Form 10-Q
period 1998-03-31
EVOLVING SYSTEMS INC
filed 1998-06-25
CIK 1052054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from              to

                        Commission file number 0-24081


                            EVOLVING SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                    84-1010843
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

9777 MT. PYRAMID COURT, ENGLEWOOD, COLORADO               80112
(Address of Principal Executive Offices)               (Zip Code)

                                (303) 802-1000
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---

     As of June 1, 1998, there were outstanding 11,573,890 shares of Registrant's Common Stock (par value $0.001 per share).

                            EVOLVING SYSTEMS, INC.

                                     INDEX


PART 1    FINANCIAL INFORMATION                                             PAGE


Item 1. Financial Statements

        Balance Sheets
           March 31, 1998 (unaudited) and December 31, 1997.................  3

        Statements of Operations
           for the three month periods ended March 31, 1998 and 1997
           (unaudited)......................................................  4

        Condensed Statements of CashFlow
           for the three month periods ended March 31, 1998 and 1997
           (unaudited)......................................................  5

        Notes to Financial Statements (unaudited)...........................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................  7

PART II   OTHER INFORMATION................................................. 11

Item 1. Legal Proceedings................................................... 11

Item 2. Changes in Securities............................................... 11

Item 3. Defaults on Senior Securities....................................... 11

Item 4. Submission of Matters to a Vote of Security Holders................. 11

Item 5. Other Information................................................... 11

Item 6. Exhibits and Reports on Form 8-K.................................... 11

SIGNATURES.................................................................. 12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 March 3,          Dec. 31,
                                                                                  1998              1997
                                                                                 -------           -------
                                                                               (unaudited)
                         ASSETS
Current assets:

          Cash and cash equivalents                                              $ 2,536           $ 1,171
          Certificates of deposit                                                    131               131
          Contract receivables, net of allowance of $520,000 at
          December 31, 1997 and March 31, 1998                                     9,041            13,344
          Unbilled work-in-process                                                 4,818               841
          Deferred tax asset                                                       1,143             1,276
          Prepaid and other current assets                                         1,510             1,077
                                                                                 -------           -------
                         Total current assets                                     19,179            17,840
Property and equipment, net                                                        9,228             9,803
Other assets                                                                         213               216
                                                                                 -------           -------
                                    Total assets                                 $28,620           $27,859
                                                                                 =======           =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

          Current portion of long-term obligations                               $ 7,537           $ 3,178
          Accounts payable                                                         2,046             2,047
          Accrued liabilities                                                      1,530             1,195
          Unearned revenue and customer deposits                                   1,961             6,054
                                                                                 -------           -------
                         Total current liabilities                                13,074            12,474
Long-term obligations, including related parties                                  12,918            13,287
Deferred income taxes                                                                414               400
                                                                                 -------           -------

Stockholders' equity:
          Preferred stock, $.001 par value, 1,500,000 shares authorized, no shares issued
          Series A preferred stock, $.001 par value; 8,160 shares
          authorized, issued and outstanding at December 31, 1997
          (liquidation preference $6,250 per share)
          Common stock, $.001 par value; 4,930,000 non-voting shares authorized; 1,620,760  and 1,629,510 non-voting shares issued and outstanding as of December 31, 1997 and March 31, 1998;
          10,070,000 voting shares authorized, no voting shares issued or
          outstanding as of December 31, 1997 or March 31, 1998                        2                 2
          December 31, 1997 or March 31, 1998
          Additional paid-in-capital                                               2,424             2,423
          Deferred compensation                                                     (917)             (992)
          Retained earnings                                                          705               265
                                                                                 -------           -------
                         Total stockholder's equity                                2,214             1,698
                                                                                 -------           -------
                         Total liabilities and stockholder's equity              $28,620            27,859
                                                                                 =======           =======

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)


                                             Three Months Ended March 31,
                                             ----------------------------

Revenue:                                       1998                1997
                                             --------            --------
   License fees and related services         $ 5,787              $ 2,200
   Other services                              7,341                5,873
                                             --------            --------
     Total revenue                            13,128                8,073

Cost of revenue:
   License fees and related services           1,919                1,555
   Other services                              4,694                4,205
                                             --------            --------

     Total cost of revenue                     6,613                5,760

   Gross margin                                6,515                2,313

Operating expenses:
   Sales and marketing                         1,388                  618
   General and administrative                  2,137                2,008
   Research and development                    1,962                  741
                                             --------            --------
     Total operating expenses                  5,487                3,367

Income (loss) from operations                  1,028               (1,054)

Other expense, net                              (372)                (365)

Income (loss) before income taxes                656               (1,419)
Provision for (benefit from) income taxes        216               (1,228)
                                             --------            --------
Net income (loss)                            $   440              $  (191)
                                             ========            ========
Basic net income (loss) per common share     $   .27              $  (.12)
                                             ========            ========
Weighted average common shares outstanding     1,630                1,536

Diluted net income (loss) per common share   $   .05              $  (.12)
                                             ========            ========
Weighted average common shares outstanding     9,671                1,536


The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                    Three Months Ended March 31
                                                         ---------------------------------------------------
                                                               1998                                 1997
                                                         ----------------                      -------------
OPERATING ACTIVITIES:
  Net income (loss)                                       $      440                            $       (191)

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:

   Provision for uncollectable contract receivables               --                                      96
   Amortization of deferred compensation                          75                                      --
   Depreciation and  amortization                              1,119                                     791
   Provision for deferred income taxes                           147                                      --
   Change in operating assets and liabilities:
   Contract receivables                                        4,303                                    (177)
   Unbilled work-in-process                                   (3,977)                                    451
   Prepaid and other assets                                     (431)                                 (1,229)
   Accounts payable                                               (1)                                   (561)
   Accrued liabilities                                           337
   Unearned revenue and customer deposits                     (4,093)                                  3,764
                                                            --------                                --------
     Net cash provided by (used in) operating activities      (2,081)                                  2,944

INVESTING ACTIVITIES:
   Purchases of property and equipment                          (544)                                   (358)
     Net cash used in investing activities                      (544)                                   (358)

FINANCING ACTIVITIES:
   Proceeds from line of credit                                4,500                                      --
   Repayment of long-term  obligations                          (510)                                   (721)
                                                            --------                                --------
     Net cash provided by (used in) financing activities       3,990                                    (721)
                                                            --------                                --------

Net increase in cash and cash equivalents                      1,365                                   1,865
                                                            --------                                --------
Cash and cash equivalents at beginning of period               1,171                                   3,184
Cash and cash equivalents at end of period                $    2,536                            $      5,049
                                                            ========                                ========

   The accompanying notes are an integral part of the financial statements.



                            EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1) BASIS OF PRESENTATION

Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (No. 333-43973), which was declared effective by the SEC on May 11, 1998.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  EARNINGS PER COMMON SHARE

The Company was required to apply Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in its financial statements for fiscal 1997. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. Basic EPS was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS was computed using the weighted average number of common plus all dilutive potential common shares outstanding during the period.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                  Quarter Ended
                                                                     March 31,
                                                                    1998    1997
Basic earnings per share:
            Net income (loss)                                     $  440  $ (191)
            Weighted average common shares outstanding             1,630   1,536
            Basic net income (loss) per common share              $  .27  $ (.12)

Effect of dilutive securities:

            Options and warrants                                   1,921       -
            Preferred Stock                                        6,120       -
                                                                  ------  ------
            Diluted weighted average common shares outstanding     9,671   1,536
            Diluted net income (loss) per common share            $  .05  $ (.12)


In February 1998, the Company effected a one-for-two reverse stock split the result of which is that the Company's authorized capital stock consists of 25.0 million authorized shares of $.001 par value common stock and 2.0 million authorized shares of $.001 par value preferred stock. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3)  INITIAL PUBLIC OFFERING

In May 1998, the Company effected an initial public offering on Form S-1. In connection with the offering, the Company issued 3,798,000 shares of common stock, including shares issued to cover the Underwriters' over-allotment option, and received net proceeds of approximately $49 million. In addition, all of the Preferred Stock was converted into common stock upon the closing of the initial public offering.

(4)  CONTINGENCIES

On June 22, 1998, two class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in one case, the Company's Underwriters on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. The lawsuits seek an unspecified amount of damages and allege that the defendants disseminated false and misleading statements about the Company's business, finances and future prospects. The Company believes it has meritorious legal defenses with respect to these suits and intends to vigorously defend against these actions. However, the Company is currently unable to (a) determine the ultimate outcome of the complaints, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (c) reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

The Company is, from time to time, subject to certain other claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company.



ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

Evolving Systems, Inc. is a leading provider of selected software solutions and services that enable telecommunications carriers to address the technical challenges to their operational support systems created by the industry's rapidly changing competitive and regulatory environment. The Company also provides custom software development services to leading telecommunications companies.

The Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition," for transactions entered into after January 1, 1998. The Company derives revenue from license fees and services under the terms of both fixed price and time and materials contracts. License fees and related services revenue consists of revenue from contracts that generally provide for both licenses and services or development fees related to the Company's standard software products. Other services revenue consists of revenue from custom programming, systems integration of third-party products, annual maintenance contracts and training.

License fees and related services revenue is generally recognized using the percentage-of-completion method of accounting. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under contract terms and all such amounts are expected to be billed and collected during the succeeding 12 months.

Services revenue provided under fixed price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed.

Annual maintenance revenue is recorded as deferred revenue and is recognized ratably over the service period, which is generally 12 months. Revenue from training services is recognized as the training services are performed. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the period such services are provided.

The Company may encounter budget and schedule overruns on fixed-price contracts caused by increased material, labor, or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract cost indicate a loss.

On May 15, 1998, the Company completed an initial public offering of Common Stock that was managed by Goldman, Sachs & Company, BancAmerica Robertson Stephens, Hambrecht & Quist, and UBS Securities. On May 11, 1998 the Commission declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43973), which should be read in conjunction with this document for further information regarding the Company's business, risk factors, and financial policies.



RESULTS OF OPERATIONS
---------------------

The following table presents, for the periods indicated, certain items in the Company's unaudited statement of operations reflected as a percentage of total revenue.


                                                  Three Months Ended
                                                      March 31,
                                                 --------------------
                                                     (unaudited)
                                                 --------------------


Revenue:                                          1998          1997
                                                 --------------------
       License fees and related services          44.1%         27.3%



       Other services                                           55.9%     72.7%
                                                               -----   -------
              Total revenue                                    100.0%    100.0%

Cost of revenue:
       License fees and                                         14.6%     19.2%
        related services
       Other services                                           35.8%     52.1%
                                                               -----   -------
              Total cost of revenue                             50.4%     71.3%

       Gross margin                                             49.6%     28.7%

Operating expenses:
       Sales and marketing                                      10.6%      7.6%
       General and                                              16.3%     24.9%
        administrative
       Research and                                             14.9%      9.2%
        development                                            -----   -------
              Total operating expenses                          41.8%     41.7%

Income (loss) from                                               7.8%    (13.0)%
 operations

Other expense, net                                              (2.8)%    (4.5)%

Income (loss) before                                             5.0%    (17.5)%
 income taxes
Provision for (benefit                                           1.6%    (15.2)%
 from) income taxes                                            -----   -------
Net income (loss)                                                3.4%     (2.3)%
                                                               =====   =======

REVENUE. Total revenue increased $5.1 million, or 63%, to $13.1 million in the quarter ended March 31, 1998 from $8.1 million in the quarter ended March 31, 1997. License fees and related services revenue increased by $3.6 million, or 163% to $5.8 million in the quarter ended March 31, 1998 from $2.2 million in the quarter ended March 31, 1997, reflecting increased demand for the Company's LNP products and services as well as completion of a high margin development contract. Other services revenue increased by $1.5 million or 25% in the quarter ended March 31, 1998 from $5.9 million in the quarter ended March 31, 1997 reflecting continuing growth in custom development projects with traditional customers. As a percentage of total revenue, license fees and related services revenue increased to 44% for the quarter ended March 31, 1998 from 27% for the quarter ended March 31, 1997.

COST OF REVENUE. Cost of license fees and related services increased by $364,000, or 23%, to $1.9 million for the quarter ended March 31, 1998 from $1.6 million for the quarter ended March 31, 1997. As a percentage of total revenue, cost of license fees and related services decreased to 15% for the quarter ended March 31, 1998 from 19% for the quarter ended March 31, 1997. These increased costs in absolute dollars reflected growth in the Company's product and related services business but the percentage of revenue decline reflects greater efficiencies in related services due to product maturity, employee productivity increases, and the previously mentioned $1.5 million contract with little associated cost. Cost of other services increased $489,000, or 12% to $4.7 million for the quarter ended March 31, 1998 from $4.2 million for the quarter ended March 31, 1997. As a percentage of total revenue, cost of other services decreased to 36% for the quarter ended March 31, 1998 from 52% for the quarter ended March 31, 1997. These decreased costs reflected the Company's reassignment of personnel from custom development projects to research and development, increased productivity of remaining personnel, and cost containment efforts.

SALES AND MARKETING. Sales and marketing expenses increased by $770,000, or 125%, to $1.4 million in the quarter ended March 31, 1998 from $618,000 in the quarter ended March 31, 1997. As a percentage of revenue, sales and marketing expenses increased to 11% in the quarter ended March 31, 1998 from 8% in the quarter ended March 31,1997. This increase reflects increases in sales and marketing personnel from 13 to 21, incorporating the staffing of a direct sales force and increased product marketing expenses related to the Company's product strategy.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $129,000, or 6%, to $2.1 million in the quarter ended March 31, 1998 from $2.0 million in the quarter ended March 31, 1997. As a percentage of revenue, general and administrative expenses decreased to 16% in the quarter ended March 31, 1998 from 25% in the quarter ended March 31,1997. This slight increase in absolute dollars is attributable to general cost increases in outside services; the decline in percentage of revenue is attributable to higher revenue in the quarter ended March 31, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.2 million, or 165%, to $2.0 million in the quarter ended March 31, 1998 from $741,000 in the quarter ended March 31, 1997. As a percentage of revenue, research and development expenses increased to 15% in the quarter ended March 31, 1998 from 9% in the quarter ended March 31,1997. This absolute dollar increase in spending is largely a result of a significant increase in personnel involved in product research and spending on MetOSS development efforts.

OTHER EXPENSE, NET. Other expense, net increased by $7,000, or 2%, to $372,000 in the quarter ended March 31, 1998 from $365,000 in the quarter ended March 31, 1997. As a percentage of revenue, other income (expense) decreased to 3% in the quarter ended March 31, 1998 from 5% in the quarter ended March 31,1997. This expense is largely interest expense related to funding the Company's operations and was fundamentally unchanged from the comparable period.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company recorded an income tax provision of $216,000 for the quarter ended March 31, 1998. The change from the benefit recorded in the first quarter of 1997 was a result of the Company's pre-tax loss coupled with significant research and development tax credits generated in the March 31,1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES.

The Company has historically financed its operations through a combination of cash flow from operations and borrowings. At March 31, 1998, the Company's principal sources of liquidity included $2.6 million in cash and cash equivalents, a $10.0 million secured bank line of credit and an equipment term loan agreement of $1.5 million, both of which expire in September 1998. As of March 31, 1998, the Company had an outstanding balance under the line of credit in the amount of approximately $4.7 million and $664,000 outstanding with respect to the equipment term loan agreement. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance and working capital. At March 31, 1998, the Company was in compliance with such covenants or had obtained waivers.

At March 31, 1998, the Company had senior promissory notes payable to stockholders in the amount of $6.8 million bearing semi-annual interest payments at a rate of 9% beginning April 1996, and principal repayments of $1.6 million due semi-annually beginning in 2000. The Company also has notes payable to stockholders in the amount of $5.1 million bearing annual interest payments of 7.25%, with the principal due in 2006. Following the Company's initial public offering in May 12, 1998, these notes and accrued interest obligations were retired.

Net cash used in operating activities was $2.1 million in the three months ended March 31, 1998 compared to a positive contribution of $2.9 million in the three months ended March 31, 1997. The main contributors to the usage of cash by operations in the March 31, 1998 quarter were an increase in unbilled work-in-process by $4.0 million reflecting t milestone extensions which must be met prior to final invoicing, and a decline in customer deposits and unearned revenue by $4.1 million, primarily the result of the completion of several large LNP projects. Receivables provided cash of $4.3 million during this period reflecting increased collections on significant accounts. In the three months ended March 31, 1997, the cash contribution by operations was largely the result of an increase of $3.8 million in customer deposits and unearned revenue due to large LNP contracts entered into during that period.

Net cash used in investing activities during the three months ended March 31, 1998 and March 31, 1997 was roughly equivalent with $544,000 being invested in equipment to support operations in the 1998 period, and $358,000 in the 1997 period.

Financing activities provided $4.0 million in cash in the three months ended March 31, 1998 compared to using $721,000 in the three months ended March 31, 1997. The Company utilized its line of credit facilities for approximately $4.5 million during the quarter ended March 31, 1998. Following the Company's initial public offering, all such advances were repaid and the Company currently owes nothing on its line of credit facilities. Long term lease obligations were reduced by a use of $528,000 in the quarter ended March 31, 1998 compared to a reduction of $721,000 in the quarter ended March 31, 1997.

The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its existing credit facilities and the net proceeds from the initial public offering will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

FACTORS THAT MIGHT EFFECT OPERATING RESULTS.

The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will continue to be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; product lifecycles; the Company'' success in effecting its planned transition to a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion of the Company's international operations, and general economic conditions.

A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has generally recognized both license fees and service fee revenue under its customer contracts using the percentage-of-completion method. The Company is broadening its strategy to include the development and sale of software products. To the extent that the Company is successful in doing so, the Company expects that it may be able to record future revenue from license fees upon the delivery of a software product to a customer. The Company's ability to recognize revenue on software licenses as packaged software solutions at the time of delivery depends on its ability to engage third parties to implement its software and to separately license the software and separately sell implementation services, as well as technical factors and customer expectations and requirements. There can be no assurance that the Company will be able to achieve or maintain a sales model that allows the Company to record license fees when software products are delivered to customers. Software companies that account for revenue from license fees upon delivery of software products may be exposed to increased risk of quarterly fluctuations. To the extent that this pattern develops at the Company, any failure or delay in the delivery of orders during any given quarter could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of revenue recognition from the Company's contracts has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis.

The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for the Company's products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

The Company has experienced and is expected to continue to experience a significant degree of seasonality, with a lower percentage of the Company's revenue and net income being recognized in its first quarter. The Company believes that such seasonality is the result of buying patterns that are linked to the capital appropriation process of companies in the telecommunications industry. The Company's costs, particularly personnel and infrastructure, are largely fixed and are based on projected annual revenue levels. As a result, quarter-to-quarter shortfalls or increases in revenue may affect quarterly operating results.

These results should be read in conjunction with the risk factors defined in the Company's Registration Statement on Form S-1 (No. 333-43973) which was declared effective by the SEC on May 11, 1998. Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the customer's acceptance of Local Number Portability Products, (iii) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process, and (iv) rapid technological change and intense competition in the Company's industry.

IMPACT OF THE YEAR 2000 ISSUE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and tests third-party software that is incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company is continuing its review of its products to ensure compliance. The Company's operations may be at risk if its suppliers and other third-parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third-parties. This issue could result in system failures or generation of erroneous information and could significantly disrupt business activities.

The Company utilizes off-the-shelf and custom software developed internally and by third parties. To the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The total cost and time associated with the impact of Year 2000 compliance cannot presently be estimated but is not expected to have a material impact.



                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 1998, two class action lawsuits were filed in the United States District Court of the District Court of Colorado against the Company and certain of its officers and directors. The actions are purportedly brought on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. The claims allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The actions seek compensatory and punitive damages, interest, attorneys' fees and other costs. The Company believes that it has meritorious defenses to both actions and intends to vigorously defend the actions.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 1998, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) One-for-two reverse stock split; (c) Amendments to Articles of Incorporation; (d) Amendment of the Company's Stock Option Plan; (e) Adoption of the Company's Employee Stock Purchase Plan; (f) Adoption of Amended and Restated Bylaws; and (g) Approval of Standard Indemnification Agreement. 8,160 shares of Series A Preferred Stock were voted in favor of such proposal, no shares of Series A Preferred Stock were voted against such proposal.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 6/25/98                       /s/ Roger A. Barnes
                                    --------------------------------------------
                                    Roger A. Barnes
                                    Senior Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)