Form 10-Q
period 1998-06-30
EVOLVING SYSTEMS INC
filed 1998-08-14
CIK 1052054

 CONFIDENTIAL                        PAGE 1                           08/13/98


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


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

     Yes  X   No _____
        ____

     As of June 30, 1998, there were outstanding 11,573,890 shares of Registrant's Common Stock (par value $0.001 per share).

CONFIDENTIAL                       PAGE 2                            08/13/98

                            EVOLVING SYSTEMS, INC.

PART 1         FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Balance Sheets
               June 30, 1998 (unaudited) and December 31, 1997...................   3

         Statements of Operations
               for the three-month and six month periods ended June 30,
               1998 and 1997 (unaudited).........................................   4

         Condensed Statements of Cash Flow
               for the six month periods ended June 30, 1998 and
               1997 (unaudited)..................................................   5

         Statement of Changes in Stockholders Equity
               for the six month period ended June 30, 1998......................   6

         Notes to Financial Statements...........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.....................................................   8

PART II        OTHER INFORMATION.................................................  14

Item 1.  Legal Proceedings                                                         14

Item 2.  Changes in Securities                                                     14

Item 3.  Defaults on Senior Securities                                             14

Item 4.  Submission of Matters to a Vote of Security Holders                       14

Item 5.  Other Information                                                         14

Item 6.  Exhibits and Reports on Form 8-K                                          14

SIGNATURES.......................................................................  14

CONFIDENTIAL                       PAGE 3                             08/13/98


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                    June 30,           Dec. 31,
                                                                                      1998               1997
                                                                                  ----------        -----------
                                                                                  (unaudited)

                               ASSETS
         Current assets:
                   Cash and cash equivalents                                          $30,315            $ 1,171
                   Certificates of deposit                                                 --                131
                   Contract receivables, net                                           11,121             13,344
                   Unbilled work-in-process                                             3,838                841
                   Deferred tax asset                                                   1,769              1,276
                   Prepaid and other current assets                                       685              1,077
                                                                                      -------            -------

                             Total current assets                                      47,728             17,840

         Property and equipment, net                                                    9,079              9,803
         Other assets                                                                     213                216
                                                                                      -------            -------
                                       Total assets                                   $57,020            $27,859
                                                                                      =======            =======

                           LIABILITIES  AND STOCKHOLDERS' EQUITY
         Current liabilities:
                      Current portion of long-term  obligations                       $ 2,525            $ 3,178
                      Accounts payable                                                  2,108              2,047
                      Accrued liabilities                                               1,298              1,195
                      Unearned revenue and customer deposits                            1,801              6,054
                                                                                      -------            -------

                             Total current liabilities                                  7,732             12,474

         Long-term obligations                                                            660             13,287
         Deferred income taxes                                                            414                400
                                                                                      -------            -------

         Stockholders' equity:
                      Preferred stock, $.001 par value, 2,000,000
                      shares authorized,
                      no shares issued                                                     --                 --
                      Series A preferred stock, $.001 par value; 0 and 8,160
                      shares authorized, issued and outstanding at June 30, 1998 and
                      December 31, 1997                                                    --                 --
                      (liquidation preference $6,250 per share)
                      Common stock, $.001 par value; 4,930,000 non-voting shares authorized; 1,620,760 non-voting shares issued
                      and outstanding as of December 31, 1997;25,000,000 voting            12                  2
                      shares authorized; 11,573,890 voting shares issued
                      and outstanding as of June 30, 1998
                      Additional paid-in-capital                                       50,480              2,423
                      Deferred compensation                                              (878)              (992)
                      Retained earnings (deficit)                                      (1,400)               265
                                                                                      -------            -------
                                    Total stockholders' equity                         48,214              1,698
                                                                                      -------            -------
                                    Total liabilities and stockholders' equity        $57,020            $27,859
                                                                                      =======            =======

The accompanying notes are an integral part of the financial statements.

CONFIDENTIAL                        PAGE 4                            08/13/98


                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                         --------------------------     -------------------------
Revenue:                                                   1998            1997           1998          1997
  License fees and related services                        $ 2,869          $ 5,370         $ 8,656       $ 7,570
  Other services                                             6,712            4,924          14,054        10,797
                                                           -------          -------         -------       -------
                          Total revenue                      9,581           10,294          22,710        18,367
                                                           -------          -------         -------       -------

Cost of revenue:
  License fees and related services                          2,484            1,964           4,403         3,519
  Other services                                             4,284            4,267           8,979         8,472
                                                           -------          -------         -------       -------
                          Total cost of revenue              6,768            6,231          13,382        11,991
                                                           -------          -------         -------       -------

  Gross margin                                               2,813            4,063           9,328         6,376

Operating expenses:
  Sales and marketing                                        1,603              977           2,991         1,595
  General and administrative                                 1,715            2,265           3,853         4,273
  Research and development                                   1,879              364           3,841         1,105
                                                           -------          -------         -------       -------
                          Total operating expenses           5,197            3,606          10,685         6,973
                                                           -------          -------         -------       -------

Income (loss) from operations                               (2,384)             457          (1,357)         (597)

OTHER EXPENSE, NET                                             (91)            (404)           (463)         (769)
                                                           -------          -------         -------       -------

Income (loss) before income taxes                           (2,475)              53          (1,820)       (1,366)
Provision for (benefit from) income taxes                     (817)              46            (601)       (1,182)
                                                           -------          -------         -------       -------
Income (loss) before Extraordinary item                     (1,658)               7          (1,219)         (184)
Extraordinary item, net of applicable income taxes            (446)              --            (446)           --
                                                           -------          -------         -------       -------
Net income (loss)                                          $(2,104)         $     7         $(1,665)      $  (184)
                                                           =======          =======         =======       =======

BASIC EARNINGS PER COMMON SHARE:
Income (loss) before extraordinary item                    $  (.25)         $    --           $  (.30)     $  (.12)
Extraordinary item                                            (.07)                              (.11)
                                                           -------                            -------
Net income (loss) per common share                         $  (.32)         $    --          $  (.41)      $  (.12)
                                                           =======          =======          =======       =======
DILUTED EARNINGS PER COMMON SHARE:
Income (loss) before extraordinary item                    $  (.25)         $   --           $  (.30)      $  (.12)
Extraordinary item                                            (.07)                             (.11)
                                                           -------                            -------
Net income (loss) per common share                         $  (.32)         $    --          $  (.41)      $  (.12)
                                                           =======          =======          =======       =======

Basic shares outstanding                                     6,610            1,554            4,118         1,545
Diluted shares outstanding                                   6,610            8,837            4,118         1,545



The accompanying notes are an integral part of the financial statements.

CONFIDENTIAL                       PAGE 5                              08/13/98


                            EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------

                                                                                   1998                    1997
                                                                                 --------                --------
OPERATING ACTIVITIES:
  Net loss                                                                       $ (1,665)               $   (184)
  Adjustments to reconcile net (loss) to net cash provided by (used in)
  operating activities:

    Provision for uncollectable contract receivables                                   --                      96
    Amortization of deferred compensation                                             114                      --
    Depreciation and amortization                                                   2,031                   1,648
    Change in operating assets and liabilities:
    Contract receivables                                                            2,223                    (798)
    Unbilled work-in-process                                                       (2,997)                   (901)
    Prepaid and other assets                                                           47                  (1,146)
    Accounts payable                                                                   61                    (467)
    Accrued liabilities                                                               103                     324
    Unearned revenue and customer deposits                                         (4,253)                  5,378
                                                                                 --------                --------
      Net cash provided by (used in) operating activities                          (4,331)                  3.950
INVESTING ACTIVITIES:
    Purchases of property and equipment                                            (1,307)                   (793)
                                                                                 --------                --------
      Net cash used in investing activities                                        (1,307)                   (793)
FINANCING ACTIVITIES:
    Repayment of long-term obligations                                            (13,280)                 (1,360)
    Sale of stock                                                                  48,067                      15
                                                                                 --------                --------
      Net cash provided by (used in) financing activities                          34,782                  (1,345)
                                                                                 --------                --------

  Net increase in cash and cash equivalents                                        29,144                   1,812
  Cash and cash equivalents at beginning of period                                  1,171                   3,184
                                                                                 --------                --------
  Cash and cash equivalents at end of period                                     $ 30,315                $  4,996
                                                                                 ========                ========

The accompanying notes are an integral part of the financial statements.

CONFIDENTIAL                        PAGE 6                          08/13/98



                            EVOLVING SYSTEMS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands except share data)

                                                                       $.001 PAR
                                    SERIES A      $.01 PAR VOTING       NON-VOTING
                                PREFERRED STOCK     COMMON STOCK       COMMON STOCK  ADDITIONAL               RETAINED    TOTAL
                               ----------------   ---------------     --------------   PAID-IN    DEFERRED    EARNINGS  STOCKHOLDERS
                               SHARES    AMOUNT   SHARES   AMOUNT     SHARES  AMOUNT   CAPITAL  COMPENSATION  (DEFICIT)   CAPITAL
                               ------    ------   ------   ------     ------  ------ ---------- ------------  --------- ------------
Balance, December 31, 1997....  8,160    $    8           $     0  1,620,760       2 $    2,423 $       (992) $ 265,076  $    1,698
                               ======    ======           =======  =========  ====== ========== ============  ========= ============
Stock option exercises........                                        35,130      35         34                                  34
Amortization of deferred
compensation..................                                                                           114                114,000
Issuance of common stock......                                     3,798,000       4     48,024                              48,027
Conversion of preferred to
common........................ (8,160)       (8)                   6,120,000       6                                              6
Net loss......................                                                                                   (1,665)     (1,665)

Balance, June 30, 1998........                                    11,573,890  $   12 $   50,480 $       (878) $  (1,399) $   48,214
                                                                  ==========  ====== ========== ============  =========  ===========



   The accompanying notes are an integral part of these financial statements.

CONFIDENTIAL                        PAGE 7                          08/13/98

                            EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)    BASIS OF PRESENTATION

       Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (No. 333-43973), which was declared effective by the SEC on May 11, 1998.

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

(2)    EARNINGS (LOSS) PER COMMON SHARE

       The Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in its financial statements effective retroactively to 1997. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. Basic EPS was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

       The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):


                                                           Three Months Ended        Six Months Ended
                                                                 June 30,                June 30,
                                                            1998        1997          1998      1997
Basic earnings per share:
     Net income (loss)                                    $(2,104)    $    7        $(1,665)   $ (184)
     Weighted average common shares outstanding             6,610      1,554          4,118     1,545
     Basic net income (loss) per common share             $  (.32)    $  .00        $  (.41)   $ (.12)

Effect of dilutive securities:

     Options and warrants                                              1,163
     Preferred Stock                                                   6,120
                                                                      ------
     Diluted weighted average common shares outstanding     6,610      8,837          4,118     1,545
     Diluted net income (loss) per common share           $  (.32)    $  .00        $  (.41)   $ (.12)


       In February 1998, the Company effected a one-for-two reverse stock split. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3)    INITIAL PUBLIC OFFERING

       In May 1998, the Company effected an initial public offering on Form S-1. In connection with the offering, the Company issued 3,798,000 shares of common stock, including shares issued to cover the Underwriters' (as hereinafter defined) over-allotment option, and received net proceeds of approximately $48 million. In addition, all of the Preferred Stock was converted into common stock upon the closing of the initial public offering.

CONFIDENTIAL                         PAGE 8                             08/13/98

(4) CONTINGENCIES

  In June, 1998, three class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in one case, the Company's Underwriters on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. The lawsuits seek an unspecified amount of damages and allege that the defendants disseminated false and misleading statements about the Company's business, finances and future prospects. The Company believes it has meritorious legal defenses with respect to these suits and intends to vigorously defend against these actions. However, the Company is currently unable to (a) determine the ultimate outcome of the complaints, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (c) reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

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

     License fees and related services revenue is generally recognized using the percentage-of-completion method of accounting. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under contract terms and all such amounts are expected to be billed and collected during the succeeding twelve months.

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

     On May 15, 1998, the Company completed an initial public offering of Common Stock that was managed by Goldman, Sachs & Company, BancAmerica Robertson Stephens, Hambrecht & Quist, and UBS Securities, (the "Underwriters"). On May 11, 1998 the Commission declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43973), which should be read in conjunction with this document for further information regarding the Company's business, risk factors, and accounting policies.

CONFIDENTIAL                        PAGE 9                              08/13/98

RESULTS OF OPERATIONS
---------------------

  The following table presents, for the periods indicated, certain items in the Company's unaudited statement of operations reflected as a percentage of total revenue.

                                                                      Three Months June 30,    Six Months Ended June 30,
                                                                      ---------------------    -------------------------
                                                                         (unaudited)
                                                                      ---------------------
                                                                       1998          1997       1998             1997
                                                                      -------      -------     -------          -------
Revenue:
       License fees and related services                                30.0%        52.2%       38.1%           41.2%
       Other services                                                   70.0         47.8        61.9            58.8
                                                                      ------        -----       -----           -----
                                Total  revenue                         100.0        100.0       100.0           100.0


Cost of revenue:
       License fees and related services                                25.9         19.1        19.4            19.2
       Other services                                                   44.7         41.4        39.5            46.1
                                                                      ------        -----       -----           -----
                                Total cost of revenue                   70.6         60.5        58.9            65.3


       Gross margin                                                     29.4         39.5        41.1            34.7

Operating expenses:
       Sales and marketing                                              16.7          9.5        13.2             8.7
       General and administrative                                       17.9         22.0        16.9            23.2
       Research and development                                         19.6          3.5        16.9             6.0
                                                                      ------        -----       -----           -----
                                Total operating expenses                54.2         35.0        47.0            37.9



Income (loss) from operations                                          (24.8)         4.5        (5.9)           (3.2)

Other expense, net                                                      (1.0)        (3.9)       (2.0)           (4.1)

Income (loss) before income taxes                                      (25.8)         0.6        (8.0)           (7.4)
Provision for (benefit from) income taxes                               (8.5)         0.4        (2.6)           (6.4)
                                                                      ------        -----       -----           -----
Income (loss) before extraordinary item                                (17.3)         0.2        (5.4)           (1.0)
Extraordinary item                                                      (4.7)           -        (1.9)
                                                                      ------                    -----
  Net income (loss)                                                    (22.0)%        0.2%       (7.3)%          (1.0)%
                                                                      ======        =====       =====           =====


THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

REVENUE. Total revenue decreased approximately $713,000 or 7% to $9.6 million in the three months-ended June 30,1998 from $10.3 million in the three months ended June 30, 1997. License fees and related services revenue decreased by $2.5 million or 47% to $2.9 million in the three months ended June 30, 1998 from $5.4 million in the three months ended June 30, 1997, reflecting the completion of certain major LNP projects in 1998 and, conversely, the acceleration of the LNP market in mid 1997. Other services revenue increased by $1.8 million or 36% to $6.7 million in the three months ended June 30, 1998 from $4.9 million in the three months ended June 30, 1997, reflecting growth in consulting and custom programming projects with long-standing customers. As a percentage of total revenue other services revenue increased to 70% for the three months ended June 30, 1998 from 48% for the three months ended June 30, 1997.

COST OF REVENUE. Total cost of revenue increased by $537,000 or 9% to $6.8 million in the three months ended June 30, 1998 from $6.2 million in the three months ended June 30, 1997. As a percentage of total revenue costs increased from 61% of revenue in the three months ended June 30, 1997 to 71% of revenue due to the decline in revenue in the three months ended June 30, 1998. Cost of license fees and related services increased by $520,000 or 26% to $2.5 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. As a percentage of total revenue, cost of license fees and related services increased to 26% for the three months ended June 30, 1998 from 19% in the three months ended June 30, 1997. The cost increase in license fees and related services in absolute dollar terms reflects the cost of third party software incorporated in license products as well as increases in personnel assigned to systems integration efforts. Cost of other services was constant at $4.3 million in the three months ended June 30, 1998 and 1997. Other services cost levels remained constant in spite of higher revenues reflecting lower staffing related to such projects and expense controls initiated in late 1997. The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, the Company may be unable to adjust spending in cost of revenue or operating areas in a timely manner to compensate for any unexpected shortfall in revenue.

CONFIDENTIAL                        PAGE 10                             08/13/98

SALES AND MARKETING. Sales and marketing expenses increased by $626,000 or 64% to $1.6 million in the three months ended June 30, 1998 from $977,000 in the three months ended June 30, 1997. As a percentage of revenue, sales and marketing increased to 17% of revenue in the three months ended June 30, 1998 from 10% in the three months ended June 30, 1997. This increase reflects both increased sales and marketing staffing and associated costs as well as increased promotional expenses over the prior period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $550,000 or 24% to $1.7 million in the three months ended June 30, 1998 from $2.3 million in the three months ended June 30, 1997. As a percentage of revenue, general and administrative expenses decreased to 18% in the three months ended June 30, 1998 from 22% in the three months ended June 30, 1997. The decrease in absolute dollars is attributable to elimination of bonuses due to the performance shortfall in the three months ended June 30, 1998 as well as lower equipment costs and spending controls initiated in late 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.5 million, or 416%, to $1.9 million in the three months ended June 30, 1998 from $364,000 in the three months ended June 30, 1997. As a percentage of revenue, research and development expenses increased to 20% in the three months ended June 30, 1998 from 4% in the three months ended June 30, 1997, reflecting both absolute dollar increases in spending due to staff increases related to MetOSS product development projects, and percentage increases due to lower revenue levels.

OTHER EXPENSE, NET. Other expense, net decreased by $313,000, or 77%, to $91,000 in the three months ended June 30, 1998 from $404,000 in the three months ended June 30, 1997. As a percentage of revenue, other expense decreased to 1% in the three months ended June 30, 1998 from 4% in the three months ended June 30,1997. This expense results principally from interest expense related to funding the Company's operations and the decrease from prior periods reflects the repayment of most outstanding long term debt and line of credit advances following the company's initial public offering in May, 1998 as well as interest income on the Company's cash subsequent to the offering.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company recorded an income tax benefit of $817,000 for the three months ended June 30, 1998 compared to a tax provision of $46,000 for the three months ended June 30, 1997.

EXTRAORDINARY ITEM. The Company recorded an extraordinary item of $446,000 relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering. The Company recorded a tax benefit of $220,000 relating to the extraordinary item recorded in the three months ended June 30, 1998.


THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1997

REVENUE. Total revenue increased approximately $4.3 million or 23% to $22.7 million in the six months-ended June 30,1998 from $18.4 million in the six months ended June 30, 1997. License fees and related services revenue increased by $1.1 million or 14% to $8.7 million in the six months ended June 30, 1998 from $7.6 million in the six months ended June 30, 1997, reflecting LNP product strength in the first three months of 1998. Other services revenue increased by $3.2 million or 30% to $14.0 million in the six months ended June 30, 1998 from $10.8 million in the six months ended June 30, 1997, reflecting strength in consulting and custom development projects with long-standing customers. As a percentage of total revenue, other services revenue increased to 62% for the six months ended June 30, 1998 from 59% for the six months ended June 30, 1997.

COST OF REVENUE. Cost of revenue increased $1.4 million or 12% to $13.4 million in the six months ended June 30, 1998 from $12.0 million in the six months ended June 30, 1997. License fees and related services cost increased by $884,000 or 25% to $4.5 million for the six months ended June 30, 1998 from $3.5 million for the six months ended June 30, 1997. Increased third party software costs as well as increased staffing for product support due to higher LNP revenues in the period is reflected in this increase. Other services cost increased $507,000 or 6% to $9.0 million in the six months ended June 30, 1998 from $8.5 million in the six months ended June 30, 1997. This increase in other services cost was due to higher revenue levels and increased subcontractor costs related to an unusually complex project.

SALES AND MARKETING. Sales and marketing expenses increased by $1.4 million or 88% to $3.0 million in the six months ended June 30, 1998 from $1.6 million in the six months ended June 30, 1997. As a percentage of revenue, sales and marketing expenses increased to 13% of revenue in the six months ended June 30, 1998 from 9% in the six months ended June 30, 1997. This increase reflects the absolute dollar spending increase related to personnel increases and promotional expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $420,000 or 10% to $3.9 million in the six months ended June 30, 1998 from $4.3 million in the six months ended June 30, 1997. As a percentage of revenue, general and administrative expenses decreased to 17% in the six months ended June 30, 1998 from 23% in the six months ended June 30, 1997. This decrease in absolute dollars is attributable to lower salary, bonus, and equipment costs; the decline in percentage of revenue is attributable to higher revenue levels.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $2.7 million, or 245%, to $3.8 million in the six months ended June 30, 1998 from $1.1 million in the six months ended June 30, 1997. As a percentage of revenue, research and development expenses increased to 17% in the six months ended June 30, 1998 from 6% in the six months

CONFIDENTIAL                        PAGE 11                             08/13/98

ended June 30, 1997, reflecting absolute dollar increases in spending due to staff increases related to MetOSS product development projects.

OTHER EXPENSE, NET. Other expense, net decreased by $306,000, or 40%, to $463,000 in the six months ended June 30, 1998 from $769,000 in the six months ended June 30, 1997. As a percentage of revenue, other expense decreased to 2% in the six months ended June 30, 1998 from 4% in the six months ended June 30,1997. This expense is principally interest expense related to funding the Company's operations and reflects the payoff of the majority of outstanding long term debt and line of credit advances following the company's initial public offering in May 1998, as well as interest income on the Company's cash investments subsequent to the offering.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company recorded a net income tax benefit of $601,000 for the six months ended June 30, 1998. This compares to a tax benefit of $1.2 million for the six months ended June 30, 1997.

EXTRAORDINARY ITEM. The Company recorded an extraordinary item of $446,000 net of taxes relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering during the six months ended June 30, 1998. The Company recorded a tax benefit of $220,000 relating to the extraordinary item recorded in the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES.

     The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 15, 1998, the Company completed its initial public offering of common stock and subsequently repaid
most outstanding borrowings.   At June 30, 1998, the Company's principal sources
of liquidity included $30.3 million in cash and cash equivalents, a $10.0 million secured bank line of credit and an equipment term loan agreement of $1.5 million, both of which expire in September 1998. As of June 30, 1998, the Company had no outstanding balance under the line of credit and $660,000 outstanding with respect to the equipment term loan agreement. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance and working capital. At June 30, 1998, the Company was in compliance with such covenants or had obtained waivers.

     At March 31, 1998, the Company had senior promissory notes payable to stockholders in the amount of $6.8 million bearing semi-annual interest payments at a rate of 9% beginning April 1996, and principal repayments of $1.6 million due semi-annually beginning in 2000. The Company also had notes payable to stockholders in the amount of $5.1 million bearing annual interest payments of 7.25%, with the principal due in 2006. Following the Company's initial public offering in May, 1998, these notes and accrued interest obligations were retired.

     Net cash used in operating activities was $4.4 million in the six months ended June 30, 1998 compared to a positive contribution of $3.9 million in the six months ended June 30, 1997. The main contributors to the usage of cash by operations in the six months ended June 30, 1998 were an increase in unbilled work-in-process by $3.0 million reflecting milestone extensions which must be met prior to final invoicing and a decline in customer deposits and unearned revenue by $4.2 million, primarily the result of the completion of several large LNP projects. Receivables provided cash of $2.2 million during this period reflecting increased collections on major accounts. In the six months ended June 30, 1997, the cash contribution by operations was largely the result of an increase of $5.4 million in customer deposits and unearned revenue due to large LNP contracts entered into during that period.

     Net cash used in investing activities during the six months ended June 30, 1998 and June 30, 1997 was $1.3 million and $793,000 respectively in the area of equipment and facilities to support operations.

     Financing activities provided $34.8 million in cash in the six months ended June 30, 1998 compared to using $1.3 million in the six months ended June 30, 1997. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company except for capital lease obligations was repaid during the three months ended June 30, 1998.

     The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its existing credit facilities and the net proceeds from the initial public offering will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.


FACTORS THAT MIGHT EFFECT OPERATING RESULTS.

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in

CONFIDENTIAL                        PAGE 12                             08/13/98

government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; product lifecycles; the Company' success in effecting its planned transition to a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion of the Company's international operations, and general economic conditions.

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

     These results should be read in conjunction with the risk factors defined in the Company's Registration Statement on Form S-1 (No. 333-43973) which was declared effective by the SEC on May 11, 1998. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the customer's acceptance of Local Number Portability Products, (iii) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process, and (iv) rapid technological change and intense competition in the Company's industry.


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

     The Company is impacted by the Year 2000 issue both internally with regard to its operations and externally with regard to its product and services offerings and the vulnerability of its customer base. The Company is in the process of assessing its state of readiness in all areas costs associated with remediation, risks, and contingency plans. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.

CONFIDENTIAL                        PAGE 13                             08/13/98

                             [GRAPH APPEARS HERE]

Products and Services: The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and tests third-party software that is incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company is continuing its review of its products to ensure compliance. The Company's operations may be at risk if its suppliers and other third parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third parties. This issue could result in system failures or generation of erroneous information and could significantly disrupt business activities.

Customers: The Company offers software products and services to telecommunications carriers and telecommunication companies. Currently, the Company is assisting several of these customers in the evaluation of their software and systems to be compliant with Year 2000 requirements. As these companies products and services are largely dependent on integrated software and hardware networks as described above, there can be no assurance that assessment and remediation will have been completed by all such customers within the appropriate timeframe. As a result, the Company's business with these customers could be negatively or positively influenced by these customers financial and operational results and consequent decisions regarding the purchase of the Company's products and services. Such a disruption of buying patterns could cause a material adverse effect on the Company's business, results of operations and financial condition.

Evolving Systems' Internal Operations:

IT - Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software has been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. A final, non-compliant subsystem is scheduled to be replaced within the next six months. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. To the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

IT - Hardware: The Company utilizes off-the-shelf hardware in its processing and network operations. Such equipment either has been certified to be date code compliant or correspondence with suppliers is being initiated to validate such condition.

Non-IT - Hardware: The Company will initiate correspondence with suppliers to review what actions will be required to make all embedded systems date code compliant in the facilities it occupies. The costs associated with such actions is not expected to have a material effect on the Company's business, results operations or financial condition.

Suppliers: The Company will initiate correspondence with service suppliers to review what actions will be undertaken to make all embedded systems date code compliant. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The total cost and time associated with the impact of Year 2000 compliance cannot presently be estimated. The costs associated with such actions is not expected to have a material effect on the Company's business, results of operations or financial condition.

The Company does not, at this time, have a formal contingency plan in the event of the failure of remediation efforts with regard to its internal operations. Such a plan can only be developed after a full assessment of potential points of failure. Following the completion of the assessment phase in all areas, the Company anticipates the development of such a plan.

CONFIDENTIAL                        Page 14                             08/13/98

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     In June, 1998, three class action lawsuits were filed in the United States District Court of the District Court of Colorado against the Company and certain of its officers and directors. The actions are purportedly brought on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. The claims allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The actions seek unspecified compensatory and punitive damages, interest, attorneys' fees and other costs. The Company believes that it has meritorious defenses to both actions and intends to vigorously defend the actions.

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

          10.27  Financial Data Schedule

     (b)  Reports on Form 8-K

          None


                                  SIGNATURES

   Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/14/98                       /s/ Roger A. Barnes
                                    ------------------------------
                                    Roger A. Barnes
                                    Senior Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)