Form 10-Q
period 1998-09-30
EVOLVING SYSTEMS INC
filed 1998-11-13
CIK 1052054

CONFIDENTIAL                        PAGE 1                              11/11/98


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to

                        Commission file number 0-24081


                            EVOLVING SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                84-1010843
   (State or Other Jurisdiction                    (I.R.S. Employer
 of Incorporation or Organization)                Identification No.)


9777 MT. PYRAMID COURT, ENGLEWOOD, COLORADO             80112
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

      Yes   X   No
          -----    -----

      As of September 30, 1998, there were outstanding 11,618,557 shares of Registrant's Common Stock (par value $0.001 per share).

CONFIDENTIAL                        PAGE 2                              11/11/98


                            EVOLVING SYSTEMS, INC.


PART 1     FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Balance Sheets

               September 30, 1998 (unaudited) and December 31, 1997........   3

         Statements of Operations
               for the three-month and nine month periods ended
               September 30, 1998 and 1997 (unaudited).....................   4

         Condensed Statements of Cash Flow
               for the nine month periods ended September 30, 1998 and
               1997 (unaudited)............................................   5

         Notes to Financial Statements.....................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   7

PART II    OTHER INFORMATION...............................................  13

Item 1.  Legal Proceedings.................................................  13

Item 2.  Changes in Securities.............................................  13

Item 3.  Defaults on Senior Securities.....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...............  13

Item 5.  Other Information.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  13

SIGNATURES.................................................................  13

CONFIDENTIAL                        PAGE 3                              11/11/98


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                           Sept. 30    Dec. 31,
                                                             1998        1997
                                                           --------    --------
                                                         (unaudited)
                         ASSETS

Current assets:
      Cash and cash equivalents                            $ 24,623    $  1,171
      Certificates of deposit                                    --         131
      Contract receivables, net                               8,784      13,344
      Unbilled work-in-process                                4,402         841
      Prepaid and other current assets                        1,501       1,077
                                                           --------    --------
             Total current assets                            39,310      16,584
Property and equipment, net                                   8,312       9,803
Deferred tax asset                                            1,769       1,276
Other assets                                                    217         216
                                                           --------    --------
                    Total assets                           $ 49,608    $ 27,859
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term obligations             $  2,329    $  3,178
      Accounts payable                                        1,556       2,047
      Accrued liabilities                                     1,310       1,195
      Unearned revenue and customer deposits                  1,454       6,054
                                                           --------    --------
             Total current liabilities                        6,649      12,474
Long-term obligations                                           400      13,287
Deferred income taxes                                           414         400
                                                           --------    --------

Stockholders' equity:
      Preferred stock, $.001 par value,
       2,000,000 shares authorized, no shares
       issued                                                    --          --
      Series A preferred stock, $.001 par value;
       0 and 8,160 shares authorized, issued and
       outstanding at September 30, 1998 and
       December 31, 1997 (liquidation preference
       $6,250 per share)                                         --          --
      Common stock, $.001 par value; 4,930,000
       non-voting shares authorized; 1,620,760
       non-voting shares issued and outstanding
       as of December 31, 1997; 25,000,000 voting
       shares authorized; 11,573,890 voting shares
       issued and outstanding as of September 30, 1998           12           2
      Additional paid-in-capital                             50,413       2,423

      Deferred compensation                                    (684)       (992)
      Retained earnings (deficit)                            (7,596)        265
                                                           --------    --------
                    Total stockholders' equity               42,145       1,698
                                                           --------    --------
                    Total liabilities and
                          stockholders' equity             $ 49,608    $ 27,859
                                                           ========    ========


The accompanying notes are an integral part of the financial statements.

CONFIDENTIAL                        PAGE 4                              11/11/98


                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                                                            --------------------------   --------------------------
Revenue:                                                         1998          1997           1998         1997
                                                               -------       -------        -------      -------
  License fees and related                                     $   434       $ 6,912        $ 9,090      $14,482
  services
  Other services                                                 5,711         4,755         19,765       15,552
                                                               -------       -------        -------      -------
                               Total revenue                     6,145        11,667         28,855       30,034
                                                               -------       -------        -------      -------

Cost of revenue:
  License fees and related                                       1,927         1,550          6,331        5,069
  services
  Other services                                                 4,870         5,561         13,848       14,033
                                                               -------       -------        -------      -------
                               Total cost of revenue             6,797         7,111         20,179       19,102
                                                               -------       -------        -------      -------

  Gross margin                                                    (652)        4,556          8,676       10,932

Operating expenses:
  Sales and marketing                                            1,247         1,396          4,238        3,436
  General and administrative                                     2,267         2,072          6,119        6,345
  Research and development                                       1,934           506          5,775        1,166
                                                               -------       -------        -------      -------
  Restructuring                                                    361                          361
                                                               -------                      -------
                               Total operating expenses          5,809         3,974         16,493       10,947
                                                               -------       -------        -------      -------

Income (loss) from operations                                   (6,461)          582         (7,817)         (15)

Other (income) expense, net                                       (293)          310            199        1,079
                                                               -------       -------        -------      -------

Income (loss) before income taxes                               (6,168)          272         (8,016)      (1,094)
Provision for (benefit from) income taxes                                        234           (601)        (948)
                                                               -------       -------        -------      -------
Income (loss) before Extraordinary item                         (6,168)           38         (7,415)        (146)
Extraordinary item, net of applicable income taxes                                             (446)
                                                                                            -------
Net income (loss)                                              $(6,168)      $    38        $(7,861)     $  (146)
                                                               =======       =======        =======      =======

BASIC EARNINGS PER COMMON SHARE:
Income (loss) before extraordinary item                           (.53)          .02          (1.12)        (.09)
Extraordinary item                                                                             (.07)
                                                                                            -------
Net income (loss) per common share                             $  (.53)      $   .02        $ (1.19)     $  (.09)
                                                               =======       =======        =======      =======
DILUTED EARNINGS PER COMMON SHARE:
Income (loss) before extraordinary item                           (.53)                       (1.12)        (.09)
Extraordinary item                                                                             (.07)
                                                                                            -------
Net income (loss) per common share                             $  (.53)      $   .02        $ (1.19)     $  (.09)
                                                               =======       =======        =======      =======

Basic shares outstanding                                        11,602         1,570          6,613        1,553
Diluted shares outstanding                                      11,602         9,025          6,613        1,553

The accompanying notes are an integral part of the financial statements.

CONFIDENTIAL                        PAGE 5                              11/11/98



                            EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (unaudited)

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                             1998        1997
                                                           --------    --------
OPERATING ACTIVITIES:
Net loss                                                   $ (7,861)   $   (146)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

  Provision for uncollectable contract receivables               --         413
  Amortization of deferred compensation                         308         134
  Depreciation and amortization                               3,135       2,886
  Change in operating assets and liabilities:
  Contract receivables                                        4,560      (3,381)
  Unbilled work-in-process                                   (3,561)        (25)
  Prepaid and other assets                                     (293)     (1,139)
  Accounts payable                                             (376)        498
  Accrued liabilities                                          (479)       (582)
  Unearned revenue and customer deposits                     (4,600)      5,574
                                                           --------    --------
     Net cash provided by (used in) operating activities     (9,167)      4,232

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (1,645)     (2,080)
                                                           --------    --------
     Net cash used in investing activities                   (1,645)     (2,080)

FINANCING ACTIVITIES:
  Repayment of long-term obligations                        (13,787)     (2,263)
  Sales of stock                                             48,051          61
                                                           --------    --------
     Net cash provided by (used in) financing activities     34,264      (2,202)
                                                           --------    --------

Net increase in cash and cash equivalents                    23,452         (50)
Cash and cash equivalents at beginning of period              1,171       3,184
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 24,623    $  3,134
                                                           ========    ========

The accompanying notes are an integral part of the financial statements.


                             EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)   BASIS OF PRESENTATION

      Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (No. 333-43973), which was declared effective by the SEC on May 11, 1998.

 CONFIDENTIAL                    PAGE 6                               11/11/98


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

  The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                              1998       1997         1998          1997
Basic earnings per share:
     Net income (loss)                                       $(6,168)   $   38      $(7,861)      $ (146)
     Weighted average common shares outstanding               11,602     1,570        6,613        1,553
     Basic net income (loss) per common share                $  (.53)   $  .02      $ (1.19)      $ (.09)

Effect of dilutive securities:

     Options and warrants                                       ---      1,335         ---          ---
     Preferred Stock                                            ---      6,120         ---          ---
                                                              ------    ------        ------       -----
     Diluted weighted average common shares outstanding       11,602     9,025        6,613        1,553
     Diluted net income (loss) per common share              $  (.53)   $  .00      $ (1.19)     $  (.09)


  In February 1998, the Company effected a one-for-two reverse stock split. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split. During the quarter ended September 30, 1998, the Company repriced 361,976 options to purchase common stock at $2.75 per share. Subsequently, the company repriced an additional 238,230 options to purchase common stock at $2.75 on November 5, 1998.

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

(4) RESTRUCTURING

  During the three months ended September 30, 1998, in response to continued reductions in purchases of the Company's products and services, the Company completed voluntary separation plans for several individuals in conjunction with the consolidation of and deletion of several functions. In connection with these actions, a restructuring charge of $361,481 was recorded and paid in the three months ended September 30, 1997. This charge related solely to severance and benefits.

(5) CONTINGENCIES

  In June, 1998, four class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in two cases, the Company's Underwriters on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. In October 1998, these cases were consolidated, class action status was certified, and the class period was extended to July 23, 1998. The lawsuit seeks an unspecified amount of damages and allege that the defendants disseminated false and misleading statements about the Company's business, finances and future prospects. The Company believes it has meritorious legal defenses with respect to these suits

CONFIDENTIAl                    PAGE 7                               11/11/98


and intends to vigorously defend against these actions. However, the Company is currently unable to (a) determine the ultimate outcome of the complaints, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (c) reasonably estimate the amount of loss, if any, which may result from resolution of this matter. Motions to dismiss are pending before the Court.

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

CONFIDENTIAL                         PAGE 8                           11/11/98

                                                                            Three Months Sept 30,    Nine Months Ended Sept 30,
                                                                            --------------------     --------------------------
                                                                              1998        1997            1998         1997
                                                                              ----        ----            ----         ----
Revenue:
       License fees and related services                                       7.1%       59.2%           31.5%        48.2%
       Other services                                                         92.9        40.8            68.5         51.8
                                                                            ------      ------          ------       ------
                                             Total revenue                   100.0       100.0           100.0        100.0

Cost of revenue:
       License fees and related services                                      31.4        13.3            21.9         16.9
       Other services                                                         79.3        47.6            48.0         46.7
                                                                            ------      ------          ------       ------
                                             Total cost of revenue           110.6        60.9            69.9         63.6


       Gross margin                                                          (10.6)       39.1            30.1         36.4

Operating expenses:
       Sales and marketing                                                    20.3        12.0            14.7         11.4
       General and administrative                                             36.9        17.8            21.2         21.1
       Research and development                                               31.5         4.3            20.0          3.9
       Restructuring                                                           5.9                         1.3
                                                                            ------      ------          ------       ------
                                             Total operating expenses         94.5        34.1            57.2         36.4

Income (loss) from operations                                               (105.1)        5.0           (27.0)        (0.1)

Other (income) expense, net                                                   (4.7)        2.7             0.7          3.6

Income (loss) before income taxes                                           (100.4)        2.3           (27.7)        (3.7)
Provision for (benefit from) income taxes                                      0.0         2.0            (2.0)        (3.2)
                                                                            ------      ------          ------       ------
Income (loss) before extraordinary item                                     (100.4)        0.3           (25.7)        (0.5)
Extraordinary item                                                             0.0                        (1.5)
                                                                            ------      ------          ------       ------
  Net income (loss)                                                         (100.4)%       0.3%          (27.2)%       (0.5)%
                                                                            ======      ======          ======       ======


THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE. Total revenue decreased approximately $5.5 million or 47% to $6.2 million in the three months-ended September 30,1998 from $11.7 million in the three months ended September 30, 1997. License fees and related services revenue decreased by $6.5 million or 94% to $434,000 in the three months ended September 30, 1998 from $6.9 million in the three months ended September 30, 1997, reflecting the completion in prior months of certain major LNP projects in 1998 and, conversely, the acceleration of the LNP market in mid 1997. Other services revenue increased by $956,000 or 20% to $5.7 million in the three months ended September 30, 1998 from $4.8 million in the three months ended September 30, 1997, reflecting growth in consulting and custom programming projects with long-standing customers in 1998 and the adverse impact in 1997 of delays in signing significant contracts that were concluded in the following quarter. As a percentage of total revenue other services revenue increased to 93% for the three months ended September 30, 1998 from 41% for the three months ended September 30, 1997.

COST OF REVENUE. Total cost of revenue decreased by $314,000 or 4% to $6.8 million in the three months ended September 30, 1998 from $7.1 million in the three months ended September 30, 1997. As a percentage of total revenue costs increased from 61% of revenue in the three months ended September 30, 1997 to 111% of revenue due to the decline in revenue in the three months ended September 30, 1998. Cost of license fees and related services increased by $377,000 or 24% to $1.9 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997. As a percentage of total revenue, cost of license fees and related services increased to 31% for the three months ended September 30, 1998 from 13% in the three months ended September 30, 1997. The cost increase in license fees and related services in absolute dollar terms reflects the cost of third party software incorporated in license products as well as increases in personnel assigned to systems integration efforts. Cost of other services decreased by $691,000 or 12% to $4.9 million for the three months ended September 30, 1998 from $5.6 million for the three months ended September 30, 1997. Other services cost levels were favorably impacted by efficiencies and expense controls initiated in late 1997 which allowed for workforce reductions. The Company experienced a negative total gross margin in the three months ended September 30, 1998 due to the shortfall in revenues previously discussed and a largely fixed cost of goods based on staffing. The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, the Company may be unable to adjust spending in cost of revenue or operating areas in a timely manner to compensate for any unexpected shortfall in revenue.


SALES AND MARKETING. Sales and marketing expenses decreased by $149,000 or 11% to $1.2 million in the three months ended September 30, 1998 from $1.4 million in the three months ended September 30, 1997. As a percentage of revenue, sales and marketing increased to 20% of revenue in the three months ended September 30, 1998 from 12% in the three months ended September 30, 1997. This percentage increase reflects decreased revenue over the prior period. In absolute dollar terms, the reduction in expense reflects cost containment on discretionary marketing efforts.

CONFIDENTIAL                         PAGE 9                             11/11/98


GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $195,000 or 9% to $2.3 million in the three months ended September 30, 1998 from $2.1 million in the three months ended September 30, 1997. As a percentage of revenue, general and administrative expenses increased to 36% in the three months ended September 30, 1998 from 18% in the three months ended September 30, 1997. The increase in absolute dollars is attributable to increased legal defense and other outside consultant services in the three months ended September 30, 1998. During the quarter ended September 30, 1998, the Company repriced 361,976 options to purchase common stock at $2.75 per share for all employees except officers. Subsequently, on November 5, 1998, the Company repriced 238,230 options to purchase common stock at $2.75 for Company officers which was higher than the quoted market price at that time.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.4 million, or 282%, to $1.9 million in the three months ended September 30, 1998 from $506,000 in the three months ended September 30, 1997. As a percentage of revenue, research and development expenses increased to 32% in the three months ended September 30, 1998 from 4% in the three months ended September 30, 1997, reflecting both absolute dollar increases in spending due to staff increases related to MetOSS product development projects, and percentage increases due to lower revenue levels.

RESTRUCTURING. During the three months ended September 30, 1998, in response to continued reductions in purchases of the Company's products and services, the Company completed voluntary separation plans for several individuals in conjunction with the consolidation of and deletion of several functions. In connection with these actions, a restructuring charge of $361,481 or $.03 per basic share was recorded. This charge related solely to severance and benefits.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net reflected increased income by $603,000, or 195%, to $293,000 in the three months ended September 30, 1998 from $310,000 expense in the three months ended September 30, 1997. This expense results principally from interest expense related to funding the Company's operations and the decrease from prior periods reflects the repayment of most outstanding long term debt and line of credit advances following the company's initial public offering in May, 1998 as well as interest income on the Company's cash subsequent to the offering

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company recorded no income tax benefit relating to its operating loss of $6.2 million for the three months ended September 30, 1998 compared to a tax provision of $234,000 for the three months ended September 30, 1997. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability and the ability to realize such benefits.

THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE. Total revenue decreased approximately $1.2 million or 4% to $28.9 million in the nine months-ended September 30,1998 from $30.0 million in the nine months ended September 30, 1997. License fees and related services revenue decreased by $5.4 million or 37% to $9.1 million in the nine months ended September 30, 1998 from $14.5 million in the nine months ended September 30, 1997, reflecting LNP product strength in the first three months of 1998. Other services revenue increased by $4.2 million or 27% to $19.8 million in the nine months ended September 30, 1998 from $15.6 million in the nine months ended September 30, 1997, reflecting strength in consulting and custom development projects with long-standing customers in 1998 and the adverse impact of delays in signing significant contracts in the second and third quarters of 1997. As a percentage of total revenue, other services revenue increased to 69% for the nine months ended September 30, 1998 from 52% for the nine months ended September 30, 1997.

COST OF REVENUE. Cost of revenue increased $1.1 million or 6% to $20.2 million in the nine months ended September 30, 1998 from $19.1 million in the nine
months ended September 30, 1997.   License fees and related services cost
increased by $1.3 million or 25% to $6.3 million for the nine months ended September 30, 1998 from $5.0 million for the nine months ended September 30, 1997. Increased third party software costs as well as increased dedicated staffing for LNP product is reflected in this increase. Other services cost decreased $185,000 or 1% to $13.8 million in the nine months ended September 30, 1998 from $14.0 million in the nine months ended September 30, 1997. This decrease in other services cost was due to expense controls instituted in prior periods of 1998.

SALES AND MARKETING. Sales and marketing expenses increased by $802,000 or 23% to $4.2 million in the nine months ended September 30, 1998 from $3.4 million in the nine months ended September 30, 1997. As a percentage of revenue, sales and marketing expenses increased to 15% of revenue in the nine months ended September 30, 1998 from 11% in the nine months ended September 30, 1997. This increase reflects the absolute dollar spending increase related to personnel increases and promotional expenses in 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $226,000 or 4% to $6.1 million in the nine months ended September 30, 1998 from $6.3 million in the nine months ended September 30, 1997. As a percentage of revenue, general and administrative expenses remained constant at 21% in the nine months ended September 30, 1998 and in the nine months ended September 30, 1997. This decrease in absolute dollars is attributable to lower salary, bonus, and equipment costs; the constancy in percentage of revenue is attributable to lower revenue levels.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $4.6 million, or 395%, to $5.8 million in the nine months ended September 30, 1998 from $1.2 million in the nine months ended September 30, 1997. As a percentage of revenue, research and development expenses increased to 20% in the nine months ended September 30, 1998 from 4% in the nine months ended September 30, 1997, reflecting absolute dollar increases in spending due to staff increases related to MetOSS product development projects.

CONFIDENTIAL                        PAGE 10                             11/11/98


RESTRUCTURING. During the three months ended September 30, 1998, in response to continued reductions in purchases of the Company's products and services, the Company completed voluntary separation plans for several individuals in conjunction with the consolidation of and deletion of several functions. In connection with these actions, a restructuring charge of $361,481 or $.03 per basic share was recorded. This charge related solely to severance and benefits. A similar charge was not recorded in the nine months ended September 30, 1997.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net decreased by $880,000, or 82%, to $199,000 in the nine months ended September 30, 1998 from $1.1 million in the nine months ended September 30, 1997. This expense is principally interest expense related to funding the Company's operations and reflects the payoff of the majority of outstanding long term debt and line of credit advances following the company's initial public offering in May 1998, as well as interest income on the Company's cash investments subsequent to the offering.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company recorded a net income tax benefit of $601,000 for the nine months ended September 30, 1998. This compares to a tax benefit of $948,000 for the nine months ended September 30, 1997. The Company recorded no income tax benefit relating to its operating loss of $6.2 million for the three months ended September 30, 1998 compared to a tax provision of $234,000 for the three months ended September 30, 1997. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability and the ability to realize such benefits.

EXTRAORDINARY ITEM. The Company recorded an extraordinary item of $446,000 net of taxes relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering during the nine months ended September 30, 1998. The Company recorded a tax benefit of $220,000 relating to the extraordinary item recorded in the nine months ended September 30, 1998. A similar charge was not recorded in the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES.

     The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 15, 1998, the Company completed its initial public offering of common stock and subsequently repaid
most outstanding borrowings.   At September 30, 1998, the Company's principal
sources of liquidity included $24.6 million in cash and cash equivalents, a $10.0 million secured bank line of credit and an equipment term loan agreement of $1.5 million, both of which expire in September 1999. As of September 30, 1998, the Company had no outstanding balance under the line of credit and $330,000 outstanding with respect to the equipment term loan agreement. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance, and working capital. At September 30, 1998, the Company was not in compliance with such covenants, however, waivers have been subsequently obtained.

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

     Net cash used in operating activities was $9.2 million in the nine months ended September 30, 1998 compared to a positive contribution of $4.2 million in the nine months ended September 30, 1997. The main contributors to the usage of cash by operations in the nine months ended September 30, 1998 were an increase in unbilled work-in-process by $3.5 million reflecting milestone extensions which must be met prior to final invoicing and a decline in customer deposits and unearned revenue by $4.6 million, primarily the result of the completion of several large LNP projects. Receivables provided cash of $4.6 million during this period reflecting increased collections on major accounts. In the nine months ended September 30, 1997, the cash contribution by operations was largely the result of an increase of $5.6 million in customer deposits and unearned revenue due to large LNP contracts entered into during that period.

     Net cash used in investing activities during the nine months ended September 30, 1998 and September 30, 1997 was $1.6 million and $2.2 million respectively in the area of equipment and facilities to support operations.

     Financing activities provided $34.3 million in cash in the nine months ended September 30, 1998 compared to using $2.0 million in the nine months ended September 30, 1997. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company except for capital lease obligations was repaid during the three months ended June 30, 1998.

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

CONFIDENTIAL                        PAGE 11                             11/11/98


FACTORS THAT MIGHT AFFECT OPERATING RESULTS.

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; changes in management; product lifecycles; the Company' success in building a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

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

     These results should be read in conjunction with the risk factors defined in the Company's Registration Statement on Form S-1 (No. 333-43973) which was declared effective by the SEC on May 11, 1998. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) delays in enforcement and implementation of the Telecommunications Act of 1996; (iii) customer's acceptance of Local Number Portability Products, (iv) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process; (v) changes in management; and (vi) rapid technological change and intense competition in the Company's industry.

IMPACT OF THE YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th

CONFIDENTIAL                        PAGE 12                             11/11/98


century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company is impacted by the Year 2000 issue in its internal operations. As a developer and supplier of telecommunications software, the Company is also at risk with respect to the Year 2000 in connection with the software the Company provides to its customers. Finally, Year 2000 issues may have an effect upon the buying decisions of the Company's customers, which could result in either a positive or negative impact on the Company's revenue.

     The Company has formed a Year 2000 project team to assessing its state of readiness with respect to Year 2000 issues and to implement corrective actions and contingency plans. This project team is in the process of inventorying items that will be affected by Year 2000 compliance, assigning priorities to identified items, assessing the Year 2000 compliance of items determined to be material to the Company, repairing or replacing materials items that are found not be Year 2000 compliant, testing Company developed software and third party provided software, and designing contingency plans. The Company expects the Year 2000 projects to be successfully completed during the remainder of 1998 and through 1999. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.

       PHASE:               AWARENESS  ASSESSMENT  RENOVATION  VALIDATION  IMPLEMENTATION

Products and services       --------------------------->
Third Party Suppliers       ---------------->
Customers:                  ------->

Evolving Systems Internal:
   IT-Software              ---------------------------------------->
   IT-Hardware              ---------------->
   Non-IT Hardware          ---------------->
   Suppliers                ------->

The Company is currently performing Year 2000 compliance assessment and testing using its own personnel. Depending upon availability of the Company's personnel, the Company may elect to hire third party consultants to assist the Company with its Year 2000 compliance activities.

Products: The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and has tested third-party software that is incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company is continuing its review of its products to ensure compliance and anticipates ongoing testing of its products through the balance of 1998 and into 1999 as new releases of the Company's products are made available to the Company's customers. The Company's primary products subject to Year 2000 issues are the Company's Local Number Portability products. Preliminary testing of these products was conducted in early 1998, and ongoing testing is planned. This additional testing may be accomplished with the assistance of third party providers of Year 2000 products and services in order to provide independent third-party verification of Year 2000 readiness.

Custom Software and Services: The Company provides custom software and related services for a number of customers. These customers have engaged the Company to perform Year 2000 compliance tests on such software and services. As of September 30, 1998, the Company successfully completed Year 2000 tests on several software solutions. The Company expects to continue performing Year 2000 tests for such customers. The Company's relationship with its customers and the Company's exposure to liability may be impacted if the Company fails to adequately address Year 2000 issues in its products and/or custom software solutions. This could have a material adverse effect on the Company's business, results of operation and financial condition.

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

CONFIDENTIAL                        PAGE 13                             11/11/98


Evolving Systems' Internal Operations:

IT Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software has been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. Another non-compliant subsystem is scheduled to be replaced early 1999. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. To the extent the Company does not receive adequate responses by March 31, 1999, the Company will develop contingency plans. To the extent that such software and systems do not comply with Year 2000 requirements, or that the Company's contingency plans are not effective, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

IT Hardware: The Company utilizes off-the-shelf hardware in its processing and network operations. Such equipment either has been certified to be date code compliant or correspondence with suppliers in progress to validate such condition.

Non-IT Hardware: The Company will initiate correspondence with suppliers to review what actions will be required to make all embedded systems date code compliant in the facilities it occupies. The costs associated with such actions is not expected to have a material effect on the Company's business, results operations or financial condition.

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

The Company does not, at this time, have a formal contingency plan in the event of the failure of remediation efforts with regard to its internal operations. Such a plan can only be developed after a full assessment of potential points of failure. Following the completion of the assessment phase in all areas, the Company anticipates the development of such a plan as part of the Company's ongoing Year 2000 compliance effort.

COSTS: The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. To date, these costs have been associated with the reallocation of internal staff hours to Year 2000 project related efforts and not been material. As additional evaluation and testing is performed, particularly on the Company's products if independent third party vendors are engaged by the Company, these costs are likely to increase significantly. As ongoing testing is performed, modifications to the Company's products may be required. The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company's has business relationships to successfully address their own Year 2000 concerns. As a result of these, and other unforeseen factors, the Company does not have sufficient information at this time to determine the full extent of the additional costs associated with Year 2000 compliance, and, thus to determine whether the consequences of Year 2000 readiness will have a material impact on the Company's business, results of operation and financial condition.

THE DISCUSSION OF THE COMPANY'S EFFORTS AND MANAGEMENT'S EXPECTATIONS RELATING TO YEAR 2000 COMPLIANCE CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. MANAGEMENT BELIEVES THAT IT IS NOT POSSIBLE TO DETERMINE WITH COMPLETE CERTAINTY THAT ALL YEAR 2000 PROBLEMS AFFECTING THE COMPANY HAVE BEEN IDENTIFIED OR CORRECTED. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE COMPANY'S ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 PROBLEMS WHICH COULD HAVE IMPACT ON THE COMPANY AND ITS PRODUCTS, THE ABILITY OF THE COMPANY AND ITS SUPPLIERS TO BRING THEIR SOFTWARE AND SYSTEMS INTO COMPLIANCE AND UNANTICIPATED PROBLEMS IDENTIFIED IN THE ONGOING COMPLIANCE REVIEW.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        In June, 1998, four class action lawsuits were filed in the United States District Court of the District Court of Colorado against the Company and certain of its officers and directors. The actions were purportedly brought on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. In October 1998 these actions were consolidated, the class was certified and the class period was extended to July 23, 1998. The claims allege violations of Sections 11 and 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The actions seek unspecified compensatory and punitive damages, interest, attorneys' fees and other costs. The Company

CONFIDENTIAL                        PAGE 14                             11/11/98


believes that it has meritorious defenses to both actions and intends to vigorously defend the actions. Motions to dismiss are pending before the court.

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


Date: 11/13/98                      /s/ David R. Johnson
                                    --------------------
                                    David R. Johnson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)