Form 10-K
period 1998-12-31
EVOLVING SYSTEMS INC
filed 1999-03-31
CIK 1052054

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from          to

                        Commission File Number: 0-24081

                             EVOLVING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               84-1010843
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

    9777 Mt. Pyramid Ct., Englewood,                     80112
                Colorado                               (Zip Code)
    (Address of principal executive
                offices)

                                 (303) 802-1000
                        (Registrant's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $5.34 as of March 18, 1999.

  The number of shares of Common Stock outstanding was 12,081,792 as of March 18, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EVOLVING SYSTEMS, INC.

                           Annual Report on Form 10-K

                               December 31, 1998

                               Table of Contents

                                                                       Page
                                                                       ----
                                    PART I
 Item 1  Business...................................................     3
 Item 2  Properties.................................................    15
 Item 3  Legal Proceedings..........................................    15
 Item 4  Submission of Matters to a Vote of Security Holders........    15
                                    PART II
                   Market for Registrant's Common Equity and Related
 Item 5  Stockholder Matters........................................    16
 Item 6  Selected Financial Data....................................    17
         Management's Discussion and Analysis of Financial Condition
 Item 7  and Results of Operations..................................    18
 Item 8  Consolidated Financial Statements and Supplementary Data...    25
         Changes in and Disagreements with Accountants on Accounting
 Item 9  and Financial Disclosure...................................    26
                                   PART III
 Item 10 Directors and Executive Officers of the Registrant.........    27
 Item 11 Executive Compensation.....................................    27
                 Security Ownership of Certain Beneficial Owners and
 Item 12 Management.................................................    27
 Item 13 Certain Relationships and Related Transactions.............    27
                                    PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
 Item 14 8-K........................................................    28

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the sections entitled "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and "Risk Factors."

                                     PART I

Item 1. Business

Introduction

  Evolving Systems is a leading provider of selected software solutions and services that enable telecommunications companies to address the technical challenges to their Operational Support Systems (OSS) and Network Elements (NE) created by the industry's rapidly changing technology, competitive pressures and regulatory environment. The Company has significant technical expertise and business acumen in several different areas.

  From its inception in 1985 through 1996, the Company has focused on providing custom software development services to a limited number of telecommunications companies. Beginning in 1996, the Company made a strategic decision to expand its focus to include development of Local Number Portability (LNP) software products. The Company is using its technical strengths to position itself as both a leading custom software developer as well as a provider of next-generation (NextGen) OSS and NE applications.

  The Company's (LNP) software solution, enabling carriers to meet the requirement that customers retain their local phone numbers when changing service providers, has been selected for use by two of the five Regional Bell Operating Companies (RBOCs) and two leading local and long distance carriers. The Company believes that the implementation of LNP will require significant changes in a broad range of carriers' software and systems that perform mission critical functions such as ordering, provisioning, service assurance and billing, collectively known as OSS.

  The Company developed and continues to maintain the software currently in use by all Number Portability Administration Centers (NPACs) in the United States and Canada. The software receives ported telephone number information as changes occur, and distributes the data to all subscribing carriers in the region. The software is provided under contract to IMS Corporation, formerly a division of Lockheed Martin.

  The Company provides a wide range of custom solutions to incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) for the provisioning and fulfillment of customer orders. These solutions focus on the flow-through provisioning of Advanced Intelligent Network (AIN) services within a carrier's network environment.

  The Company developed and continues to maintain and enhance wireless data network elements which are owned and marketed by Lucent Technologies (Lucent).

                              INDUSTRY BACKGROUND

 The Telecommunications Industry

  Historically, telecommunications carriers have operated in a highly regulated environment, with local and long distance telephone service providers operating as near monopolies with little competition. More recently, however, the U.S. and many foreign governments have begun to deregulate the telecommunications industry in order to reduce prices and improve telecommunications services through increased competition.

  Deregulation and the widespread adoption of new telecommunications technologies, such as fiber optics, packet-data networks, digital wireless telephony and Internet-based services, have significantly increased the number of telecommunications carriers and created an increasingly competitive market. New entrants to the telecommunications service market include CLECs, alternate access providers, internet service providers (ISPs) and wireless service providers. To be competitive in this new environment, telecommunications service providers are seeking to rapidly enter new markets by offering new or differentiated services in a cost-effective manner. These new carriers must build their OSS and NE infrastructure to quickly introduce and support these services.

 Competition and Deregulation

  The U.S. long distance market was opened to competition beginning in the early 1970s. More recently, the Telecommunications Act of 1996 provides for the introduction of competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Act, among other things, requires RBOCs and other ILECs to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. The Act also requires that carriers unbundle local services and facilities, which requires an interface to be made available to their new competitors for ordering, service provisioning and billing systems.

  Similar initiatives to deregulate local telephone service have been adopted or are being considered in a number of foreign markets, including Australia, Belgium, Canada, Germany, Holland, France, Hong Kong and the United Kingdom. Recent adoption of the World Trade Organization agreement on basic telecommunications services may accelerate this trend. For example, the Canadian Radio-Television & Telecommunications Commission (the "CRTC") issued a report in 1995 in which LNP was identified as the critical catalyst to encourage competition among local telephone carriers. In 1997, the CRTC issued Decision 97-8, under which all service providers would gain equal access to local markets, providing impetus for the implementation of LNP throughout Canada.

  These new competitive and regulatory pressures have created significant technological challenges for existing and new carriers. Existing carriers must develop new systems that are interoperable with their legacy systems to enable them to respond to increasing competitive challenges. In addition, new entrants to local telephone markets require solutions that do not depend on an existing OSS infrastructure and that can be deployed quickly and cost-effectively. Thus, the Company believes that carriers' OSS are evolving from back-office legacy systems to strategic business systems that play an increasingly important role in enhancing competitiveness as well as enabling compliance with the requirements of the Act.

 Operational Support Systems

  Operational Support Systems (OSS) encompass a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. Ordering systems allow carriers to collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Carriers use provisioning systems to install services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain network availability and feed operational data to other business systems. Carriers use billing systems to collate, manage and report billing information.

  Historically, as existing carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS have typically been mainframe-based systems that in many cases utilize incompatible software and technologies, making communication among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking, and the proliferation of value-added services, such as call waiting, call forwarding and voice mail. Despite these difficulties, carriers are unable to completely replace existing OSS due to the large investments and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, further increasing their complexity and interoperability difficulties.

 LNP Challenges to Current OSS

  The LNP requirements of the Act pose significant technological challenges to existing carriers' OSS, which are already strained by the changes caused by increasing competition, new technologies and the introduction of value-added services. LNP invalidates a fundamental design assumption of many existing OSS, which is the association between a customer's telephone number and the geographic location of a carrier's particular physical switch. Provisioning systems now must be able to receive and distribute on a real-time basis certain customer data in order to assure proper call handling, routing and completion. If the LNP data from ported numbers are not properly distributed to all involved carriers, any call to and from that number will not be routed correctly, causing service problems for customers. Moreover, carriers that have not implemented LNP may incur substantial call termination or "dip" charges if they direct calls to regions where LNP has been mandated.

  After altering provisioning systems, carriers must then implement changes throughout many of their other OSS. These OSS are "hard-coded" in that each telephone number corresponds to a physical switch for the ordering, service assurance and billing systems. The implementation of LNP also requires new systems to pool, allocate and assign telephone numbers. Changes will be required to existing billing systems, which currently associate a telephone number with a fixed geographic location. As a result of these challenges, the Company believes a significant market opportunity exists for providing solutions to carriers that must address these OSS problems.

 New Technologies and Experience

  New Network Technologies. The wireless carriers continue to deploy networks using new technologies such as Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA) and Global Services for Mobile (GSM). They require the ability to transfer packet data using these protocols and this environment creates a continuing opportunity for the Company.

  IP Telephony. Historically, telephone companies built separate network infrastructures to offer new technology options requiring technology-specific OSS to support these unique networks. The isolated networks separate voice from data traffic and force the customers to maintain multiple subscriptions with the carrier. Network technology options that combine network traffic are developing today at an ever-increasing pace due to the heavy investments in research and development. CLECs and ISPs are developing convergent networks that combine voice and data on the same network. Virtual Private Networks (VPN) is one technology that is rapidly being accepted to combine the voice and data networks. The VPN technology digitizes voice into packets for transfer on data networks. This is sometimes called next generation or "NextGen" telephony.

  Experienced and Reliable Implementation Provider. To provide necessary support services for these changes in the industry, the company believes carriers will need vendors with significant communications software, OSS, and NE related domain expertise. Because of competitive pressure and short time frames, these carriers will look for solutions, including integration, and not just products. ILECs need such vendors in order to integrate their multiple legacy systems. CLECs and ISPs that do not have the personnel with the required expertise will need vendors to provide such services and expertise.

Evolving Systems Strategy

  Recognizing the opportunity created by the ongoing deregulation of local telephone service, the Company has capitalized on its historic strength as a leading architect and developer of solutions for technically challenging OSS requirements. The Company positions itself as a leading provider of next generation OSS solutions for the telecommunications industry. The Company's heritage of custom development for service activation, wireless technology and LNP provides a base of domain expertise necessary to continue its leadership position in the industry. Account Managers and Service Directors utilize this knowledge to develop new business with existing customers and to attract new customers needing our technological expertise.

  The Company believes that developing long-term business relationships with its customers gives it a competitive edge. Specifically, these relationships are created and sustained by repeatedly delivering solutions to the customer that satisfy its needs. The Company believes that over time, its growing knowledge of customers' systems and needs help the Company in providing new solutions. Additionally, as the customer realizes that the Company reliably delivers solutions as promised, they are more likely to choose the Company for their next solution requirement over a competitor.

  The Company intends to continue to provide custom solutions to its large customers. These solutions sustain the relationship with these customers and provide the Company with deep technological expertise in emerging telephony technologies. The Company sales plan focuses on extending these relationships into new areas with our existing customers. These large customers will also be pursuing "NextGen" technology applications in their networks and the Company wishes to be their first choice solution.

  The Company expects to combine its heritage for custom services with product components to offer NextGen solutions tailored to each carrier. The Company's Emerging Technologies unit is currently negotiating contracts for joint development of new products with partners. The Company plans to build, and/or partner with strategic alliances to build a full suite of solutions integrating its domain expertise, product components, custom development, integration and support services with strategic partners in several business areas. Coupling this approach with an expanded sales force, targeted focus on new products and expanded services offerings, the Company plans to expand its customer base in several areas:

  Product--The Company packages specific custom development activities into products. These products are designed for integration into the customer's environment through adapters. The Company uses an end-to-end process for managing product lifecycles. The Company's products are licensed under perpetual licenses and may be licensed separately or bundled as a complete solution. The Company provides a 90-day warranty against defects, 24x7 help desk support and problem resolution as part of the warranty and offers extended warranty support services on an optional annual support agreement.

  Custom Software--The Company provides custom software development services spanning the complete system development lifecycle from feasibility and requirements planning through development and production rollout. By offering these custom development services on a selective basis to leading telecommunications service providers for over a decade, the Company has developed a broad-based telecommunications domain expertise that it believes provides it with a competitive advantage.

  Product Integration--The Company's proprietary Product Integration Review
(PIR) process defines customer requirements associated with the installation and integration of the Company's software products. The Company's PIR produces a set of documents that describe the project deliverables, installation process, any legacy system interfaces and software development requirements, as well as the project timeline and milestones. The Company believes its PIR positions itself for successful customer relationships and creates opportunities for additional product sales or services engagements.

  Systems Integration--The Company provides a range of systems integration services, including system design, database and network design, network configuration and other system-development areas of expertise. The Company also provides systems integration services for third-party software products. The Company has strategic partnerships in place to perform these services for leading infrastructure providers. As an example, the

Company has a relationship with InConcert, Inc., a Xerox New Enterprise Company, to integrate its workflow product for carriers.

  Customer Support--The Company provides a broad array of customer support services, including 24x7 help desk support, problem resolution, software maintenance and scheduled software upgrades, complete training and documentation for products and services, and quality assurance. The Company's typical software maintenance agreement has a 12-month term.

Evolving Systems Business Structure

  The Company is organized into five main business units that build on its core competencies and domain expertise to form an end-to-end solution for each customer's specific requirements. The business units combine domain expertise with product components and professional services to create next generation OSS solutions for the carrier. Each of the five business units is described below:

  LNP Business Unit. The Company's current LNP products enable carriers to accommodate customer requests to change service providers while retaining the same phone number, and to exchange call routing data to carriers' networks via the NPAC. The Company currently offers three LNP products, which were released beginning in the first half of 1997. The Company's LNP products are licensed under perpetual licenses and may be licensed separately or bundled as a complete solution.

  Customers typically engage the Company to provide installation, integration and testing of the LNP products in connection with these licenses. Such services are provided for additional fees, depending upon the mix of products licensed and the complexity of the customer's system. Customers also rely on the Company for ongoing support and enhancement of the solution. General software upgrades and enhancements for all products are planned.

  The Company has announced its intention to operate OrderPath(R) in a service bureau environment. Smaller customers that do not wish to incur the capital expense of an in-house solution can now choose to subscribe with the Company for use of the OrderPath(R) product. The Customer will be charged a monthly subscription fee and a separate fee per transaction.

  NPAC Business Unit. The Company developed and continues to maintain the software currently in use by all NPAC's in the United States and Canada. The software receives ported telephone number information as changes occur and distributes the data to all subscribing carriers in the region. The software is provided under contract to IMS (Lockheed Martin).

  Wireless Technology Business Unit. This business unit provides custom software products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data (CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. The Company provides full lifecycle support for these products including the initial development and ongoing maintenance releases. The Wireless Technologies business unit maintains a service bureau offering for the billing of wireless data. The PilotPlus offering is available to wireless carriers on a service bureau or license basis for the rating of packet-oriented data.

  Service Activation and Fulfillment Business Unit. The Service Activation business unit provides a wide range of custom solutions to ILECs and CLECs for the provisioning and fulfillment of customer orders. The solutions focus on the flow-through provisioning of Advanced Intelligent Network (AIN) services within a carrier's network environment. The Company is investigating the viability of packaging components of the solution developed in the Service Activation business unit for sale as products to the general marketplace. The products would provide interfaces to available order management OSS and network elements for seamless integration.

  Emerging Technology Business Unit. The Emerging Technologies unit is responsible for the capture and incubation of new ideas that surface throughout the Company. The unit uses a standardized development process to refine the concept, define a value proposition and obtain funding for the project. Emphasis is given to projects that provide multiple applications.

  For the first project, the Company has signed a joint development and distribution agreement with EHPT, formerly known as Ericsson Hewlett-Packard Telecommunications, a European OSS vendor. The Emerging Technology unit is developing a platform to bridge the protocols and call models of incompatible networks. The first application creates a path between the Public Switched Telephone Network (PSTN) and various packet-based Internet Protocol (IP) networks. The call agent manager solution allows VPN carriers to access existing PSTN infrastructure. Delivery of the solution is expected to begin in the third quarter of 1999.

  In conjunction with the call agent manager development, the two companies are jointly working to tailor their existing PSTN-oriented solutions to the VPN marketplace. The result will be an integrated bundle of core OSS elements designed to enable rapid deployment of a NextGen infrastructure. The Company intends to distribute and integrate the solution components as part of their product portfolio to ISPs and CLECs. The Company believes that the suite offering will provide these new carriers with a timely solution for critical OSS components and a path to tightly integrate their environment over time.

Marketing and Sales

  The primary objectives of the Company's marketing efforts are to build Evolving Systems' image, generate market awareness and produce qualified leads. The Company's marketing efforts include direct sales to targeted accounts, participation in selected trade shows, a strong website presence, print and electronic advertising and story placement in telecom industry trade media, presentations at industry conferences and forums, press releases to the industry, and certain other marketing initiatives.

  The Company's sales activities are conducted through a direct sales force and the services support organization, both of which are complemented by other sales channels. The Company intends to rely on resellers and alternate channels to further penetrate the LNP market. The Company also assigns a dedicated account and business manager to each major customer to ensure that both the sales relationship and the business relationship are managed well. The sales closing cycle can be quite long in the telecom business due to both the complexity of products and integration issues that make major systems decisions difficult. Typically, the sales cycle takes three months to one year.

  The alternate channels, such as strategic distribution partners, help to identify and qualify leads. The Company plans to increase the focus on resellers and alternate sales channels in 1999 to further penetrate the LNP market. The Company believes that a limited window of opportunity exists to capture a share of these customers. The Company's marketing and sales efforts have been focused primarily on facility-based local exchange, interexchange and wireless service providers in the United States, and this group has comprised the majority of the Company's customers. In 1999, the Company will continue efforts among these markets and expand its focus to include non-facilities-based service providers, ISPs and VPNs with additional product and service offerings beyond LNP.

  The Company believes that significant demand for new OSS products and services exists outside of the U.S. due to increased deregulation and resulting competition. The Company intends to expand it sales and marketing efforts internationally through a series of partnerships with specific third-party systems integrators and software suppliers, as well as the extension of its relationships with existing customers as they expand into international markets.

Research and Development

  The Company's research and development efforts are focused on identifying market requirements and performing design and development functions. These activities follow the Company's product development process that governs the product lifecycle from concept through product launch and subsequent retirement from the marketplace, all through the use of cross-functional teams. This process provides the Company's senior management with a series of decision milestones that allows the evaluation of ongoing projects on a regular basis. Normally, the Company does not fund significant development efforts without first having a customer to buy the resulting product.

Competition

  The market for telecommunications software is intensely competitive and is subject to rapid technological change, evolving industry standards and regulatory developments. The Company faces continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The Company's existing and potential competitors include many large domestic and international companies, including certain customers of the Company that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunication customers than the Company. Although the Company concentrates on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and the Company currently holds only a very small portion of the market share.

  The principal competitors of the Company's LNP products include Telcordia (formerly known as Bellcore), Lucent, Nortel and Tekelec. The Company believes that competitors to its other products will include Cisco, Telcordia and Lucent. The Company expects competition to increase in the future from existing suppliers and from other companies that may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions.

  Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. In addition, customers who have purchased custom software solutions from the Company are not precluded from competing with the Company. ILECs that have implemented LNP solutions are well suited to provide LNP services for smaller CLECs within their regions.

  The Company believes that its ability to compete successfully depends on a wide range of internal and externally controlled factors. The Company plans to compete by providing quality solutions that are tailored specifically to the customer. The Company is organized to provide core products and complimentary services that provide a total solution for the application area. The Company then creates a long-term relationship with the customer by providing ongoing support, extensions of the original solution, and new related solutions.

Intellectual Property

  The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary right. The Company presently has no patents, but has patent applications pending in the U.S. on elements of its three LNP products: NumberManager, OrderPath and NodeMaster.

Employees

  As of December 31, 1998, the Company employed 277 people, of which 74% were involved in service provision, consulting practices and product development. In addition, 3% were involved in research and development, 4% in marketing and sales, and 20% in general administration.

                                  RISK FACTORS

Fluctuations in Quarterly Results of Operations

  The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's products and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Act; product lifecycles; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling cost, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation and general economic conditions. A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence Upon Telecommunications Industry; Regulatory Uncertainties

  The market for the Company's products was created and has primarily been driven by the adoption of regulations under the Act requiring RBOCs to implement LNP as a condition to being permitted to provide long distance services. Therefore any changes to such regulations, or the adoption of new regulations by federal or state regulatory authorities under the Act, or any legal challenges to the Act, could have a material adverse effect upon the market for the Company's products and services. Although the Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the Act, actions or inactions by ILECs and other carriers that affect the pace at which the changes contemplated by the Act occur, resolution of questions concerning which parties will finance such changes and other regulatory, economic and political factors.

  The Company is aware of certain challenges to the validity of the Act and the local telephone competition rules adopted by the Federal Communications Commission ("FCC") to implement the Act. Recently, challenges by wireless carriers resulted in the FCC delaying implementation of the Act with respect to wireless carriers until March 28, 2001. These delays have had, and continue to have, an impact on the Company's revenue from its LNP products and services. Additional delays in the deadlines imposed by the Act or the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customers may require, or the Company otherwise may deem it necessary or advisable, that the Company modify its products or services to address actual or anticipated changes in the regulatory environment. Any other delay in implementation of the Act, or other regulatory changes, could materially adversely affect the Company's business, financial condition and results of operations.

Reliance on Significant Customers

  Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers. During the years ending December 31, 1996, 1997 and 1998, the Company recognized approximately 73%, 89% and 87% of total revenue from five, six and six customers, respectively, all in the telecommunications industry. The Company expects to continue to depend on large contracts with a small number of significant customers, which can cause its revenue and earnings to fluctuate between quarters based on the timing of contracts and installation of the Company's products by these customers. None of the Company's major customers has any obligation to purchase additional products or services. Consequently, the failure by the Company to maintain existing relationships or develop relationships with significant new customers would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, business or marketplace consolidations affecting one or more of the Company's major customers has caused delays in customer contracts and could result in the loss of that customer, which also could have a material adverse effect on the Company's business, financial condition and results of operations.

Lengthy Implementation Process; Customer Acceptance of Company Solutions

  Implementation of the Company's solutions is a relatively complex and lengthy process that involves significant allocation of resources by the Company in order to adapt and customize such solutions for each customer's unique environment. Moreover, certain of the Company's customers may require rapid deployment of the Company's software solutions, resulting in pressure on the Company to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage to the Company's reputation and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The majority of the Company's existing contracts provide for acceptance testing by the customer before the contract is considered complete. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments. Moreover, if the Company fails to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts previously paid or other amounts as liquidated damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of the Company's software and services could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Lengthy Sales Cycle

  The Company's software products and services are generally used by large telecommunications service providers for enterprise-wide, mission-critical purposes, involving significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of the Company's products and services and require the Company to expend substantial time, effort and money providing education regarding the Company's solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and 12 months, making it difficult for the Company to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

Fixed-Price Contracts

  The Company historically derived a majority of its revenue from contracts that were billed on a timeand-materials basis. Beginning in mid-1996, a majority of the Company's revenue has been derived from contracts that were billed on a fixed-price basis. The Company in the past has incurred budget overruns on certain fixed-price contracts, resulting in lower than anticipated margins, and there can be no assurance that the Company will not incur such budget overruns in the future. If the Company incurs such budget overruns, the Company's gross margins and results of operations may be materially adversely affected. To the extent that the Company continues to provide custom software development or consulting services, it anticipates that customers will continue to request that the Company provide software and implementation services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables to be met by the Company regardless of actual costs incurred by the Company. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Rapid Technological Change; Risks Associates with New Versions and New Products; Risks of Software Defects

  The market for the Company's products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and emergence of new industry standards can render existing products obsolete and unmarketable. To compete successfully, the Company must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. There can be no assurance that the Company will successfully identify new product opportunities or will achieve market acceptance of new products brought to market. Products developed by others may render the Company's products obsolete or noncompetitive. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, any failure of the Company's products to perform satisfactorily or any significant delay in product development or introductions could have a material adverse effect on its business, financial condition and results of operations.

  The Company intends to issue interim and new releases of its family of software products periodically. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released. There can be no assurance that delays will not occur in the future.

Competition

  The Company's primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. The Company faces continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The Company's existing and potential competitors include many large domestic and international companies, including certain of the Company's customers, that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than the Company. The Company's principal competitors in the LNP market include Bell Communications Research, Inc. ("Bellcore"), Lucent, Northern Telecom, Inc. ("Nortel") and Tekelec, Inc. ("Tekelec"). One of the Company's principal customers,

Lucent, competes with the Company with respect to certain of the Company's products and services that it offers in competition with the Company. In addition, Lockheed has retained rights to the NPAC software developed for Lockheed by the Company, and Lockheed potentially could compete with the Company with respect to LNP products and related services. There also can be no assurance that other customers will not offer competitive products or services in the future. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions. Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. Moreover, customers who have purchased custom software solutions from the Company are not precluded from competing with the Company.

  The Company believes that its ability to compete successfully depends on numerous factors, both within and outside of its control, including responsiveness to service providers' needs, quality and reliability of the Company's and its competitors' products and services, price, project management capabilities, technical subject matter expertise, quality of customer service and support, the emergence of new industry standards, the development of technical innovations, the attraction and retention of qualified personnel, regulatory changes and general market and economic conditions. A variety of potential actions by the Company's competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or will properly identify and address the demands of new markets. The failure by the Company to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's ability to manage future expansion, if any, effectively will require it to attract train, motivate and manage new employees successfully, to integrate new management and employees into overall operations and to continue to improve its operational, financial and management systems. The Company anticipates that it will need to hire development personnel. Competition for development and other technical personnel is intense, and there can be no assurance that the Company will be able to hire additional personnel on a timely basis, if at all. Because of the complexity of the Company's software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time at which they become fully productive. The Company has at times experienced and continues to experience difficulty in recruiting such personnel. Any failure by the Company to hire qualified personnel on a timely basis could materially adversely affect the Company's business, financial condition and results of operations.

  The Company is continuing its implementation of new financial and project accounting software packages. The Company's ability to implement these new systems is likely to place substantial demands on certain of the Company's managerial resources. In addition, if the Company is unable to implement these software packages effectively, the Company's ability to accurately forecast and manage its business may be adversely affected. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operational and management controls, systems and procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability

  The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability for damages arising out of the use of or defects in the Company's products. The nature and extent of such limitations, however, tend to vary from customer to customer and it is possible that such limitations of liability provisions may not be effective as a result of federal, sate of local laws or ordinances or unfavorable judicial decisions. In addition, the Company currently has errors and omissions insurance which, subject to customary exclusions, covers claims resulting form failure of the Company's software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by such insurance, the Company's business, financial condition and results of operations may be materially adversely affected, particularly since the Company's software products may be used in critical business applications. Defending such a suit, regardless of its merits, could involve substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or the eventual outcome of such claims.

Year 2000 Capability

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resource to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Many potential customers may also defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially deferred sales. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs and as a result consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company currently offers software products that are designed to be Year 2000 compatible, and the Company's current contract with its customers require that the Company warrant Year 2000 capability. Although the Company has designated its products to be Year 2000 capable and tests third-party software that is incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporated third-party software, contain all necessary date code changes. See "Liquidity and Capital Resources" section of Item 7 for a more detailed discussion on Y2K.

Protection of Intellectual Property; Risks of Infringement

  The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has patent applications pending in the U.S. on elements of its three LNP products, NumberManager, OrderPath and NodeMaster and an internet call processing engine. In addition, the Company has registered or filed for registration of certain of its trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries do not adequately protect the Company's proprietary rights. There can be no assurance that the Company's means of protecting its proprietary rights in the
U. S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Volatility of Stock Price

  The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, general stock market and economic considerations and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the trading price of the Company's Common Stock. As a result of the foregoing factors, there can be no assurance that the Company's Common Stock will trade at or higher than the initial public offering price.

Item 2. Properties

  The Company leases office space at three locations in the Denver, Colorado metropolitan area, including two in the Englewood area (Meridian and Southgate), one in the Boulder area (Louisville) and Santa Maria, California. The Company also leases sales offices in Dallas, Chicago, Atlanta, San Jose and Washington, D.C. The Company's leases in the Denver, Colorado metropolitan area are shown below:

                       Location                  Square Footage Lease Expiration
                       --------                  -------------- ----------------
      Meridian..................................    120,281        11/30/2016
      Southgate.................................     68,566        12/31/2000
      Louisville................................     10,992        10/31/2002

  The Company no longer has operations in its Southgate location and subleases the Southgate facility for the remainder of its lease commitment.

Item 3. Legal Proceedings

  Since June 22, 1998, four securities class action complaints have been filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado that allege violations of the federal securities laws. The complaints have been consolidated. The plaintiffs purport to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints allege that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company believes that the allegations are without merit and will vigorously defend itself. Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers and directors require the Company to indemnify them against judgements rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers and directors in connection with this litigation. Although the Company does not believe that it or any of its current or former officers or directors has engaged in any wrongdoing, there can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  During the fourth quarter of 1998, no matters were submitted to a vote of the Company's stockholders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

  The Company's Common Stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the Common Stock. The closing price of the Company's Common Stock as reported on the NASDAQ National Market as of March 18, 1999 was $ 5 11/32 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, mark downs or commissions.

                                                                     High   Low
                                                                    ------ -----
      For the Fiscal Year Ended December 31, 1998:
        Second Quarter, beginning May 12, 1998..................... 20 5/8 8 1/2
        Third Quarter.............................................. 12     2 3/8
        Fourth Quarter.............................................  5     1 1/2

  As of March 18, 1999, there were approximately 206 holders of record of the Company's Common Stock.

  The Company has not declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings, if any, to finance the growth and development of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

Use of Initial Public Offering Proceeds

  The Company used the net proceeds of its IPO for repayment of its obligations under the Subordinated Notes and Stockholder Notes, working capital and other corporate purpose. The respective principal amounts (exclusive of $56,517 in accrued interest) outstanding under the Subordinated Notes and Stockholder Notes are $6,792,885 and $5,059,539 and bear interest at the rates of 9% (with deferred interest accrued at the rate of 12%) and 7.25%, respectively, with respective maturity dates of June 1, 2004 and January 2, 2006. The Company also used proceeds to pay prepayment penalties to the holders of the Notes in the amount of $446,000 net of taxes. The Company also used proceeds to fund the general business operations including research and development expenses related to its LNP products. The balance of the proceeds were invested in investment grade, short-term investments bearing various interest rates.

Item 6. Selected Financial Data

  The selected financial data set forth below for each of the years in the five-year period ended December 31, 1998, have been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this annual report on Form 10K.

                                   1998     1997     1996     1995     1994
                                 --------  -------  -------  -------  -------
                                  In thousands, except per share amounts
Revenue......................... $ 37,238   42,720   36,918   45,355   33,032
Cost of Revenue.................   27,104   25,224   24,531   26,589   18,181
Sales and Marketing.............    5,739    5,065    2,913    3,405    1,898
General and Administrative......    8,566    8,635    8,587    7,725    4,321
Research and Development........    7,197    2,914      641      821      482
Income (loss) from Operations...  (11,368)     882      246    6,815    8,150
Other Income (Expense)..........      (60)  (1,395)  (1,422)    (689)    (136)
Provision for (benefit from)
 Income Taxes...................     (601)    (791)      81      --       --
Net Income (loss) (1)(2)........  (11,273)     278   (1,257)   6,126    8,014
Diluted Earning (loss) Per
 Share..........................    (1.43)    0.03    (0.82)    4.00     5.24
Working Capital.................   31,009    5,366    6,390    3,174    4,728
Total Assets....................   47,479   27,859   24,356   19,203   17,901
Long Term Debt..................      825   16,465   18,096    6,059    2,610
Shareholder Equity..............   39,362    1,698      996    9,173    8,859
Dividends Paid..................        0        0        0        0        0

--------
(1) Prior to January 6, 1996, the Company was an S corporation for federal and state income tax purposes, and accordingly, the Company's income was taxed directly to the Company's stockholders at that time. Net income (loss) for 1996, 1995, and 1994 do not reflect the estimated federal and state income taxes that would have been payable if the Company had not been an S corporation prior to January 6, 1996.
(2) Included in net loss for 1998 is an extraordinary loss on early extinguishment of debt of approximately $446,000, net of $220,000 in income tax benefit. See Note 3 of Notes to Financial Statements.

  The following table presents, for the periods indicated, certain items contained in the Company's statement of operations reflected as a percentage of total revenue:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
Revenue:
  License fees and related services................     2.4%    46.9%    27.3%
  Other services...................................    97.6     53.1     72.7
                                                    -------  -------  -------
    Total revenue..................................   100.0    100.0    100.0
                                                    -------  -------  -------
Cost of revenue:
  License fees and related services................     1.2     14.8     22.2
  Other services...................................    65.2     44.2     50.6
                                                    -------  -------  -------
    Total cost of revenue..........................    66.4     59.0     72.8
                                                    -------  -------  -------
Gross margin.......................................    33.6     41.0     27.2
Operating Expenses:
  Sales and marketing..............................     7.9     11.9     15.4
  General and administrative.......................    23.3     20.2     23.0
  Research and development.........................     1.7      6.8     19.3
                                                    -------  -------  -------
    Total operating expenses.......................    32.9     38.9     57.7
                                                    -------  -------  -------
Operating Income...................................     0.7      2.1    (30.5)
Other income (expense), net........................    (3.9)    (3.3)    (0.2)
                                                    -------  -------  -------
Income (loss) before income taxes..................    (3.2)    (1.2)   (30.7)
Provision for (benefit from) income taxes..........     0.2     (1.9)    (1.6)
                                                    -------  -------  -------
Net income (loss) before extraordinary item........    (3.4)     0.7    (29.1)
                                                    -------  -------  -------
Extraordinary item, net of taxes...................     --       --       1.2
                                                    -------  -------  -------
Net income (loss)..................................    (3.4)     0.7    (30.3)
                                                    -------  -------  -------
Pro forma provision for (benefit from) income
 taxes.............................................    (0.8)
                                                    -------
Pro forma net income (loss)........................    (2.4)
                                                    -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

Introduction

  Evolving Systems, Inc., in it's 13th year of operation, began its first year as a publicly traded company on May 12, 1998. The Company's core business is designing and integrating software systems for the telecommunications industry. Software projects are bid at either a fixed price or as time and materials custom software projects. From the Company's inception in 1985 through 1996, the Company focused on providing custom software development services, primarily to two large customers. Beginning in 1996, the Company broadened its focus to include proprietary software products in response to declining demand from key customers for custom software development services that reflected the changing industry patterns for software procurement. In addition, the Company aggressively sought new customers for its custom software development business.

  The Company had an excellent market for its LNP products in 1997 as a result of the mandated requirements for LNP capabilities in the Telecommunications Act of 1996. Revenues from license fees and related services were over $20,000,000 in 1997. Other services of the business also increased due to considerable integration support needed to implement LNP. This market demand did not carry forward into 1998 for those LNP products. The Company refocused its LNP products sales efforts to other market segments such as wireless and CLECs but these segments are much smaller than the wire line portion of the telecommunications market. The end result has been a substantial decline in license fee and related services in 1998 when compared to 1997.

Revenue Recognition

  The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and services under the terms of both fixed- price and time-and-materials contracts. License fees and related services revenue during 1996 consisted of fees from non-LNP software products. Subsequent to 1996, license fees and related services revenue consists of revenue from contracts involving the Company's LNP software products and related services. Other services revenue consists of revenue from custom programming, systems integration of third party products, annual maintenance contracts and training.

  License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services and is generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in- progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

  Services revenue provided under fixed price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed.

  Annual maintenance revenue is recorded as deferred revenue and is recognized ratably over the service period, which is generally 12 months. Revenue from training services is recognized as the training services are performed. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the period such services are provided. The Company may encounter budget and schedule overruns on fixed-price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, should they occur, would be recorded in the period in which current estimates of total contract revenue and contract cost indicate a loss.

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

  Revenue. Total revenue decreased 13% from $42.7 million in 1997 to $37.2 million in 1998. License fees and related services revenue declined 49% because the demand for LNP systems declined as the wire line portion of the telecommunications industry substantially completed implementation of LNP in 1998. Other services revenue, consisting primarily of custom system development revenue, increased 19% from $22.7 million in 1997 to $27.0 million in 1998 as the Company focused on other services to counteract the software revenue shortfall. As a percentage of revenue, license fees and related services revenue declined from 47% in 1997 to 27% in 1998. Other services revenue increased from 53% in 1997 to 73% in 1998.

  Cost of Revenue. Cost of revenue consists primarily of personnel costs, equipment depreciation, facilities costs and the cost of third party software. Cost of license fees and related services increased by $1.9 million, or 30% even though the related revenue declined by 49% for the year ended December 31, 1998 as the Company incurred considerable labor expenses due to underutilization of personnel assigned to LNP projects. As a result, the gross margin on license fees and related services declined to 19% for the year ended December 31, 1998 compared to 68% for the year ended December 31, 1997. In the fourth quarter of 1998, the Company recorded $302,000 in additional costs in connection with a contract for which all revenue had previously been recorded. The cost of revenue for other services decreased .2% in 1998 even though revenue increased 19%. The gross margin for other services improved from 17% to 30% for the years ending December 31, 1997 and December 31, 1998, respectively, as staff utilization rates improved.

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses increased by $295,000, or 6%, to $5.4 million for the year ended December 31, 1998 from $5.1 million for the year ended December 31, 1997. The increase was primarily due to the Company's continued active sales efforts for its next generation products.

  In October 1998, Mr. Abramson, the CEO of the Company, resigned and was replaced by Mr. Hallenbeck, the former CEO and co-founder of the Company. Shortly thereafter, the CFO resigned and was replaced by a new hire from outside of the Company and several other management changes occurred through out late 1998. As a result of these management changes the Company incurred an expense of $378,981 in severance costs.

  General and Administrative. General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses increased to 23% of revenue from 20% of revenue for the years ending December 31, 1998 and December 31, 1997, respectively. The increase in cost was attributable to turnover in staffing at all levels of the Company resulting in increased severance and recruiting costs. In absolute dollars, general and administrative expense remained flat from 1997 to 1998.

  Research and Development. Research and development expenses consist primarily of compensation costs, equipment and software development tools. Research and development expenses increased 147%, or $4.3 million in the year ended December 31, 1998, from $2.9 million in the year ended December 31, 1997. As a percentage of revenue, research and development increased from 7% in 1997 to 19% in 1998. This increase resulted from the Company's continued commitment to the development of next generation software products as well as significant research and development cost being recorded as cost of sales in 1997.

  Other Income (expense), Net. Other expense, net of other income, includes interest expense on the Company's debt financing and capital leases and interest income on cash. The net expense declined 96% from $1.4 million in the year ended December 31,1997, to $60,000 in the year ended December 31, 1998 as a result of debt being retired from the proceeds of the initial public offering of common stock in the second quarter of 1998, and the increase in interest income as a result of investing those proceeds.

  Extraordinary Item. The Company recorded an extraordinary item of $445,702 net of taxes relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company initial public offering. The Company recorded a tax benefit of $220,000 relating to the extraordinary item. A similar charge was not recorded in 1997.

  Provision for (benefit from) Income Taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

  Revenue. Total revenue increased $5.8 million, or 16% to $42.7 million in the year ended December 31, 1997 from $36.9 million in the year ended December 31, 1996. License fees and related services revenue increased by $19.1 million, or 2,171% to $20.0 million in the year ended December 31, 1997 from $882,000 in the year ended December 31, 1996, reflecting the Company's progress in introducing the initial LNP products. Other services revenue, a majority of which was attributable to custom development projects for the Company's telecommunications customers, decreased by $13.3 million, or 37% to $22.7 million in the year ended December 31, 1997 from $36.0 million for the year ended December 31, 1996, reflecting the Company's expanded focus in 1997 on both standard software products as well as custom development projects. License fees and related services revenue as a percentage of total revenue increased to 47% for the year ended December 31, 1997 from 2% for the year ended December 31, 1996.

  Cost of Revenue. Cost of license fees and related services increased by $5.9 million, or 1,309%, to $6.3 million for the year ended December 31, 1997 from $450,000 for the year ended December 31, 1996. As a percentage of revenue, cost of license fees and related services increased to 15% for the year ended December 31, 1997, from 1% for the year ended December 31, 1996. These increased costs reflected the Company's expanded focus to include standard software products and associated integration services. Cost of other services decreased $5.2 million, or 22%, to $18.9 million for the year ended December 31, 1997 compared to $24.1 million for the year ended December 31, 1996. As a percentage of total revenue, cost of other services decreased to 44% for the year ended December 31, 1997 from 65% for the year ended December 31, 1996. The absolute amount of other services costs decreased in connection with the reduction in the Company's lease commitments, increased productivity of Company personnel and a shift of personnel from custom development projects to provide necessary integration services for the Company's standard software products.

  Sales and Marketing. Sales and marketing expenses increased by $2.2 million, or 74%, to $5.1 million in the year ended December 31, 1997 from $2.9 million in the year ended December 31, 1996. As a percentage of revenue, sales and marketing expenses increased to 12% in the year ended December 31, 1997 from 8% in the year ended December 31, 1996. This increase was attributable to the Company's expansion of its direct sales force by 12 persons to 16 persons to support sales of the Company's new standard software products and an increase in the Company's marketing activities.

  General and Administrative. General and administrative expenses totaled $8.6 million in the years ended December 31, 1997 and 1996. As a percentage of revenue, general and administrative expenses decreased to 20% in the year ended December 31, 1997 from 23% in the year ended December 31, 1996. On a percentage basis, this decrease reflected increased revenue. In late 1996 and in 1997, the Company implemented cost and headcount controls and made additional investments to improve the Company's operational, financial, management information and software development processes.

  Research and Development. Research and development expenses increased by $2.3 million, or 355%, to $2.9 million in the year ended December 31, 1997 from $641,000 in the year ended December 31, 1996. As a percentage of revenue, research and development expenses increased to 7% in the year ended December 31, 1997 from 2% in the year ended December 31, 1996. The increased cost resulted from additional staffing and associated costs in connection with the Company's strategic commitment to the development of next generation software product offerings. In addition, significant research and development expenses were recorded as cost of revenue in the year ended December 31, 1997. This resulted from the Company entering into a license with a major customer prior to the completion of the development effort. No research and development expenses were recorded as cost of revenue in the year ended December 31, 1996.

  Other Income (expense), Net. Other income (expense), net, includes interest expense on the Company's debt financing and capital lease obligations and interest income on cash. Other expense, net of other income, totaled $1.4 million in both of the years ended December 31, 1997 and 1996. As a percentage of revenue, other expense declined to 3% in the year ended December 31, 1997 from 4% in the year ended December 31, 1996, reflecting increased revenue in 1997.

  Provision for (benefit from) Income Taxes. The Company recorded an income tax benefit in the year ended December 31, 1997 of $792,000 which resulted primarily from the Company's pretax loss coupled with significant research and development tax credits generated during this period. The change from the provision for income taxes recorded in 1996 was a result of such research and development tax credits and the effect of converting to taxable status in 1996. Prior to January 6, 1996, the Company operated as an S corporation for tax purposes and did not pay taxes at the corporate level. On a pro forma basis, assuming the Company had been a taxable entity since its inception, the income tax benefit would have been approximately $298,000 for the year ended December 31, 1996, resulting in an effective income tax rate of 25%. The pro forma rate was lower than the federal statutory rate primarily because of a permanent difference associated with the conversion to a C corporation for tax purposes and the cancellation of certain indebtedness.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 12, 1998, the Company completed its initial public offering of common stock and subsequently repaid most outstanding borrowings. At December 31, 1998, the Company's principal sources of liquidity included $11.7 million in cash and cash equivalents, $6.9 million in short term investments, a $10.0 million secured bank line of credit and an equipment term loan agreement, which expire in September 1999. As of December 31, 1998, the Company had no outstanding balance under the line of credit and a $250,000 balance outstanding under the equipment term loan agreement. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance, and working capital. At December 31, 1998, the Company was not in compliance with such covenants, however, waivers have been subsequently obtained.

  At December 31, 1997, the Company had senior promissory notes payable to stockholders in the amount of $6.8 million bearing semi-annual interest payments at a rate of 9% beginning April 1996, and principal repayments of $1.6 million due semi-annually beginning in 2000. The Company also had notes payable to stockholders in the amount of $5.1 million bearing annual interest payments of 7.25%, with the principal due in 2006. Following the Company's initial public offering in May, 1998, these notes and accrued interest obligations were retired.

  Net cash used in operating activities was $14.4 million in the year ended December 31, 1998 compared to a positive contribution of $3.7 million in the year ended December 31, 1997. The main contributors to the usage of cash by operations in the year ended December 31, 1998 were funding expenses related to the $11.3 million operating loss, an increase in unbilled work-in-process by $2.5 million due to achievement of billable milestones and a decline in customer deposits and unearned revenue by $3.0 million, primarily the result of the completion of several large LNP projects.

  Net cash used in investing activities during the year ended December 31, 1998 and December 31, 1997 was $9.1 million and $2.9 million respectively in the area of equipment and facilities to support operations, as well as purchases of $6.8 million in short-term investments from the proceeds of the Company's public offering.

  Financing activities provided $34.0 million in cash in the year ended December 31, 1998 compared to using $2.8 million in the year ended December 31, 1997. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company except for capital lease obligations was repaid during 1998.

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

  Impact of Inflation. Inflation has not had a significant effect on the Company's operations during the past three years ended December 31, 1998.

  Impact of the Year 2000 Issue. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  The Company is impacted by the Year 2000 in three areas: as a developer and supplier of telecommunications software, in its internal operations, and the buying decisions of the Company's customers, which could result in either a positive or negative impact on the Company's revenue.

  The Company has formed a Year 2000 project team to assess its state of readiness with respect to Year 2000 issues and to implement corrective actions and contingency plans. This project team is in the process of inventorying items that will be affected by Year 2000 compliance, assigning priorities to identified items, assessing the Year 2000 compliance of items determined to be material to the Company, repairing or replacing materials items that are found not be Year 2000 compliant, testing Company developed software and third party provided software, and designing contingency plans. The Company expects the Year 2000 projects to be successfully completed during the remainder of 1999. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.

PHASE:  Awareness Assessment Renovation Validation Implementation

Products and Services        ___________________________
Third Party Suppliers        __________________________
Customers                    ________________

Evolving Systems Internal:
 IT-Software                 _____________________________________________
 IT-Hardware                 _______________________
 Non-IT Hardware             ______________________________________________
 Suppliers                   ____________________________________________

  The Company is currently performing Year 2000 compliance assessment and testing using its own personnel, and there are no plans to hire third party consultants to assist with Year 2000 compliance activities.

  Products: The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and has tested third-party software that is incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company is continuing its review of its products to ensure compliance and anticipates ongoing testing of its products through the third quarter of 1999 as new releases of the Company's products are made available to the Company's customers. The Company's primary products subject to Year 2000 issues are the Company's Local Number Portability products. Testing of these products was conducted in early 1998, and additional testing is ongoing.

  Custom Software and Services: The Company provides custom software and related services for a number of customers. These customers have engaged the Company to perform Year 2000 compliance tests on such software and services. The Company has successfully completed Year 2000 tests on several software solutions. The Company expects to continue performing Year 2000 tests for such customers through June 1999. The Company's relationship with its customers and the Company's exposure to liability may be impacted if the Company fails to adequately address Year 2000 issues in its products and/or custom software solutions. This could have a material adverse effect on the Company's business, results of operation and financial condition.

  Customers: The Company offers software products and services to telecommunications carriers and telecommunication companies. Currently, the Company is assisting several of these customers in the evaluation of their software and systems to be compliant with Year 2000 requirements. As these companies products and services are largely dependent on integrated software and hardware networks as described above, there can be no assurance that assessment and remediation will have been completed by all such customers within the appropriate timeframe. As a result, the Company's business with these customers could be negatively or positively influenced by these customers financial and operational results and consequent decisions regarding the purchase of the Company's products and services. Such a disruption of buying patterns could cause a material adverse effect on the Company's business, results of operations and financial condition. The Company is currently assessing the Year 2000 readiness of its key customers.

Evolving Systems' Internal Operations:

  IT--Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software have been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. Another non-compliant subsystem is scheduled to be replaced in early 1999. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. To the extent the Company does not receive adequate responses by March 31, 1999, the Company will develop contingency plans. To the extent that such software and systems do not comply with Year 2000 requirements, or that the Company's contingency plans are not effective, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

  IT--Hardware: The Company utilizes off-the-shelf hardware in its processing and network operations. Such equipment either has been certified to be date code compliant or correspondence with suppliers is in progress to validate such condition.

  Non-IT--Hardware: The Company will initiate correspondence with suppliers to review what actions will be required to make all embedded systems date code compliant in the facilities it occupies. The costs associated with such actions is not expected to have a material effect on the Company's business, results operations or financial condition.

                             EVOLVING SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Index to Financial Statements
Report of PricewaterhouseCoopers LLP..................................... F-2
Report of Deloitte & Touche LLP.......................................... F-3
Balance Sheets at December 31, 1997 and 1998............................. F-4
Statements of Operations for the years ended December 31, 1996, 1997 and
 1998.................................................................... F-5
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 1996, 1997 and 1998........................................ F-6
Statement of Cash Flows for the years ended December 31, 1996, 1997 and
 1998.................................................................... F-7
Notes to Financial Statements............................................ F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Evolving Systems, Inc.

  In our opinion, the accompanying balance sheets and related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Evolving Systems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Broomfield, Colorado
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Evolving Systems, Inc.

  We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Evolving Systems, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, results of operations and cash flows of Evolving Systems, Inc. for the year ended as of December 31, 1996 and the in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Denver, Colorado
March 4, 1997, except for the fifth and sixth sentences of the third paragraph of Note 1, as to which the date is February 10, 1998.

                             EVOLVING SYSTEMS, INC.

                                 BALANCE SHEETS

                                                      December 31,  December 31,
                                                          1997          1998
                                                      ------------  ------------
Assets
Current assets:
  Cash and cash equivalents.......................... $ 1,170,659   $11,706,563
  Short term investments.............................     130,987     6,949,604
  Contract receivables, net of allowance of $520,000
   and $308,110 at December 31, 1997 and 1998,
   respectively......................................  13,343,939    14,239,396
  Unbilled work in-progress..........................     840,992     3,374,469
  Deferred tax assets................................   1,276,282           --
  Prepaid and other current assets...................   1,077,374     2,031,228
                                                      -----------   -----------
    Total current assets.............................  17,840,233    38,301,260
Property and equipment, net..........................   9,802,630     7,630,899
Deferred tax assets..................................         --      1,547,007
Other assets.........................................     216,636           --
                                                      -----------   -----------
                                                      $27,859,499   $47,479,166
                                                      -----------   -----------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion of long-term obligations........... $ 3,177,637   $ 1,211,294
  Accounts payable and accrued liabilities...........   3,242,359     3,001,707
  Unearned revenue and customer deposits.............   6,054,421     3,078,741
                                                      -----------   -----------
    Total current liabilities........................  12,474,417     7,291,742
Long-term obligations, including related parties.....  13,287,012       824,968
Deferred income taxes................................     400,493           --
Commitments and contingencies (Notes 3 and 7)........
Stockholders' equity:
  Preferred stock, $.001 par value: 2,000,000 shares
   authorized, no shares issued......................         --            --
  Series A preferred stock, $.001 par value: 8,160
   shares authorized, issued and outstanding as of
   December 31, 1997: liquidation preference of
   $6,250 per share..................................           8           --
  Common stock, $.001 par value: 4,930,000 non-voting
   shares authorized; 1,620,760 non-voting issued and
   outstanding as of December 31, 1997: 25,000,000
   voting shares authorized; 11,888,021 voting shares
   issued and outstanding as of December 31, 1998....       1,621        11,888
Additional paid-in capital...........................   2,423,060    50,703,085
Deferred compensation................................    (992,188)     (344,469)
Retained earnings (accumulated deficit)..............     265,076   (11,008,048)
                                                      -----------   -----------
    Total stockholders' equity.......................   1,697,577    39,362,456
                                                      -----------   -----------
                                                      $27,859,499   $47,479,166
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        --------------------------------------
                                           1996         1997          1998
                                        -----------  -----------  ------------
Revenue:
  License fees and related services.... $   882,500  $20,033,964  $ 10,183,533
  Other services.......................  36,035,564   22,686,329    27,054,063
                                        -----------  -----------  ------------
    Total revenue......................  36,918,064   42,720,293    37,237,596
Cost of revenue:
  License fees and related services....     450,000    6,338,475     8,270,718
  Other services.......................  24,081,340   18,885,428    18,833,172
                                        -----------  -----------  ------------
    Total cost of revenue..............  24,531,340   25,223,903    27,103,890
                                        -----------  -----------  ------------
  Gross margin.........................  12,386,724   17,496,390    10,133,706
Operating expenses:
  Sales and marketing..................   2,912,720    5,064,654     5,738,827
  General and administrative...........   8,587,126    8,635,424     8,565,620
  Research and development.............     641,114    2,914,312     7,197,309
                                        -----------  -----------  ------------
    Total operating expenses...........  12,140,960   16,614,390    21,501,756
                                        -----------  -----------  ------------
Income (loss) from operations..........     245,764      882,000   (11,368,050)
Other income (expense):
  Interest income......................      77,778      175,384       935,053
  Interest expense, including related
   party interest of $523,189, $989,378
   and $ 0 for the years ended December
   31, 1996, 1997 and 1998.............  (1,499,534)  (1,570,535)     (994,989)
                                        -----------  -----------  ------------
    Total..............................  (1,421,756)  (1,395,151)     ( 59,936)
                                        -----------  -----------  ------------
Loss before income taxes...............  (1,175,992)    (513,151)  (11,427,986)
Provision for (benefit from) income
 taxes.................................      81,349     (791,650)     (600,564)
                                        -----------  -----------  ------------
Income (loss) before extraordinary
 item..................................  (1,257,341)     278,499   (10,827,422)
                                        -----------  -----------  ------------
Extraordinary item, net of taxes.......         --           --        445,702
                                        -----------  -----------  ------------
Net income (loss)...................... $(1,257,341) $   278,499  $(11,273,124)
                                        -----------  -----------  ------------
Income (loss) per common share before
 extraordinary item.................... $     (0.82) $       .18  $      (1.37)
Extraordinary item.....................         --           --          (0.06)
                                        -----------  -----------  ------------
Net income (loss) per common share..... $     (0.82) $      . 18  $      (1.43)
Weighted average common shares out-
 standing..............................   1,533,004    1,557,236     7,887,000
Diluted income (loss) per common share
 before
 extraordinary item.................... $     (0.82) $       .03  $      (1.37)
Extraordinary item.....................         --           --          (0.06)
                                        -----------  -----------  ------------
Diluted net income (loss) per common
 share................................. $     (0.82) $      . 03  $      (1.43)
Diluted weighted average common shares
 outstanding...........................   1,533,004    8,222,312     7,887,000
Pro forma (unaudited) (Note 5):
  Income (loss) before income taxes.... $(1,175,992)
  Provision for (benefit from) income
   taxes...............................    (297,886)
                                        -----------
    Net income......................... $  (878,106)
                                        -----------

   The accompanying notes are an integral part of these financial statements.

                            EVOLVING SYSTEMS, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      Series A
                      Preferred        $.01 Par          $.001 Par
                        Stock        Common Stock       Common Stock    Additional                  Retained        Total
                    --------------  ---------------  ------------------   Paid-in      Deferred     Earnings    Stockholder's
                    Shares  Amount  Shares   Amount    Shares   Amount    Capital    Compensation  (Deficit)       Equity
                    ------  ------  -------  ------  ---------- ------- -----------  ------------ ------------  -------------
Balance,
 December 31,
 1995...........                     10,200    102                                                   9,173,329     9,173,431
Distributions to
 stockholders...                                                                                    (7,257,623)   (7,257,623)
Reclassification
 of
 undistributed
 earnings upon
 conversion from
 non- taxable to
 taxable
 status.........                                                            670,862                   (670,862)
Recapitalization..   8,160      8   (10,200)  (102)   1,530,000   1,530        (510)                      (926)
Other...........                                          5,786       6      10,693                                   10,699
Forgiveness of
 shareholder
 interest.......                                                            326,587                                  326,587
Net loss........                                                                                    (1,257,341)   (1,257,341)
                    ------  -----   -------  -----   ---------- ------- -----------   ----------  ------------   -----------
Balance,
 December 31,
 1996...........     8,160      8       --     --     1,535,786   1,536   1,007,632                    (13,423)      995,753
Stock option
 exercises......                                         84,974      85      67,894                                   67,979
Deferred
 compensation
 related to
 stock options..                                                          1,347,534   (1,347,534)
Amortization of
 deferred
 compensation...                                                                         355,346                     355,346
Net income......                                                                                       278,499       278,499
                    ------  -----   -------  -----   ---------- ------- -----------   ----------  ------------   -----------
Balance,
 December 31,
 1997...........     8,160      8       --     --     1,620,760   1,621   2,423,060     (992,188)      265,076     1,697,577
Issuance of
 shares in
 initial public
 offering, net,
 and conversion
 of preferred
 stock..........    (8,160)    (8)                    9,918,000   9,918  47,946,839                               47,956,749
Stock option
 exercises......                                        283,118     283     226,211                                  226,494
Compensation
 related to
 stock options..                                                             65,421          --                       65,421
Amortization of
 deferred
 compensation...                                                           (231,056)     647,719                     416,663
Common Stock
 issued pursuant
 to the Employee
 Stock Purchase
 Plan...........                                         66,143      66     272,610                                  272,676
Net loss........                                                                                   (11,273,124)  (11,273,124)
                    ------  -----   -------  -----   ---------- ------- -----------   ----------  ------------   -----------
Balance,
 December 31,
 1998...........       --   $ --        --   $ --    11,888,021 $11,888 $50,703,085   $ (344,469) $(11,008,048)  $39,362,456
                    ======  =====   =======  =====   ========== ======= ===========   ==========  ============   ===========

  The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         -------------------------------------
                                            1996         1997         1998
                                         -----------  ----------  ------------
Operating activities:
Net income (loss)......................  $(1,257,341) $  278,499  $(11,273,124)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
 Provision for uncollectible contract
  receivables..........................      577,000     456,600      (211,890)
 Amortization of deferred
  compensation.........................          --      355,346       416,663
 Depreciation and amortization.........    3,527,436   4,004,225     4,379,307
 Loss on disposal of property and
  equipment............................      121,166     159,304       132,984
 Non-cash interest expense.............      668,222         --            --
 Provision for (benefit from) deferred
  income taxes.........................       81,349    (957,138)     (671,218)
Change in operating assets and
 liabilities:
 Contract receivables..................   (3,832,181) (4,237,934)     (683,567)
 Unbilled work in-progress.............      770,027     (73,135)   (2,533,477)
 Prepaid and other assets..............     (235,609)   (609,014)     (737,218)
 Accounts payable and accrued
  liabilities..........................      879,965  (1,113,448)     (240,652)
 Unearned revenue and customer
  deposits.............................      170,544   5,388,594    (2,975,680)
                                         -----------  ----------  ------------
   Net cash provided by (used in)
    operating activities...............    1,470,578   3,651,899   (14,397,872)
                                         -----------  ----------  ------------
Investing activities:
Purchases of property and equipment....   (3,106,525) (2,966,966)   (2,300,743)
Proceeds from sale of property and
 equipment.............................      936,858      45,346        25,604
Change in short term investments.......       52,860      25,688    (6,818,617)
                                         -----------  ----------  ------------
   Net cash used in investing
    activities.........................   (2,116,807) (2,895,932)   (9,093,756)
                                         -----------  ----------  ------------
Financing activities:
Proceeds from long-term obligations....   10,811,904     200,000           --
Repayments of long-term obligations....   (7,686,322) (3,037,403)  (14,428,387)
Borrowings from line of credit.........          --          --      6,686,000
Repayments of line of credit...........          --          --     (6,686,000)
Distributions to stockholders..........     (573,998)        --            --
Warrants issued........................        4,853         --            --
Repurchase of common stock.............          (43)        --            --
Proceeds from issuance of common stock,
 net...................................        4,671      67,979    48,455,919
                                         -----------  ----------  ------------
   Net cash provided by (used in)
    financing activities...............    2,561,065  (2,769,424)   34,027,532
                                         -----------  ----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................    1,914,836  (2,013,457)   10,535,904
Cash and cash equivalents at beginning
 of period.............................    1,269,280   3,184,116     1,170,659
                                         -----------  ----------  ------------
Cash and cash equivalents at end of
 period................................  $ 3,184,116  $1,170,659  $ 11,706,563
                                         ===========  ==========  ============
Supplemental disclosure of other cash
 and non-cash investing and financing
 transactions
Interest paid..........................      805,707   1,566,184       920,450
Income taxes paid......................       65,471     289,867
Assets acquired under capital lease....    1,946,597   1,205,714        86,839
Distribution to stockholders in the
 form of notes.........................    6,683,625         --            --
Constructive dividend to stockholders
 and related contribution of capital...      670,862
Accrued interest payable converted into
 note payable..........................      341,635         --            --
Accrued interest payable contributed to
 equity................................      326,587         --            --
Collection of stockholder note
 receivable through reduction of
 stockholder note payable..............       58,374         --            --
Warrants issued as consideration for
 accrued interest payable converted to
 stockholder notes payable.............        1,218         --            --

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Organization

  The Company designs, develops, markets and supports OSS products for the telecommunications industry and provides a broad range of both fixed price and time and materials custom software solutions. The Company provides these systems and software products through a combination of its own proprietary software integrated with software packages purchased from other companies to form complete software solutions for its customers.

 Recapitalization and Merger of the Company

  Effective January 1996, Evolving Systems, Inc. ("Old ESI") merged into ESI Merger Corporation ("the Merger"), a Delaware corporation, which previously had no operations. Simultaneously, ESI Merger Corporation changed its name to Evolving Systems, Inc. Pursuant to the Merger agreement, each share of Old ESI common stock outstanding as of January 10, 1996 was converted into .8 shares of the Company's Series A Preferred Stock and 100 shares of the Company's non-voting common stock. As part of the recapitalization, the Company became a taxable entity and as of that date had $670,862 of earnings which had not been distributed to its shareholders. Consequently, for financial statement purposes, these undistributed earnings were reclassified to additional paid-in capital under the assumption of a constructive dividend to the shareholders followed by a contribution to the Company's capital.

 Initial Public Offering and Reverse Stock Split

  In May 1998, the Company completed an initial public offering ("IPO"). Of the
5.3 million shares of common stock sold to the public at $14.00 per share, the Company issued 3.8 million shares and selling shareholders sold 1.5 million shares. The Company realized approximately $48 million from the offering after deducting expenses of the offering of approximately $5.2 million. In connection with the IPO, all outstanding shares of Series A Preferred Stock converted into 6,120,000 shares of common stock. In addition a one-for-two reverse stock split of the Company's common stock was effected on February 10, 1998. All common stock share and per share information and all preferred stock conversion rates presented in these financial statements have been restated for all periods presented to reflect the reverse stock split.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to the collectibility of accounts receivable and the estimates to complete long-term contracts. Actual results could differ from these estimates.

 Revenue Recognition

  For contracts entered into subsequent to January 1, 1998, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and services under the terms of both fixed price and time and materials contracts. License fees and related services revenue during 1996 consisted of fees from non-LNP software products. Subsequent to 1996, license fees and related services revenue consists of revenue from contracts involving the Company's LNP software products and related services. Other services revenue consists of revenue from custom programming, systems integration of third party products, annual maintenance contracts and training.

                             EVOLVING SYSTEMS, INC.

  License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services and is generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under the terms of the fixed price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

  Services revenue provided under fixed price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed.

  Annual maintenance revenue is recorded as deferred revenue and is recognized ratably over the service period, which is generally 12 months. Revenue from training services is recognized as the training services are performed. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the periods such services are provided.

  The Company may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

  For contracts entered into prior to January 1, 1998, the Company recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition." The Company's revenue recognition was substantively the same as that discussed above.

 Software Research and Development Costs

  Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the product is established after which time such costs are capitalized until general availability of the product. The period between achieving technological feasibility and the general availability of such software has historically been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are expensed because they are insignificant.

 Cash and Cash Equivalents

  All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short-term investments consist of high grade commercial paper, maturing within one year. Such short-term investments are classified as held-to-maturity and accordingly carried at amortized cost.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. During the years ending December 31, 1996, 1997 and 1998, the Company recognized approximately 73%, 89% and 87% of total revenue from five, six and six customers, respectively, all in the telecommunications industry. As of December 31, 1997 and 1998, these customers accounted for 85% and 92% of contract receivables, respectively.

                             EVOLVING SYSTEMS, INC.

 Fair Value of Financial Instruments

  For certain of the Company's financial instruments, including cash and cash equivalents, certificates of deposit, contract receivables, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. Additionally, based on borrowing rates currently available to the Company for debt agreements with similar terms and average maturities, management believes the carrying amount of the notes payable to the bank approximates fair market value. For the notes payable to stockholders and the senior subordinated promissory notes, the Company estimated the fair value below using rates offered for similar instruments with similar maturities.

                                                               December 31, 1997
                                                               -----------------
      Carrying amount.........................................    $11,885,744
      Estimated fair value....................................    $11,403,514

 Property and Equipment

  Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally four to seven years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost and are depreciated over the life of the leases using the straight-line method.

 Stock-based Compensation

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for stock based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123 in Note 4.

 Income Taxes

  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets may be reduced by a valuation allowance if based on the weight of available evidence it is more likely than not that these benefits will not be realized.

 Reclassifications

  Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

 Earnings Per Common Share

  The FASB issued SFAS No. 128 in February of 1997. This pronouncement establishes new standards for computing and presenting earnings per share ("EPS") on a basis that is more comparable to international standards and provides the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding.

                             EVOLVING SYSTEMS, INC.

  The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

                                             1996         1997        1998
                                          -----------  ---------- ------------
Basic Earnings Per Share
  Net income (loss)...................... $(1,257,341) $  278,499 $(11,273,124)
                                          -----------  ---------- ------------
  Basic weighted average common shares
   outstanding...........................   1,533,004   1,557,236    7,887,000
  Basic earnings per common share........ $      (.82) $      .18 $      (1.43)
                                          -----------  ---------- ------------
Diluted Earnings per Share
  Net income (loss)...................... $(1,257,341) $  278,499 $(11,273,124)
                                          -----------  ---------- ------------
  Basic weighted average number of shares
   outstanding...........................   1,533,004   1,557,236    7,887,000
Effect of Dilutive Securities
  Options and warrants...................         --      545,076          --
  Conversion of preferred shares.........         --    6,120,000          --
                                          -----------  ---------- ------------
  Diluted weighted average common shares
   outstanding...........................   1,533,004   8,222,312    7,887,000
                                          -----------  ---------- ------------
  Diluted earnings per share............. $      (.82) $      .03 $      (1.43)
                                          ===========  ========== ============

  All options and warrants for 1996 and 1998 were excluded from computation of diluted EPS because of their anti-dilutive effect on the net loss per share.

2. Balance Sheet Components

  Certain balance sheet components are as follows:

                                                         December 31,
                                                   --------------------------
                                                       1997          1998
                                                   ------------  ------------
   Property and equipment:
     Computer equipment and purchased software.... $ 17,372,371  $ 18,614,794
     Furniture, fixtures and leasehold
      improvements................................    3,861,952     4,228,237
                                                   ------------  ------------
                                                     21,234,323    22,843,031
   Less accumulated depreciation..................  (11,431,693)  (15,212,132)
                                                   ------------  ------------
                                                   $  9,802,630  $  7,630,899
                                                   ============  ============

  Included in property and equipment at December 31, 1997 and 1998 are assets under capital lease of $10,564,928 and $10,308,106, respectively. Related accumulated depreciation is $6,243,846 and $8,239,850 as of December 31, 1997 and 1998, respectively.

   Accounts payable and accrued liabilities:
     Accounts payable....................................  1,547,532    616,217
     Accrued compensation and related expenses...........    943,591    725,949
     Other...............................................    751,236  1,659,541
                                                          ---------- ----------
                                                          $3,242,359 $3,001,707
                                                          ========== ==========

                             EVOLVING SYSTEMS, INC.

3. Long-term Obligations, Including Related Party Obligations and Commitments

  Long-term obligations, including capitalized lease obligations, consist of the following:

                                                          December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
   Notes payable to a bank under line of credit and
    term debt facility.............................  $   783,333  $   250,000
   Notes payable to stockholders...................    5,092,859          --
   Senior subordinated promissory notes payable to
    stockholders...................................    6,792,885          --
   Capital lease obligations.......................    3,795,572    1,786,262
                                                     -----------  -----------
     Total.........................................   16,464,649    2,036,262
   Less current portion............................   (3,177,637)  (1,211,294)
                                                     -----------  -----------
   Long-term portion...............................  $13,287,012  $   824,968
                                                     ===========  ===========

 Line of Credit and Notes Payable to Bank

  Under a borrowing arrangement with a bank, the Company has a revolving line of credit with $10,000,000 of maximum available credit at December 31, 1998 which bears interest at the bank's prime rate plus .25% (8.0% at December 31, 1998). The line of credit is collateralized by substantially all assets of the Company. Borrowings outstanding under the line of credit at December 31, 1997 and 1998 were $200,000 and $ 0 respectively. Letters of credit under the agreement totaling $664,216 were outstanding at December 31, 1997 and 1998, respectively.

  The Company also has a term debt facility under the same borrowing arrangement. Under the term debt facility, which expires September 16, 1999, the Company can draw up to a maximum of $5,000,000, subject to certain terms and conditions. Each borrowing under the term debt facility is repayable in 36 monthly installments. The term debt facility bears interest at the bank's prime rate plus .75% (8.5% at December 31, 1998). The term debt facility is collateralized by accounts receivable and property and equipment. Subsequent to year end, the Company modified its borrowing arrangement decreasing the interest rate to the bank's prime rate.

  Under the borrowing arrangement, the Company is limited in its ability to pay dividends, make investments, incur other indebtedness, or enter into a business merger. Additionally, the Company must maintain certain financial covenants, in addition to other restrictive covenants, with which it is not in compliance as of December 31, 1998, but has received waivers from the bank.

 Notes Payable to Stockholders

  On January 2, 1996, the Company distributed substantially all previously undistributed earnings on which stockholders had been taxed in the form of stockholder notes payable, (the Notes), aggregating $6,683,625. These notes were unsecured and were due January 2, 2006, with interest payable annually on December 31, 1998 at 7.25% per annum, and contained prepayment penalties. Accrued interest of $326,587 payable to stockholders was forgiven and reclassified into additional paid-in capital in 1996. The notes plus accrued interest and prepayment penalties were paid at the closing of the Company's initial public offering of common stock.

 Senior Subordinated Promissory Notes Payable to Stockholders

  In May 1996, the Company issued Senior Subordinated Promissory Notes to certain stockholders (the Promissory Notes) for a total of $6,500,000. The Promissory Notes were unsecured, and the principal was due

                             EVOLVING SYSTEMS, INC.

in four equal payments beginning on June 1, 2000. Interest was payable semiannually on December 1 and June 1 at 9% per annum. These notes were retired with the closing of the Company's initial public offering of common stock. In connection with the Promissory Notes, the Company issued warrants to purchase 910,633 shares of the Company's common stock at $ .80 per share which expire May 31, 2003. These warrants were still outstanding at December 31, 1998.

 Extraordinary Item

  In connection with the early retirement of the Notes and the Promissory Notes, the Company recorded an extraordinary loss of $445,702, net of $220,000 in tax benefit. The extraordinary loss is comprised of the prepayment penalties on the Notes and the write-off of capitalized debt issuance costs related to the Promissory Notes.

 Operating Lease Commitments

  The Company leases its office and operating facilities and various equipment under non-cancelable operating leases. Rent expense was $4,156,863, $3,746,954 and $3,804,613 for the years ended December 31, 1996, 1997 and 1998, respectively. Rent expense is net of sublease rental income of $341,862, $1,276,419 and $515,638 for the years ending December 31, 1996, 1997, and 1998, respectively. As of December 31, 1997, a certificate of deposit totaling $130,987 was pledged as collateral on an office space lease.

  In connection with its obligations under certain of its office facility leases, the Company has letters of credit totaling $664,216 outstanding at December 31, 1997 and 1998, respectively.

  Future minimum non-cancelable commitments under these leases as of December 31, 1998 are as follows:

      1999.......................................................... $ 2,982,410
      2000..........................................................   2,718,588
      2001..........................................................   1,513,350
      2002..........................................................   1,420,506
      2003..........................................................   1,290,936
      Thereafter....................................................  10,219,910
                                                                     -----------
                                                                      20,145,700
      Less: sublease income.........................................   1,879,825
                                                                     -----------
                                                                     $18,265,875
                                                                     ===========

  Scheduled maturities of debt obligations for the period ending December 31, 1998 are as follows:

                                            Notes    Capital Lease
                                           Payable    Obligations     Total
                                          ---------  ------------- -----------
   1999.................................. $ 250,000   $1,114,788   $ 1,364,788
   2000..................................       --       727,944       727,944
   2001..................................       --       169,276       169,276
   2002..................................       --           --            --
   2003..................................       --           --            --
   Thereafter............................       --           --            --
                                          ---------   ----------   -----------
                                            250,000    2,012,008     2,262,008
   Less amounts representing interest....       --      (225,746)     (225,746)
                                          ---------   ----------   -----------
                                            250,000    1,786,262     2,036,262
   Less current maturities...............  (250,000)    (961,294)   (1,211,294)
                                          ---------   ----------   -----------
                                          $     --    $  824,968   $   824,968
                                          =========   ==========   ===========

                             EVOLVING SYSTEMS, INC.

4. Stock Options and Employee Stock Purchase Plan

 Stock Options

  On January 19, 1996, the Company's board of directors approved a stock option plan. Under the stock option plan, 3,150,000 shares of the Company's common stock are reserved for issuance, of which 434,942 shares are available for grant as of December 31, 1998. The Company has also reserved 910,633 shares of common stock for the issuance of warrants. Options issued under the stock option plan shall be at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant. Certain options were automatically vested upon the effectiveness of the IPO. On December 30, 1997 the Board of Directors approved the repricing of all options granted from September 1, 1997 through December 30, 1997 to a new exercise price of $9.50. On September 25, 1998, 61,734 stock options for non-officer employees were repriced to $2.75, the fair market value at that date. On November 5, 1998, 238,250 options for officers were repriced to $2.75, a price above the fair value at that date but equal to the price set for non-officer employees. No compensation expense was recorded, as the options were repriced to an exercise price greater than or equal to fair market.

     ===

  Generally, stock options are granted with an exercise price not less than fair value of common stock as determined by the Board of Directors at the date of grant, and accordingly no compensation cost was recognized prior to 1997. During the year ended December 31, 1997, the Company recorded $1,347,534 as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted during 1997. Such deferred compensation cost is being amortized over the vesting period of the options. Of the total amount, $355,346 and $416,663 were recognized as expense during the years ended December 31, 1997 and 1998, respectively. During 1998, the Company reduced deferred compensation by $231,056 for cancelled options.

  Based on calculations using the minimum value and Black-Scholes option-pricing models, the weighted average grant date fair value of options and warrants was $0, $1.29 and $1.76 in 1996, 1997 and 1998, respectively. The fair value has been estimated using the minimum value and Black-Scholes option-pricing models with the following assumptions used for grants in 1996, 1997 and 1998, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 0%, 0% and 104%; and weighted average risk free interest rates of 6.5%. 6.3% and 4.7%.

  The pro forma impact on the Company's net income (loss) and net income (loss) per share had compensation cost been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                              Year Ended        Year Ended
                                           December 31, 1997 December 31, 1998
                                           ----------------- -----------------
   Net income (loss):
     As reported..........................     $278,499        $(11,273,124)
     SFAS No. 123 Pro forma...............     $ 89,891        $(11,889,569)
   Net income (loss) per common share:
     As reported..........................     $    .18        $      (1.43)
     SFAS No. 123 Pro forma...............     $    .06        $      (1.51)
   Diluted net income (loss) per common
    share:
     As reported..........................     $    .03        $      (1.43)
     SFAS No. 123 Pro forma...............     $    .01        $      (1.51)

                             EVOLVING SYSTEMS, INC.

  The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 1998 follows: Stock Options and

                                                                                      Stock Options and
                           Stock Options and Warrants Outstanding                    Warrants Exercisable
                         ------------------------------------------                ------------------------
                                                   Weighted Average
                                                      Remaining        Weighted                 Weighted
                            Range of      Number     Contractual       Average      Number      Average
                         Exercise Prices of Shares   Life (years)   Exercise Price of Shares Exercise Price
                         --------------- --------- ---------------- -------------- --------- --------------
Options.................      $0.80        526,307       5.62           $0.80       349,124      $0.80
                          $2.00--$3.57   1,817,038       9.77           $2.67        33,035      $2.76
                          $9.50--$10.00      1,606       9.19           $9.86           338      $9.50
                                         ---------       ----           -----       -------      -----
                                         2,344,951       8.84           $2.25       382,497      $0.98
                                         ---------       ----           -----       -------      -----
Warrants................      $0.80        910,633       4.40           $0.80       910,633      $0.80


                              Number of Shares
                             --------------------
                                                  Weighted             Weighted
                                                  Average  Options and Average
                                                  Exercise  Warrants   Exercise
                              Options    Warrants  Price   Exercisable  Price
                             ----------  -------- -------- ----------- --------
Options and warrants out-
 standing January 1, 1996..         --       --     $--           --      --
  Options and warrants
   granted.................     897,226  910,633    0.80          --     $--
  Less options forfeited...     (70,279)     --     0.80
  Less options exercised...      (2,015)            0.80
                             ----------  -------    ----
Options and warrants out-
 standing, December 31,
 1996......................     824,932  910,633    0.80    1,106,482    0.80
  Options granted..........   1,449,439      --     6.19
  Less options forfeited...    (301,996)     --     0.93
  Less options exercised...     (84,974)     --     0.80
                             ----------  -------    ----
Options and warrants out-
 standing December 31,
 1997......................   1,887,401  910,633    3.58    1,249,894    0.80
  Options granted..........   2,349,723             4.16
  Less options forfeited...  (1,609,055)            8.49
  Less options exercised...    (283,118)            0.80
                             ----------  -------    ----
Options and warrants out-
 standing December 31,
 1998......................   2,344,951  910,633    1.85    1,293,130    0.85
                             ==========  =======    ====

  The following is a summary of stock option activity:

  Included in total options and warrants exercisable at December 31, 1996, 1997 and 1998, are 910,633 warrants issued in connection with debt financing (see
Note 3). Subsequent to December 31, 1998, the Company granted options to purchase 100,064 shares of common stock at a weighted average exercise price of $5.36 per share.

 Employee Stock Purchase Plan

  Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan employees purchased 66,143 shares in 1998.

  The fair value of each stock purchase plan grant was estimated on the date of grant using the Black-Scholes model with the following assumptions: no dividend yield for all periods; an expected life of .14 years

                             EVOLVING SYSTEMS, INC.

and .5 years (note that the initial purchase period was from May 12, 1998 through June 30, 1998); volatility of 104%; and a risk free interest rate of 5.5%.

5. Income Taxes

  Prior to January 6, 1996, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the shareholders were responsible for payment of taxes on income earned by the Company and the Company distributed to shareholders annually an amount equal to the estimated tax liability arising from operations. On January 6, 1996, the Company revoked its election to be taxed under Subchapter S of the Code and elected to be taxed under Subchapter C of the Code. In connection with the change in status, the Company recorded a deferred tax liability and tax expense of $379,235. The provision for (benefit from) income taxes consists of the following:

  The provision for (benefit from) income taxes consists of the following:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                    1996     1997       1998
                                                   ------- ---------  ---------
   Current:
     Federal...................................... $   --  $ 165,758  $(156,797)
     State........................................     --       (270)     7,451
   Deferred:
     Federal......................................  74,152  (953,612)  (611,834)
     State........................................   7,197    (3,526)   (59,384)
                                                   ------- ---------  ---------
       Total...................................... $81,349 $(791,650) $(820,564)
                                                   ======= =========  =========

  Of the total 1998 benefit from income taxes, $220,000 is reflected in the extraordinary item on the income statement.

  Components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                           1997        1998
                                                         ---------  ----------
   Deferred tax assets:
     Deferred revenue................................... $ 164,995  $   84,130
     Research and development credit carryforwards......   750,000   1,050,000
     Minimum tax credit carryforwards...................   167,279      13,112
     Allowance for doubtful accounts....................   194,008     114,932
     Net operating loss carryforwards...................       --    4,284,971
     Other..............................................    59,680      37,897
                                                         ---------  ----------
       Total deferred tax assets........................ 1,335,962   5,585,042
                                                         ---------  ----------
   Deferred tax liabilities:
     Accumulated depreciation...........................  (460,173)   (215,158)
                                                         ---------  ----------
       Total deferred tax liabilities...................  (460,173)   (215,158)
                                                         ---------  ----------
   Net deferred tax asset before valuation allowance....   875,789   5,369,884
   Valuation allowance..................................       --   (3,822,877)
                                                         ---------  ----------
   Net deferred tax asset............................... $ 875,789  $1,547,007
                                                         =========  ==========

                             EVOLVING SYSTEMS, INC.

  The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate to loss before income taxes and extraordinary item. The amounts are reconciled as follows for the years ended December 31:

                                              1996       1997        1998
                                            ---------  ---------  -----------
   Federal income tax benefit at statutory
    rate..................................  $(395,458) $(174,471) $(3,885,515)
   State income tax, net of federal
    benefit...............................    (26,036)    (3,704)    (390,335)
   Effect of conversion to C corporation..    379,235        --           --
   Cancellation of indebtedness...........    109,914        --           --
   Increase in valuation allowance........        --         --     3,822,877
   Research and development tax credits...        --    (750,000)    (300,000)
   Amortization of deferred compensation..        --     120,818      141,665
   Other..................................     13,694     15,707       10,744
                                            ---------  ---------  -----------
   Provision for (benefit from) income
    taxes.................................  $  81,349  $(791,650) $  (600,564)
                                            =========  =========  ===========

  The tax effect of $220,000 related to the extraordinary item approximates the federal statutory rate.

  As of December 31, 1998 the Company has research and development tax credit carryforwards for federal income tax purposes of $1,050,000, which begin to expire in 2011. Additionally, the Company has net operating loss carryforwards of $11,456,819 which expire beginning in 2018.

  The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

6. Benefit Plans

  The Company has established a 401 (k) Plan that is available to all employees 21 years of age or older with one quarter year service to the Company. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions and has done so. All employee contributions are fully vested immediately and employer contribution vest 100% after completion of three years service. During 1996, 1997 and 1998, the Company contributed $965,198, $1,017,896 and $1,244,842 respectively, under the 401 (k) Plan.

7. Legal Proceedings

  Since June 22, 1998, four securities class action complaints have been filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado that allege violations of the federal securities laws. The complaints have been consolidated and represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The lawsuit seeks an unspecified amount of damages and alleges that the defendants disseminated false and misleading statements about the Company's business, finances and future prospects. The Company believes it has meritorious legal defenses with respect to these suits and intends to vigorously defend against these actions. However, the Company is currently unable to (a) determine the ultimate outcome of the complaints, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations or (c) reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

  Suppliers: The Company has initiated correspondence with service suppliers to review what actions will be undertaken to make all embedded systems date code compliant. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. It is estimated that this review will be completed by June 30, 1999.

  The Company, at this time, is in the process of creating contingency plans in the event of the failure of its remediation efforts. A full assessment of the potential points of failure is ongoing and will be completed by June 30, 1999. Following the completion of the assessment phase in all areas, the Company will continue the development and testing of the contingency plan as part of the Company's ongoing Year 2000 compliance effort.

  Costs: The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. To date, these costs have been associated with the reallocation of internal staff hours to Year 2000 project related efforts and have not been material. As additional evaluation and testing is performed, particularly on the Company's products if independent third party vendors are engaged by the Company, these costs are likely to increase significantly. As ongoing testing is performed, modifications to the Company's products may be required. The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. Due to the wide variability of the different issues surrounding Year 2000, the estimate to analyze, correct, replace component software, test, and redeploy will be in the range of $1 to $2 million dollars. As a result, the Company does not feel that the total costs will have a material impact on the Company's business, results of operation, or financial condition.

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

 Recent Accounting Pronouncements

  The Company has determined that the adoption of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", and No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material impact on the Company's results of operations or footnote disclosures.

Item 8. Consolidated Financial Statements and Supplementary Data

  The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Effective August 1997, PricewaterhouseCoopers LLP was engaged as the Company's independent accountants and replaced Deloitte & Touche LLP who was dismissed as the Company's independent accountants. The decision to change independent accountants was approved by the Company's Board of Directors. The report of Deloitte & Touche LLP on the Company's financial statements for the year ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures during the year ended December 31, 1996 and through the date of their dismissal. Deloitte & Touche LLP has not audited or reported on any financial statements subsequent to December 31, 1996. Prior to August 1997, the Company had not consulted with PricewaterhouseCoopers LLP on items that involved the Company's accounting principles or the form of audit opinion to be issued on the Company's financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  Incorporated by reference to the section of the Company's 1999 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Proposal 1 - Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

  Incorporated by reference to the section of the Company's 1999 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Incorporated by reference to the section of the Company's 1999 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

  Incorporated by reference to the section of the Company's 1999 Proxy Statement, anticipated to be filed within 120 days of December 31, 1998, entitled "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K.

      1. Consolidated Financial Statements: The consolidated financial statements of Evolving Systems, Inc. are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

      2. Financial Statement Schedules.

      3. Exhibits.

   Exhibit
   Number  Description of Document
   ------- -----------------------
    3.1+   Restated Certificate of Incorporation.
    3.2+   Amended and Restated Bylaws.
    4.1+   Reference is made to Exhibits 3.1 and 3.2.
    4.2+   Specimen stock certificate representing shares of Common Stock.
   10.1+   Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1,
           1998.
   10.2+*  Amended and Restated Stock Option Plan.
   10.3+*  Employee Stock Purchase Plan.
   10.4+   [Note and Warrant Purchase Agreement, between the Registrant and the parties named therein, dated as of May 31, 1996.]
   10.5+   [Form of Senior Subordinated Promissory Note, as amended.]
   10.6+   Form of Warrant to Purchase Shares of Common Stock.
   10.7+   Registration Rights Agreement, dated as of May 31, 1996.
   10.8+   Loan and Security Agreement, by and between the Registrant and
           Silicon Valley Bank, dated as of September 18, 1996, as amended.
   10.9+   Collateral Assignment, Patent Mortgage and Security Agreement, by
           and between the Registrant and Silicon Valley Bank, dated as of
           September 18, 1996, as amended.
   10.10+  Software Development Agreement, by and between the Registrant and
           American Telephone and Telegraph Company, dated as of May 1, 1993.
           (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as
           Lucent Technologies, Inc.).
   16.1+   Letter regarding change in certifying accountant.
   23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   24.1    Power of Attorney. Reference is made to page 29.
   27.1    Financial Data Schedule.

--------
+ Incorporated by reference to the Registrant's Registration Statement on Form
  S-1 No. 333-43973.
* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K.

  The Company filed a current report on Form 8-K dated November 13, 1998, describing the appointment of George A. Hallenbeck as President and Chief Executive Officer of the Company and the resignation of J. Richard Abramson from the Company's Board of Directors on October 29, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 30th day of March, 1999.

                                          Evolving Systems, Inc.

                                          By: /s/ George A. Hallenbeck
                                              ------------------------
                                                  George A. Hallenbeck
                                           President, Chief Executive Officer
                                              (Principal Executive Officer)

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George A. Hallenbeck and Anita T. Moseley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                      Date
              ---------                          -----                      ----
 /s/ George A. Hallenbeck              President, Chief Executive      March 31, 1999
 _____________________________________  Officer, Chairman of the
         George A. Hallenbeck           Board of Directors
                                        (Principal Executive
                                        Officer)
 /s/ David R. Johnson                  Senior Vice President of        March 31, 1999
 _____________________________________  Finance, Chief Financial
           David R. Johnson             Officer, Treasurer and
                                        Assisting Secretary
                                        (Principal Financial and
                                        Accounting Officer)
 /s/ David J. Molny                    Vice President, Chief           March 31, 1999
 _____________________________________  Technical Officer,
            David J. Molny              Director

/s/ Harry B. Fair                      Director                        March 31, 1999
 _____________________________________
             Harry B. Fair

/s/ Donald R. Dixon                    Director                        March 31, 1999
 _____________________________________
            Donald R. Dixon

/s/ Robert J. Loarie                   Director                        March 31, 1999
 _____________________________________
           Robert J. Loarie

                                                                     Schedule II

                             EVOLVING SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance  Additions
                                         at     Charged to            Balance
                                      Beginning Costs and    Write-    at End
                                      of Period  Expenses     Offs   of Period
                                      --------- ----------  -------- ----------
Allowance for Doubtful Accounts Year
 Ended:
  December 31, 1996.................  $    --   $  577,000  $279,000 $  298,000
                                      --------  ----------  -------- ----------
  December 31, 1997.................   298,000     456,500   234,500    520,000
                                      --------  ----------  -------- ----------
  December 31, 1998.................   520,000    (211,890)      --     308,110
                                      --------  ----------  -------- ----------
Valuation Allowance Account for
 Deferred Tax Assets:
  December 31, 1999.................  $    --   $3,822,877  $    --  $3,822,877
                                      ========  ==========  ======== ==========