Form 10-Q
period 1999-03-31
EVOLVING SYSTEMS INC
filed 1999-05-07
CIK 1052054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

     As of March 31, 1999, there were outstanding 12,086,746 shares of Registrant's Common Stock (par value $0.001 per share).

                             EVOLVING SYSTEMS, INC.

PART 1  FINANCIAL INFORMATION                                                                                                PAGE

Item 1. Financial Statements

        Balance Sheets
                March 31,1999 (unaudited) and December 31, 1998..............................................................  3

        Statements of Operations
                for the three-month period ended March 31, 1999 and 1998 (unaudited).........................................  4

        Condensed Statements of Cash Flow
                for the three month period ended March 31, 1999 and 1998 (unaudited).........................................  5

        Notes to Financial Statements........................................................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................................  7

PART II OTHER INFORMATION.................................................................................................... 13


Item 1. Legal Proceedings.................................................................................................... 13

Item 2. Changes in Securities................................................................................................ 13

Item 3. Defaults on Senior Securities........................................................................................ 13

Item 4. Submission of Matters to a Vote of Security Holders.................................................................. 13

Item 5. Other Information.................................................................................................... 13

Item 6. Exhibits and Reports on Form 8-K..................................................................................... 13

SIGNATURES................................................................................................................... 13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                                  March 31,           Dec. 31,
                                                                                                    1999                1998
                                                                                                -----------        ------------
                                                                                                (unaudited)

                                          ASSETS
          Current assets:

                         Cash and cash equivalents                                                $  7,422            $ 11,707
                         Short-term investments                                                     10,415               6,950
                         Contract receivables, net                                                  13,621              14,239
                         Unbilled work-in-process                                                    3,908               3,374
                         Prepaid and other current assets                                              976               2,031
                                                                                                  --------            --------
                                          Total current assets                                      36,342              38,301
          Property and equipment, net                                                                7,251               7,631
          Deferred tax asset                                                                         1,547               1,547
                                                                                                  --------            --------
                                                               Total assets                       $ 45,140            $ 47,479
                                                                                                  ========            ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:

                         Current portion of long-term obligations                                 $    974               1,211
                         Accounts payable and accrued liabilities                                    5,600               3,002
                         Unearned revenue and customer deposits                                      2,816               3,079
                                                                                                  --------            --------
                                          Total current liabilities                                  9,390               7,292

          Long-term obligations                                                                        643                 825
          Deferred income taxes                                                                          0                   0
                                                                                                  --------            --------
                                                               Total liabilities                    10,033               8,117

          Stockholders' equity:
                         Preferred stock, $.001 par value, 2,000,000 shares authorized,
                          no shares issued                                                            ----                ----
                         Common stock,                                                                  12                  12
                         $.001 par value; 25,000,000 shares authorized, 12,086,746 and
                          11,888,021 shares issued and outstanding as of March 31, 1999 and December 31, 1998, respectively
                         Additional paid-in-capital                                                 50,864              50,703
                         Deferred compensation                                                        (270)               (345)
                         Retained deficit                                                          (15,499)            (11,008)
                                                                                                  --------            --------
                                                               Total stockholders' equity           35,107              39,362
                                                                                                  --------            --------
                                                               Total liabilities and
                                                                stockholders' equity              $ 45,140              47,479
                                                                                                  ========            ========

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)




                                                            Three Months Ended March 31,
                                                            ----------------------------
  Revenue:                                                       1999          1998
                                                               -------       -------
    License fees and related services                          $   699         5,787
    Other services                                               8,160         7,341
                                                               -------       -------
                               Total revenue                     8,859        13,128
                                                               -------       -------

  Cost of revenue:
    License fees and related services                            2,012         1,919
    Other services                                               4,776         4,694
                                                               -------       -------
                               Total cost of revenue             6,788         6,613
                                                               -------       -------


    Gross margin                                                 2,071         6,515

  Operating expenses:
    Sales and marketing                                            672         1,388
    General and administrative                                   2,423         2,137
    Research and development                                       394         1,962
                                                               -------       -------

                               Total operating expenses          3,489         5,487
                                                               -------       -------

  Income (loss) from operations                                 (1,418)        1,028
  Litigation settlement and expenses                             3,251             0
  Other (income) expense, net                                     (178)          372
                                                               -------       -------
  Income (loss) before income taxes                             (4,491)          656
  Provision for (benefit from) income taxes                          0           216
                                                               -------       -------
  Net income (loss)                                            $(4,491)      $   440
                                                               =======       =======




  Basic earnings per common share:
  Net income (loss) per common share                             $(.37)         $.27
                                                               =======       =======

  Diluted earnings per common share:
  Net income (loss) per common share                             $(.37)         $.05
                                                               =======       =======

  Basic shares outstanding                                      12,068         1,630
  Diluted shares outstanding                                    12,068         9,671



The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                    1999                   1998
                                                                                  -------                -------
Operating activities:
  Net income (loss)                                                               $(4,491)               $   440
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of deferred compensation                                                75                     75
  Depreciation and amortization                                                       966                  1,119
  Provision for deferred income taxes                                                   -                    147
  Change in operating assets and liabilities:
  Contract receivables                                                                618                  4,303
  Unbilled work-in-process                                                           (534)                (3,977)
  Prepaid and other assets                                                          1,055                   (431)
  Accounts payable and accrued liabilities                                          2,598                    336
  Unearned revenue and customer deposits                                             (263)                (4,093)
                                                                                  -------                -------
    Net cash provided by (used in) operating activities                                24                 (2,081)

Investing activities:
  Purchases of property and equipment                                                (586)                  (544)
  Purchases of short term investments                                              (3,465)                     0
                                                                                  -------                -------
    Net cash used in investing activities                                          (4,051)                  (544)

Financing activities:
  Borrowings (repayment) of long-term obligations                                    (419)                 3,990
  Proceeds from stock options exercises                                               161                      0
                                                                                  -------                 ------
    Net cash provided by (used in) financing activities                              (258)                 3,990
                                                                                  -------                 ------

  Net increase (decrease) in cash and cash equivalents                             (4,285)                 1,365
  Cash and cash equivalents at beginning of period                                 11,707                  1,171
                                                                                  -------                 ------
  Cash and cash equivalents at end of period                                      $ 7,422                 $2,536
                                                                                  =======                 ======

The accompanying notes are an integral part of the financial statements.




                             EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation

     Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (No. 333-43973), which was declared effective by the SEC on May 11, 1998, and the Company's Form 10-K for the year ended December 31, 1998.

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

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):


                                                           Three Months Ended
                                                                March 31,
                                                             1999      1998
Basic earnings per share:
     Net income (loss)                                     $(4,491)     $  440
     Weighted average common shares outstanding             12,068       1,630
     Basic net income (loss) per common share              $  (.37)     $  .27

Effect of dilutive securities:

     Options and warrants                                        -       1,921
     Preferred stock                                             -       6,120
                                                           -------      ------
     Diluted weighted average common shares outstanding     12,068       9,671
     Diluted net income (loss) per common share            $  (.37)     $  .05


     In February 1998, the Company effected a one-for-two reverse stock split. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3)  Initial Public Offering

     In May 1998, the Company effected an initial public offering on Form S-1. In connection with the offering, the Company issued 3,798,000 shares of common stock, including shares issued to cover the underwriters' over-allotment option, and received net proceeds of approximately $48 million. In addition, all Preferred Stock was converted into common stock upon the closing of the initial public offering.


(4)  Contingencies, Litigation Settlement and Legal Fees

     In June, 1998, four class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in two cases, the Company's underwriters of the Company's initial public offering on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. In October 1998, these cases were consolidated, class action status was certified, and the class period was extended to July 23, 1998. The plaintiffs alleged that the defendants misled investors concerning the Company's business, finances and future prospects and the Company has denied these allegations. The parties reached an out-of-court-settlement of the lawsuit on April 12, 1999, which is pending court approval.

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
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

     Evolving Systems provides the telecommunications industry with solutions containing software products and systems integration for a full range of business and operational support systems and network element software.

     The Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition," for transactions entered into after January 1, 1998. The Company derives revenue from license fees and services under the terms of both fixed price and time and materials contracts. License fees and related services revenue consists of revenue from contracts that generally provide for both licenses and services related to the Company's standard software products.
Other services revenue consists of revenue from custom programming, systems integration of third-party products, annual maintenance contracts and training.

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


                                                                                                     Three Months Ended March 31,
                                                                                                     ----------------------------
                                                                                                             (unaudited)
                                                                                                             -----------
Revenue:                                                                                                 1999            1998
                                                                                                        ------          -----
       License fees and related services                                                                   7.9%          44.1%
       Other services                                                                                     92.1           55.9
                                                                                                        ------          -----
                                                          Total revenue                                  100.0          100.0

Cost of revenue:
       License fees and related services                                                                  22.7           14.6
       Other services                                                                                     53.9           35.8
                                                                                                        ------          -----
                                                          Total cost of revenue                           76.6           50.4

       Gross margin                                                                                       23.4           49.6

Operating expenses:
       Sales and marketing                                                                                 7.6           10.6
       General and administrative                                                                         27.4           16.3
       Research and development                                                                            4.4           14.9
                                                                                                        ------          -----
                                                          Total operating expense                         39.4           41.8

Income (loss) from operations                                                                            (16.0)           7.8
Litigation settlement and expense                                                                         36.7              0
Other income, net                                                                                         (2.0)          (2.8)
                                                                                                        ------          -----

Income (loss) before income taxes                                                                        (50.7)           5.0
Provision for (benefit from) income taxes                                                                  0.0            1.6
                                                                                                        ------          -----
Net income (loss)                                                                                        (50.7)%          3.4%
                                                                                                        ======          =====




The three months ended March 31, 1999 compared to the three months ended March 31, 1998

Revenue. Total revenue decreased approximately $4.3 million or 33% to $8.9 million in the three months-ended March 31,1999 from $13.1 million in the three months ended March 31, 1998. License fees and related services revenue decreased by $5.1 million or 88% to $699,000 in the three months ended March 31, 1999 from $5.8 million in the three months ended March 31, 1998, reflecting the completion of certain major LNP projects in 1998 and decreased demand for LNP in the three months ending March 31, 1999 due to easing of regulatory requirements for LNP in the wireless sector. Other services revenue increased by $819,000 or 11% to $8.2 million in the three months ended March 31, 1999 from $7.3 million in the three months ended March 31, 1998, reflecting growth in consulting and custom programming projects with long-standing customers in 1999. As a percentage of total revenue other services revenue increased to 92% for the three months ended March 31, 1999 from 56% for the three months ended March 31, 1998.

Cost of revenue. Total cost of revenue increased by $175,000 or 3% to $6.8 million in the three months ended March 31, 1999 from $6.6 million in the three months ended March 31, 1998. As a percentage of total revenue, costs increased from 50.4% of revenue in the three months ended March 31, 1998 to 76.6% of revenue due to the decline in revenue in the three months ended March 31, 1999. Cost of license fees and related services increased by $93,000 or 5% to $2.0 million for the three months ended March 31, 1999 from $1.9 million for the three months ended March 31, 1998. As a percentage of total revenue, cost of license fees and related services increased to 22.7% for the three months ended March 31, 1999 from 14.6% in the three months ended March 31, 1998. The decline in costs of license fees and related services in absolute dollar terms reflects the decreases in personnel assigned to LNP product development and reassignment of this staff to custom programming and systems integration efforts. Cost of other services increased by $82,000 or 2% to $4.8 million for the three months ended March 31, 1999 from $4.7 million for the three months ended March 31, 1998. Other services cost levels were favorably impacted by efficiencies and expense controls initiated in late 1998. The Company experienced a reduced total gross margin in the three months ended March 31, 1999 due to the shortfall in product related revenues previously discussed and a largely fixed cost of goods based on staffing. The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers.

Sales and marketing. Sales and marketing expenses decreased by $716,000 or 52% to $672,000 in the three months ended March 31, 1999 from $1.4 million in the three months ended March 31, 1998. As a percentage of revenue, sales and marketing decreased to 7.6% of revenue in the three months ended March 31, 1999 from 10.6% in the three months ended March 31, 1998. This percentage decrease reflects decreased sales commissions and staffing costs over the prior period.

General and administrative. General and administrative expenses increased by $287,000 or 13.4% to $2.4 million in the three months ended March 31, 1999 from $2.1 million in the three months ended March 31, 1998. As a percentage of revenue, general and administrative expenses increased to 27.4% in the three months ended March 31, 1999 from 16.3% in the three months ended March 31, 1998. The increase in absolute dollars is attributable to increased legal expense and other outside consultant services in the three months ended March 31, 1999.

Research and development. Research and development expenses decreased by $1.6 million, or 80%, to $394,000 in the three months ended March 31, 1999 from $2.0 million in the three months ended March 31, 1998. As a percentage of revenue, research and development expenses decreased to 4.4% in the three months ended March 30, 1999 from 14.9% in the three months ended March 31, 1998, reflecting both decreases in spending due to staff decreases related to LNP product development projects as staff was reassigned to services projects and much of the remaining staff cost is now classified as cost of revenues for maintenance contracts.

Other (income) expense, net. Other (income) expense, net reflected increased income by $550,000, or 149%, to $178,000 in the three months ended March 31, 1999 from $372,000 expense in the three months ended March 31, 1998. Interest expense declined $336,000 or 87% to $51,000 in the three months ended March 31, 1999 from $387,000 in the three months ended March 31, 1998. This expense results principally from interest expense on the Company's outstanding debt and the decrease from prior periods reflects the repayment of most outstanding long term debt and line of credit advances following the Company's initial public offering in May, 1998 as well as interest income on the Company's cash subsequent to the offering.

Litigation settlement and expense.
The Company reached a settlement with the plaintiffs that is awaiting final approval by the Court. The aggregate settlement amount is $10,000,000 and the Company's insurance limit is $7,500,000. The Company paid $2,500,000 in cash in April, 1999 to the settlement escrow account and has expensed another $800,000 in legal and related expenses. These expenses were recognized in the quarter ending March 31, 1999 as the closure of a contingent liability resulting from that period.

Provision for (benefit from) Income Taxes. The Company recorded no income tax benefit relating to its operating loss of $4.5 million for the three months ended March 31, 1999 compared to a tax provision of $216,000 for the three months ended March 31, 1998. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability to realize such benefits.


Liquidity and Capital Resources.

     The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 15, 1998, the Company completed its initial public offering of common stock and subsequently repaid
most outstanding borrowings.   At March 31, 1999, the Company's principal
sources of liquidity included $7.4 million in cash and cash equivalents, $10.4 million in short term investments, a $10.0 million secured bank line of credit and an equipment term loan agreement of $1.5 million, both of which expire in September 1999. As of March 31, 1999, the Company had no outstanding balance under the line of credit and no balance outstanding with respect to the equipment term loan agreement. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance, and working capital. At March 31, 1999, the Company was in compliance with such covenants.

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

     Net cash provided by operating activities was $24,000 in the three months ended March 31, 1999 compared to a usage of $2.1 million in the three months ended March 31, 1998. The main contributors to the provision of cash by operations in the three months ended March 31, 1999 were a decrease in prepaid and other assets of $1 million, partially offset by a decrease in customer deposits and unearned revenue by $263,000 and an increase in accounts payable and accrued liabilities of $2.6 million, primarily caused by the $2.5 million accrual of the litigation settlement. Receivables provided cash of $618,000 during this period reflecting increased collections on major accounts. In the three months ended March 31, 1998, the cash usage by operations was largely the result of a decrease of $4.0 million in customer deposits and unearned revenue due to large LNP contracts progressing and recognizing revenue during that period.

     Net cash used in investing activities during the three months ended March 31, 1999 and March 31, 1998 was $4.0 million and $.5 million respectively in the area of equipment and facilities to support operations.

     Financing activities used $258,000 in cash in the three months ended March 31, 1999 for the repayment of capital leases compared to providing $4.0 million through borrowing from the line of credit in the three months ended March 31, 1998. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company except for capital lease obligations were repaid subsequent to March 31, 1998.

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

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results have may continue to result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; impact of Year 2000 issues; changes in management; product lifecycles; the Company' success in building a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

     A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has generally recognized both license fees and service fee revenue under its customer contracts using the percentage-of-completion method. The Company is broadening its strategy to include the development and sale of its software products and third party software products. To the extent that the Company is successful in doing so, the Company expects that it may be able to record future revenue from license fees upon the delivery of a software product to a customer. The Company's ability to recognize revenue on software licenses as packaged software solutions at the time of delivery depends on its ability to engage third parties to implement its software and to separately license the software and separately sell implementation services, as well as technical factors and customer expectations and requirements. There can be no assurance that the Company will be able to achieve or maintain a sales model that allows the Company to record license fees when software products are delivered to customers. Furthermore, software companies that account for revenue from license fees upon delivery of software products may be exposed to increased risk of quarterly fluctuations.
To the extent that this pattern develops at the Company, any failure or delay in the delivery of orders during any given quarter could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of revenue recognition from the Company's contracts has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis.

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


     These results should be read in conjunction with the risk factors defined in the Company's Registration Statement on Form S-1 (No. 333-43973) which was declared effective by the SEC on May 11, 1998, and the Company's Form 10-K for the year ended December 31, 1998. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) delays in enforcement and implementation of the Telecommunications Act of 1996;
(iii) customer's acceptance of Local Number Portability Products, (iv) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process including but not limited to, delays associated with Year 2000 issues; (v) changes in management; and (vi) rapid technological change and intense competition in the Company's industry.



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

     The Company has formed a Year 2000 project team to assess its state of readiness with respect to Year 2000 issues and to implement corrective actions and contingency plans. This project team has completed the process of inventorying items that will be affected by Year 2000, assigning priorities to identified items, assessing the Year 2000 compliance of items determined to be material to the Company, Currently the Company is repairing or replacing materials items that are found not be Year 2000 compliant, testing Company developed software and third party provided software, and designing contingency plans. The Company expects the Year 2000 projects to be successfully completed during the remainder of 1999. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.


        PHASE:                 Awareness     Assessment     Renovation     Validation     Implementation
Products and Services          |----------------------------------------X
Third Party Suppliers          |---------------------------------------X
Customers                      |----------------------X

Evolving Systems Internal:
 IT-Software                   |-----------------------------------------------------------------X
 IT-Hardware                   |--------------------------------X
 Non-IT Hardware               |------------------------------------------------------------------X
 Suppliers                     |---------------------------------------------------------------X


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

     Custom Software and Services: The Company provides custom software and related services for a number of customers. These customers have engaged the Company to perform Year 2000 compliance tests on such software and services. The Company has successfully completed Year 2000 tests on several software solutions. The Company expects to continue performing Year 2000 tests for such customers through 1999. The Company's relationship with its customers and the Company's exposure to liability may be impacted if the Company fails to adequately address Year 2000 issues in its products and/or custom software solutions. This could have a material adverse effect on the Company's business, results of operation and financial condition.

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


Evolving Systems' Internal Operations:

     IT - Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software have been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. As the Company receives vendor responses, the Company is developing contingency plans as vendor responses are being reviewed for adequacy. To the extent that such software and systems do not comply with Year 2000 requirements, or that the Company's contingency plans are not effective, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company, at this time, is in the process of creating contingency plans in the event of the failure of its remediation efforts. A full assessment of the potential points of failure is ongoing and is expected to be completed by June 30, 1999. Following the completion of the assessment phase in all areas, the Company will continue the development and testing of the contingency plan as part of the Company's ongoing Year 2000 compliance effort. The testing of the contingency plans is expected to be completed by September 30, 1999.

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

These statements regarding year 2000 readiness and the Company's year 2000 program are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Beginning on June 22, 1998, four securities class action complaints were filed in the United states District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. The complaints subsequently were consolidated. The actions were brought on behalf of a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints allege that defendants misled investors concerning the business and financial prospects of the Company.

        On April 12, 1999, parties reached an agreement to settle the consolidated class actions. The aggregate settlement amount is $10,000,000 in cash. The settlement will be funded by insurance proceeds and by the Company, with the Company paying $2,500,000, plus legal fees and other expenses incurred by the Company in connection with the lawsuit. The $2,500,000 payment, legal fees and other expenses will be paid out of the Company's cash balances. The settlement is subject to approval by the Court.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 6, 1999, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company

Item 5. Other Information

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

Date: 5/7/1999                      s/ David R. Johnson
                                    ---------------------------------
                                    David R. Johnson
                                    Senior Vice President of Finance, Chief
                                    Financial Officer, Treasurer and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)