Form 10-Q
period 1999-06-30
EVOLVING SYSTEMS INC
filed 1999-08-12
CIK 1052054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ____________



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     Yes [X] No _____

     As of June 30, 1999, there were outstanding 12,143,511 shares of Registrant's Common Stock (par value $0.001 per share).

                            EVOLVING SYSTEMS, INC.


PART 1          FINANCIAL INFORMATION                                                                     PAGE
Item 1. Financial Statements

        Balance Sheets
                June 30, 1999 (unaudited) and December 31, 1998.........................................    3

        Statements of Operations
                for the three-month and six-month periods ended June 30,
                1999 and 1998 (unaudited)...............................................................    4

        Condensed Statements of Cash Flow
               for the six-month periods ended June 30, 1999 and
               1998 (unaudited).........................................................................    5

        Notes to Financial Statements...................................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........     7

PART II         OTHER INFORMATION.......................................................................    13


Item 1. Legal Proceedings...............................................................................    13

Item 2. Changes in Securities...........................................................................    14

Item 3. Defaults on Senior Securities...................................................................    14

Item 4. Submission of Matters to a Vote of Security Holders.............................................    14

Item 5. Other Information...............................................................................    14

Item 6. Exhibits and Reports on Form 8-K................................................................    14

SIGNATURES..............................................................................................    14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                               June 30,                  Dec. 31,
                                                                                                 1999                      1998
                                                                                               --------                  --------
                                                                                              (unaudited)
                                          ASSETS
         Current assets:

                   Cash and cash equivalents                                                   $  4,351                  $ 11,707
                   Short-term investments                                                         9,417                     6,950
                   Contract receivables, net                                                     15,830                    14,239
                   Unbilled work-in-process                                                       2,599                     3,374
                   Prepaid and other current assets                                                 800                     2,031
                                                                                               --------                  --------
                            Total current assets                                                 32,997                    38,301
         Property and equipment, net                                                              7,061                     7,631
         Deferred tax assets                                                                      1,547                     1,547
         Other assets                                                                          --------                  --------
                                                   Total assets                                $ 41,605                  $ 47,479
                                                                                               ========                  ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
                   Current portion of long-term obligations                                    $    795                  $  1,211
                   Accounts payable and accrued liabilities                                       2,370                     3,002
                   Unearned revenue and customer deposits                                         3,273                     3,079
                                                                                               --------                  --------
                            Total current liabilities                                             6,438                     7,292
         Long-term obligations                                                                      464                       825

         Stockholders' equity:
                   Preferred stock, $.001 par value, 2,000,000 shares authorized,
                   no shares issued                                                                   -                         -
                   Common stock, $.001 par value; 25,000,000 shares authorized; 12,143,511 and       12                        12
                   11,888,021 shares issued and outstanding as of June 30, 1999 and December
                   31, 1998 respectively.
                   Additional paid-in-capital                                                    50,929                    50,703
                   Deferred compensation                                                           (209)                     (345)
                   Retained earnings (deficit)                                                  (16,029)                  (11,008)
                                                                                               --------                  --------
                                          Total stockholders' equity                             34,703                    39,362
                                                                                               --------                  --------
                                          Total liabilities and stockholders' equity           $ 41,605                  $ 47,479
                                                                                               ========                  ========

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                       ---------------------------               -------------------------
                                                          1999            1998                      1999           1998
                                                          ----            ----                      ----           ----
Revenue:
  License fees and related services                    $   605          $ 2,869                  $ 1,304         $ 8,656
  Other services                                         9,200            6,712                   17,361          14,054
                                                       -------          -------                  -------         -------
                        Total revenue                    9,805            9,581                   18,665          22,710
                                                       -------          -------                  -------         -------

Cost of revenue:
  License fees and related services                      2,056            2,484                    4,069           4,403
  Other services                                         5,100            4,284                    9,875           8,979
                                                       -------          -------                  -------         -------
                        Total cost of revenue            7,156            6,768                   13,944          13,382
                                                       -------          -------                  -------         -------

  Gross margin                                           2,649            2,813                    4,721           9,328

Operating expenses:
  Sales and marketing                                      911            1,603                    1,583           2,991
  General and administrative                             2,391            1,715                    4,815           3,853
  Research and development                                   0            1,879                      393           3,841
                                                       -------          -------                  -------         -------
                        Total operating expenses         3,302            5,197                    6,791          10,685
                                                       -------          -------                  -------         -------

Income (loss) from operations                             (653)          (2,384)                  (2,070)         (1,357)

Other expense, net                                         121              (91)                  (2,951)           (463)
                                                       -------          -------                  -------         -------

Income (loss) before income taxes                         (532)          (2,475)                  (5,021)         (1,820)
Provision for (benefit from) income taxes                   --             (817)                      --            (601)
                                                       -------          -------                  -------         -------
Income (loss) before Extraordinary item                   (532)          (1,658)                      --          (1,219)
Extraordinary item, net of applicable income taxes          --             (446)                      --            (446)
                                                       -------          -------                  -------         -------
Net income (loss)                                      $  (532)         $(2,104)                  (5,021)        $(1,665)
                                                       =======          =======                  =======         =======

Basic and diluted earnings per common share:
Net loss before extraordinary item                     $  (.04)         $  (.25)                 $  (.42)        $  (.30)
Extraordinary item                                          --             (.07)                      --            (.11)
                                                       -------          -------                  -------         -------
Net loss per common share                              $  (.04)         $  (.32)                 $  (.42)        $  (.41)
                                                       =======          =======                  =======         =======

Basic & diluted shares outstanding                      12,127            6,610                   12,097           4,118

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                     1999                      1998
                                                                                     ----                      ----
Operating activities:
  Net loss                                                                         $(5,021)                  $(1,665)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of deferred compensation                                             136                       114
     Depreciation and amortization                                                   1,462                     2,031
     Change in operating assets and liabilities:
     Contract receivables                                                           (1,591)                    2,223
     Unbilled work-in-progress                                                         775                    (2,997)
     Prepaid and other assets                                                        1,231                        47
     Accounts payable and accrued liabilities                                         (632)                      164
     Unearned revenue and customer deposits                                            194                    (4,253)
                                                                                   -------                   -------
          Net cash used in operating activities                                     (3,446)                   (4,331)
Investing activities:
     Purchases of property and equipment                                              (892)                   (1,307)
     Purchase of short-term investments                                             (2,467)                  -------
          Net cash used in investing activities                                     (3,359)                   (1,307)
Financing activities:
     Repayment of long-term obligations                                               (777)                  (13,280)
     Sale of Stock                                                                     226                    48,067
                                                                                   -------                   -------
          Net cash provided by (used in) financing activities                         (551)                   34,787
                                                                                   -------                   -------
     Net increase (decrease) in cash and cash equivalents                           (7,356)                   29,144
     Cash and cash equivalents at beginning of period                               11,707                     1,171
                                                                                   -------                   -------
     Cash and cash equivalents at end of period                                    $ 4,351                   $30,315
                                                                                   =======                   =======

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation

        Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the SEC on March 31, 1999.

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

(2)  Earnings (Loss) Per Common Share

        The Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in its financial statements. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. Basic EPS was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

        In February 1998, the Company effected a one-for-two reverse stock split. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3) Initial Public Offering

        In May 1998, the Company effected an initial public offering on Form S-
1. In connection with the offering, the Company issued 3,798,000 shares of common stock, including shares issued to cover the Underwriters' over-allotment option, and received net proceeds of approximately $48 million. In addition, all of the Preferred Stock was converted into common stock upon the closing of the initial public offering.

(4) Contingencies

        In June 1998, four class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in one case, the Company's Underwriters on behalf of purchasers of the Company's common stock between May 12, 1998 and July 23, 1998. The parties reached a settlement of a $2.5 million payment, on April 12, 1999. Settlement is subject to court approval, scheduled in October of 1999. The Company is, from time to time, subject to certain other claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
GENERAL
-------
        Evolving Systems builds the critical infrastructure that powers telephony and internet companies' ability to provide the new generation of enhanced and broadband services. Founded in 1985, Evolving Systems develops and integrates products and services that solve complex problems for some of the world's top telecommunications companies. Evolving Systems' areas of expertise include service-order entry and automated provisioning systems, wireless data applications, network management, billing, local number portability solutions, Voice over IP technology and other enhanced services. The Company offers a comprehensive training curriculum and is involved in setting standards in the telephony industry.

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

        On May 15, 1998, the Company completed an initial public offering of Common Stock that was managed by Goldman, Sachs & Company, BancAmerica Robertson Stephens, Hambrecht & Quist, and UBS Securities, (the "Underwriters"). On May 11, 1998 the Commission declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43973).

RESULTS OF OPERATIONS
---------------------

        The following table presents, for the periods indicated, certain items in the Company's unaudited statement of operations reflected as a percentage of total revenue.

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       --------------------------      -------------------------
                                                                (unaudited)
                                                                -----------

                                                           1999           1998             1999         1998
                                                       ------------   -----------      -----------   -----------
Revenue:
       License fees and related services                        6.2%         30.0%             7.0%         38.1%
       Other services                                          93.8          70.0             93.0          61.9
                                                       ------------   -----------      -----------   -----------
              Total revenue                                   100.0         100.0            100.0         100.0

Cost of revenue:
       License fees and related services                       21.0          25.9             21.8          19.4
       Other services                                          52.0          44.7             52.9          39.5
                                                       ------------   -----------      -----------   -----------
              Total cost of revenue                            73.0          70.6             74.7          58.9

       Gross margin                                            27.0          29.4             25.3          41.1

Operating expenses:
       Sales and marketing                                      9.3          16.7              8.5          13.2
       General and administrative                              24.4          17.9             25.8          16.9
       Research and development                                 0.0          19.6              2.1          16.9
                                                       ------------   -----------      -----------   -----------
              Total operating expenses                         33.7          54.2             36.4          47.0

Loss from operations                                           (6.7)        (24.8)           (11.1)         (5.9)

Other income (expense), net                                     1.2          (1.0)           (15.8)         (2.0)

Loss before income taxes                                       (5.4)        (25.8)           (26.9)         (8.0)
Benefit from income taxes                                      (0.0)         (8.5)             0.0          (2.6)
                                                       ------------   -----------      -----------   -----------
Loss before extraordinary item                                 (5.4)        (17.3)           (26.9)         (5.4)
Extraordinary item                                              0.0          (4.7)             0.0          (1.9)
                                                       ------------   -----------      -----------   -----------
Net loss                                                       (5.4)%      (22.00)%          (26.9)%        (7.3)%
                                                       ============   ===========      ===========   ===========

The three months ended June 30, 1999 compared to the three months ended June 30, 1998

Revenue. Total revenue increased approximately $224,000 or 2% to $9.8 million in the three months ended June 30,1999 from $9.6 million in the three months ended June 30, 1998. License fees and related services revenue decreased by $2.3 million or 79% to $605,000 in the three months ended June 30, 1999 from $2.9 million in the three months ended June 30, 1998, reflecting the completion of certain major LNP projects in 1998. Other services revenue increased by $2.5 million or 37% to $9.2 million in the three months ended June 30, 1999 from $6.7 million in the three months ended June 30, 1998, reflecting growth in consulting and custom programming projects with long-standing customers. As a percentage of total revenue, other services revenue increased to 94% for the three months ended June 30, 1999 from 70% for the three months ended June 30, 1998.

Cost of revenue. Total cost of revenue increased by $388,000 or 6% to $7.2 million in the three months ended June 30, 1999 from $6.8 million in the three months ended June 30, 1998. As a percentage of total revenue, costs increased from 71% of revenue in the three months ended June 30, 1998 to 73% of revenue due to the decline in sales of higher margin LNP products in the three months ended June 30, 1999. Cost of license fees and related services decreased by $428,000 or 17% to $2.1 million for the three months ended June 30, 1999 from $2.5 million for the three months ended June 30, 1998. As a percentage of total revenue, cost of license fees and related services decreased to 21% for the three months ended June 30, 1999 from 26% in the three months ended June 30, 1998. The cost decrease in license fees and related services in absolute dollar terms reflects decreases in personnel assigned to LNP systems support. Cost of other services increased in the three months ended June 30, 1999 due to increased business activity but the increase in costs of 17% was approximately half of the 37% increase in related revenue for the quarter ending June 30, 1999, because of increasing gross margins. Because the Company has excess resources assigned to license fee products, these products produce a negative gross margin.

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

Sales and marketing. Sales and marketing expenses decreased by $692,000 or 43% to $911,000 in the three months ended June 30, 1999 from $1.6 million in the three months ended June 30, 1998. As a percentage of revenue, sales and marketing decreased to 9% of revenue in the three months ended June 30, 1999 from 17% in the three months ended June 30, 1998. This decrease reflects both decreased sales and marketing staffing and associated costs as well as decreased promotional expenses over the prior period as the Company has refocused its strategy.

General and administrative. General and administrative expenses increased by $676,000 or 39% to $2.4 million in the three months ended June 30, 1999 from $1.7 million in the three months ended June 30, 1998. As a percentage of revenue, general and administrative expenses increased to 24% in the three months ended June 30, 1999 from 18% in the three months ended June 30, 1998. The increase in absolute dollars is attributable to bonus payments, increased liability insurance premiums and real estate property taxes in the three months ended June 30, 1999.

Research and development. Research and development expenses decreased by $1.9 million, or 100%, to $ 0 in the three months ended June 30, 1999 from $1.9 million in the three months ended June 30, 1998. As a percentage of revenue, research and development expenses decreased to 0% in the three months ended June 30, 1999 from 20% in the three months ended June 30, 1998, reflecting staff decreases in LNP development and a change in the Company strategy for development. During the first and second quarters of 1999, the Company contracted with EHPT to develop the VoIP Call Agent whereby EHPT was to reimburse Evolving Systems for much of its development costs; however, costs exceeded revenue on this project. As a result, cost related to this development are accounted for in cost of other services revenue. In addition, LNP related development cost is accounted for in cost of services revenue as the cost of enhancements are being partially covered by existing LNP customers. As a result, approximately $650,000 of expenses related to development costs are accounted for in the cost of revenue for the quarter ending June 30, 1999.

Other income (expense), net. Other income, net increased by $212,000, or 233%, to $121,000 in the three months ended June 30, 1999 from an expense of $(91,000) in the three months ended June 30, 1998. As a percentage of revenue, other income (expense) increased to 1% of income in the three months ended June 30, 1999 from (1%) of income in the three months ended June 30,1998. This income/expense change results from a decline in interest expense as debt was retired subsequent to the IPO in May, 1998 as well as interest income on the Company's cash subsequent to the offering.

Benefit from income taxes. The Company recorded an income tax benefit of $817,000 for the three months ended June 30, 1998 but did not record any tax benefit for the period ending June 30, 1999. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of probability to realize such benefits.

Extraordinary item. The Company recorded an extraordinary item of $446,000 relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering. The Company recorded a tax benefit of $220,000 relating to the extraordinary item recorded in the three months ended June 30, 1998. The Company did not record an extraordinary item for the three months ended June 30, 1999.


The six months ended June 30, 1999 compared to the six months ended June 30,
1998

Revenue. Total revenue decreased approximately $4 million or 18% to $18.7 million in the six months ended June 30,1999 from $22.7 million in the six months ended June 30, 1998. License fees and related services revenue decreased by $7.4 million or 85% to $1.3 million in the six months ended June 30, 1999 from $8.7 million in the six months ended June 30, 1998, reflecting LNP product strength in the first three months of 1998 and the decline in demand since then. Other services revenue increased by $3.3 million or 24% to $17.4 million in the six months ended June 30, 1999 from $14.1 million in the six months ended June 30, 1998, reflecting strength in consulting and custom development projects with long-standing customers. As a percentage of total revenue, other services revenue increased to 93% for the six months ended June 30, 1999 from 62% for the six months ended June 30, 1998.

Cost of revenue. Cost of revenue increased $562,000 or 4% to $13.9 million in the six months ended June 30, 1999 from $13.4 million in the six months ended June 30, 1998. License fees and related services cost decreased by $334,000 or 8% to $4.1 million for the six months ended June 30, 1999 from $4.4 million for the six months ended June 30, 1998, due to decreased staffing for product support due to fewer product enhancements in the period and moving staff to higher margin projects. The effect of this staff movement is to reduce the negative gross margin on license fee business. Other services cost increased $896,000 or 10% to $9.9 million in the six months ended June 30, 1999 from $9.0 million in the six months ended June 30, 1998. This increase in other services cost was due to higher revenue levels.

Sales and marketing. Sales and marketing expenses decreased by $1.4 million or 47% to $1.6 million in the six months ended June 30, 1999 from $3.0 million in the six months ended June 30, 1998. As a percentage of revenue, sales and marketing expenses decreased to 9% of revenue in the six months ended June 30, 1999 from 13% in the six months ended June 30, 1998. This decrease reflects the personnel decreases and decreases in advertising and promotional activities due to strategic partnering activities and refocus of marketing efforts.

General and administrative. General and administrative expenses increased by $962,000 or 25% to $4.8 million in the six months ended June 30, 1999 from $3.9 million in the six months ended June 30, 1998. As a percentage of revenue, general and administrative expenses increased to 26% in the six months ended June 30, 1999 from 17% in the six months ended

June 30, 1998. This increase is a result of higher insurance expense, real estate property taxes, legal fees and lower revenue levels used in the percentage calculation.

Research and development. Research and development expenses decreased by $3.4 million, or 90%, to $393,000 in the six months ended June 30, 1999 from $3.8 million in the six months ended June 30, 1998. As a percentage of revenue, research and development expenses decreased to 2% in the six months ended June 30, 1999 from 17% in the six months ended June 30, 1998, reflecting the change in company strategy to develop new products through funding arrangements with strategic partners. Research and development projects are funded by strategic partners and the Company records the cost in cost of revenue as the Company records revenue related to these projects.

Other income (expense), net. Other income (expense), net decreased by $(2.5) million or 537%, to $(3.0) million in the six months ended June 30, 1999 from an expense of $(463,000) in the six months ended June 30, 1998. As a percentage of revenue, other income (expense) increased to (16%) of income in the three months ended June 30, 1999 from (2%) of expense in the six months ended June 30,1998. This income/expense change results from a decline in interest expense as debt was retired subsequent to the IPO in May, 1998 as well as interest income on the Company's proceeds from the offering and a one-time charge of $3.3 million for the settlement of the shareholder suit filed in 1998.

Benefit from income taxes. The Company recorded an income tax benefit of $601,000 for the six months ended June 30, 1998 but did not record any tax benefit for the period ending June 30, 1999. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of probability to realize such benefits.


Extraordinary item. The Company did not record any extraordinary item in the six months ended June 30, 1999. The Company recorded an extraordinary item of $446,000 net of taxes relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering during the six months ended June 30, 1998. The Company recorded a tax benefit of $220,000 relating to the extraordinary item recorded in the six months ended June 30, 1998.


Liquidity and Capital Resources.

        The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 15, 1998, the Company completed its initial public offering of common stock and subsequently repaid most outstanding borrowings. At June 30, 1998, the Company's principal sources of liquidity included $30.3 million in cash and cash equivalents, a $10.0 million secured bank line of credit and an equipment term loan agreement of $1.5 million, both of which expire in September 1999. As of June 30, 1998, the Company had no outstanding balance under the line of credit and $660,000 outstanding with respect to the equipment term loan agreement. The Company had no outstanding balances under its bank loan agreements as of June 30, 1999. The Company is required under the credit line to comply with certain financial covenants regarding tangible net worth, performance ratios relating to profitability, debt, asset performance and working capital. At June 30, 1999, the Company was in compliance with such covenants.

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

        Net cash used in operating activities was $3.4 million in the six months ended June 30, 1999 compared to a usage of $4.3 million in the six months ended June 30, 1998. The main contributor to the usage of cash by operations in the six months ended June 30, 1999 was funding the $3.3 million lawsuit settlement and associated costs. Contract receivables used cash of $1.6 million during this period which was offset by depreciation and amortization of $1.5 million. In the six months ended June 30, 1998, the cash usage by operations was largely the net result of an increase in $4.3 in unearned revenue offset by an increase in customer deposits due to large LNP contracts entered into during that period.

        Net cash used in investing activities during the six months ended June 30, 1999 increased $2.1 million or 157% to $3.4 million for the six month period ending June 30, 1999. Most of this cash was used to purchase investment grade debt securities as part of normal treasury operations. For the period ending June 30, 1998 cash usage in investing activities was $1.3 million and used to purchase equipment and facilities to support operations.

        Financing activities used $551,000 in cash in the six months ended June 30, 1999 compared to cash provided of $34.8 million in the six months ended June 30, 1998. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company of $13 million, except for capital lease obligations, was repaid during the six months ended June 30, 1998. During the six months ended June 30, 1999, cash was used for the repayment of long-term obligations.

        The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its existing credit facilities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.



Factors that Might Affect Operating Results.

        The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the impact of Year 2000 on customers' purchasing; the nature and pace of enforcement of the Telecommunications Act of 1996; product lifecycles; the Company' success in effecting a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development, sales, and general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion of the Company's international operations, and general economic conditions.

        A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has generally recognized both license fees and service fee revenue under its customer contracts using the percentage-of-completion method. The Company has broadened its strategy to include the development and sale of software products. To the extent that the Company is successful in doing so, the Company expects that it may be able to record future revenue from license fees upon the delivery of a software product to a customer. The Company's ability to recognize revenue on software licenses as packaged software solutions at the time of delivery depends on its ability to engage third parties to implement its software and to separately license the software and separately sell implementation services, as well as technical factors and customer expectations and requirements. There can be no assurance that the Company will be able to achieve or maintain a sales model that allows the Company to record license fees when software products are delivered to customers. Software companies that account for revenue from license fees upon delivery of software products may be exposed to increased risk of quarterly fluctuations. To the extent that this pattern develops at the Company, any failure or delay in the delivery of orders during any given quarter could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of revenue recognition from the Company's contracts has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

        The Company formed a Year 2000 project team to assess its state of readiness with respect to Year 2000 issues and to implement corrective actions and contingency plans. This project team has completed the process of inventorying items that will be affected by Year 2000, assigning priorities to identified items, assessing the Year 2000 compliance of items determined to be material to the Company. Currently the Company is repairing or replacing material items that are found not be Year 2000 compliant, testing Company developed software and third party provided software, and designing contingency plans. The Company expects the Year 2000 projects to be successfully completed during the remainder of 1999. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.

          PHASE:                     Awareness       Assessment      Renovation      Validation      Implementation
     Products and Services           |-------------------------------------------------------------------
     Third Party Suppliers           |-----------------------------------------------------------------
     Customers                       |------------------------------------------------------------

     Evolving Systems Internal:
        IT-Software                  |---------------------------------------------------------------------
        IT-Hardware                  |--------------------------------------------------------
        Non-IT Hardware              |-------------------------------------------------------------------------
        Suppliers                    |---------------------------------------------------------------------------

The Company has performed all Year 2000 compliance assessment, testing and remediation using its own personnel, and there are no plans to hire third party consultants to assist with Year 2000 compliance activities.

Products: The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and has tested third-party software products that are incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company's primary products subject to Year 2000 issues are the Company's Local Number Portability products. Initial testing of these products was conducted in early 1998, and additional testing, including code scanning and remediation, has been completed in the second quarter of 1999. The Company is continuing its review of its products and monitoring of third party software compliance status to ensure ongoing compliance. The Company anticipates ongoing testing of its products through the third quarter of 1999 as new releases of the Company's products are made available to the Company's customers and third party vendors supply updates to their products.

Custom Software and Services: The Company provides custom software and related services for a number of customers. These customers have engaged the Company to perform Year 2000 compliance tests on such software and services. The Company has successfully completed Year 2000 tests on several software solutions. The Company expects to continue performing Year 2000 regression testing for such customers through 1999. The Company's relationship with its customers and the Company's exposure to liability may be impacted if the Company fails to adequately address Year 2000 issues in its products and/or custom software solutions. This could have a material adverse effect on the Company's business, results of operation and financial condition.

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


Evolving Systems' Internal Operations:

        IT -- Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software have been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. As the Company receives vendor responses, the Company is developing contingency plans as vendor responses are being reviewed for adequacy. To the extent that such software and systems do not comply with Year 2000 requirements, or that the Company's contingency plans are not effective, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

        IT -- Hardware: The Company utilizes off-the-shelf hardware in its processing and network operations. Such equipment either has been certified to be date code compliant or correspondence with suppliers is in progress to validate such condition.

        Non-IT -- Hardware: The Company has completed the assessment, validation, and repair or replacement of all facilities components that may contain Y2K impacts. The costs associated with such actions has not had a material effect on the Company's business, results operations or financial condition.

        Suppliers: The Company has initiated correspondence with service suppliers to review what actions will be undertaken to make all embedded systems date code compliant. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. This was completed in the second quarter 1999.

The Company's operations are dependent upon third party suppliers of telecommunications and power services. The Company, at this time, has decided not to purchase a generator and will be dependent upon third party suppliers. The Company is in the process of creating contingency plans in the event of the failure of its remediation efforts. A full assessment of the potential points of failure is ongoing. While the original target completion was expected to be June 30, 1999, it has been extended to be completed in the third quarter so that the Company's contingency plans can be coordinated with the Company's customers. The Company will continue the development and testing of the contingency plan as part of the Company's ongoing Year 2000 compliance effort. The testing of the contingency plans is expected to be completed by September 30, 1999.

Costs: The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. To date, these costs have been associated with the reallocation of internal staff hours to Year 2000 project related efforts and have not been material. As additional evaluation and testing is performed, particularly on the Company's products if independent third party vendors are engaged by the Company, these costs are likely to increase significantly. Modifications to the Company's products have not been significant but as ongoing testing is performed, modifications to the Company's products may be required. The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. Due to the wide variability of the different issues surrounding Year 2000, the estimate to analyze, correct, replace component software, test, and re-deploy will be in the range of $1 to $1.5 million dollars. As a result, the Company does not feel that the total costs will have a material impact on the Company's business, results of operation, or financial condition.

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




                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        In June, 1998, four class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in one case, the Company's Underwriters on behalf of purchasers of the Company's common stock between May 12, 1998 and July 23, 1998. The parties reached a settlement, subject to court approval, on April 12, 1999. Settlement is subject to court approval, scheduled in October of 1999.
        The Company is, from time to time, subject to certain other claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company.


Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K

            Amendment of Employee Stock Purchase Plan and Stock Option Plan



                                  SIGNATURES

        Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/12/99                           /s/ David R. Johnson
                                        ---------------------------------------
                                        David R. Johnson
                                        Senior Vice President of Finance,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)