Form 10-Q
period 1999-09-30
EVOLVING SYSTEMS INC
filed 1999-11-12
CIK 1052054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                 (303) 802-1000
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              -----    -----

     As of September 30, 1999, there were outstanding 12,209,497 shares of Registrant's Common Stock (par value $0.001 per share).

                             EVOLVING SYSTEMS, INC.



PART 1        FINANCIAL INFORMATION                                         PAGE

Item 1. Financial Statements

        Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998..........  3

        Statements of Operations
              for the three-month and nine month periods ended September 30,
              1999 and 1998 (unaudited).....................................  4

        Statements of Cash Flows
              for the nine month periods ended September 30, 1999 and
              1998 (unaudited) .............................................  5

        Notes to Financial Statements (unaudited)...........................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  7

PART II       OTHER INFORMATION............................................  13

Item 1. Legal Proceedings                                                    13

Item 2. Changes in Securities                                                13

Item 3. Defaults on Senior Securities                                        13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

SIGNATURES.................................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             EVOLVING SYSTEMS, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                             Sept. 30,       Dec. 31,
                                                                                               1999            1998
                                                                                             ---------       --------
                                                                                            (unaudited)
                                        ASSETS
            Current assets:
                      Cash and cash equivalents                                               $    328        $ 11,707
                      Short-term investments - unrestricted                                     15,684           6,950
                      Short-term investments - restricted                                        5,800              --
                      Contract receivables, net                                                  8,769          14,239
                      Unbilled work-in-process                                                   7,121           3,374
                      Prepaid and other current assets                                           1,107           2,031
                                                                                              --------        --------
                                        Total current assets                                    38,809          38,301
            Property and equipment, net                                                          6,657           7,631
            Other assets                                                                         1,547           1,547
                                                                                              --------        --------
                                                                 Total assets                 $ 47,013        $ 47,479
                                                                                              ========        ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
                      Current portion of long-term obligations                                $    702        $  1,211
                      Accounts payable and accrued liabilities                                   1,868           3,002
                      Unearned revenue and customer deposits                                     8,814           3,079
                                                                                              --------        --------
                                        Total current liabilities                               11,384           7,292
            Long-term obligations                                                                  304             825

            Stockholders' equity:
                      Preferred stock, $.001 par value, 2,000,000 shares
                      authorized, no shares issued                                                  --              --

                      Common stock, $.001 par value; 25,000,000 shares                              12              12
                      authorized; 12,209,497 and 11,888,021 shares issued and
                      outstanding as of September 30, 1999 (unaudited) and
                      December 31, 1998, respectively.

                      Additional paid-in-capital                                                51,111          50,703

                      Deferred compensation                                                       (149)           (345)
                      Retained deficit                                                         (15,649)        (11,008)
                                                                                              --------        --------
                                          Total stockholders' equity                            35,325          39,362
                                                                                              --------        --------
                                          Total liabilities and stockholders' equity          $ 47,013        $ 47,479
                                                                                              ========        ========

    The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                              Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                                                              --------------------------   -------------------------
   Revenue:                                                           1999       1998          1999         1998
                                                                     ------      -----       ------       ------
          License fees and related services                          $3,130       $434       $4,434       $9,090
          Other services                                              7,652      5,711       25,013       19,765
                                                                     ------      -----       ------       ------
                            Total revenue                            10,782      6,145       29,447       28,855
                                                                     ------      -----       ------       ------

   Cost of revenue:
          License fees and related services                           2,051      1,927        6,120        6,331
          Other services                                              4,302      4,870       14,177       13,848
                                                                      -----      -----       ------       ------
                            Total cost of revenue                     6,353      6,797       20,297       20,179
                                                                      -----      -----       ------       ------

          Gross margin                                                4,429       (652)        9,150        8,676

   Operating expenses:
          Sales and marketing                                         1,231      1,247        2,813        4,238
          General and administrative                                  2,585      2,267        7,400        6,119
          Research and development                                      504      1,934          897        5,775
          Restructuring                                                  --        361           --          361
                                                                     ------     ------       ------       ------

                            Total operating expenses                  4,320      5,809       11,110       16,493
                                                                     ------     ------       ------       ------

   Income (loss) from operations                                        109     (6,461)      (1,960)      (7,817)

   Other (income) expense, net                                         (271)      (293)       2,681          199
                                                                     ------     ------       ------       ------
   Income (loss) before income taxes                                    380     (6,168)      (4,641)      (8,016)
   Provision for (benefit from) income taxes                             --         --           --         (601)
                                                                     ------     ------       ------       ------
   Income (loss) before extraordinary item                              380     (6,168)      (4,641)      (7,415)

   Extraordinary item, net of applicable income taxes                   --         --           --        (446)
                                                                     ------     ------       ------       ------
      Net income (loss)                                                $380    $(6,168)    $ (4,641)    $(7,861)
                                                                     ======    =======     ========     =======

   Basic earnings per common share:
   Income (loss) before extraordinary item                             $.03     $ (.53)    $  (.38)     $ (1.12)
   Extraordinary item                                                    --         --           --        (.07)
                                                                     ------     ------       ------       ------
   Net income (loss) per common share                                  $.03     $ (.53)    $  (.38)     $ (1.19)
                                                                     ======    =======      =======     =======
   Diluted earnings per common share:
   Income (loss) before extraordinary item                             $.03     $ (.53)    $ ( .38)      $(1.12)
   Extraordinary item                                                    --        --           --         (.07)
                                                                     ------    ------       ------       ------
   Net income (loss) per common share                                  $.03     $ (.53)    $  (.38)      $(1.19)
                                                                     ======    =======     ========     =======

   Basic shares outstanding                                          12,192     11,602      12,100        6,613
   Diluted shares outstanding                                        13,182     11,602      12,100        6,613




    The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                     1999                 1998
                                                                                  ----------            ---------
Operating activities:
              Net loss                                                            $   (4,641)           $  (7,861)
              Adjustments to reconcile net loss to net cash provided by (used
              in) operating activities:

                Amortization of deferred compensation                                    196                  308
                Depreciation and amortization                                          2,274                3,135
                Change in operating assets and liabilities:
                Contract receivables                                                   5,470                4,560
                Unbilled work-in-process                                              (3,747)              (3,561)
                Prepaid and other assets                                                 924                 (293)
                Accounts payable and accrued liabilities                              (1,134)                (855)
                Unearned revenue and customer deposits                                 5,735               (4,600)
                                                                                  ----------            ---------
                     Net cash provided by (used in) operating activities               5,077               (9,167)
                                                                                  ----------            ---------
Investing activities:
                Purchases of property and equipment                                   (1,300)              (1,645)
                Purchase of short-term investments                                   (14,534)                  --
                                                                                  ----------            ---------
                     Net cash used in investing activities                           (15,834)              (1,645)
                                                                                  ----------            ---------
Financing activities:
                Repayment of long-term obligations                                    (1,030)             (13,787)
                Proceeds from the issuance of stock                                      408               48,051
                                                                                  ----------            ---------
                     Net cash provided by (used in) financing activities                (622)              34,264
                                                                                  ----------            ---------

              Net increase (decrease) in cash and cash equivalents                   (11,379)              23,452
              Cash and cash equivalents at beginning of period                        11,707                1,171
                                                                                  ----------            ---------
              Cash and cash equivalents at end of period                          $      328            $  24,623
                                                                                  ==========            =========


    The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Basis of Presentation

     Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K, filed on March 31, 1999.

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

    In February 1998, the Company effected a one-for-two reverse stock split. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split. During the quarter ended September 30, 1998, the Company repriced 361,976 options to purchase common stock at $2.75 per share. Subsequently on November 5, 1998, the company repriced an additional 238,230 options to purchase common stock at $2.75.

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

(4) Restructuring

    During the three months ended September 30, 1998, in response to continued reductions in purchases of the Company's products and services, the Company completed voluntary separation plans for several individuals in conjunction with the consolidation of and deletion of several functions. In connection with these actions, a restructuring charge of $361,481 was recorded and paid in the three months ended September 30, 1998. This charge related solely to severance and benefits.

(5) Contingencies

    In June, 1998, four class action lawsuits were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors and, in two cases, the Company's Underwriters in the initial public offering on behalf of purchasers of the Company's common stock between May 12, 1998 and June 17, 1998. In October 1998, these cases were consolidated, class action status was certified, and the class period was extended to July 23, 1998. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $700,000 in legal costs associated with the lawsuit.
    The Company is, from time to time, subject to certain other claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

     Evolving Systems builds the software infrastructure that powers telephony and Internet companies' ability to provide the new generation of enhanced and broadband services. Founded in 1985, Evolving Systems develops and integrates products and services that solve complex problems for some of the world's top telecommunications companies. Evolving Systems' areas of expertise include service order entry and automated provisioning systems, wireless data applications, network management, billing, local number portability solutions and other enhanced services. The Company offers a comprehensive training curriculum and is involved in setting standards in the telephony industry.

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

     On May 15, 1998, the Company completed an initial public offering of Common Stock that was managed by Goldman, Sachs & Company, BancAmerica Robertson Stephens, Hambrecht & Quist, and UBS Securities, (the "Underwriters"). On
May 11, 1998 the Commission declared effective the Company's Registration Statement on Form S-1. (Registration Statement No. 333-43973). This Registration Statement and the Company's Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, should be read in conjunction with this document for further information regarding the Company's business, risk factors, and accounting policies.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's unaudited statement of operations reflected as a percentage of total revenue.


                                                                        Three Months Sept 30,   Nine Months Ended Sept 30,
                                                                        ---------------------   --------------------------
                                                                             (unaudited)               (unaudited)
                                                                             -----------               -----------
Revenue:                                                                     1999      1998           1999      1998
                                                                             ----      ----           ----      ----
       License fees and related services                                     29.0%      7.1%           15.1%     31.5%
       Other services                                                        71.0      92.9            84.9      68.5
                                                                            -----   -------          ------    ------
                                         Total revenue                      100.0     100.0           100.0     100.0

Cost of revenue:
       License fees and related services                                     19.0      31.4            20.8      21.9
       Other services                                                        39.9      79.3            48.1      48.0
                                                                            -----   -------          ------    ------
                                         Total cost of revenue               58.9     110.6            68.9      69.9

       Gross margin                                                          41.1     (10.6)           31.1      30.1

Operating expenses:
       Sales and marketing                                                   11.4      20.3             9.6      14.7
       General and administrative                                            24.0      36.9            25.1      21.2
       Research and development                                               4.7      31.5             3.0      20.0
       Restructuring                                                            0       5.9               0       1.3
                                                                            -----   -------          ------    ------

                                         Total operating expenses            40.1      94.5            37.7      57.2

Income (loss) from operations                                                 1.0    (105.1)           (6.6)    (27.0)

Other (income) expense, net                                                  (2.5)     (4.7)           (9.1)      0.7

Income (loss) before income taxes                                             3.5    (100.4)          (15.7)    (27.7)
Provision for (benefit from) income taxes                                     0.0       0.0            ---       (2.0)
                                                                            -----   -------          ------    ------
Income (loss) before extraordinary item                                       3.5    (100.4)          (15.7)    (25.7)
Extraordinary item                                                            0.0       0.0            ---       (1.5)
                                                                            -----   -------          ------    ------
  Net income (loss)                                                           3.5%   (100.4)%         (15.7)%   (27.2)%
                                                                            =====   =======          ======    ======


The three months ended September 30, 1999 compared to the three months ended September 30, 1998

Revenue. Total revenue increased approximately $4.6 million or 75% to $10.8 million in the three months-ended September 30,1999 from $6.1 million in the three months ended September 30, 1998. License fees and related services revenue increased by $2.7 million or 621% to $3.1 million in the three months ended September 30, 1999 from $434,000 in the three months ended September 30, 1998, reflecting the sale of LNP products to new customers. Other services revenue increased by $1.9 million or 34% to $7.7 million in the three months ended September 30, 1999 from $5.7 million in the three months ended September 30, 1998, reflecting growth in consulting and custom programming projects with long-standing customers. As a percentage of total revenue other services revenue decreased to 71% for the three months ended September 30, 1999 from 93% for the three months ended September 30, 1998.

Cost of revenue. Total cost of revenue decreased by $444,000 or 7% to $6.4 million in the three months ended September 30, 1999 from $6.8 million in the three months ended September 30, 1998. As a percentage of total revenue, costs decreased from 111% of revenue in the three months ended September 30, 1998 to 59% of revenue due to the decline in staffing costs for the months ended September 30, 1999. Cost of license fees and related services increased by $124,000 or 6% to $2.1 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. As a percentage of total revenue, cost of license fees and related services decreased to 19% for the three months ended September 30, 1999 from 31% in the three months ended September 30, 1998. The cost increase in license fees and related services in absolute dollar terms reflects the cost of third party software incorporated in license products. Cost of other services decreased by $568,000 or 12% to $4.3 million for the three months ended September 30, 1999 from $4.9 million for the three months ended September 30, 1998. Other services cost levels were favorably impacted by efficiencies initiated in late 1998 which allowed for increases in staff utilization. The Company experienced an improved total gross margin in the three months ended September 30, 1999 due to the increase in revenue previously discussed and a largely fixed cost of goods based on staffing. The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, the Company may be unable to adjust spending in cost of revenue or operating areas in a timely manner to compensate for any unexpected shortfall in revenue.

Sales and marketing. Sales and marketing expenses decreased slightly by $16,000 or 1% to $1.2 million in the three months ended September 30, 1999 from $1.2 million in the three months ended September 30, 1998. As a percentage of revenue, sales and marketing decreased to 11% of revenue in the three months ended September 30, 1999 from 20% in the three months ended September 30, 1998. This percentage decrease reflects increased revenue over the prior period. In absolute dollar terms, the reduction in expense reflects cost containment on discretionary marketing efforts.

General and administrative. General and administrative expenses increased by $318,000 or 14% to $2.6 million in the three months ended September 30, 1999 from $2.3 million in the three months ended September 30, 1998. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended September 30, 1999 from 37% in the three months ended September 30, 1998. The increase in absolute dollars is attributable to increased insurance premium expense for officers and directors and real estate property taxes beginning midyear 1999 and ratably expensed over 12 months in the three months ended September 30, 1999.

Research and development. Research and development expenses decreased by $1.4 million, or 74%, to $504,000 in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998. As a percentage of revenue, research and development expenses decreased to 5% in the three months ended September 30, 1999 from 31% in the three months ended September 30, 1998, reflecting both absolute dollar decreases in spending due to staff decreases related to LNP product development projects, and percentage decreases due to higher revenue levels.

Other (income) expense, net. Other (income) expense, net reflected decreased income by $22,000, or 8%, to $271,000 in the three months ended September 30, 1999 from $293,000 expense in the three months ended September 30, 1998. This income decline results principally from interest income on the Company's cash and short-term investment balances as previous operating losses have reduced cash balances.

Provision for (benefit from) Income Taxes. The Company recorded no income tax provision relating to its operating profit of $380,000 for the three months ended September 30, 1999 compared to a tax provision of $0 for the three months ended September 30, 1998. The Company believes that the year to date operating loss will negate taxes in the current quarter and it considers it inappropriate to record additional benefits related to existing tax net operating loss carryforwards until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability and the ability to realize such benefits.

The nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Revenue. Total revenue increased approximately $592,000 or 2% to $29.4 million in the nine months ended September 30,1999 from $28.9 million in the nine months ended September 30, 1998. License fees and related services revenue decreased by $4.7 million or 51% to $4.4 million in the nine months ended September 30, 1999 from $9.1 million in the nine months ended September 30, 1998, reflecting LNP product strength in the first three months of 1998. Other services revenue increased by $5.2 million or 27% to $25.0 million in the nine months ended September 30, 1999 from $19.8 million in the nine months ended September 30, 1998, reflecting strength in consulting and custom development projects with long-standing customers in 1999. As a percentage of total revenue, other services revenue increased to 85% for the nine months ended September 30, 1999 from 69% for the nine months ended September 30, 1998.

Cost of revenue. Cost of revenue increased $118,000 or 1% to $20.3 million in the nine months ended September 30, 1999 from $20.2 million in the nine months ended September 30, 1998. The cost of license fees and related services decreased by $211,000 or 3% to $6.1 million for the nine months ended September 30, 1999 from $6.3 million for the nine months ended September 30, 1998. Increased third party software costs as well as decreased dedicated staffing is reflected in this decrease. Other services cost increased $329,000 or 2% to $14.2 million in the nine months ended September 30, 1999 from $13.8 million in the nine months ended September 30, 1998. This increase in other services cost was due to much higher revenue in 1999.

Sales and marketing. Sales and marketing expenses decreased by $1.4 million or 34% to $2.8 million in the nine months ended September 30, 1999 from $4.2 million in the nine months ended September 30, 1998. As a percentage of revenue, sales and marketing expenses decreased to 10% of revenue in the nine months ended September 30, 1999 from 15% in the nine months ended September 30, 1998. This decrease reflects the absolute dollar spending decrease related to personnel reductions and reduced promotional expenses in 1999.

General and administrative. General and administrative expenses increased by $1.3 million or 21% to $7.4 million in the nine months ended September 30, 1999 from $6.1 million in the nine months ended September 30, 1998. As a percentage of revenue, general and administrative expenses increased to 25% in the nine months ended September 30, 1999 from 21% the nine months ended September 30, 1998. The increase in absolute dollars is attributable to increased insurance premium expense for officers and directors and real estate property taxes beginning midyear 1999 and ratably expensed over 12 months in the three months ended September 30, 1999.

Research and development. Research and development expenses decreased by $4.9 million, or 85%, to $897,000 in the nine months ended September 30, 1999 from $5.8 million in the nine months ended September 30, 1998. As a percentage of revenue, research and development expenses decreased to 3% in the nine months ended September 30, 1999 from 20% in the nine months ended September 30, 1998, reflecting absolute dollar decreases in spending due to staff reductions related to LNP product development projects.

Other (income) expense, net. Other (income) expense, net increased by $2.5 million, or 1247%, to $2.7 million in the nine months ended September 30, 1999 from $199,000 in the nine months ended September 30, 1998. This income is principally interest income related to the Company's cash balances and reflects the payoff of the majority of outstanding long term debt and line of credit advances following the company's initial public offering in May 1998, as well as interest income on the Company's cash investments subsequent to the offering. Other (income) expense balances are net of both expenses and income. During the nine months ended September 30, 1999, an expense of $3.1 million was recorded for the settlement of the shareholder lawsuit.

Provision for (benefit from) Income Taxes. The Company recorded a net income tax benefit of $601,000 for the nine months ended September 30, 1998. The Company recorded no income tax benefit relating to its operating loss of $4.6 million for the nine months ended September 30, 1999. The Company believes that the year to date operating loss will negate taxes in the current quarter and it considers it inappropriate to record additional benefits related to existing tax net operating loss carryforwards until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability and the ability to realize such benefits.

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

Liquidity and Capital Resources.

     The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 15, 1998, the Company completed its initial public offering of common stock and subsequently repaid most outstanding borrowings. At September 30, 1999, the Company's principal sources of liquidity included $21.8 million in cash and short-term investments and a $5.0 million secured bank line of credit, which expires in September 2000. As of September 30, 1999, the Company had no outstanding balance under the line of credit. The Company has secured the line of credit with short-term investments and is in compliance with the bank agreement.

     Net cash provided by operating activities was $5.1 million in the nine months ended September 30, 1999 compared to cash used of $9.2 million in the nine months ended September 30, 1998. The main contributors to the provision of cash by operations in the nine months ended September 30, 1999 were an increase in customer deposits and increased collection of contracts receivable, which was partially offset by an increase in unbilled work-in-process due to revenue earned but not yet billable under contract terms. In the nine months ended September 30, 1998, the main contributors to cash usage were an increase in unbilled work-in-process and a decrease in unearned revenue.

     Net cash used in investing activities during the nine months ended September 30, 1999 and September 30, 1998 was $15.8 million and $1.6 million respectively. For the nine months ended September 30, 1999, the cash used was for short-term commercial paper investments of $14.5 million and $1.3 million for property and equipment. For the nine months ending September 30, 1998, $1.6 million was used for property and equipment.

     Financing activities used $622,000 in cash in the nine months ended September 30, 1999 compared to providing $34.3 million in the nine months ended September 30, 1998. The primary usage of cash for the period ended September 30, 1999, was the repayment of long-term obligations of $1.0 million offset by $408,000 in new stock issuance for the exercise of stock options. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company except for capital lease obligations was repaid during the three months ended June 30, 1998.

     The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its existing credit facilities and the remaining net proceeds from the initial public offering will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

Factors that might affect operating results.

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; changes in management; product lifecycles; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products and services, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

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

     These results should be read in conjunction with the risk factors defined in the Company's Form 10-K, filed March 31, 1999. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry; (ii) delays in enforcement and implementation of the Telecommunications Act of 1996; (iii) customer's acceptance of Local Number Portability Products and other products and services provided by the company; (iv) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process; (v) changes in management; and (vi) rapid technological change and intense competition in the Company's industry.


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

     The Company formed a Year 2000 project team to assess its state of readiness with respect to Year 2000 issues and to implement corrective actions and contingency plans. This project team has completed the process of identifying, analyzing, and correcting all items determined to be material to the Company. Currently the Company is monitoring third party provided software for any changes to Y2K status, and finalizing contingency plans. The following graph should be used as an approximate guide of the Company's activities to date in regard to this problem.


      PHASE:                   Awareness      Assessment      Renovation      Validation      Implementation
Products and Services          ----------------------------------------------------------------------------- |
Third Party Suppliers          ----------------------------------------------------------------------------- |
Customers                      ------------------------------------------------------------------------- |


Evolving Systems Internal
 IT-Software                   ------------------------------------------------------------------------- |
 IT-Hardware                   -------------------------------------------------------------------- |
 Non-IT Hardware               ------------------------------------------------------------------------- |
 Suppliers                     ------------------------------------------------------------------------- |


The Company has performed all Year 2000 compliance assessment, testing and remediation using its own personnel, and did not hire third party consultants to assist with Year 2000 compliance activities.

Products: The Company currently offers software products that are designed to be Year 2000 compliant and the Company's current contracts with its customers require that the Company warrant Year 2000 capability. Although the Company has designed its products to be Year 2000 capable and has tested third-party software products that are incorporated with the Company's products, there can be no assurance that the Company's software products, particularly when such products incorporate third-party software, contain all necessary date code changes. The Company's primary products subject to Year 2000 issues are the Company's Local Number Portability products. Initial testing of these products was conducted in early 1998, and additional testing, including code scanning and remediation, was completed in the second quarter of 1999. The Company is continuing its review of its products and monitoring of third party software compliance status to ensure ongoing compliance. The Company will continue testing of its products through the end of 1999 as new releases of the Company's products are made available to the Company's customers and third party vendors supply updates to their products.

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

Customers: The Company offers software products and services to telecommunications carriers and telecommunication companies. The Company has assisted several of these customers in the evaluation of their software and systems to be compliant with Year 2000 requirements. As these companies' products and services are largely dependent on integrated software and hardware networks as described above, there can be no assurance that assessment and remediation will have been completed by all such customers within the appropriate timeframe. As a result, the Company's business with these customers could be negatively or positively influenced by these customers financial and operational results and consequent decisions regarding the purchase of the Company's products and services. A disruption of buying patterns could cause a material adverse effect on the Company's business, results of operations and financial condition. The Company continues to assess the Year 2000 readiness of its key customers.


Evolving Systems' Internal Operations:

     IT - Software: The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company's ERP (enterprise resource planning) systems as well as its internal communication software have been replaced within the past three years by new systems that are certified by their vendors to be date code compliant. All such upgrades were undertaken to increase efficiency and effectiveness of the Company's operations and were not approved primarily for the reasons of date code compliance. The Company initiated correspondence with suppliers in 1998 and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. As the Company receives vendor responses, the Company is developing contingency plans as vendor responses are being reviewed for adequacy. To the extent that such software and systems do not comply with Year 2000 requirements, or that the Company's contingency plans are not effective, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Suppliers: The Company initiated correspondence with service suppliers to review what actions need be undertaken to make all embedded systems date code compliant. Such actions included a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. This was completed in the second quarter 1999.

The Company's operations are dependent upon third party suppliers of telecommunications and power services. The Company, at this time, has decided not to purchase a generator and will be dependent upon third party suppliers. The Company has created contingency plans in the event of the failure of its remediation efforts. The contingency plans are drafted and are under review through the end of the year. The contingency plans are continuously updated as new developments arise in relation to Y2K compliance and risk management. The Company will continue the development and testing of the contingency plan as part of the Company's ongoing Year 2000 compliance effort.

Costs: The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. To date, these costs have been associated with the reallocation of internal staff hours to Year 2000 project related efforts and have not been material. As additional evaluation and testing is performed, particularly on the Company's products if independent third party vendors are engaged by the Company, these costs are likely to increase significantly. Modifications to the Company's products have not been significant but as ongoing testing is performed, modifications to the Company's products may be required. The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by the Company's ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. Due to the wide variability of the different issues surrounding Year 2000, the estimate to analyze, correct, replace component software, test, and re-deploy will be approximately $1 million dollars. As a result, the Company does not feel that the total costs will have a material impact on the Company's business, results of operation, or financial condition.

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

        None

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

Date: 11/12/99                      /s/ David R. Johnson
                                    --------------------
                                    David R. Johnson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)