Form 10-K
period 1999-12-31
EVOLVING SYSTEMS INC
filed 2000-03-21
CIK 1052054

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

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $12.50 as of March 1, 2000.

     The number of shares of Common Stock outstanding was 12,494,121 as of March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EVOLVING SYSTEMS, INC.

                           Annual Report on Form 10-K

                               December 31, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
                                      PART I

 Item 1  Business.......................................................     3

 Item 2  Properties.....................................................    14

 Item 3  Legal Proceedings..............................................    15

 Item 4  Submission of Matters to a Vote of Security Holders............    15

                                     PART II

           Market for Registrant's Common Equity and Related Stockholder
 Item 5  Matters........................................................    16

 Item 6  Selected Financial Data........................................    17

         Management's Discussion and Analysis of Financial Condition and
 Item 7  Results of Operations..........................................    18

 Item 8  Consolidated Financial Statements and Supplementary Data.......    24

         Changes in and Disagreements with Accountants on Accounting and
 Item 9  Financial Disclosure...........................................    24

                                     PART III

 Item 10 Directors and Executive Officers of the Registrant.............    25

 Item 11 Executive Compensation.........................................    25

                     Security Ownership of Certain Beneficial Owners and
 Item 12 Management.....................................................    25

 Item 13 Certain Relationships and Related Transactions.................    25

                                     PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14 K..............................................................    26

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

                                     PART I

Item 1. Business

Introduction

     Evolving Systems is a software, consulting and integration company enabling next generation telecommunications companies. Evolving Systems helps address the technical challenges relating to their Operations Support Systems
(OSS) and Business Support Systems (BSS) created by the industry's rapidly changing technology, competitive pressures and regulatory environment. The Company has significant technical expertise and business acumen in each of these domains.

     From its inception in 1985 through 1996, the Company focused on providing custom software development services to a limited number of telecommunications companies. Beginning in 1996, the Company made a strategic decision to expand its focus to include development of Local Number Portability (LNP) software products. The Company is using its technical strengths to position itself both as a leading custom software developer as well as a provider of next-generation (NextGen) OSS and Network Element (NE) solutions.

     The Company's LNP software solution, enabling carriers to meet the requirement that customers retain their local phone numbers when changing service providers, has been selected for use by a majority of the Regional Bell Operating Companies (RBOCs) and two leading local and long distance carriers. The Company believes that the implementation of LNP will require significant changes in a broad range of carriers' software and systems that perform mission critical functions such as ordering, provisioning, service assurance and billing, collectively known as OSS.

     The Company developed and continues to maintain the software currently in use by all Number Portability Administration Centers (NPACs) in the United States and Canada. The software receives ported telephone number information as changes occur, and distributes the data to all subscribing carriers in the region. The software is provided under contract to NeuStar Corporation, formerly a division of Lockheed Martin IMS.

     The Company provides a wide range of custom solutions to incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) for the provisioning and fulfillment of customer orders. These solutions focus on the flow-through provisioning of Advanced Intelligent Network (AIN) services within a carrier's network environment.

     As part of its systems integration focus the Company provides billing solutions to IP technology-based carriers utilizing software products form third parties. In addition, the Company uses workflow technology from third parties in conjunction with systems integration techniques to provide solutions to carriers' needs for improved efficiency, effectiveness and reduced cycle times in order management, provisioning and other service fulfillment functional areas.

     The Company developed and continues to maintain and enhance software for wireless data network elements which are owned and marketed by Lucent Technologies (Lucent).

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

 Competition and Deregulation

     The U.S. long distance market was opened to competition beginning in the early 1970s. More recently, the Telecommunications Act of 1996 (the Act) provides for the introduction of competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Act, among other things, requires RBOCs and other ILECs to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. The Act also requires that carriers unbundle local services and facilities, which requires an interface to be made available to their new competitors for ordering, service provisioning maintenance and billing systems.

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

 Operations Support Systems

     OSS encompass a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. Ordering systems allow carriers to collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Carriers use provisioning systems to install services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain network availability and feed operational data to other business systems. Carriers use billing systems to collate, manage and report billing information. Some industry trade press also include customer care systems in the OSS market segment.

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

 LNP Challenges to Current OSS

     The LNP requirements of the Act pose significant technological challenges to existing carriers' OSS, which are already strained by the changes caused by increasing competition, new technologies and the introduction of value-added services. LNP invalidates a fundamental design assumption of many existing OSS, which is the association between a customer's telephone number and the geographic location of a carrier's particular physical switch. Provisioning systems now must be able to receive and distribute on a real-time basis certain customer data in order to assure proper call handling, routing and completion. If the LNP data from ported numbers are not properly distributed to all involved carriers, any call to and from that number will not be routed correctly, causing service problems for customers. Moreover, carriers that have not implemented LNP may incur substantial call termination or "dip" charges if they direct calls to locations where LNP has been mandated.

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

 New Technologies and Experience

  New Network Technologies. The wireless carriers continue to deploy networks using new technologies such as Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA) and Global System for Mobile Communications
(GSM). They require the ability to transfer packet data using these protocols and this environment creates a continuing opportunity for the Company.

  IP Telephony. Historically, telephone companies built separate network infrastructures to offer new technology options requiring technology-specific OSS to support these unique networks. The isolated networks separate voice from data traffic and force the customers to maintain multiple subscriptions with the carrier. Network technology options that combine network traffic are developing today at an ever-increasing pace due to the heavy investments in research and development. CLECs and ISPs are developing convergent networks that combine voice and data on the same network. Virtual Private Networks (VPN) is one technology that is rapidly being accepted to combine the voice and data networks. The VPN technology digitizes voice into packets for transfer on data networks. IP Telephony is often referred to as next generation or "NextGen" telephony.

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

Evolving Systems Strategy

     Recognizing the opportunity created by the ongoing deregulation of local telephone service, the Company has capitalized on its historic strength as a leading architect and developer of solutions for technically challenging OSS requirements. The Company positions itself as a leading provider of next generation OSS solutions for the telecommunications industry. As the industry expands to include ISPs and cable companies, Evolving Systems has positioned its software to enable those potential carriers with LNP capabilities. The Company's heritage of custom development for service activation, wireless technology and LNP provides a base of domain expertise necessary to continue its leadership position in the industry. Account Managers and Service Directors utilize this knowledge to develop new business with existing customers and to attract new customers needing the Company's technological expertise.

     The Company expects to combine its heritage for custom services with product components to offer NextGen solutions tailored to each carrier. Evolving Systems' resources are organized to pursue a customer-focused "solution" strategy. Customer-facing employees utilize the Company's domain expertise and requirements definition skills to identify an opportunity. Once the opportunity is validated, a solution is created and tailored to the customer's buying needs. Sometimes the solution will be totally custom designed, but more often it will be a variation to the Company's standard products or the integration of "off the shelf" products of third parties. The Company plans to build, and/or partner with strategic alliances to build a full suite of solutions integrating its domain expertise, product components, custom development, integration and support services with strategic partners in several business areas. Coupling this approach with an expanded sales force, targeted focus on new products and expanded services offerings, the Company plans to expand its customer base in several areas:

  Product--The Company develops and packages products for the telecommunications market. These products are designed for integration into the customer's environment through adapters. The Company uses an end-to-end process for managing product lifecycles. The Company's products are licensed under perpetual licenses and may be licensed separately or bundled as a complete solution. The Company provides a 90-day warranty against defects, 24X7 help desk support and problem resolution as part of the warranty and offers extended warranty support services on an optional annual support agreement.

  Custom Software--The Company provides custom software development services spanning the complete system development lifecycle from feasibility and requirements planning through development and production rollout. By offering these custom development services to leading telecommunications service providers for over a decade, the Company has developed a broad-based telecommunications domain expertise that it believes provides it with a competitive advantage.

  Systems Integration--The Company has strategic partnerships in place to perform systems integration services for leading infrastructure providers. The Company also provides systems integration services for third-party software products. As an example, the Company has a relationship with TIBCO Software Inc. to integrate its workflow product for carriers. Additionally, the Company has a relationship with EHPT where the Company sells, installs and integrates EHPT OSS/BSS products. The Company provides a range of systems integration services, including system design, database and network design, network configuration and other system development areas of expertise.

  Customer Support--The Company provides a broad array of customer support services, including 24X7 help desk support, problem resolution, software maintenance and scheduled software upgrades, complete training and documentation for products and services, and quality assurance. The Company's typical software maintenance agreement has a 12-month term.

Evolving Systems Business Structure

     The Company is organized into eight main business groups that build on its core competencies and domain expertise to form an end-to-end solution for each customer's specific requirements. The business groups combine domain expertise with product components and professional services to create next generation OSS solutions for the carrier. Of the eight business groups described below, four are product groups and four are services related groups:

  LNP Products Group. The Company's current LNP products enable carriers to accommodate customer requests to change service providers while retaining the same phone number, and to exchange call routing data to carriers' networks via the NPAC. The Company currently offers four LNP products, which began release in the first half of 1997. The Company's LNP products are licensed under perpetual licenses and may be licensed separately or bundled as a complete solution. The LNP group's product offerings in this area include OrderPath(R) (a Local Service Order Administration component), NumberManager(TM) (a Local Service Management System component), NodeMaster(R) (optional interface component from NumberManager(TM) to multiple Service Control Points) and also Data Server(TM) (a database tool currently under development for independent data analysis). The group is also responsible for ongoing maintenance of these products and has been responsible for the development and support of integration software needed to integrate the products with customers' legacy systems.

     Customers typically engage the Company to provide installation, integration and testing of the LNP products in connection with these licenses as stated below. Customers also rely on the Company for ongoing support and enhancement of the solution. General software upgrades and enhancements for all products are planned.

     The Company intends to offer its LNP products through Application Services Providers (ASP). Customers that do not wish to incur the capital and operating expense of an in-house solution can now choose to subscribe with the Company for use of LNP products. The customer will be charged a monthly subscription fee and a separate fee based on usage levels.

  LNP Integration Group. This group is comprised of staff experienced in requirements definition, solution synthesis, implementation and integration of the company's overall LNP solution. This group is a specialized systems integration group with substantial telecommunications domain knowledge that offers rapid LNP implementation capabilities to LNP customers.

  NPAC Business Group. The Company developed and continues to maintain the software currently in use by all NPACs in the United States and Canada. The software receives ported telephone number information as changes occur and distributes the data to all subscribing carriers in the region. The software is provided under contract to Neustar Corporation.

  Wireless Technology Business Group. This business group provides custom software products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data (CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. The Company provides full lifecycle support for these products including the initial development and ongoing maintenance releases. The Wireless Technologies business group maintains a service bureau offering for the billing of wireless data.

  Service Activation and Fulfillment Business Group. The Service Activation business group provides a wide range of custom solutions to ILECs and CLECs for the provisioning and fulfillment of customer orders. The solutions focus on the flow-through provisioning of Advanced Intelligent Network (AIN) services within a carrier's network environment. The Company is investigating the viability of packaging components of the solution developed in the Service Activation business group for sale as products to the general marketplace. The products would provide interfaces to available order management OSS and network elements for seamless integration.

  Workflow-Enabled Group. This group has its origin in 1999 as a result of a relationship established with InConcert, which is owned by TIBCO Software, Inc. The InConcert product, a workflow solution tool, is used by Evolving Systems as part of an overall solution in selected functional areas within the telecommunications industry. The strategy for this solution area is to focus on the broadly defined fulfillment process domain for carriers (e.g. order management, provisioning, activation, etc.). The intent is to also leverage the process domain experience the Company has from its custom work in provisioning and activation.

  IP Telephony Solutions Group. This group began in the 4th quarter of 1999 and its focus is delivering IP billing solutions to next generation telecommunications carriers. This group is staffed with specialists in billing processes and the IP domain with specific training in the EHPT product suite. The Company expects this group to grow substantially in the next year.

  Knowledge and Training Services Group. This group provides training and documentation support to customers using Evolving Systems products and for custom designed systems utilized by network infrastructure customers. They are also skilled in working with third parties to design training programs for products which Evolving Systems may integrate for customers.

Marketing and Sales

     The primary objectives of the Company's marketing efforts are to build Evolving Systems' expanded capabilities image, generate market awareness and produce qualified leads. The Company's marketing efforts include direct sales to targeted accounts, participation in selected trade shows, a strong website presence, print and electronic advertising and story placement in telecom industry trade media, presentations at industry conferences and forums, press releases to the industry, and certain other marketing initiatives.

     The Company's sales activities are conducted through a direct sales force and the services support organization, both of which are complemented by other sales channels. The Company intends to rely on resellers and alternate channels to further penetrate the LNP market. The Company also assigns a dedicated account and business manager to each major customer to ensure that both the sales relationship and the business relationship are managed well. The sales closing cycle can be quite long in the telecommunications business due to both the complexity of products and integration issues that make major systems decisions difficult. Typically, the sales cycle takes three months to one year.

     The alternate channels, such as strategic distribution partners, help to identify and qualify leads. The Company plans to increase the focus on resellers and alternate sales channels in 2000 to further penetrate the LNP market. The Company believes that a limited window of opportunity exists to capture a larger market share of these customers. The Company's marketing and sales efforts have been focused primarily on facility-based local exchange, interexchange and wireless service providers in the United States, and this group has comprised the majority of the Company's customers. In 2000, the Company will continue efforts among these markets and expand its focus to include non-facilities-based service providers, ISPs and VPN providers with additional product and service offerings beyond LNP.

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

Competition

     The market for telecommunications software is intensely competitive and is subject to rapid technological change, evolving industry standards and regulatory developments. The Company faces continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The Company's existing and potential competitors include many large domestic and international companies, including certain customers of the Company, that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than the Company. Although the Company concentrates on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and the Company currently holds only a very small portion of the market share outside of the LNP segment. The Company differentiates itself from competitors through its combination of products, services and strategic alliances. The Company consults, develops software, integrates third party software and interconnects customers existing operating systems. Very few competitors can offer all of these capabilities and depth of knowledge.

     The principal competitors of the Company's LNP products include DSET, Telcordia (formerly known as Bellcore), Lucent, Nortel Networks (Nortel), and Tekelec, Inc. (Tekelec). The Company expects competition to increase in the future from existing suppliers and from other companies that may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions.

     Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. In addition, customers who have purchased custom software solutions from the Company are not precluded from competing with the Company. ILECs that have implemented LNP solutions are well suited to provide LNP services for smaller CLECs within their regions. Recent independent market research data indicate that more telecommunications companies are outsourcing their software solutions due to time to market considerations.

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

Intellectual Property

     The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary right. The Company presently has no patents, but has patent applications pending in the U.S. on elements of its three LNP products: NumberManager, OrderPath and NodeMaster and an Internet call processing engine.

Employees

     As of December 31, 1999, the Company employed 302 people, of which 69% were involved in service provision, consulting practices and product development. Additionally, 10% of staff are in marketing and sales, and 21% in general administration.

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

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

Dependence Upon Telecommunications Industry; Regulatory Uncertainties

     The market for the Company's products was created and has primarily been driven by the adoption of regulations under the Act requiring RBOCs to implement LNP as a condition to being permitted to provide long distance services. Therefore any changes to such regulations, or the adoption of new regulations by federal or state regulatory authorities under the Act, or any legal challenges to the Act, could have a material adverse effect upon the market for the Company's products and services. Recently, for example, the FCC delayed implementation of the Act with respect to wireless carriers until November, 2002. These delays have had, and continue to have, an impact on the Company's revenue from its LNP products and services. Additional delays in the deadlines imposed by the Act or the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customers may require, or the Company otherwise may deem it necessary or advisable, that the Company modify its products or services to address actual or anticipated changes in the regulatory environment. Any other delay in implementation of the Act, or other regulatory changes, could materially adversely affect the Company's business, financial condition and results of operations.

Reliance on Significant Customers

     Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers. During the years ending December 31, 1997, 1998 and 1999, the Company recognized approximately 89%, 87% and 84% of total revenue from six, six and five customers, respectively, all in the telecommunications industry. The Company expects to continue to depend on large contracts with a small number of significant customers, which can cause its revenue and earnings to fluctuate between quarters based on the timing of contracts and installation of the Company's products by these customers. None of the Company's major customers has any obligation to purchase additional products or services. Consequently, the failure by the Company to maintain existing relationships or develop relationships with significant new customers would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, business or marketplace consolidations affecting one or more of the Company's major customers has caused delays in customer contracts and could result in the loss of that customer, which also could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The majority of the Company's existing contracts provide for acceptance testing by the customer before the contract is considered complete. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments. Moreover, if the Company fails to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts previously paid or other amounts as liquidated damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of the Company's software and services could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lengthy Sales Cycle / Consolidations in the Industry

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

     The telecommunications industry is currently experiencing significant reorganization and consolidation. Mergers and acquisitions of large telecommunications companies, as well as the formation of new alliances, has resulted in a constantly changing marketplace for the Company's products and services. Delays associated with these changes are common. The delay or failure to complete one or more large contracts could have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

Fixed-Price Contracts

     The Company historically derived a majority of its revenue from contracts that were billed on a time-and-materials basis. Beginning in mid-1996, a majority of the Company's revenue has been derived from contracts that were billed on a fixed-price basis. The Company in the past has incurred budget overruns on certain fixed-price contracts, resulting in lower than anticipated margins, and there can be no assurance that the Company will not incur such budget overruns in the future. If the Company incurs such budget overruns, the Company's gross margins and results of operations may be materially adversely affected. To the extent that the Company continues to provide custom software development or consulting services, it anticipates that customers will continue to request that the Company provide software and implementation services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables to be met by the Company regardless of actual costs incurred by the Company. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition; Risks Associated with Recruiting and Retaining Personnel

     The Company's primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. The Company faces continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The Company's existing and potential competitors include many large domestic and international companies, including certain of the Company's customers, that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than the Company. The Company's principal competitors in the LNP market include DSET, Telcordia, Lucent, Nortel and Tekelec. One of the Company's principal customers, Lucent, competes with the Company with respect to certain of the Company's products and services that it offers in competition with the Company. In addition, NeuStar has retained rights to the NPAC software developed for NeuStar by the Company, and NeuStar potentially could compete with the Company with respect to LNP products and related services. There also can be no assurance that other customers will not offer competitive products or services in the future. The Company expects competition to increase in the future from ASPs, existing competitors and from other companies that may enter the Company's existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than the Company's solutions. Many telecommunications companies have large internal development organizations which develop software solutions and provide services similar to the Company's products and services. Moreover, customers who have purchased custom software solutions from the Company are not precluded from competing with the Company.

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

     The Company's ability to manage future expansion, if any, effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operations, financial and management systems. The Company anticipates that it will need to hire additional development personnel. Competition for development and other technical personnel is intense, and there can be no assurance that the Company will be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of the Company's software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time at which they become fully productive. The Company has at times experienced and continues to experience difficulty in recruiting and retaining such personnel. Any failure by the Company to retain personnel or to hire qualified personnel on a timely basis could materially adversely affect the Company's business, financial condition and results of operations.

     The Company is continuing its implementation of new financial and project accounting software packages. The Company's ability to implement these new systems is likely to place substantial demands on certain of the Company's managerial resources. In addition, if the Company is unable to implement these software packages effectively, the Company's ability to accurately forecast and manage its business may be adversely affected. The Company's failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operations and management controls, systems and procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability

     The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability for damages arising out of the use of or defects in the Company's products. The nature and extent of such limitations, however, tend to vary from customer to customer and it is possible that such limitations of liability provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. In addition, the Company currently has errors and omissions insurance which, subject to customary exclusions, covers claims resulting form failure of the

   Company's software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by such insurance, the Company's business, financial condition and results of operations may be materially adversely affected, particularly since the Company's software products may be used in critical business applications. Defending such a suit, regardless of its merits, could involve substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or the eventual outcome of such claims.

Year 2000 Capability

     To date, the Company has not encountered any significant problems with either the software sold to customers or to internal systems run by the Company. The Company had developed a detailed contingency plan and worked closely with customers and vendors to avoid Y2K problems. In 1999, expenses related to this effort were approximately $1,000,000.

Protection of Intellectual Property; Risks of Infringement

     The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has patent applications pending in the U.S. on elements of its three LNP products, NumberManager, OrderPath and NodeMaster, and an internet call processing engine. In addition, the Company has registered or filed for registration of certain of its trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries do not adequately protect the Company's proprietary rights. There can be no assurance that the Company's means of protecting its proprietary rights in the U. S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. There can also be no assurance that the Company will not inadvertently infringe upon the intellectual property rights of a third party. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, general stock market and economic considerations and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the trading price of the Company's Common Stock. As a result of the foregoing factors, there can be no assurance that the Company's Common Stock will trade at or higher than its current price.

Item 2. Properties

     The Company leases office space at three locations in the Denver, Colorado metropolitan area, including two in the Englewood area (Meridian and Southgate), and one in the Boulder area (Louisville), and in Santa

   Maria, California. The Company also leases sales offices in New Jersey, St. Louis and Vienna, Virginia. The Company's leases in the Denver, Colorado metropolitan area and California are shown below:

      Location                                   Square Footage Lease Expiration
      --------                                   -------------- ----------------
      Meridian..................................    120,281        11/30/2016
      Southgate.................................     68,566        12/31/2000
      Santa Maria...............................      6,600         8/31/2001
      Louisville................................     10,992        10/31/2002

     The Company no longer has operations in its Southgate location and subleases the Southgate facility for the remainder of its lease commitment.

Item 3. Legal Proceedings

     In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit.

     The Company is currently involved in a dispute with an employee concerning amounts allegedly owed to the employee in connection with his employment. The Company believes the employee's claims are without merit and the parties are currently seeking to resolve the dispute through mediation. Although it is too early to evaluate the outcome of this dispute, in the event the parties are unable to reach a mutually agreeable resolution and the employee subsequently succeeds in his claim, the outcome could have a material adverse effect on the Company's business, financial condition and results of operation.

     From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1999, no matters were submitted to a vote of the Company's stockholders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

     The Company's Common Stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the Common Stock. The closing price of the Company's Common Stock as reported on the NASDAQ National Market as of March 1, 2000 was $12.50 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, mark downs or commissions.

                                                                    High   Low
                                                                   ------ -----
      For the Fiscal Year Ended December 31, 1999:
        First Quarter............................................. $ 8.75 $3.63
        Second Quarter............................................ $ 6.13 $3.88
        Third Quarter............................................. $ 7.13 $3.75
        Fourth Quarter............................................ $10.50 $5.00

     As of March 1, 2000, there were approximately 196 holders of record of the Company's Common Stock.

     The Company has not declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

Use of Initial Public Offering Proceeds

     The Company used the net proceeds of its IPO for repayment of its obligations under its Subordinated Notes and Stockholder Notes, working capital and other corporate purpose. The respective principal amounts (exclusive of $56,517 in accrued interest) outstanding under the Subordinated Notes and Stockholder Notes were $6,792,885 and $5,059,539 and bore interest at the rates of 9% (with deferred interest accrued at the rate of 12%) and 7.25%, respectively, with respective maturity dates of June 1, 2004 and January 2, 2006. The Company also used proceeds to pay prepayment penalties to the holders of the Notes in the amount of $446,000, net of taxes. The Company also used proceeds to fund the general business operations including research and development expenses related to its LNP products. The balance of the proceeds were invested in investment grade, short-term investments bearing various interest rates.

Item 6. Selected Financial Data

     The selected financial data set forth below for each of the years in the five-year period ended December 31, 1999, have been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this annual report on Form 10-K.

                                   1999     1998     1997     1996     1995
                                  -------  -------  -------  -------  -------
                                  In thousands, except per share amounts
Revenue.......................... $40,487  $37,238  $42,720  $36,918  $45,355
Cost of Revenue..................  26,935   27,104   25,224   24,531   26,589
Sales and Marketing..............   4,516    5,739    5,065    2,913    3,405
General and Administrative.......   9,705    8,566    8,635    8,587    7,725
Research and Development.........   1,064    7,197    2,914      641      821
Income (loss) from Operations....  (1,732) (11,368)     882      246    6,815
Other Income (Expense)...........  (2,415)     (60)  (1,395)  (1,422)    (689)
Provision for (benefit from)
 Income Taxes....................     --      (601)    (791)      81      --
Net Income (loss) (1)(2).........  (4,148) (11,273)     278   (1,257)   6,126
Diluted Earning (loss) Per
 Share...........................   (0.34)   (1.43)    0.03    (0.82)    4.00
Working Capital..................  28,904   31,009    5,366    6,390    3,174
Total Assets.....................  49,628   47,479   27,859   24,356   19,203
Long Term Debt, net of current
 portion.........................     170      825   16,465   18,096    6,059
Shareholder Equity...............  36,541   39,362    1,698      996    9,173
Dividends Paid...................       0        0        0        0        0

--------
(1) Prior to January 6, 1996, the Company was an S corporation for federal and state income tax purposes, and accordingly, the Company's income was taxed directly to the Company's stockholders at that time. Net income (loss) for 1996 and 1995 do not reflect the estimated federal and state income taxes that would have been payable if the Company had not been an S corporation prior to January 6, 1996.
(2) Included in net loss for 1998 is an extraordinary loss on early extinguishment of debt of approximately $446,000, net of $220,000 in income tax benefit. See note 3 of Notes to Financial Statements.

     The following table presents, for the periods indicated, certain items contained in the Company's statement of operations reflected as a percentage of total revenue:

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                           1997   1998   1999
                                                           -----  -----  -----
Revenue:
  License fees and related services.......................  46.9%  27.3%  20.1%
  Other services..........................................  53.1   72.7   79.9
                                                           -----  -----  -----
    Total revenue......................................... 100.0  100.0  100.0
                                                           -----  -----  -----
Cost of revenue:
  License fees and related services.......................  14.8   22.2   20.3
  Other services..........................................  44.2   50.6   46.2
                                                           -----  -----  -----
    Total cost of revenue.................................  59.0   72.8   66.5
                                                           -----  -----  -----
Gross margin..............................................  41.0   27.2   33.5
Operating expenses:
  Sales and marketing.....................................  11.9   15.4   11.2
  General and administrative..............................  20.2   23.0   24.0
  Research and development................................   6.8   19.3    2.6
                                                           -----  -----  -----
    Total operating expenses..............................  38.9   57.7   37.8
                                                           -----  -----  -----
Operating income..........................................   2.1  (30.5)  (4.3)
Other income (expense), net...............................  (3.3)  (0.2)  (6.0)
                                                           -----  -----  -----
Income (loss) before income taxes.........................  (1.2) (30.7) (10.3)
Provision for (benefit from) income taxes.................  (1.9)  (1.6)   0.0
                                                           -----  -----  -----
Net income (loss) before extraordinary item...............   0.7  (29.1) (10.3)
                                                           -----  -----  -----
Extraordinary item, net of taxes..........................   --     1.2    --
                                                           -----  -----  -----
Net income (loss).........................................   0.7  (30.3) (10.3)
                                                           -----  -----  -----

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

Introduction

     Evolving Systems, Inc., formed in 1985, began its first year as a publicly traded company on May 12, 1998. The Company's core business is designing and integrating software systems for the telecommunications industry. Software projects are bid at either a fixed price or as time and materials custom software projects. From the Company's inception in 1985 through 1996, the Company focused on providing custom software development services, primarily to two large customers. Beginning in 1996, the Company broadened its focus to include proprietary software products in response to declining demand from key customers for custom software development services that reflected the changing industry patterns for software procurement. In addition, the Company aggressively sought new customers for its custom software development business.

     The Company had an excellent market for its LNP products in 1997 as a result of the mandated requirements for LNP capabilities in the Act. License fees and related services revenues for 1997 were over $20,000,000. Other services of the business also increased due to considerable integration support needed to implement LNP. This market demand did not carry forward into 1998 for those LNP products. The Company refocused its LNP products sales efforts to other market segments such as wireless and CLECs but these segments are much smaller than the wire line portion of the telecommunications market and FCC approved delays in implementation of LNP for the wireless industry had an impact on sales of LNP products to wireless carriers. The end result has been a substantial decline in license fee and related services in 1998 when compared to 1997 and 1999 is still below 1997 levels.

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

     License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under the terms of the fixed price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

     In arrangements where the services are not essential to the functionality of the delivered software, the Company recognizes license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists. If vendor specific objective evidence of fair value does not exist, fees from such arrangements are deferred until the earlier of the date that vendor specific objective evidence of fair value does exist or all of the elements are delivered.

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

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Revenue. Total revenue increased 9% from $37.2 million in 1998 to $40.5 million in 1999. License fees and related services revenue declined 20% although the Company added new customers in fourth quarter of 1999, primarily because the demand for LNP systems declined as the wire line portion of the telecommunications industry substantially completed implementation of LNP in 1998. Other services revenue, consisting primarily of custom system development revenue, increased 19% from $27.1 million in 1998 to $32.3 million in 1999 as the Company focused on other services to counteract the software revenue shortfall. As a percentage of revenue, license fees and related services revenue declined from 27% in 1998 to 20% in 1999. Other services revenue increased from 73% in 1998 to 80% in 1999.

  Cost of Revenue. Cost of revenue consists primarily of personnel costs, equipment depreciation, facilities costs and the cost of third party software. Cost of license fees and related services decreased by $54,000, or 1%, even though the related revenue declined by 20% for the year ended December 31, 1999. Cost of revenue was favorably impacted as a result of lower cost of sales for certain arrangements where services were minimal. This favorable impact was offset as the Company maintained a relatively consistent labor base and facilities compared to the prior year. As a result of the consistent cost base and declining revenues, the gross margin on license fees and related services declined to a negative 1% for the year ended December 31, 1999 compared to 19% for the year ended December 31, 1998. In the fourth quarter of 1998, the Company recorded $302,000 in additional costs in connection with a contract for which all revenue had previously been recorded. The cost of revenue for other services decreased 1% in 1999 even though revenue increased 19%. The gross margin for other services improved from 30% to 42% for the years ending December 31, 1998 and December 31, 1999, respectively, as staff utilization rates improved.

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses decreased by $1.2 million, or 21%, to $4.5 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. The decrease was primarily due to the Company's refocus of sales plans that reduced promotion expenses. In the second half of 1999, the Company increased the sales staff, causing the 4th quarter 1999 expenses to increase substantially.

  General and Administrative. General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses increased by $1.1 million or 13% to $9.7 million for the year ending December 31, 1999 from $8.6 million for the year ended December 31, 1998. The increase in cost was attributable to increased real estate rents, property taxes and insurance premium costs.

  Research and Development. Research and development expenses consist primarily of compensation costs, equipment and software development tools. Research and development expenses decreased 85%, or $6.1 million to $1.1 million in the year ended December 31, 1999, from $7.2 million in the year ended December 31, 1998. As a percentage of revenue, research and development decreased from 19% in 1998 to 3% in 1999. This decrease resulted from the Company's change in product development strategy of next generation software products as well as significant research and development cost being recorded in 1998 to complete the LNP product line.

  Other Income (expense), Net. Other expense, net of other income, includes interest expense on the Company's debt financing and capital leases and interest income on cash. The net expense increased to $2.4 million in the year ended December 31,1999, from $60,000 in the year ended December 31, 1998 as a result of the $3.2 million settlement of the shareholder lawsuit including $719,000 in associated legal fees. (See Item 3, Legal Proceedings)

  Extraordinary Item. The Company recorded an extraordinary item of $445,702 net of taxes relating to early retirement penalties and the write off of capitalized debt issue costs resulting from the repayment of debt associated with completion of the Company's initial public offering in the year ended December 31, 1998. The Company recorded a tax benefit of $220,000 relating to the extraordinary item.

  Provision for (benefit from) Income Taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not that all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company recorded no income tax benefit related to 1999 operating losses as management deems it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

  Revenue. Total revenue decreased 13% from $42.7 million in 1997 to $37.2 million in 1998. License fees and related services revenue declined 49% because the demand for LNP systems declined as the wire line portion of the telecommunications industry substantially completed implementation of LNP in 1998. Other services revenue, consisting primarily of custom system development revenue, increased 19% from $22.7 million in 1997 to $27.0 million on 1998 as the Company focused on other services to counteract the software revenue shortfall. As a percentage of revenue, license fees and related services revenue declined from 47% in 1997 to 27% in 1998. Other services revenue increased from 53% in 1997 to 73% in 1998.

  Cost of Revenue. Cost of revenue consists primarily of personnel costs, equipment depreciation, facilities costs and the cost of third party software. Cost of license fees and related services increased by $1.9 million, or 30% even though the related revenue declined by 49% for the year ended December 31, 1998 as the Company incurred considerable labor expenses due to underutilization of personnel assigned to LNP projects. As a result, the gross margin on license fees and related services declined to 19% for the year ended December 31, 1998 compared to 68% for the year ended December 31, 1997. In the fourth quarter of 1998, the company recorded additional costs in connection with a contract for which all revenue had previously been recorded. The cost of revenue for other services decreased .2% in 1998 even though revenue increased 19%. The gross margin for other services improved from 17% to 30% for the years ending December 31, 1997 and December 31, 1998, respectively, as staff utilization rates improved.

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

   In October 1998, Mr. Abramson, the CEO of the Company, resigned and was replaced by Mr. Hallenbeck, the former CEO and co-founder of the Company. Shortly thereafter, the CFO resigned and was replaced by a new hire from outside of the Company and several other management changes occurred through out late 1998. As a result of these management changes an expense of $378,981 in severance costs.

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

  Provision for (benefit from) Income Taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitable for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations through a combination of cash flow from operations and borrowings. On May 12, 1998, the Company completed its initial public offering of common stock and subsequently repaid most outstanding borrowings. At December 31, 1999, the Company's principal sources of liquidity included $4.3 million in cash and cash equivalents, $18.0 million in short term investments, and a $5.0 million secured bank line of credit, which expires in September 2000. As of December 31, 1999, the Company had no outstanding balance under the line of credit and the Company was in compliance with all related covenants.

   Net cash provided by operating activities was $5.9 million in the year ended December 31, 1999 compared to a cash usage of $14.4 million in the year ended December 31, 1998. The main contributors to cash from operations in the year ended December 31, 1999 were funding deposits from customers on new projects and a decrease in contract receivables net of a large increase in unbilled work in progress due to an earlier cutoff for receivable billings in 1999 as part of the Y2K preparedness program.

   Net cash used in investing activities during the years ended December 31, 1999 and December 31, 1998 was $13.2 million and $9.1 million, respectively, to fund purchases of short term investments and purchases of equipment to support operations. The Company purchased $11.1 million, net of sales, in short-term investments as part of treasury management to increase interest income in the year ended December 31, 1999.

     Financing activities used $155,000 in cash in the year ended December 31, 1999 compared to providing $34.0 million in the year ended December 31, 1998. The Company's initial public offering generated approximately $48 million and all outstanding debt of the Company, except for capital lease obligations, was repaid during 1998. The Company continued to retire outstanding equipment leases in 1999.

     The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its existing credit facilities, and the remaining net proceeds from the initial public offering will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

  Impact of Inflation. Inflation has not had a significant effect on the Company's operations during the past three years ended December 31, 1999.

  Impact of the Year 2000 Issue. To date, the Company has not been significantly adversely affected by the Year 2000 computer issues. The Company formed a Year 2000 project team early in 1999 and implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 ready. As part of the plan, the Company analyzed and tested its software products and corrected for Year 2000 issues prior to December 31, 1999. All products functioned across the millennium crossover without incident. The Company developed and tested contingency plans which identified workarounds in the event of malfunction of a system designated as a priority. These contingency plans were in place, but none was required to be enacted. Furthermore, there were no significant Year 2000 issues with the Company's internal software, hardware, or infrastructure.

     The Company recently received a request from one of its customers concerning patent claims made against the customer by Bruce Dickens. Mr. Dickens asserts a patent to a "windowing" technique that was used by many companies to resolve Year 2000 issues. The Company believes that it has adequate defenses to any claims from its customer.

  Costs: Funding of all Year 2000 efforts was expensed as occurred. The Company has spent approximately $1 million dollars. The Company believes that any additional resources needed to address Year 2000 issues will not be material. However, there any be no assurance that currently unidentified Year 2000 issues, if any, will not arise; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address Year 2000 issues will not be material.

 Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. To date, we have not entered into any derivative financial instruments or hedging activities.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements." SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to up-front non-refundable fees and services charges received in connection with a contractual arrangement. We have applied the provisions of SAB 101 for the year ended December 31, 1999. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Proposal 1--Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

     Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the section of the Company's 2000 Proxy Statement, anticipated to be filed within 120 days of December 31, 1999, entitled "Certain Relationships and Related Transactions."

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

 24.1    Power of Attorney. Reference is made to page 24.

 27.1    Financial Data Schedule.

--------
+ Incorporated by reference to the Registrant's Registration Statement on Form
  S-1 No. 333-43973.
* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b) Reports on Form 8-K.

     The Company filed a current report on Form 8-K dated November 3, 1999 describing the appointment of James M. Ross to President and Chief Operating Officer and also naming him as a director of the Company.

     The Company filed a current report on Form 8-K dated July 8, 1999 describing the adoption of a Rights Plan.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 20th day of March, 2000.

                                          Evolving Systems, Inc.

                                            By:   /s/ George A. Hallenbeck
                                                   George A. Hallenbeck
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ George A. Hallenbeck        Chief Executive Officer,      March  , 2000
______________________________________  Chairman of the Board of
         George A. Hallenbeck           Directors (Principal
                                        Executive Officer)

          /s/ James M. Ross            President, Chief Operating    March  , 2000
______________________________________  Officer, Director
            James M. Ross

         /s/ David R. Johnson          Senior Vice President,        March  , 2000
______________________________________  Chief Financial Officer
           David R. Johnson             (Principal Financial and
                                        Accounting Officer)

          /s/ David J. Molny           Vice President, Chief         March  , 2000
______________________________________  Technical Officer,
            David J. Molny              Director

          /s/ Harry B. Fair            Director                      March  , 2000
______________________________________
            Harry B. Fair

         /s/ Donald R. Dixon           Director                      March  , 2000
______________________________________
           Donald R. Dixon

         /s/ Robert J. Loarie          Director                      March  , 2000
______________________________________
           Robert J. Loarie

                             EVOLVING SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Index to Financial Statements

Report of PricewaterhouseCoopers LLP.....................................  F-2

Balance Sheets at December 31, 1998 and 1999.............................  F-3

Statements of Operations for the years ended December 31, 1997, 1998 and
 1999....................................................................  F-4

Statement of Changes in Stockholders' Equity for the years ended December
 31, 1997, 1998 and 1999.................................................  F-5

Statement of Cash Flows for the years ended December 31, 1997, 1998 and
 1999....................................................................  F-6

Notes to Financial Statements............................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and
   Stockholders of Evolving Systems, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, statement of changes in stockholders' equity and statement of cash flows present fairly, in all material respects, the financial position of Evolving Systems, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   PricewaterhouseCoopers LLP

   Broomfield, Colorado
   March 1, 2000

                             EVOLVING SYSTEMS, INC.

                                 BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1998          1999
                                                    ------------  ------------
Assets
Current assets:
  Cash and cash equivalents........................ $ 11,706,563  $  4,265,956
  Short-term investments--unrestricted.............    6,949,604    12,086,926
  Short-term investments--restricted...............          --      5,920,111
  Contract receivables, net of allowance of
   $308,110 and $39,006 at December 31, 1998 and
   1999, respectively..............................   14,239,396     9,623,555
  Unbilled work in-progress........................    3,374,469     8,349,436
  Prepaid and other current assets.................    2,031,228     1,574,906
                                                    ------------  ------------
    Total current assets...........................   38,301,260    41,820,890
Property and equipment, net........................    7,630,899     6,259,939
Deferred tax assets................................    1,547,007     1,547,007
                                                    ------------  ------------
                                                    $ 47,479,166  $ 49,627,836
                                                    ------------  ------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion of long-term obligations......... $  1,211,294  $    640,010
  Accounts payable and accrued liabilities.........    3,001,707     2,998,514
  Unearned revenue and customer deposits...........    3,078,741     9,278,058
                                                    ------------  ------------
    Total current liabilities......................    7,291,742    12,916,582
Long-term obligations..............................      824,968       169,960
Commitments and contingencies (Note 3).............
Stockholders' equity:
  Preferred stock, $.001 par value: 2,000,000
   shares authorized, no shares issued.............          --            --
  Common stock, $.001 par value: 25,000,000 voting
   shares authorized; 11,888,021 and 12,446,965
   shares issued and outstanding as of December 31,
   1998 and December 31, 1999, respectively........       11,888        12,447
Additional paid-in capital.........................   50,703,085    51,774,076
Deferred compensation..............................     (344,469)      (89,454)
Accumulated deficit................................  (11,008,048)  (15,155,775)
                                                    ------------  ------------
    Total stockholders' equity.....................   39,362,456    36,541,294
                                                    ------------  ------------
                                                    $ 47,479,166  $ 49,627,836
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        --------------------------------------
                                           1997          1998         1999
                                        -----------  ------------  -----------
Revenue:
  License fees and related services.... $20,033,964  $ 10,183,533  $ 8,137,972
  Other services.......................  22,686,329    27,054,063   32,349,270
                                        -----------  ------------  -----------
    Total revenue......................  42,720,293    37,237,596   40,487,242
Cost of revenue:
  License fees and related services....   6,338,475     8,270,718    8,216,897
  Other services.......................  18,885,428    18,833,172   18,718,018
                                        -----------  ------------  -----------
    Total cost of revenue..............  25,223,903    27,103,890   26,934,915
                                        -----------  ------------  -----------
  Gross margin.........................  17,496,390    10,133,706   13,552,327
Operating expenses:
  Sales and marketing..................   5,064,654     5,738,827    4,515,561
  General and administrative...........   8,635,424     8,565,620    9,704,785
  Research and development.............   2,914,312     7,197,309    1,064,392
                                        -----------  ------------  -----------
    Total operating expenses...........  16,614,390    21,501,756   15,284,738
                                        -----------  ------------  -----------
Income (loss) from operations..........     882,000   (11,368,050)  (1,732,411)
Other income (expense):
  Interest income......................     175,384       935,053      907,197
  Interest expense, including related
   party interest of $989,378, $0 and
   $0 for the years ended December 31,
   1997, 1998 and 1999.................  (1,570,535)     (994,989)    (171,814)
  Litigation settlement and expenses...         --            --    (3,150,699)
                                        -----------  ------------  -----------
    Total..............................  (1,395,151)      (59,936)  (2,415,316)
                                        -----------  ------------  -----------
Loss before income taxes...............    (513,151)  (11,427,986)  (4,147,727)
Benefit from income taxes..............    (791,650)     (600,564)           0
                                        -----------  ------------  -----------
Income (loss) before extraordinary
 item..................................     278,499   (10,827,422)  (4,147,727)
                                        -----------  ------------  -----------
Extraordinary item, net of taxes.......         --        445,702          --
                                        -----------  ------------  -----------
Net income (loss)...................... $   278,499  $(11,273,124) $(4,147,727)
                                        -----------  ------------  -----------
Income (loss) per common share before
 extraordinary item.................... $       .18  $      (1.37) $     (0.34)
Extraordinary item.....................         --          (0.06)         --
                                        -----------  ------------  -----------
Net income (loss) per common share..... $       .18  $      (1.43) $     (0.34)
Weighted average common shares
 outstanding...........................   1,557,236     7,887,000   12,137,783
Diluted income (loss) per common share
 before extraordinary item............. $       .03  $      (1.37) $     (0.34)
Extraordinary item.....................         --          (0.06)         --
                                        -----------  ------------  -----------
Diluted net income (loss) per common
 share................................. $      . 03  $      (1.43) $     (0.34)
Diluted weighted average common shares
 outstanding...........................   8,222,312     7,887,000   12,137,783

   The accompanying notes are an integral part of these financial statements.

                            EVOLVING SYSTEMS, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Series A           $.01 Par        $.001 Par      Additional                   Retained        Total
                  Preferred Stock     Common Stock     Common Stock      Paid-in      Deferred      Earnings    Stockholder's
                  -----------------   ------------- ------------------   Capital    Compensation   (Deficit)       Equity
                                                                       -----------  ------------  ------------  -------------

                  Shares    Amount    Shares Amount   Shares   Amount
                  --------  -------   ------ ------ ---------- -------
Balance,
 December 31,
 1996...........     8,160  $     8     --   $ --    1,535,786 $ 1,536 $ 1,007,632  $       --    $    (13,423) $    995,753
Stock option
 exercises......                                        84,974      85      67,894                                    67,979
Compensation
 related to
 stock options..                                                         1,347,534   (1,347,534)
Amortization of
 deferred
 compensation...                                                                        355,346                      355,346
Net income......                                                                                       278,499       278,499
                  --------  -------   -----  -----  ---------- ------- -----------  -----------   ------------  ------------
Balance,
 December 31,
 1997...........     8,160        8     --     --    1,620,760   1,621   2,423,060     (992,188)       265,076     1,697,577
Issuance of
 shares in
 initial public
 offering, net,
 and conversion
 of preferred
 stock..........    (8,160)      (8)                 9,918,000   9,918  47,946,839                                47,956,749
Stock option
 exercises......                                       283,118     283     226,211                                   226,494
Compensation
 related to
 stock options..                                                            65,421                                    65,421
Amortization of
 deferred
 compensation...                                                          (231,056)     647,719                      416,663
Common Stock
 issued pursuant
 to the Employee
 Stock Purchase
 Plan...........                                        66,143      66     272,610                                   272,676
Net loss........                                                                                   (11,273,124)  (11,273,124)
                  --------  -------   -----  -----  ---------- ------- -----------  -----------   ------------  ------------
Balance,
 December 31,
 1998...........       --       --      --     --   11,888,021  11,888  50,703,085     (344,469)   (11,008,048)   39,362,456
Stock option
 exercises......                                       464,567     465     698,164                                   698,629
Compensation
 related to
 stock options..
Amortization of
 deferred
 compensation...                                                                        255,015                      255,015
Common Stock
 issued pursuant
 to the Employee
 Stock Purchase
 Plan...........                                        94,377      94     372,827                                   372,921
Net loss........                                                                                    (4,147,727)   (4,147,727)
                  --------  -------   -----  -----  ---------- ------- -----------  -----------   ------------  ------------
Balance,
 December 31,
 1999...........       --   $   --      --   $ --   12,446,965 $12,447 $51,774,076  $   (89,454)  $(15,155,775) $ 36,541,294
                  ========  =======   =====  =====  ========== ======= ===========  ===========   ============  ============

  The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                        --------------------------------------
                                           1997          1998         1999
                                        -----------  ------------  -----------
Operating activities:
Net income (loss).....................  $   278,499  $(11,273,124) $(4,147,727)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Provision for uncollectible
   accounts...........................      456,600      (211,890)         --
  Amortization of deferred
   compensation.......................      355,346       416,663      255,015
  Depreciation and amortization.......    4,004,225     4,379,307    3,511,132
  Loss on disposal of property and
   equipment..........................      159,304       132,984       13,049
  Benefit from deferred income taxes..     (957,138)     (671,218)         --
Change in operating assets and
 liabilities:
  Contract receivables................   (4,237,934)     (683,567)   4,884,945
  Unbilled work in-progress...........      (73,135)   (2,533,477)  (5,244,071)
  Prepaid and other assets............     (609,014)     (737,218)     456,322
  Accounts payable and accrued
   liabilities........................   (1,113,448)     (240,652)      (3,193)
  Unearned revenue and customer
   deposits...........................    5,388,594    (2,975,680)   6,199,317
                                        -----------  ------------  -----------
    Net cash provided by (used in)
     operating activities.............    3,651,899   (14,397,872)   5,924,789
                                        -----------  ------------  -----------
Investing activities:
Purchases of property and equipment...   (2,966,966)   (2,300,743)  (2,153,221)
Proceeds from sale of property and
 equipment............................       45,346        25,604          --
Purchases of short-term investments...          --     (6,818,617) (45,885,623)
Sales of short-term investments.......       25,688           --    34,828,190
                                        -----------  ------------  -----------
    Net cash used in investing
     activities.......................   (2,895,932)   (9,093,756) (13,210,654)
                                        -----------  ------------  -----------
Financing activities:
Proceeds from long-term obligations...      200,000           --           --
Repayments of long-term obligations...   (3,037,403)  (14,428,387)  (1,226,292)
Borrowings from line of credit........          --      6,686,000          --
Repayments of line of credit..........          --     (6,686,000)         --
Proceeds from issuance of common
 stock, net...........................       67,979    48,455,919    1,071,550
                                        -----------  ------------  -----------
    Net cash provided by (used in)
     financing activities.............   (2,769,424)   34,027,532     (154,742)
                                        -----------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents.....................   (2,013,457)   10,535,904   (7,440,607)
Cash and cash equivalents at beginning
 of period............................    3,184,116     1,170,659   11,706,563
                                        -----------  ------------  -----------
Cash and cash equivalents at end of
 period...............................  $ 1,170,659  $ 11,706,563  $ 4,265,956
                                        ===========  ============  ===========
Supplemental disclosure of other cash
 and non-cash investing and financing
 transactions
Interest paid.........................  $ 1,566,184  $    920,450  $   171,814
Income taxes paid.....................      289,867           --           --
Assets acquired under capital lease...   1 ,205,714        86,839          --

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Organization

     The Company designs, develops, markets and supports OSS products and solutions for the telecommunications industry and provides a broad range of both fixed price and time and materials software solutions. The Company provides these systems and software products through a combination of its own proprietary software integrated with software packages purchased from other companies to form complete software solutions for its customers.

 Initial Public Offering

     In May 1998, the Company completed an initial public offering (IPO). Of the 5.3 million shares of common stock sold to the public at $14.00 per share, the Company issued 3.8 million shares and selling shareholders sold 1.5 million shares. The Company realized approximately $48 million from the offering after deducting expenses of the offering of approximately $5.2 million.

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

     License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under the terms of the fixed price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

     In arrangements where the services are not essential to the functionality of the delivered software, the Company recognizes license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists. If vendor specific objective evidence of fair value does not exist, fees from such arrangements are deferred until the earlier of the date that vendor specific objective evidence of fair value does exist or all of the elements are delivered.

                            EVOLVING SYSTEMS, INC.

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

 Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. During the years ending December 31, 1997, 1998 and 1999, the Company recognized approximately 89%, 87% and 84% of total revenue from six, six and five customers, respectively, all in the telecommunications industry. As of December 31, 1998 and 1999, these customers accounted for 92% and 78% of contract receivables, respectively.

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

                             EVOLVING SYSTEMS, INC.

 Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally four to seven years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost and are depreciated over the life of the leases using the straight-line method.

 Stock-based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for stock based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123 in Note 4.

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

 Earnings Per Common Share

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding.

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

                                             1997        1998         1999
                                          ---------- ------------  -----------
Basic Earnings Per Share
  Net income (loss)...................... $  278,499 $(11,273,124) $(4,147,727)
  Basic weighted average common shares
   outstanding...........................  1,557,236    7,887,000   12,137,783
  Basic earnings per common share........ $      .18 $      (1.43) $      (.34)
                                          ---------- ------------  -----------
Diluted Earnings per Share
  Net income (loss)...................... $  278,499 $(11,273,124) $(4,147,727)
                                          ---------- ------------  -----------
  Basic weighted average number of shares
   outstanding...........................  1,557,236    7,887,000   12,137,783
Effect of Dilutive Securities
  Options and warrants...................    545,076          --           --
  Conversion of preferred shares.........  6,120,000          --           --
                                          ---------- ------------  -----------
  Diluted weighted average common shares
   outstanding...........................  8,222,312    7,887,000   12,137,783
                                          ---------- ------------  -----------
  Diluted earnings per share............. $      .03 $      (1.43) $      (.34)
                                          ========== ============  ===========

     All options and warrants outstanding during 1998 and 1999 were excluded from computation of diluted EPS because of their anti-dilutive effect on the net loss per share.

                             EVOLVING SYSTEMS, INC.

2. Balance Sheet Components

     Certain balance sheet components are as follows:

                                                         December 31,
                                                   --------------------------
                                                       1998          1999
                                                   ------------  ------------
   Property and equipment:
     Computer equipment and purchased software.... $ 18,614,794  $ 20,112,423
     Furniture, fixtures and leasehold
      improvements................................    4,228,237     4,321,859
                                                   ------------  ------------
                                                     22,843,031    24,434,282
   Less accumulated depreciation..................  (15,212,132)  (18,174,343)
                                                   ------------  ------------
                                                   $  7,630,899  $  6,259,939
                                                   ============  ============

     Included in property and equipment at December 31, 1998 and 1999 are assets under capital lease of $10,308,106 and $2,786,429, respectively. Related accumulated depreciation is $8,239,850 and $2,400,813 as of December 31, 1998 and 1999, respectively.

   Accounts payable and accrued liabilities:
     Accounts payable.................................... $  616,217 $  730,286
     Accrued compensation and related expenses...........    725,949  1,216,310
     Other...............................................  1,659,541  1,051,918
                                                          ---------- ----------
                                                          $3,001,707 $2,998,514
                                                          ========== ==========

3. Long-term Obligations, Including Related Party Obligations and Commitments

     Long-term obligations, including capitalized lease obligations, consist of the following:

                                                          December 31,
                                                      ----------------------
                                                         1998        1999
                                                      -----------  ---------
   Notes payable to a bank under line of credit and
    term debt facility............................... $   250,000  $     --
   Capital lease obligations.........................   1,786,262    809,970
   Line of credit....................................         --         --
                                                      -----------  ---------
   Total.............................................   2,036,262    809,970
   Less current portion..............................  (1,211,294)  (640,010)
                                                      -----------  ---------
   Long-term portion................................. $   824,968  $ 169,960
                                                      ===========  =========

 Line of Credit to Bank

     Under a borrowing arrangement with a bank, the Company has a revolving line of credit with $5,000,000 of maximum available credit at December 31, 1999 which bears interest at the bank's prime rate. The line of credit is collateralized by short-term commercial paper investments of $5,920,111. No borrowings were outstanding under the line of credit at December 31, 1998 or 1999.

     The Company also had a term debt facility under which the Company could draw up to a maximum of $5,000,000. The term debt facility expired September 16, 1999 and there were no borrowings against the facility at the time of termination.

                             EVOLVING SYSTEMS, INC.

     The Company had no additional debt covenants or debt facilities as of December 31, 1999.

 Extraordinary Item

     In connection with the early retirement in 1998 of notes payable to stockholders and senior subordinated promissory notes payable to stockholders, the Company recorded an extraordinary loss of $445,702, net of $220,000 in tax benefit. The extraordinary loss is comprised of the prepayment penalties and the write-off of capitalized debt issuance costs.

 Lease Commitments

     The Company leases its office and operating facilities and various equipment under non-cancelable operating leases. Rent expense was $3,746,954, $3,804,613 and $1,916,912 for the years ended December 31, 1997, 1998 and 1999, respectively. Rent expense is net of sublease rental income of $1,276,419, $515,638 and $1,110,826 for the years ending December 31, 1997, 1998, and 1999, respectively. In connection with its obligations under certain of its office facility leases, the Company has letters of credit totaling $664,216 and $100,000 outstanding at December 31, 1998 and 1999, respectively.

     Future minimum non-cancelable commitments as of December 31, 1999 for capital leases and non-cancelable operating leases with initial terms in excess of one year are as follows:

                                                 Operating Leases Capital Leases
                                                 ---------------- --------------
     2000.......................................   $ 2,696,994      $ 718,067
     2001.......................................     1,688,544        168,542
     2002.......................................     1,616,883            --
     2003.......................................     1,468,241            --
     2004.......................................     1,460,445            --
     Thereafter.................................    16,104,001            --
                                                   -----------      ---------
                                                    25,035,108        886,609
     Less: sublease income......................     1,006,750            --
                                                   -----------
     Minimum lease payments.....................   $24,028,358        886,609
                                                   ===========
     Less amounts representing interest.........           --         (76,639)
                                                                    ---------
                                                                      809,970
     Less current maturities....................           --        (640,010)
                                                                    ---------
                                                                    $ 169,960
                                                                    =========

4. Stock Options and Employee Stock Purchase Plan

 Stock Options

     On January 19, 1996, the Company's board of directors approved a stock option plan. Under the stock option plan, 4,350,000 shares of the Company's common stock are reserved for issuance, of which 528,302 shares are available for grant as of December 31, 1999. The Company has also reserved 910,633 shares of common stock for the issuance of warrants. Options issued under the stock option plan shall be at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant. Certain options were automatically vested upon the effectiveness of the IPO. On December 30, 1997 the Board of Directors approved the repricing of all options granted from September 1, 1997 through December 30, 1997 to

                             EVOLVING SYSTEMS, INC.

a new exercise price of $9.50. On September 25, 1998, 61,734 stock options for non-officer employees were repriced to $2.75, the fair market value at that date. On November 5, 1998, 238,250 options for officers were repriced to $2.75, a price above the fair value at that date but equal to the price set for non-officer employees. No compensation expense was recorded, as the options were repriced to an exercise price greater than or equal to fair market.

  Generally, stock options are granted with an exercise price not less than fair value of common stock as determined by the Board of Directors at the date of grant, and accordingly no compensation cost was recognized prior to 1997. During the year ended December 31, 1997, the Company recorded $1,347,534 as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted during 1997. Such deferred compensation cost is being amortized over the vesting period of the options. Of the total amount, $416,663 and $255,015 were recognized as expense during the years ended December 31, 1998 and 1999, respectively.

  Based on calculations using the minimum value and Black-Scholes option-pricing models, the weighted average grant date fair value of options and warrants was $1.29, $1.76 and $3.40 in 1997, 1998 and 1999, respectively. The fair value has been estimated using the minimum value and Black-Scholes option-pricing models with the following assumptions used for grants in 1997, 1998 and 1999, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 0%, 104% and 91%; and weighted average risk free interest rates of 6.3%, 4.7%, and 5.8%.

  The pro forma impact on the Company's net income (loss) and net income (loss) per share had compensation cost been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                              Year Ended        Year Ended
                                           December 31, 1998 December 31, 1999
                                           ----------------- -----------------
   Net income (loss):
     As reported..........................   $(11,273,124)      $(4,147,727)
     SFAS No. 123 Pro forma...............   $(11,889,569)      $(4,669,255)
   Net income (loss) per common share:
     As reported..........................   $      (1.43)      $      (.34)
     SFAS No. 123 Pro forma...............   $      (1.51)      $      (.38)
   Diluted net income (loss) per common
    share:
     As reported..........................   $      (1.43)      $      (.34)
     SFAS No. 123 Pro forma...............   $      (1.51)      $      (.38)

                             EVOLVING SYSTEMS, INC.

     The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 1999 follows:

                                                                                      Stock Options and
                           Stock Options and Warrants Outstanding                    Warrants Exercisable
                         ------------------------------------------                ------------------------
                                                   Weighted Average
                                                      Remaining        Weighted                 Weighted
                            Range of      Number     Contractual       Average      Number      Average
                         Exercise Prices of Shares   Life (years)   Exercise Price of Shares Exercise Price
                         --------------- --------- ---------------- -------------- --------- --------------
Options.................      $0.80        212,408       7.05           $0.80       131,744      $0.80
                           $2.00-$3.57   1,390,144       8.78           $2.68       428,530      $2.71
                           $4.13-$6.00   1,252,969       9.67           $5.41        29,287      $5.02
                           $6.25-$9.44     102,500       9.88           $8.02           --         --
                          $9.50-$10.00      29,003       9.82           $9.61           784      $9.76
                                         ---------       ----           -----       -------      -----
                                         2,987,024       9.08           $3.94       590,345      $2.41
                                         ---------       ----           -----       -------      -----
Warrants................      $0.80        910,633       3.40           $0.80       910,633      $0.80

     The following is a summary of stock option activity:

                                                 Weighted             Weighted
                             Number of Shares    Average  Options and Average
                            -------------------- Exercise  Warrants   Exercise
                             Options    Warrants  Price   Exercisable  Price
                            ----------  -------- -------- ----------- --------
Options and warrants
 outstanding, December 31,
 1996......................    824,932  910,633   $0.80    1,106,482   $0.80
  Options granted..........  1,449,439      --     6.19
  Less options forfeited...   (301,996)     --     0.93
  Less options exercised...    (84,974)     --     0.80
                            ----------  -------   -----
Options and warrants out-
 standing December 31,
 1997......................  1,887,401  910,633    3.58    1,249,894   $0.80
  Options granted..........  2,349,723      --     4.16
  Less options forfeited... (1,609,055)     --     8.49
  Less options exercised...   (283,118)     --     0.80
                            ----------  -------   -----
Options and warrants out-
 standing December 31,
 1998......................  2,344,951  910,633    1.85    1,293,130   $0.85
  Options granted..........  1,485,875      --     5.63
  Less options forfeited...   (379,235)     --    (3.09)
  Less options exercised...   (464,567)     --    (1.50)
                            ----------  -------   -----
Options and warrants out-
 standing December 31,
 1999......................  2,987,024  910,633    3.21    1,500,978   $1.43
                            ==========  =======   =====

     Included in total options and warrants exercisable at December 31, 1997, 1998 and 1999, are 910,633 warrants issued in connection with a 1996 debt financing. The warrants are exercisable at $.80 per share and expire May 31, 2003. Subsequent to December 31, 1999, the Company granted options to purchase 121,500 shares of common stock at a weighted average exercise price of $9.16 per share.

 Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 350,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan employees purchased 66,143 and 94,377 shares in 1998 and 1999, respectively.

                            EVOLVING SYSTEMS, INC.

     The fair value of each stock purchase plan grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 1998 and 1999 respectively: no dividend yield for all periods; an expected life of .14 years and .5 years, and .49 years and .5 years; volatility of 104% and 91%; and a risk free interest rate of 5.5% and 5.62%.

5. Income Taxes

     The provision for (benefit from) income taxes consists of the following:

                                                      Year Ended December 31,
                                                      --------------------------
                                                        1997       1998     1999
                                                      ---------  ---------  ----
   Current:
     Federal......................................... $ 165,758  $(156,797) $--
     State...........................................      (270)     7,451   --
   Deferred:
     Federal.........................................  (953,612)  (611,834)  --
     State...........................................    (3,526)   (59,384)  --
                                                      ---------  ---------  ----
       Total......................................... $(791,650) $(820,564) $--
                                                      =========  =========  ====

     Of the total 1998 benefit from income taxes, $220,000 is reflected in the extraordinary item on the income statement.

     Components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                         1998         1999
                                                      -----------  -----------
   Deferred tax assets:
     Deferred revenue...............................  $    84,130  $   112,105
     Research and development credit carryforwards..    1,050,000    1,701,244
     Minimum tax credit carryforwards...............       13,112          --
     Allowance for doubtful accounts................      114,932       14,549
     Net operating loss carryforwards...............    4,284,971    5,966,596
     Other..........................................       37,897       48,125
                                                      -----------  -----------
       Total deferred tax assets....................  $ 5,585,042  $ 7,842,619
                                                      -----------  -----------
   Deferred tax liabilities:
     Accumulated depreciation.......................     (215,158)    (413,237)
                                                      -----------  -----------
       Total deferred tax liabilities...............     (215,158)    (413,237)
                                                      -----------  -----------
   Net deferred tax asset before valuation
    allowance.......................................    5,369,884    7,429,382
   Valuation allowance..............................   (3,822,877)  (5,882,375)
                                                      -----------  -----------
   Net deferred tax asset...........................  $ 1,547,007  $ 1,547,007
                                                      ===========  ===========

                             EVOLVING SYSTEMS, INC.

     The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate to loss before income taxes and extraordinary item. The amounts are reconciled as follows for the years ended December 31:

                                           1997        1998         1999
                                         ---------  -----------  -----------
   Federal income taxes benefit at
    statutory rate...................... $(174,471) $(3,885,515) $(1,410,227)
   State income tax, net of federal
    benefit.............................    (3,704)    (390,335)    (128,160)
   Increase in valuation allowance......       --     3,822,877    2,059,498
   Research and development tax
    credits.............................  (750,000)    (300,000)    (300,000)
   Amortization of deferred
    compensation........................   120,818      141,665     (135,599)
   Other................................    15,707       10,744      (85,512)
                                         ---------  -----------  -----------
   Provision for (benefit from) income
    taxes............................... $(791,650) $  (600,564) $       --
                                         =========  ===========  ===========

     The tax effect of $220,000 related to the extraordinary item in 1998 approximates the federal statutory rate.

     As of December 31, 1999, the Company has research and development tax credit carryforwards for federal income tax purposes of $1,701,244, which begin to expire in 2011. Additionally, the Company has net operating loss carryforwards of $16,258,022 which expire beginning in 2018.

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

6. Benefit Plans

     The Company has established a 401(k) Plan that is available to all employees 21 years of age or older with one quarter year service to the Company. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions and has done so. All employee contributions are fully vested immediately and employer contribution vest 100% after completion of three years service. During 1997, 1998 and 1999, the Company contributed $1,017,896, $1,244,842 and $1,250,480 respectively, under the 401(k) Plan.

7. Legal Proceedings

     In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit.

                             EVOLVING SYSTEMS, INC.

     The Company is currently involved in a dispute with an employee concerning amounts allegedly owed to the employee in connection with his employment. The Company believes the employee's claims are without merit and the parties are currently seeking to resolve the dispute through mediation. Although it is too early to evaluate the outcome of this dispute, in the event the parties are unable to reach a mutually agreeable resolution and the employee subsequently succeeds in his claim, the outcome could have a material adverse effect on the Company's business, financial condition and results of operation.

     From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.