Form 10-Q
period 2000-03-31
EVOLVING SYSTEMS INC
filed 2000-05-04
CIK 1052054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

    As of March 31, 2000, there were outstanding 12,566,647 shares of Registrant's Common Stock (par value $0.001 per share).

                             EVOLVING SYSTEMS, INC.



PART 1  FINANCIAL INFORMATION                                               PAGE



Item 1. Financial Statements

        Balance Sheets
          March 31,2000 and December 31, 1999 (unaudited)................    3

        Statements of Operations
          for the three-month period ended March 31,
          2000 and 1999 (unaudited)......................................    4


        Condensed Statements of Cash Flow
          for the three month period ended March 31, 2000 and
          1999 (unaudited)...............................................    5



        Notes to Financial Statements....................................    5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    6

PART II OTHER INFORMATION................................................   10


Item 1. Legal Proceedings................................................   10

Item 2. Changes in Securities............................................   10

Item 3. Defaults on Senior Securities....................................   10

Item 4. Submission of Matters to a Vote of Security Holders..............   10

Item 5. Other Information................................................   11

Item 6. Exhibits and Reports on Form 8-K.................................   11

SIGNATURES...............................................................   11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             EVOLVING SYSTEMS, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                                                   March 31,                 December 31,
                                                                                     2000                       1999
                                                                                -------------              -------------
                        ASSETS
Current assets:
 Cash and cash equivalents                                                           $  5,798                   $  4,266
 Short-term investments - unrestricted                                                  7,210                     12,087
 Short-term investments - restricted                                                    5,967                      5,920
 Contract receivables, net                                                              7,798                      9,624
 Unbilled work-in-progress                                                             10,421                      8,349
 Prepaid and other current assets                                                       1,753                      1,575
                                                                                -------------              -------------
    Total current assets                                                               38,947                     41,821
Property and equipment, net                                                             6,412                      6,260
Deferred tax assets                                                                     1,547                      1,547
                                                                                -------------              -------------
    Total assets                                                                     $ 46,906                   $ 49,628
                                                                                =============              =============


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                                            $    614                   $    640
 Accounts payable and accrued liabilities                                               2,072                      2,999
 Unearned revenue and customer deposits                                                 7,108                      9,278
                                                                                -------------              -------------
   Total current liabilities                                                            9,794                     12,917
Long-term obligations                                                                      27                        170

Stockholders' equity:
 Preferred stock, $.001 par value, 2,000,000 shares authorized; no                      -----                      -----
  shares issued or outstanding
 Common stock, $.001 par value; 25,000,000 shares authorized; 12,566,647                   13                         12
  and 12,446,965 shares issued and outstanding as March 31, 2000 and December 31, 1999(unaudited), respectively
 Additional paid-in capital                                                            51,989                     51,774
 Deferred compensation                                                                    (74)                       (89)
 Accumulated deficit                                                                  (14,843)                   (15,156)
                                                                                -------------              -------------
   Total stockholders' equity                                                          37,085                     36,541
   Total liabilities and stockholder's equity                                        $ 46,906                   $ 49,628
                                                                                =============              =============

The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)



                                                                                   Three Months Ended March 31,
                                                                               ------------------------------------
                                                                                   2000                     1999
                                                                               -----------             ------------
Revenue:
 License fees and related services                                                 $ 3,280                  $   699
 Other services                                                                      8,409                    8,160
                                                                               -----------             ------------
   Total revenue                                                                    11,689                    8,859
                                                                               -----------             ------------

Cost of revenue:
 License fees and related services                                                   1,844                    2,012
 Other services                                                                      5,324                    4,776
                                                                               -----------             ------------
   Total cost of revenue                                                             7,168                    6,788
                                                                               -----------             ------------

  Gross margin                                                                       4,521                    2,071

Operating expenses:
 Sales and marketing                                                                 2,045                      672
 General and administrative                                                          2,405                    2,423
 Research and development                                                             ----                      394
   Total operating expense                                                           4,450                    3,489
                                                                               -----------             ------------

Income (loss) from operations                                                           71                   (1,418)
Litigation settlement and expenses                                                    ----                    3,251
Other income                                                                          (242)                    (178)
                                                                               -----------             ------------

Income (loss) before income taxes                                                      313                   (4,491)
Provision for (benefit from) income taxes                                             ----                     ----
                                                                               -----------             ------------
Net income (loss)                                                                  $   313                  $(4,491)
                                                                               ===========             ============

Basic earnings per common share:
Net income (loss) per common share                                                   $0.03                   $(0.37)
                                                                               ===========             ============
Diluted earnings per common share:
Net income (loss) per common share                                                   $0.02                   $(0.37)
                                                                               ===========             ============

Basic shares outstanding                                                            12,490                   12,068
Diluted shares outstanding                                                          14,341                   12,068

The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)



                                                                          Three Months Ended March 31,
                                                                      ------------------------------------
                                                                         2000                    1999
                                                                      -----------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   313                 $ (4,491)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Amortization of deferred compensation                                     (36)                      75
    Depreciation and amortization                                             912                      966
  Change in operating assets and liabilities:
    Contract receivables                                                    1,826                      618
    Unbilled work-in-progress                                              (2,072)                    (534)
    Prepaid and other current assets                                         (178)                   1,055
    Accounts payable and accrued liabilities                                 (927)                   2,598
    Unearned revenue and customer deposits                                 (2,170)                    (263)
                                                                      -----------            -------------
      Net cash provided by (used in) operating activities                  (2,332)                      24
                                                                      -----------            -------------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                  (1,064)                    (586)
  Sales (prchases) of short term investments                                4,830                   (3,465)
                                                                      -----------            -------------
      Net cash provided by (used in) investing activities                   3,766                   (4,051)
                                                                      -----------            -------------

FINANCING ACTIVITIES:
  Repayments of long-term obligations                                        (169)                    (419)
  Proceeds from the exercise of stock options                                 267                      161
      Net cash provided by (used in) financing activities                      98                     (258)
                                                                      -----------            -------------
  Net increase (decrease) in cash and cash equivalents                      1,532                   (4,285)
  Cash and cash equivalents at beginning of period                          4,266                   11,707
                                                                      -----------            -------------
  Cash and cash equivalents at end of period                              $ 5,798                 $  7,422
                                                                      ===========            =============

The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)   Basis of Presentation

    Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999.

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

  The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):


                                                           Three Months Ended
                                                                March 31,
                                                            2000       1999
                                                           -------    -------
Basic earnings per share:
     Net income (loss)                                     $   313    $(4,491)
     Weighted average common shares outstanding             12,490     12,068
     Basic net income (loss) per common share              $   .03    $  (.37)
                                                           =======    =======

Effect of dilutive securities:

     Options and warrants                                    1,851          -
     Diluted weighted average common shares outstanding     14,341     12,068
     Diluted net income (loss) per common share            $   .02    $  (.37)
                                                           =======    =======


(3) Contingencies, Litigation Settlement and Legal Fees

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

    The Company is currently involved in a dispute with a former officer concerning amounts allegedly owed to the former officer in connection with his employment. The Company believes the former officer's claims are without merit and the parties are currently seeking to resolve the dispute through mediation. Although it is too early to evaluate the outcome of this dispute, in the event the parties are unable to reach a mutually agreeable resolution and the employee subsequently succeeds in his claim, the outcome could have a material adverse effect on the Company's business, financial condition and results of operation.

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
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

    Evolving Systems provides the telecommunications industry with software products and systems integration for a full range of business and operational support systems solutions.

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

    License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

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


                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
Revenue:                                                                                               2000          1999
                                                                                                  -------------  -------------
       License fees and related services                                                                  28.1%           7.9%
       Other services                                                                                     71.9           92.1
                                                                                                  -------------  -------------
                 Total revenue                                                                           100.0          100.0

Cost of revenue:
       License fees and related services                                                                  15.8           22.7
       Other services                                                                                     45.5           53.9
                                                                                                  -------------  -------------
                 Total cost of revenue                                                                    61.3           76.6

       Gross margin                                                                                       38.7           23.4

Operating expenses:
       Sales and marketing                                                                                17.5            7.6
       General and administrative                                                                         20.6           27.4
       Research and development                                                                            0.0            4.4
                                                                                                  -------------  -------------
                 Total operating expenses                                                                 38.1           39.4

Income (loss) from operations                                                                               .6          (16.0)
Litigation settlement and expenses                                                                                       36.7
Other income, net                                                                                         (2.1)          (2.0)
                                                                                                  -------------  -------------

Income (loss) before income taxes                                                                          2.7          (50.7)
Net income (loss)                                                                                          2.7%         (50.7)%
                                                                                                  =============  =============

The three months ended March 31, 2000 compared to the three months ended March 31, 1999

Revenue. Total revenue increased approximately $2.8 million or 32% to $11.7 million in the three months-ended March 31, 2000 from $8.9 million in the three months ended March 31, 1999. License fees and related services revenue increased by $2.6 million or 369% to $3.3 million in the three months ended March 31, 2000 from $699,000 in the three months ended March 31, 1999, reflecting the increased demand for LNP in the three months ended March 31, 2000 due to increased demand from ILEC customers. The Company had one customer that purchased software where the services were not essential to the functionality of the software. For this customer, the software revenue was booked upon shipment. Other services revenue increased by $249,000 or 3% to $8.4 million in the three months ended March 31, 2000 from $8.2 million in the three months ended March 31, 1999, reflecting growth in consulting and custom programming projects with long-standing customers in 2000. As a percentage of total revenue, license fees and related services revenue increased to 28% for the three months ended March 31, 2000 from 8% for the three months ended March 31, 1999.

Cost of revenue. Total cost of revenue increased by $380,000 or 6% to $7.2 million in the three months ended March 31, 2000 from $6.8 million in the three months ended March 31, 1999. As a percentage of total revenue, costs decreased to 61.3% of revenue for the three months ended March 31, 2000 from 76.6% of revenue in the three months ended March 31, 1999. This is due to the mix in revenues moving to a higher percentage of license fees and related services in the three months ended March 31, 2000 that have a lower associated cost of revenues. Cost of license fees and related services decreased by $168,000 or 8% to $1.8 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. As a percentage of total revenue, cost of license fees and related services decreased to 15.8% for the three months ended March 31, 2000 from 22.7% in the three months ended March 31, 1999. The decline in costs of license fees and related services reflects the decreases in personnel assigned to LNP product development and maintenance efforts, with the maturity of the product, and reassignment of this staff to custom programming and systems integration efforts. Cost of other services increased by $548,000 or 12% to $5.3 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 1999. The increase in other services revenue for the three months ended March 31, 2000 was due to costs related to the increase in other services revenues and expense controls initiated in late 1998, which favorably impacted cost of other services for the three months ended March 31, 1999. The increase in other services gross margin is primarily attributable to the increasing cost of labor. The Company experienced an increase to total gross margin in the three months ended March 31, 2000 of 39% from 23% for the three months ended March 31, 1999. The change can be attributed to the increase in product related revenues with higher gross margins as previously discussed. The Company's expense levels are based significantly on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers.


Sales and marketing. Sales and marketing expenses increased by $1.4 million or 204% to $2 million in the three months ended March 31, 2000 from $672,000 in the three months ended March 31, 1999. As a percentage of revenue, sales and marketing increased to 17.5% of revenue in the three months ended March 31, 2000 from 7.6% in the three months ended March 31, 1999. This percentage increase reflects management's decision to increase the sales staff in 2000 to generate further demand for the Company's products and services. The sales and marketing headcount for the three months ended March 31, 2000 was 33 compared to 11 for the three months ended March 31, 1999.

General and administrative. General and administrative expenses decreased by $18,000 or 1% to $2.4 million in the three months ended March 31, 2000 from $2.4 million in the three months ended March 31, 1999. As a percentage of revenue, general and administrative expenses decreased to 20.6% in the three months ended March 31, 2000 from 27.4% in the three months ended March 31, 1999. The percentage decrease is a result of the relatively constant general and administrative expenses compared to increased revenues from the prior period.

Research and development. In the first Quarter of 2000, all Research and development expenses were charged to cost of revenue. This results from the Company entering into licenses with customers prior to the completion of the internal development.

Other income. Other income increased income by $64,000, or 36%, to $242,000 in the three months ended March 31, 2000 from $178,000 in the three months ended March 31, 1999. Interest expense declined $19,000 or 37% in the three months ended March 31, 2000 from $51,000 to $32,000 for the three months ended March 31, 1999. This expense results principally from interest expense on the Company's outstanding long term leases, which the Company has been steadily paying down. The increase in other income for the three months ended March 31, 2000 is due to interest income on increased customer deposits for work not yet performed.

Litigation settlement and expense. In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that the Company and certain of its officers misled the investing public regarding the financial prospects of the Company. The Company denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit.

Provision for (benefit from) income taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not that all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company recorded no income tax benefit related to 1999 operating losses, as management deems it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.


Liquidity and Capital Resources.

     The Company has historically financed its operations through a combination of cash flows from operations and borrowings. At March 31, 2000, the Company's principal sources of liquidity included $5.8 million in cash and cash equivalents, $7.2 million in unrestricted short term investments, and a $5.0 million secured bank line of credit, which expires in September 2000. As of March 31, 2000, the Company had no outstanding balance under the line of credit and the Company was in compliance with all related covenants.

     Net cash used by operating activities was $2.3 million in the three months ended March 31, 2000 compared to $24,000 provided by operations in the three months ended March 31, 1999. The primary uses of cash by operations in the three months ended March 31, 2000 were a decrease in unearned revenue and customer deposits of $2.2 million, an increase of $2.1 million in unbilled work-in-progress, a decrease of $927,000 in accounts payable and accrued liabilities and an increase in prepaid and other assets of $178,000. Receivables provided cash of $1.8 million during this period reflecting increased collections on major accounts. The main contributors to the provision of cash by operations in the three months ended March 31, 1999 were a decrease in prepaid and other assets of $1 million, partially offset by a decrease in unearned revenue and customer deposits of $263,000 and an increase in accounts payable and accrued liabilities of $2.6 million, primarily caused by the $2.5 million accrual of the litigation settlement. Receivables provided cash of $618,000 during this period reflecting increased collections on major accounts.

     Net cash provided from investing activities during the three months ended March 31, 2000 and used in investing activities during the three months ended March 31, 1999 was $3.8 million and $4.0 million respectively. Cash was provided from the sale of short term investments and used to acquire equipment and facilities to support operations.

     The Company's financing activities provided for $98,000 in cash through a combination of stock option exercises resulting in $267,000 and $169,000 in repayments of capital lease obligations for the period ended March 31, 2000. This compares to $258,000 in cash used in financing activities in the three months ended March 31, 1999 primarily for the repayment of capital leases.

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


    These results should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) delays in enforcement and implementation of the Telecommunications Act of 1996; (iii) customer's acceptance of Local Number Portability Products, (iv) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process (v) changes in management; and (vi) rapid technological change and intense competition in the Company's industry.



Year 2000 Capability

    To date, the Company has not encountered any significant problems with either the software sold to customers or to internal systems run by the Company. The Company had developed a detailed contingency plan and worked closely with customers and vendors to avoid Y2K problems. In 1999, expenses related to this effort were approximately $1,000,000. The Company does not expect to encounter any Y2K issues going forward and any additional resources needed to address Y2K if any, are not expected to be material.



                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

    None

Item 3. Defaults on Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    On March 23, 2000, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company. These matters will be voted on by the shareholders on April 27, 2000.

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

Date: 05/04/2000                    s/ David R. Johnson
                                    -------------------
                                    David R. Johnson
                                    Senior Vice President of Finance, Chief
                                    Financial Officer, Treasurer and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)