Form 10-Q
period 2000-06-30
EVOLVING SYSTEMS INC
filed 2000-08-10
CIK 1052054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ____________


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     Yes   X    No _____
         -----

     As of June 30, 2000, there were outstanding 12,710,320 shares of Registrant's Common Stock (par value $0.001 per share).

                            EVOLVING SYSTEMS, INC.


PART 1          FINANCIAL INFORMATION                                                            PAGE
Item 1. Financial Statements

        Balance Sheets
                June 30, 2000  and December 31, 1999 (unaudited)................................   3

        Statements of Operations
                for the three-month and six-month periods ended June 30,
                2000 and June 30, 1999 (unaudited)..............................................   4

        Condensed Statements of Cash Flow
                for the six-month periods ended June 30, 2000 and
                June 30, 1999 (unaudited).......................................................   5

        Notes to Financial Statements...........................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...   6

PART II         OTHER INFORMATION...............................................................  11

Item 1. Legal Proceedings                                                                         11

Item 2. Changes in Securities                                                                     11

Item 3. Defaults on Senior Securities                                                             11

Item 4. Submission of Matters to a Vote of Security Holders                                       11

Item 5. Other Information                                                                         11

Item 6. Exhibits and Reports on Form 8-K                                                          11

SIGNATURES......................................................................................  12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                                                June 30,        Dec. 31,
                                                                                  2000            1999
                                                                                --------        --------
                                    ASSETS
Current assets:
        Cash and cash equivalents                                               $    455        $  4,266
        Short-term investments - unrestricted                                      6,900          12,087
        Short-term investments - restricted                                        5,964           5,920
        Contract receivables, net                                                  9,261           9,624
        Unbilled work-in-progress                                                 14,993           8,349
        Prepaid and other current assets                                           1,771           1,575
                                                                                --------        --------
                Total current assets                                              39,344          41,821
Property and equipment, net                                                        6,029           6,260
Deferred tax assets                                                                1,547           1,547
                                                                                --------        --------
                Total assets                                                    $ 46,920        $ 49,628
                                                                                ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term obligations                                $    471        $    640
        Accounts payable and accrued liabilities                                   2,814           2,999
        Unearned revenue and customer deposits                                     5,467           9,278
                                                                                --------        --------
                Total current liabilities                                          8,752          12,917

Long-term obligations                                                                 10             170

Stockholders' equity:
        Preferred stock, $.001 par value, 2,000,000 shares authorized,
        no shares issued                                                               -               -
        Common stock, $.001 par value; 25,000,000 shares authorized;
        12,710,320 and 12,446,965 shares issued and outstanding as of
        June 30, 2000 and December 31, 1999, respectively.                            13              12
        Additional paid-in-capital                                                52,455          51,774
        Deferred compensation                                                        (67)            (89)
        Accumulated deficit                                                      (14,243)        (15,156)
                                                                                --------        --------
                Total stockholders' equity                                        38,158          36,541
                                                                                --------        --------

                Total liabilities and stockholders' equity                      $ 46,920        $ 49,628
                                                                                ========        ========

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------     ---------------------------
                                                  2000               1999         2000               1999
                                                --------           --------     --------           --------
Revenue:
  License fees and related services             $  5,438           $    605     $  8,717           $  1,304
  Other services                                   8,663              9,200       17,073             17,361
                                                --------           --------     --------           --------
        Total revenue                             14,101              9,805       25,790             18,665
                                                --------           --------     --------           --------

Cost of revenue:
  License fees and related services                2,013              2,056        3,857              4,069
  Other services                                   6,500              5,100       11,825              9,875
                                                --------           --------     --------           --------
        Total cost of revenue                      8,513              7,156       15,682             13,944
                                                --------           --------     --------           --------

  Gross margin                                     5,588              2,649       10,108              4,721

Operating expenses:
  Sales and marketing                              2,274                911        4,319              1,583
  General and administrative                       2,925              2,391        5,330              4,815
  Research and development                            --                 --           --                393
                                                --------           --------     --------           --------
        Total operating expenses                   5,199              3,302        9,649              6,791
                                                --------           --------     --------           --------
Income (loss) from operations                        389               (653)         459             (2,070)

Other income (expense), net                          211                121          454             (2,951)
                                                --------           --------     --------           --------

Net income (loss)                               $    600           $   (532)    $    913           $ (5,021)
                                                ========           ========     ========           ========

Earnings per common share:
Basic                                           $    .05           $   (.04)    $    .07           $   (.42)
Diluted                                         $    .05           $   (.04)    $    .07           $   (.42)

Weighted average shares outstanding:
Basic shares outstanding                          12,626             12,127       12,558             12,097
Diluted shares outstanding                        13,268             12,127       13,804             12,097

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          2000             1999
                                                                                        --------         --------
Operating activities:
  Net income (loss)                                                                     $    913         $ (5,021)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Amortization of deferred compensation                                                     22              136
    Depreciation and amortization                                                          1,742            1,462
    Loss (gain) on disposal of property and equipment                                         30              ---
    Change in operating assets and liabilities:
    Contract receivables                                                                     363           (1,591)
    Unbilled work-in-progress                                                             (6,644)             775
    Prepaid and other assets                                                                (196)           1,231
    Accounts payable and accrued liabilities                                                (186)            (632)
    Unearned revenue and customer deposits                                                (3,811)             194
                                                                                        --------         --------
        Net cash used in operating activities                                             (7,767)          (3,446)
                                                                                        --------         --------
Investing activities:
    Purchases of property and equipment                                                   (1,540)            (892)
    Sales maturities (purchases) of short-term investments                                 5,143           (2,467)
                                                                                        --------         --------
        Net cash provided by (used in) investing activities                                3,603           (3,359)
                                                                                        --------         --------
Financing activities:
    Repayment of long-term obligations                                                      (329)            (777)
    Proceeds from issuance of common stock                                                   682              226
                                                                                        --------         --------
        Net cash provided by (used in) financing activities                                  353             (551)
                                                                                        --------         --------

  Net decrease in cash and cash equivalents                                               (3,811)          (7,356)
  Cash and cash equivalents at beginning of period                                         4,266           11,707
                                                                                        --------         --------
  Cash and cash equivalents at end of period                                            $    455         $  4,351
                                                                                        ========         ========

   The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation

     Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 and filed with the SEC March 21, 2000.

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

(2)  Earnings (Loss) Per Common Share

     Basic EPS was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive. There were 494,348 shares excluded from the calculation of common shares calculation because these options are out of the money and thus antidilutive in the weighted calculation.

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,                June 30,
                                                                 2000        1999        2000        1999
Basic earnings per share:
        Net income (loss)                                         $600       $(532)       $913     $(5,021)
        Weighted average common shares outstanding              12,626      12,127      12,558      12,097
        Basic net income (loss) per common share                  $.05       $(.04)       $.07       $(.42)

Effect of dilutive securities:

        Options and warrants                                       642           -       1,246           -
        Diluted weighted average common shares outstanding      13,268      12,127      13,804      12,097
        Diluted net income (loss) per common share                $.05       $(.04)       $.07       $(.42)

(3)  Contingencies, Litigation Settlement and Legal Fees

     In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The Company denied the allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit.

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

     In arrangements where the services are not essential to the functionality of the delivered software, the Company recognizes license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the customer has accepted the software. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists. If vendor specific objective evidence of fair value does not exist, fees from such arrangements are deferred until the earlier of the date that vendor specific objective evidence of fair value does exist or all of the elements are delivered.

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

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------     -------------------------
                                                         (unaudited)                   (unaudited)
                                                         -----------                   -----------
                                                  2000               1999         2000             1999
                                                --------           --------     --------         --------
Revenue:
  License fees and related services                 38.6%               6.2%        33.8%             7.0%
  Other services                                    61.4               93.8         66.2             93.0
                                                --------           --------     --------         --------
        Total revenue                              100.0              100.0        100.0            100.0

Cost of revenue:
  License fees and related services                 14.3               21.0         15.0             21.8
  Other services                                    46.1               52.0         45.9             52.9
                                                --------           --------     --------         --------
        Total cost of revenue                       60.4               73.0         60.9             74.7

  Gross margin                                      39.6               27.0         39.1             25.3

Operating expenses:
  Sales and marketing                               16.1                9.3         16.7              8.5
  General and administrative                        20.7               24.4         20.7             25.8
  Research and development                           0.0                0.0          0.0              2.1
                                                --------           --------     --------         --------
        Total operating expenses                    36.8               33.7         37.4             36.4

Income (loss) from operations                        2.8              (6.7)          1.7           (11.1)
Other income (expense), net                          1.5                1.2          1.8           (15.8)
                                                --------           --------     --------         --------
Income (loss) before income taxes                    4.3              (5.5)          3.5           (26.9)
Provision for (benefit from) income taxes            0.0                0.0          0.0              0.0
                                                --------           --------     --------         --------
Net income (loss)                                    4.3%              (5.5)%        3.5%          (26.9)%
                                                ========           ========     ========         ========

The three months ended June 30, 2000 compared to the three months ended June 30, 1999

Revenue. Total revenue increased approximately $4.3 million or 44% to $14.1 million in the three months-ended June 30, 2000 from $9.8 million in the three months ended June 30, 1999. License fees and related services revenue increased by $4.8 million or 799% to $5.4 million in the three months ended June 30, 2000 from $605,000 in the three months ended June 30, 1999, reflecting the increase in major LNP projects in 2000 and increased demand for Local Number Portability ("LNP") in the three months ended June 30, 2000 due to new features offered in the LNP product suite. Other services revenue decreased by $537,000 or 6% to $8.7 million in the three months ended June 30, 2000 from $9.2 million in the three months ended June 30, 1999, reflecting less demand for integration services. As a percentage of total revenue license fees and related services revenue increased to 39% for the three months ended June 30, 2000 from 6% for the three months ended June 30, 1999.

Cost of revenue. Total cost of revenue increased by $1.3 million or 19% to $8.5 million in the three months ended June 30, 2000 from $7.2 million in the three months ended June 30, 1999. As a percentage of total revenue, costs decreased to 60% of revenue for the three months ended June 30, 2000 from 73% of revenue in the three months ended June 30, 1999. This is due to the significant increase in license fees and related services revenues in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Cost of license fees and related services decreased by $43,000 or 2% to $2.0 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999, due to decreased staffing.

As a percentage of total revenue, cost of license fees and related services decreased to 14% for the three months ended June 30, 2000 from 21% in the three months ended June 30, 1999. The decline in costs of license fees and related services reflects the decreases in personnel assigned to LNP product development and maintenance efforts, with the maturity of the product, and reassignment of this staff to custom programming and systems integration efforts. Cost of other services increased by $1.4 million or 27% to $6.5 million for the three months ended June 30, 2000 from $5.1 million for the three months ended June 30, 1999. The increase in costs is due primarily to the recent increases in the cost of labor. Increases specifically are due to increasing salary expense and the cost of subcontracted labor in India.

The Company experienced a 40% gross margin. This is an increase in total gross margin in the three months ended June 30, 2000 of 13% from 27% for the three months ended June 30, 1999. The change can be attributed to the increase in higher margin product related revenues previously discussed and a largely fixed cost of goods based on staffing.

The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers.

Sales and marketing. Sales and marketing expenses increased by $1.4 million or 150% to $2.3 million in the three months ended June 30, 2000 from $911,000 in the three months ended June 30, 1999. As a percentage of revenue, sales and marketing increased to 16% of revenue in the three months ended June 30, 2000 from 9% in the three months ended June 30, 1999. This percentage increase reflects management's decision to increase the sales staff in 2000 to increase sales of the Company's products and services. The sales and marketing headcount for the three months ended June 30, 2000 was 32 compared to 21 for the three months ended June 30, 1999.

General and administrative. General and administrative expenses increased by $534,000 or 22% to $2.9 million in the three months ended June 30, 2000 from $2.4 million in the three months ended June 30, 1999. As a percentage of revenue, general and administrative expenses decreased to 21% in the three months ended June 30, 2000 from 24% in the three months ended June 30, 1999. The percentage decrease is a result of the relatively constant general and administrative expenses related to revenues increasing at a faster rate than expenses.

Research and development. Research and development expenses remained at $0 in the three months ended June 30, 2000 from the three months ended June 30, 1999, reflecting the continuing company strategy to develop new products in connection with funded customer projects. The Company records the cost of research and development in cost of revenue as the Company records revenue related to these projects.

Other (income) expense, net. Other (income) expense, net reflected increased income of $90,000, or 74%, to $211,000 in the three months ended June 30, 2000 from $121,000 in the three months ended June 30, 1999. Interest expense remained comparable in the three months ended June 30, 2000 at $45,000 to the three months ended June 30, 1999. This expense resulted principally from interest expense on the Company's outstanding long-term leases for the three months ended June 30, 1999 and from a combination of interest expense on outstanding long-term leases and a loss on the sale of company pc's for the three months ended June 30, 2000. The increase in interest income for the three months ended June 30, 2000 is due to interest earned on increased customer deposits for work not yet performed.

Litigation settlement and expense. In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The Company denied the allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit.

Provision for (benefit from) income taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not that all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. Management deems it inappropriate to record any additional tax until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

The six months ended June 30, 2000 compared to the six months ended June 30,
1999

Revenue. Total revenue increased approximately $7.1 million or 38% to $25.8 million in the six months ended June 30, 2000 from $18.7 million in the six months ended June 30, 1999. License fees and related services revenue increased by $7.4 million or 568% to $8.7 million in the six months ended June 30, 2000 from $1.3 million in the six months ended June 30, 1999, reflecting growing LNP product strength since the prior period. Other services revenue decreased by $288,000 or 2% to $17.1 million in the six months ended June 30, 2000 from $17.4 million in the six months ended June 30, 1999, as a result of less demand for integration services. As a percentage of total revenue, other services revenue decreased to 66% for the six months ended June 30, 2000 from 93% for the six months ended June 30, 1999.

Cost of revenue. Cost of revenue increased $1.7 million or 12% to $15.7 million in the six months ended June 30, 2000 from $13.9 million in the six months ended June 30, 1999. License fees and related services cost decreased by $212,000 or 5% to $3.9 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. The decline in costs of license fees and related services reflects the decreases in personnel assigned to LNP product development and maintenance efforts, with the maturity of the product, and reassignment of this staff to custom programming and systems integration efforts. Other services cost increased $2 million or 20% to $11.8 million in the six months ended June 30, 2000 from $9.9 million in the six months ended June 30, 1999. The increase in costs is due primarily to the recent increases in the cost of labor. Increases specifically are due to increasing salary expense and the cost of subcontracted labor in India.

Sales and marketing. Sales and marketing expenses increased by $2.7 million or 173% to $4.3 million in the six months ended June 30, 2000 from $1.6 million in the six months ended June 30, 1999. As a percentage of revenue, sales and marketing expenses increased to 17% of revenue in the six months ended June 30, 2000 from 9% in the six months ended June 30, 1999. This percentage increase reflects management's decision to increase the sales staff in 2000 to increase sales of the Company's products and services. The sales and marketing headcount for the six months ended June 30, 2000 was 32 compared to 21 for the six months ended June 30, 1999.

General and administrative. General and administrative expenses increased by $515,000 or 11% to $5.3 million in the six months ended June 30, 2000 from $4.8 million in the six months ended June 30, 1999. As a percentage of revenue, general and administrative expenses decreased to 21% in the six months ended June 30, 2000 from 26% in the six months ended June 30, 1999. The percentage decrease is a result of the relatively constant general and administrative expenses compared to increased revenues from the prior period.

Research and development. Research and development expenses decreased by $393,000, or 100%, to $0 in the six months ended June 30, 2000 from $393,000 in the six months ended June 30, 1999. As a percentage of revenue, research and development expenses decreased to 0% in the six months ended June 30, 2000 from 2% in the six months ended June 30, 1999, reflecting the change in company strategy to develop new products in connection with funded customer projects. The Company records the cost of research and development in cost of revenue as the Company records revenue related to these projects.

Other income (expense), net. Other income (expense), net increased by $3.4 million or 115%, to $454,000 in the six months ended June 30, 2000 from an expense of $(3.0) million in the six months ended June 30, 1999. As a percentage of revenue, other income (expense) decreased to 2% of income in the six months ended June 30, 2000 from (16)% of expense in the six months ended June 30, 1999. This income (expense) change resulted from a decline in interest expense as debt was retired and a one-time charge of $3.3 million for the settlement of the shareholder suit, in the six months ended June 30, 1999.

Benefit from income taxes. The Company did not record any tax benefit for the periods ending June 30, 1999 and June 30, 2000. The Company deems it inappropriate to book such benefits until the market for the Company's products and services stabilizes and projected operating results reflect greater certainty of profitability and the ability to realize such benefits.

Liquidity and Capital Resources.

     The Company has historically financed its operations through a combination of cash flow from operations, borrowings and its initial public offering in May 1998. At June 30, 2000, the Company's principal sources of liquidity included

$455,000 million in cash and cash equivalents, $12.9 million in short-term investments (excluding $6 million in restricted investments), a $5.0 million secured bank line of credit, which expires in September 2000. As of June 30, 2000, the Company had no outstanding balance under the line of credit and the Company was in compliance with all related covenants.

     Net cash used by operating activities was $7.8 million in the six months ended June 30, 2000 compared to $3.4 million used by operations in the six months ended June 30, 1999. The primary uses of cash by operations in the three months ended June 30, 2000 were a decrease in unearned income of $3.8 million, an increase of $6.6 million in unbilled work-in-process, an increase of prepaid and other assets of $196,000 and an increase of $186,000 in accounts payable and accrued liabilities. The significant increase in unbilled work-in-process is due primarily to the timing of milestone payments per contract terms compared to revenue recognized based on a percent of completion basis for three significant projects at the end of June 2000. Receivables provided cash of $363,000 during this period reflecting increased collections on major accounts.

     Net cash provided by investing activities during the six months ended June 30, 2000 was $3.6 million compared to $3.4 million used by investing activities in the six months ended June 30, 1999. Purchases of property and equipment to support operations accounted for $1.5 million in the six months ended June 30, 2000 compared to $892,000 for the six months ended June 30, 1999. The sale of $5.1 million in short-term investments provided cash during the six months ended June 30, 2000 compared to $2.5 million in cash used to purchase short-term investments during the six months ended June 30, 1999.

     The Company's financing activities provided for $352,000 in cash through a combination of the sale of common stock options upon the exercise of stock options for $681,000 and $329,000 in repayments for capital lease obligations for the six months ended June 30, 2000. This compares to $551,000 in cash used in financing activities in the six months ended June 30, 1999 for the repayment of capital leases partially offset by the proceeds from the issuance of stock.

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

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; changes in management; product lifecycles; the Company' success in building a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

     A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has generally recognized both license fees and service fee revenue under its customer contracts using the percentage-of-completion method. The Company has broadened its strategy to include the development and sale of its standard, packaged software products and third party software products. To the extent that the Company is successful in doing so, the Company expects that it may be able to record future revenue from license fees upon the acceptance of a software product to a customer. The Company's ability to recognize revenue on software licenses as packaged software solutions at the time of delivery depends on its ability to separately license the software and separately sell implementation services, as well as technical factors and customer expectations and requirements. There can be no assurance that the Company will be able to achieve or maintain a sales model that allows the Company to record license fees when software products are accepted by customers. Furthermore, software companies that account for revenue from license fees upon acceptance of software products may be exposed to increased risk of quarterly fluctuations. To the extent that this pattern develops at the Company, any failure or delay in the delivery of orders during any given quarter could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of revenue recognition from the Company's contracts has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

     These results should be read in conjunction with the risk factors defined in the Company's Form 10-K for the year ended December 31, 1999. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) delays in enforcement and implementation of the Telecommunications Act of 1996; (iii) customer's acceptance of Local Number Portability products, (iv) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process including but not limited to, (v) changes in management; and (vi) rapid technological change and intense competition in the Company's industry.


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

     In June 2000 the Company resolved its dispute with a former officer through mediation, without material adverse effect on the Company's business, financial condition and results of operation.

     From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

     On March 15, 2000, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company. All motions were passed by the shareholders.

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

Date: 8/10/2000                      /s/ David R. Johnson
                                     ----------------------------------
                                     David R. Johnson
                                     Senior Vice President of Finance, Chief
                                     Financial Officer, Treasurer and
                                     Assistant Secretary
      (Principal Financial and Accounting Officer)