Form 10-Q
period 2000-09-30
EVOLVING SYSTEMS INC
filed 2000-11-13
CIK 1052054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------


(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                        Commission file number 0-24081


                            Evolving Systems, Inc.
            (Exact Name of Registrant as Specified in its Charter)


                       Delaware                                                         84-1010843
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

9777 Mt. Pyramid Court, Englewood, Colorado                                                80112
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

         Yes    X        No _____
              -----

         As of September 30, 2000, there were outstanding 12,808,663 shares of Registrant's Common Stock (par value $0.001 per share).

                            EVOLVING SYSTEMS, INC.

PART 1        FINANCIAL INFORMATION                                                                                           PAGE
Item 1. Financial Statements

        Balance Sheets
              September 30, 2000 and December 31, 1999 (unaudited)......................................................         3

        Statements of Operations
              for the three-month and nine-month periods ended September 30,
              2000 and September 30, 1999 (unaudited)...................................................................         4

        Condensed Statements of Cash Flow
              for the nine-month periods ended September 30, 2000 and
              September 30, 1999 (unaudited)............................................................................         5


        Notes to Financial Statements (unaudited).......................................................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................         6

PART II       OTHER INFORMATION.........................................................................................        11

Item 1. Legal Proceedings                                                                                                       11

Item 2. Changes in Securities                                                                                                   11

Item 3. Defaults on Senior Securities                                                                                           11

Item 4. Submission of Matters to a Vote of Security Holders                                                                     11

Item 5. Other Information                                                                                                       12

Item 6. Exhibits and Reports on Form 8-K                                                                                        12

SIGNATURES..............................................................................................................        12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            EVOLVING SYSTEMS, INC.
                                BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                                                             September 30,    December 31,
                                                                                                 2000             1999
                                                                                                 ----             ----
                                  ASSETS
            Current assets:
                      Cash and cash equivalents                                                $   1,661       $   4,266
                      Short-term investments - unrestricted                                        6,724          12,087
                      Short-term investments - restricted                                              -           5,920
                      Contract receivables, net                                                   17,139           9,624
                      Unbilled work-in-progress                                                   11,052           8,349
                      Prepaid and other current assets                                             1,461           1,575
                                                                                               ---------       ---------
                                  Total current assets                                            38,037          41,821
            Property and equipment, net                                                            5,561           6,260
            Deferred tax assets                                                                    1,547           1,547
                                                                                               ---------       ---------
                                                               Total assets                    $  45,145       $  49,628
                                                                                               =========       =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
                      Current portion of long-term obligations                                 $     318       $     640
                      Accounts payable and accrued liabilities                                     3,925           2,999
                      Unearned revenue and customer deposits                                       5,584           9,278
                                                                                               ---------       ---------
                                  Total current liabilities                                        9,827          12,917
            Long-term obligations                                                                      1             170

            Stockholders' equity:
                      Preferred stock, $.001 par value, 2,000,000 shares
                        authorized, no shares issued                                                 ___             ___
                      Common stock, $.001 par value; 25,000,000 shares authorized;
                        12,808,663 and12,446,965 shares issued and outstanding as of
                        September 30, 2000 and December 31, 1999, respectively                        13              12
                      Additional paid-in-capital                                                  52,787          51,774
                      Deferred compensation                                                          (56)            (89)
                      Accumulated deficit                                                        (17,427)        (15,156)
                                                                                               ---------       ---------
                                          Total stockholders' equity                              35,317          36,541
                                                                                               ---------       ---------
                                          Total liabilities and stockholders' equity           $  45,145       $  49,628
                                                                                               =========       =========

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                              --------------------------------  -------------------------------
   Revenue:                                                        2000            1999             2000            1999
                                                                   ----            ----             ----            ----
          License fees and related services                      $   3,496       $   3,130       $   12,214      $    4,434
          Other services                                             7,918           7,652           24,991          25,013
                                                                 ---------       ---------       ----------      ----------
                                   Total revenue                    11,414          10,782           37,205          29,447
                                                                 =========       =========       ==========      ==========

   Cost of revenue:
          License fees and related services                          2,767           2,051            6,624           6,120
          Other services                                             6,570           4,302           18,395          14,177
                                                                 ---------       ---------       ----------      ----------
                                   Total cost of revenue             9,337           6,353           25,019          20,297
                                                                 =========       =========       ==========      ==========

          Gross margin                                               2,077           4,429           12,186           9,150

   Operating expenses:
          Sales and marketing                                        2,111           1,231            6,431           2,813
          General and administrative                                 3,115           2,585            8,445           7,400
          Research and development                                     130             504              130             897
                                                                 ---------       ---------       ----------      ----------
                                   Total operating expenses          5,356           4,320           15,006          11,110
                                                                 =========       =========       ==========      ==========

   Income (loss) from operations                                    (3,279)            109           (2,820)         (1,960)
   Other income (expense), net                                         113             271              567          (2,681)
                                                                 ---------       ---------       ----------      ----------

   Income (loss) before income taxes                                (3,166)            380           (2,253)         (4,641)
   Provision for income taxes                                           18               -               18               -
                                                                 ---------       ---------       ----------      ----------

   Net income (loss)                                             $  (3,184)      $     380       $   (2,271)     $   (4,641)
                                                                 =========       =========       ==========      ==========

   Earnings per common share:
   Basic                                                         $   (0.25)      $     .03        $  (0.18)      $     (.38)
   Diluted                                                       $   (0.25)      $     .03        $  (0.18)      $     (.38)

   Weighted average shares outstanding:
   Basic shares outstanding                                         12,744          12,192          12,620           12,100
   Diluted shares outstanding                                       12,744          13,182          12,620           12,100

The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (unaudited)


                                                                                  Nine Months Ended September 30,
                                                                                  ------------------------------

                                                                                    2000                  1999
                                                                                    ----                  ----
Operating activities:
    Net loss                                                                    $ (2,271)             $  (4,641)

    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Amortization of deferred compensation                                           33                    196
      Depreciation and amortization                                                2,512                  2,274
      Loss on disposal of property and equipment                                      62                    ---
      Change in operating assets and liabilities:
        Net contract receivables                                                  (7,515)                 5,470
        Unbilled work-in-progress                                                 (2,703)                (3,747)
        Prepaid and other assets                                                     114                    924
        Accounts payable and accrued liabilities                                     926                 (1,134)
        Unearned revenue and customer deposits                                    (3,694)                 5,735
                                                                                --------               --------
           Net cash provided by (used in) operating activities                   (12,536)                 5,077
                                                                                --------               --------
Investing activities:
      Purchases of property and equipment, net                                    (1,875)                (1,300)
      Maturities (purchases) of short-term investments                            11,283                (14,534)
                                                                                --------               --------

           Net cash provided by (used in) investing activities                     9,408                (15,834)
                                                                                --------               --------
Financing activities:
      Repayment of long-term obligations                                            (491)                (1,030)
      Proceeds from issuance of common stock                                       1,014                    408
                                                                                --------               --------
           Net cash provided by (used in) financing activities                       523                   (622)
                                                                                --------               --------

    Net decrease in cash and cash equivalents                                     (2,605)               (11,379)
    Cash and cash equivalents at beginning of period                               4,266                 11,707
                                                                                --------               --------
    Cash and cash equivalents at end of period                                   $ 1,661                 $  328
                                                                                ========               ========

     The accompanying notes are an integral part of the financial statements.

                            EVOLVING SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation

     Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 and filed with the SEC March 21, 2000.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Earnings (Loss) Per Common Share

     Basic EPS was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive. There were 398,472 shares excluded from the calculation of weighted average common shares because these options are out of the money and thus antidilutive in the weighted calculation.

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                           Three Months Ended       Nine Months Ended
                                                                             September 30,             September 30,
                                                                           2000         1999         2000          1999
Basic earnings per share:
         Net income (loss)                                               $(3,184)      $   380       $ (2,271)     $ (4,641)
         Weighted average common shares outstanding                       12,744        12,192         12,620        12,100
         Basic net income (loss) per common share                        $  (.25)      $   .03       $   (.18)     $   (.38)

Effect of dilutive securities:

         Options and warrants                                                  -           990              -             -
         Diluted weighted average common shares outstanding               12,744        13,182         12,620        12,100
         Diluted net income (loss) per common share                      $  (.25)      $   .03       $   (.18)     $   (.38)

(3) Contingencies, Litigation Settlement and Legal Fees

     In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The Company denied the allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit. This charge was recorded in the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL
-------

     Evolving Systems provides the telecommunications industry with solutions comprised of software products and systems integration services for a full range of operational support systems, and network element software and wireless data applications.

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


                                                                         Three Months Ended          Nine Months Ended
                                                                         ------------------          -----------------
                                                                            September 30,              September 30,
                                                                            ------------               ------------
                                                                             (unaudited)                (unaudited)
                                                                             -----------                ----------
Revenue:                                                                     2000      1999           2000      1999
                                                                             ----      ----           ----      ----
       License fees and related services                                     30.6%     29.0%          32.8%     15.1%
       Other services                                                        69.4      71.0           67.2      84.9
                                                                         --------   -------         ------   -------
                                         Total revenue                      100.0     100.0          100.0     100.0

Cost of revenue:
       License fees and related services                                     24.2      19.0           17.8      20.8
       Other services                                                        57.6      39.9           49.4      48.1
                                                                         --------   -------         ------   -------
                                         Total cost of revenue               81.8      58.9           67.2      68.9

       Gross margin                                                          18.2      41.1           32.8      31.1

Operating expenses:
       Sales and marketing                                                   18.5      11.4           17.3       9.6
       General and administrative                                            27.3      24.0           22.7      25.1
       Research and development                                               1.1       4.7            0.3       3.0
                                                                         --------   -------         ------   -------
                                         Total operating expenses            46.9      40.1           40.3      37.7

Income (loss) from operations                                               (28.7)      1.0           (7.5)     (6.6)

Other income (expense), net                                                   1.0       2.5            1.5      (9.1)
                                                                         --------   -------         ------   -------

Income (loss) before income taxes                                           (27.7)      3.5           (6.0)    (15.7)
Provision for (benefit from) income taxes                                     0.2       0.0            0.1       0.0
                                                                         --------   -------         ------   -------

                                                  Three Months Ended      Nine Months Ended
                                                  ------------------      -----------------
                                                     September 30,          September 30,
                                                     ------------           ------------
Net income (loss)                                 (27.9)%     3.5%          (6.1)%   (15.7)%
                                                  =====     =====         ======     =====


The three months ended September 30, 2000 compared to the three months ended September 30, 1999

Revenue. Total revenue increased $632,000 or 6% to $11.4 million in the three months-ended September 30, 2000 from $10.8 million in the three months ended September 30, 1999. License fees and related services revenue increased by $366,000 or 12% to $3.5 million in the three months ended September 30, 2000 from $3.1 million in the three months ended September 30, 1999, reflecting an increase in major Local Number Portability ("LNP") projects in 2000 and increased demand for LNP in the three months ended September 30, 2000 due to new features offered in the LNP product suite. The increase was expected to be significantly higher based upon the expected receipt of a major contract from a Regional Bell Operating Company (RBOC) customer. The contract was delayed due to a longer than expected sales cycle. Other services revenue increased by $266,000 or 3% to $7.9 million in the three months ended September 30, 2000 from $7.7 million in the three months ended September 30, 1999. As a percentage of total revenue license fees and related services revenue increased to 31% for the three months ended September 30, 2000 from 29% for the three months ended September 30, 1999.

Cost of revenue. Total cost of revenue increased by $3.0 million or 47% to $9.3 million in the three months ended September 30, 2000 from $6.4 million in the three months ended September 30, 1999. As a percentage of total revenue, costs increased to 82% of revenue for the three months ended September 30, 2000 from 59% of revenue in the three months ended September 30, 1999. Cost of license fees and related services increased by $716,000 or 35% to $2.8 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999, due to effort expended on software enhancements.

As a percentage of total revenue, cost of license fees and related services increased to 24% for the three months ended September 30, 2000 from 19% in the three months ended September 30, 1999. The increase in costs of license fees and related services reflects the increases in subcontractor personnel assigned to LNP product development and maintenance efforts related to new functionality in the LNP suite. Cost of other services increased by $2.3 million or 53% to $6.6 million for the three months ended September 30, 2000 from $4.3 million for the three months ended September 30, 1999. The increase in costs is due primarily to the recent increases in the cost of labor. Increases specifically are due to increasing salary expense for existing staff and the cost of additional subcontracted labor in India to produce new features and functionality.

The Company experienced an 18% gross margin. This is a decrease in total gross margin in the three months ended September 30, 2000 of 23% from 41% for the three months ended September 30, 1999. The decrease in gross margin is related to the increasing salary expense and the cost of subcontracted labor in India. The gross margin continues to be affected by the fact that substantially all of the Company's R&D activity has traditionally been done under contract for customers and accounted for as a cost of revenue.

The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers.

Sales and marketing. Sales and marketing expenses increased by $880,000 or 71% to $2.1 million in the three months ended September 30, 2000 from $1.2 million in the three months ended September 30, 1999. As a percentage of revenue, sales and marketing increased to 19% of revenue in the three months ended September 30, 2000 from 11% in the three months ended September 30, 1999. This percentage increase reflects management's decision to increase the sales staff in 2000 to increase sales of the Company's products and services. The sales and marketing headcount for the three months ended September 30, 2000 was 32 compared to 25 for the three months ended September 30, 1999.

General and administrative. General and administrative expenses increased by $530,000 or 21% to $3.1 million in the three months ended September 30, 2000 from $2.6 million in the three months ended September 30, 1999. As a percentage of revenue, general and administrative expenses increased to 27% in the three months ended September 30, 2000 from 24% in the three months ended September 30, 1999. The increase is primarily a result of increasing salary and fringe costs, depreciation and an increase in the allowance for bad debt in absolute dollars.

Research and development. Research and development expenses decreased by $374,000, or 74%, to $130,000 in the three months ended September 30, 2000 from $504,000 in the three months ended September 30, 1999, reflecting the continuing company strategy to develop new products under contract with customers. The Company records the cost of research and development in cost of revenue as the Company records revenue related to these projects. As a percentage of revenue, research and development expenses decreased to 1% in the three months ended September 30, 2000 from 5% in the three months ended September 30, 1999 reflecting the Company's strategy to develop new products under contract with customers.

Other income (expense), net. Other income (expense), net, reflected decreased income of $158,000, or 58%, to $113,000 in the three months ended September 30, 2000 from $271,000 in the three months ended September 30, 1999. While interest expense declined as debt was paid down, interest income for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, also declined due to the decreased interest earned on a lower cash balance. Cash and cash equivalents and short-term investments were $21.8 million on September 30,1999 compared to $8.4 million on September 30, 2000.

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

Provision for (benefit from) income taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not that all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. Management deems it inappropriate to record any additional tax until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized. An $18,000 expense was recorded for anticipated Alternative Minimum Tax (AMT) due in the three months ended September 30, 2000.

The nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

Revenue. Total revenue increased $7.8 million or 26% to $37.2 million in the nine months ended September 30, 2000 from $29.4 million in the nine months ended September 30, 1999. License fees and related services revenue increased by $7.8 million or 175% to $12.2 million in the nine months ended September 30, 2000 from $4.4 million in the nine months ended September 30, 1999, reflecting growing LNP product demand since the prior period. Other services revenue remained constant at $25.0 million in the nine months ended September 30, 2000 from the nine months ended September 30, 1999. As a percentage of total revenue, other services revenue decreased to 67% for the nine months ended September 30, 2000 from 85% for the nine months ended September 30, 1999.

Cost of revenue. Cost of revenue increased $4.7 million or 23% to $25.0 million in the nine months ended September 30, 2000 from $20.3 million in the nine months ended September 30, 1999. License fees and related services cost increased by $504,000 or 8% to $6.6 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999. The increase in costs of license fees and related services reflects the increases in subcontractor personnel assigned, including subcontracted labor in India, for LNP product development and maintenance efforts. Other services cost increased $4.2 million or 30% to $18.4 million in the nine months ended September 30, 2000 from $14.2 million in the nine months ended September 30, 1999. The increase in costs is due primarily to the recent increases in the cost of labor.

Sales and marketing. Sales and marketing expenses increased by $3.6 million or 129% to $6.4 million in the nine months ended September 30, 2000 from $2.8 million in the nine months ended September 30, 1999. As a percentage of revenue, sales and marketing expenses increased to 17% of revenue in the nine months ended September 30, 2000 from 10% in the nine months ended September 30, 1999. This percentage increase reflects management's decision to increase the sales staff in 2000 to increase sales of the Company's products and services. The sales and marketing headcount for the nine months ended September 30, 2000 was 32 compared to 25 for the nine months ended September 30, 1999.

General and administrative. General and administrative expenses increased by $1.0 million or 14% to $8.4 million in the nine months ended September 30, 2000 from $7.4 million in the nine months ended September 30, 1999. General and administrative expenses as a percentage of revenues was lower than the nine months ended the previous year due to increasing revenues. As a percentage of revenue, general and administrative expenses decreased to 23% in the nine months ended September 30, 2000 from 25% in the nine months ended September 30, 1999. The increase in absolute dollars is primarily the result of the increasing salary and fringe costs, depreciation and an increase in the allowance for bad debt.

Research and development. Research and development expenses decreased by $767,000 or 86%, to $130,000 in the nine months ended September 30, 2000 from $897,000 in the nine months ended September 30, 1999. As a percentage of revenue, research and development expenses decreased to 0.3% in the nine months ended September 30, 2000 from 3% in the nine months ended September 30, 1999, reflecting the company strategy to develop new products under contract with customers. The Company records the cost of research and development in cost of revenue as the Company records revenue related to these projects.

Other income (expense), net. Other income (expense), net, increased by $3.2 million or 121%, to income of $567,000 in the nine months ended September 30, 2000 from an expense of $(2.7) million in the nine months ended September 30, 1999. This income (expense) change resulted from a decline in interest expense as debt was paid down and a one-time charge of $3.3 million for the company's portion of the settlement of the shareholder suit, in the nine months ended September 30, 1999.

Benefit from income taxes. The Company has recorded a partial valuation allowance against its carry forward tax benefits to the extent that it believes that it is more likely than not that all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. Management deems it inappropriate to record any additional tax until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized. An $18,000 expense was recorded for anticipated Alternative Minimum Tax (AMT) due in the nine months ended September 30, 2000.

Liquidity and Capital Resources.

     The Company has historically financed its operations through a combination of cash flow from operations, bank borrowings and its initial public offering in May 1998. At September 30, 2000, the Company's principal sources of liquidity included $1.7 million in cash and cash equivalents, and $6.7 million in short-term investments. The Company's $5.0 million secured bank line of credit expired in September 2000.

     Net cash used by operating activities was $12.5 million in the nine months ended September 30, 2000 compared to $5.1 million provided by operations in the nine months ended September 30, 1999. The primary uses of cash by operations in the nine months ended September 30, 2000 were an increase in contract receivables, net, of $7.5 million, a decrease in unearned revenue and customer deposits of $3.7 million, and an increase of $2.7 million in unbilled work-in-process. The significant increase in unbilled work-in-process is due primarily to the timing of milestone payments per contract terms compared to revenue recognized based on a percentage of completion basis

     Net cash provided by investing activities during the nine months ended September 30, 2000 was $9.4 million compared to $15.8 million used by investing activities in the nine months ended September 30, 1999. Purchases of property and equipment, net, to support operations accounted for a use of $1.9 million in the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999. The maturities of $11.3 million in short-term investments provided cash during the nine months ended September 30, 2000 compared to a use of $14.5 million in cash to purchase short-term investments during the nine months ended September 30, 1999.

     The Company's financing activities provided for $523,000 in cash through a combination of the issuance of common stock upon the exercise of stock options for $1.0 million and $491,000 in repayments for capital lease obligations for the nine months ended September 30, 2000. This compares to $622,000 in cash used in financing activities in the nine months ended September 30, 1999 for the repayment of capital leases partially offset by the proceeds from the issuance of stock in connection with the exercise of stock options.

     The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

Recent Accounting Pronouncements

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in December 1999, providing further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying he implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2000. In addition, on October 13, 2000, the SEC issued a Frequently Asked Question ("FAQ") with additional guidance regarding the implementation of SAS No. 101. the Company is currently evaluating the guidance to determine the impact on future operations.

Factors that might affect operating results.

     The Company's operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will be profitable in the future or that the Company's level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; the Company's rate of progress under such contracts; the timing of customer and market acceptance of the Company's product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; changes in management; sale of the Company's software in an application service provider (ASP) model; product lifecycles; the Company' success in building a product-based business; the mix of products and services sold; changes in demand for the Company's products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of the Company's customers; changes in the renewal rate of support agreements; the timing and amount of expenditures made by the Company for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; the Company's success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding its sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in the Company's strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

     A significant portion of the Company's revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of the Company's products or delays in the performance of services could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has generally recognized both license fees and service fee revenue under its customer contracts using the percentage-of-completion method. The Company is broadening its strategy to include the development and sale of standard, packaged software products and expects to offer its software under ASP arrangements. To the extent that the Company is successful in its strategy, the Company expects that it may record future revenue from license fees upon the acceptance of a software product by customers, or as monthly payments are invoiced under an ASP arrangement. Software companies that account for revenue from license fees upon acceptance of software products may be exposed to increased risk of quarterly fluctuations. Likewise, software companies that adopt an ASP licensing model, in lieu of recording revenue upon acceptance, may have temporary revenue reductions until the ASP licensing model is fully realized. To the extent that this pattern develops at the Company, any failure or delay in the delivery and acceptance of orders during any given quarter, or any signing of an ASP licensing arrangement in lieu of delivery of the packaged software up front, could have a material adverse effect on the Company's business, financial condition and results of operations. The timing of revenue recognition from the Company's contracts has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes that similar to the results for the quarter ended September 30, 2000, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

     These results should be read in conjunction with the risk factors defined in the Company's Form 10-K for the year ended December 31, 1999. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are the following: (i) delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process including but not limited to (ii) delays in enforcement and implementation of the Telecommunications Act of 1996; (iii) customer's acceptance of the Company products, (iv) the Company's dependence on the rapidly evolving telecommunications industry, (v) changes in management and ability to attract and retain personnel; and (vi) rapid technological change and intense competition in the Company's industry.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June 1998, four securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The Company denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The Company incurred approximately $719,000 in legal costs associated with the lawsuit. The charge was recorded in the first quarter of 1999.

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

     None

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On March 15, 2000, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. All motions were passed by the shareholders.

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

Date: 11/10/2000                    s/ David R. Johnson
                                    -----------------------------------
                                    David R. Johnson
                                    Senior Vice President of Finance, Chief
                                    Financial Officer, Treasurer and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)