Form 10-K
period 2000-12-31
EVOLVING SYSTEMS INC
filed 2001-03-23
CIK 1052054

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 0-24081

                             EVOLVING SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                           84-1010843
        (STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

9777 MT. PYRAMID CT., ENGLEWOOD, COLORADO 80112
             (ADDRESS OF PRINCIPAL                                    (ZIP CODE)
              EXECUTIVE OFFICES)

                                 (303) 802-1000
                        (REGISTRANT'S TELEPHONE NUMBER)

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $2.56 as of March 1, 2001.

        The number of shares of Common Stock outstanding was 12,953,442 as of March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EVOLVING SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                       PART I
Item 1                  Business....................................................         3

Item 2                  Properties..................................................        14

Item 3                  Legal Proceedings...........................................        14

Item 4                  Submission of Matters to a Vote of Security Holders.........        14

                                      PART II

Item 5                  Market for Registrant's Common Equity and Related                   15
                          Stockholder Matters.......................................

Item 6                  Selected Financial Data.....................................        15

Item 7                  Management's Discussion and Analysis of Financial Condition         16
                          and Results of Operations.................................

Item 8                  Consolidated Financial Statements and Supplementary Data....        21

Item 9                  Changes in and Disagreements with Accountants on Accounting         21
                          And Financial Disclosure..................................

                                      PART III

Item 10                 Directors and Executive Officers of the Registrant..........        22

Item 11                 Executive Compensation......................................        22

Item 12                 Security Ownership of Certain Beneficial Owners and                 22
                          Management................................................

Item 13                 Certain Relationships and Related Transactions..............        22

                                      PART IV

Item 14                 Exhibits, Financial Statement Schedule and Reports on Form          23
                          8-K.......................................................

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS DOCUMENT, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO; THOSE DISCUSSED IN THIS SECTION, IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Evolving Systems is a leading provider of telecommunications software solutions for complex wireline and wireless data applications. Customers include Regional Bell Operating Companies, InterExchange Carriers, and several of the nation's largest wireless carriers. We are the nation's leading provider of Local Number Portability (LNP) solutions and are expanding our presence in the high-growth wireless data communications market. We possess special expertise in operations system support software (OSS) that encompasses order management, complex provisioning, service activation and customer care systems. We deliver solutions to our customers that include combinations of our LNP and OSS software products, consulting, system integration, custom software development, training and customer support.

        From our inception in 1985 through 1996, Evolving Systems focused on providing custom software development services to a limited number of telecommunications companies. Beginning in 1996, we made a strategic decision to expand our focus to include development of Local Number Portability (LNP) software products. Our LNP software solutions enable carriers to meet the FCC requirement that customers retain their local phone numbers when changing service providers, and is in use by all but one of the Regional Bell Operating Companies (RBOC's), a major long distance carrier, and a local broadband services provider. Over time we have expanded our LNP product features and developed other LNP related OSS software products.

        We developed and continue to maintain the software currently in use by all Number Portability Administration Centers (NPAC's) in the United States and Canada. The software receives ported telephone number information as changes occur and distributes the data to all subscribing carriers in the region. This software is provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS.

        We also provide several custom solutions to incumbent local exchange carriers (ILEC's) for the provisioning and fulfillment of customer orders. These solutions focus on the flow-through provisioning of Advanced Intelligent Network
(AIN) services within a carrier's network environment.

        We developed and continue to maintain and enhance software for wireless data network elements, which are owned and marketed by Lucent Technologies (Lucent). In the year 2000 we added new wireless customers and have expanded our R&D for new wireless products that are expected to be released in 2001.

        At the end of 2000 we began development of a Presence and Availability Management (PAM) server software product. It will be offered initially to the wireless instant messaging market. We continue to use our technical strengths to position us as a leading provider of OSS and wireless data solutions.

INDUSTRY BACKGROUND

  THE TELECOMMUNICATIONS INDUSTRY

        Historically, telecommunications carriers have operated in a highly regulated environment, with local and long distance telephone service providers operating as near monopolies with little competition. Deregulation and the widespread adoption of new telecommunications technologies, such as fiber optics, packet-data networks, digital wireless telephony and Internet-based services, have significantly increased the number of telecommunications carriers and created an increasingly competitive market. New entrants to the telecommunications service market include CLEC's, alternate access providers, internet service providers (ISPs) and wireless service providers.

  COMPETITION AND DEREGULATION

        The U.S. long distance market was opened to competition beginning in the early 1970s. More recently, the Telecommunications Act of 1996 (the Act) provides for the introduction of competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Act, among other things, requires RBOCs and other ILEC's to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service.

  OPERATIONS SUPPORT SYSTEMS

        OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. Ordering systems allow carriers to collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Carriers use provisioning systems to install services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain network availability and feed operational data to other business systems. Carriers use billing systems to collate, manage and report billing information. Some industry trade press also include customer care systems in the OSS market segment.

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

LNP CHALLENGES TO CURRENT OSS

    The LNP requirements of the Act pose significant technological challenges to existing carriers' OSS, which are already strained by the changes caused by increasing competition, new technologies and the introduction of value-added services. LNP invalidates a fundamental design assumption of many existing OSS, which is the association between a customer's telephone number and the geographic location of a carrier's particular physical switch. Provisioning systems now must be able to receive and distribute on a real-time basis, certain customer data in order to assure proper call handling, routing and completion. If the LNP data from ported numbers are not properly distributed to all involved carriers, any call to and from that number will not be routed correctly, causing service problems for customers. With LNP, the phone number can be associated with a different switch each time the customer changes carriers.

        After altering provisioning systems, carriers must then implement changes throughout many of their other OSS. These OSS are "hard-coded" in that each telephone number corresponds to a physical switch for the ordering, service assurance and billing systems. The implementation of LNP also requires new systems to pool, allocate and assign telephone numbers. Changes will be required to existing billing systems, which currently associate a telephone number with a fixed geographic location. As a result of these challenges, we believe a significant market opportunity exists for providing solutions to carriers that must address these OSS problems. LNP is in operation now in the wireline service provider networks. The FCC has mandated that LNP must be in operation for wireless networks by November 24, 2002. The wireless service providers have plans to begin testing their LNP solutions during 2001.

  NEW TECHNOLOGIES AND EXPERIENCE

        The telecommunications industry is continually developing new technology in all aspects of telephony. One of the newer technologies is instant messaging
(IM). IM is a service in which a consumer can send a text message to other individuals if they are logged into the network. In order for IM to work, it is necessary for a database to have the current presence state (i.e., logged on or logged off) of all individuals that wish to communicate with IM. This is a specific instance of a class of data called presence data. Other examples would be data indicating if a cell phone were on or off.

        Members of the communication industry recognize that there is value associated with establishing standards for storing, updating, and accessing data about presence and availability data. As a result, the Presence and Availability Forum (PAM) was created as a non-profit organization dedicated to creating and promoting PAM standards. The PAM Forum specification is designed to allow communications systems to share authorized information about subscribers' identity, presence and availability across telephony and IP technologies while providing the capability to protect privacy. George Hallenbeck, our CEO, is the current Chairman of the PAM Forum Board.

EVOLVING SYSTEMS' STRATEGY

        Recognizing the opportunity created by the ongoing deregulation of local telephone service, we have capitalized on our historic strength as a leading architect and developer of solutions for technically challenging OSS requirements. We position ourselves as a leading provider of LNP solutions across the entire telecommunications industry. As LNP expands to include wireless carriers, we are positioned to enable them with LNP capabilities. Our knowledge of OSS applications, wireless technology and LNP provides a base of domain expertise necessary to continue our leadership position in the industry.

        We have greatly expanded our sales force over the last two years and have added considerable analytical talent to our marketing department. The combination of more market research data and well-focused sales staff has resulted in an increase of 33% in our customer base in 2000. Our strategy is to better understand our customers' overall OSS requirements and propose solutions beyond our dominant LNP product line. With our expanded group of technical analysts and improved knowledge of our customers' competitive challenges, we have expanded our presence into other OSS solutions for our customers.

EVOLVING SYSTEMS' BUSINESS STRUCTURE

        We are organized into two main business groups that build on our core competencies and domain expertise to form an end-to-end solution for each customer's specific requirements. The business groups combine domain expertise with product components and professional services to create next generation OSS solutions for the carrier.

OSS PRODUCTS GROUP

        Our LNP products enable carriers to accommodate customer requests to change service providers while retaining the same phone number, and to exchange call routing data to carriers' networks via the NPAC. Evolving Systems' LNP products Order Path-Registered Trademark- (a Local Service Order Administration component) and Number Manager-Registered Trademark- (a Local Service Management System component) were introduced in 1997. Since then, we have introduced numerous additional products, adapters and interfaces. We generally license our LNP products, separately or bundled, as a complete solution. Our group is also responsible for ongoing maintenance of these products and is responsible for the development and support of integration software needed to integrate the products with customers' legacy systems.

        We are expanding the ways we offer our LNP solutions and we have entered into agreements with application service providers (ASP) who will offer our solutions on a recurring revenue basis. We will share in the monthly recurring revenue stream that is produced. Customers typically engage Evolving Systems to provide installation, integration and testing of the LNP products in connection with these licenses. Customers also rely on us for ongoing support and enhancement of these solutions. General software upgrades and enhancements for all products are under development as well as new features being continually planned.

        NPAC BUSINESS UNIT. We developed and continue to maintain the software currently in use by all NPAC's in the United States and Canada. The software receives ported telephone number information as changes occur and distributes the data to all subscribing carriers in the region. The software is provided under contract to Neustar, Inc.

        SERVICE ACTIVATION AND FULFILLMENT UNIT. The Service Activation unit provides a wide range of custom solutions to ILEC's and CLEC's for the provisioning and fulfillment of customer orders. The solutions focus on the flow-through provisioning of Advanced Intelligent Network (AIN) services within a carrier's network environment. We are developing new components of the solutions developed in the Service Activation business group for sale as products to the general marketplace. The products will provide interfaces to available order management OSS and network elements for seamless integration.

WIRELESS DATA GROUP

        This business group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data (CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. Evolving Systems provides full lifecycle support for these products including the development and ongoing maintenance releases. The Wireless Data Group also maintains a service bureau offering for the billing of wireless data. We are developing a family of wireless telecom products based on a new technology, called Presence and Availability Management (PAM). PAM is a response to the tremendous proliferation of both the volume of communications and modes of communication in today's world. As a telecommunications management technology, PAM is designed to provide individuals with control over the flow of communications to them. It will enable people to manage when, where and how others may communicate with them.

MARKETING AND SALES

        The primary objectives of our marketing efforts are to build Evolving Systems' expanded capabilities image, generate market awareness and produce qualified leads. Our marketing efforts include direct sales to targeted accounts, participation in selected trade shows, a strong website presence, print and electronic advertising, story placement in telecom industry trade media, presentations at industry conferences and forums, press releases to the industry, and certain other marketing initiatives.

        Evolving Systems' sales activities are conducted through a direct sales force, complemented by other sales channels. We rely on resellers and alternate channels to further penetrate the LNP market with the smaller carriers while focusing our direct sales efforts on Tier 1 customers and prospects. We assign a dedicated account manager to each major customer to ensure that both the sales relationship and the business relationship are managed well. The sales closing cycle can be quite long in the telecommunications business due to both the complexity of products and integration issues that make major systems decisions difficult. Typically, the sales cycle takes three to twelve months.

        The alternate channels, such as strategic distribution partners, help to identify and qualify leads. We increased the focus on resellers and alternate sales channels in 2000 to further penetrate the LNP market. As a result of this expanded focus and our strategic goal to increase recurring revenue, we have added strategic partners to offer our software through ASP's. Our marketing and sales efforts have been focused primarily on facility-based local exchange, interexchange and wireless service providers in the United States, and this group has comprised the majority of our customers.

RESEARCH AND DEVELOPMENT

        Evolving Systems' research and development efforts are focused on identifying market requirements and performing design and development functions. These activities follow our product development process that governs the focus of providing new feature sets into existing product lines in order to meet near-term customer needs. This process provides our senior management with a series of decision milestones that allows the evaluation of ongoing projects on a regular basis. Normally, we do not fund significant development efforts without first having a customer to buy the resulting product. With our expansion into new wireless technologies, we have increased our R&D efforts, which should result in an increased stream of new product releases. We believe our R&D expenditures will continue to show a significant increase, that we believe will drive revenue growth.

COMPETITION

        The market for telecommunications software is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. Evolving Systems faces continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including certain of our customers, that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. Although we concentrate on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and we currently hold only a very small portion of the market share outside of the LNP segment. We differentiate ourselves from competitors through our combination of products, services and strategic alliances. Evolving Systems consults, develops software, integrates third party software and interconnects customers existing operating systems. Very few competitors can offer all of these capabilities and depth of knowledge.

        The principal competitors in the LNP space include Telcordia (formerly known as Bellcore) and Tekelec, Inc. (Tekelec). We expect competition to increase in the future from existing suppliers and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

        Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to our products and services. ILEC's that have implemented LNP solutions are well suited to provide LNP services for smaller CLEC's within their regions. Recent independent market research data indicate that more telecommunications companies are outsourcing their software solutions due to time to market considerations. We have addressed this market segment by partnering to provide our software through the ASP model.

        We believe that our ability to compete successfully depends on a wide range of internal and externally controlled factors. Evolving Systems plans to compete by providing quality solutions that are tailored specifically to the customer. We are organized to provide core products and complimentary services that provide a total solution for the application area. We create a long-term relationship with the customer by providing ongoing support, extensions of the original solution, and new related solutions.

INTELLECTUAL PROPERTY

        Evolving Systems relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. We presently have U.S. patents on elements of our three LNP products:
NumberManager-Registered Trademark-, OrderPath-Registered Trademark-and NodeMaster-Registered Trademark-.

EMPLOYEES

        As of December 31, 2000, Evolving Systems employed 317 people, of which 70% were involved in service provisioning, consulting practices and product development. Additionally, 10% of our staff is in marketing and sales, and 20% in general administration.

                                  RISK FACTORS

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

        Evolving Systems' operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may cause volatility in the price of our Common Stock. These quarterly fluctuations may result from a number of factors, including the size of new contracts and when they are signed; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market; judicial or administrative actions about these laws or regulations; the nature and pace of enforcement of the Act; product lifecycles; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; how much we spend and the timing of expenses for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and marketing new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation and general economic conditions. In the past, we earned a significant portion of our revenue from a small number of customers. We expect that will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer or delays in the performance of services for a customer could be materially harmful to Evolving Systems' business, financial condition, results of operations, and cash flows.

        Evolving Systems' expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of large contracts vary substantially among customers. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue.

        Based on all of the things described above, we believe that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. Because of this, quarter-to-quarter comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe it is likely that in some future quarter our operating results will be below the expectations of public market analysts or investors. If that occurs, the market price of our Common Stock would likely go down.

DEPENDENCE UPON TELECOMMUNICATIONS INDUSTRY; REGULATORY UNCERTAINTIES

        The market for our OSS products was created and has primarily been driven by the adoption of regulations under the Act requiring RBOCs to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Act, or any legal challenges to the Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Act with respect to wireless carriers until November 2002, these delays had an impact on our revenue from our LNP products and services. Additional delays in the deadlines imposed by the Act or the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.

RELIANCE ON SIGNIFICANT CUSTOMERS

        Historically, a substantial portion of Evolving Systems' revenue came from a limited number of customers. During the years ending December 31, 2000, 1999, and 1998, we recognized approximately 93%, 84%, and 87%, of total revenue from ten, five, and six, customers, respectively, all in the telecommunications industry. Although we are striving to sell more of our software solutions on a recurring revenue basis, where we share in the revenue generated by our customers when they use our software, the impact of this effort is still not certain and we cannot predict how successful it will be. We may continue to depend on large contracts with a small number of significant customers. This can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual maintenance contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers would materially harm our business, financial condition and results of operations.

LENGTHY IMPLEMENTATION PROCESS; CUSTOMER ACCEPTANCE OF COMPANY SOLUTIONS

        Implementing our solutions can be a relatively complex and lengthy process to adapt and customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation. This could materially harm our business, financial condition, results of operations, and cash flows.

        The majority of our existing contracts provide for acceptance testing by the customer before the contract is considered complete. Although we have not experienced difficulties in obtaining customer acceptance, unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments. In addition, if we fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts previously paid or other amounts as liquidated damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could have a material harmful effect on our business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE / CONSOLIDATIONS IN THE INDUSTRY

        Large telecommunications service providers for enterprise-wide, mission-critical purposes, involving significant capital expenditures and lengthy implementation plans, generally use Evolving Systems' software products and services. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and 12 months, making it difficult for us to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter.

        The telecommunications industry is currently experiencing significant reorganization and consolidation. Mergers and acquisitions of large telecommunications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. It is also possible that we could lose customers as a result of these consolidations. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter.

FIXED-PRICE CONTRACTS

        Evolving Systems historically derived a majority of its revenue from contracts that were billed on a time-and-materials basis. This changed in 1996, when we began doing more projects on a fixed-price basis. We anticipate that customers will continue to request that we provide software and implementation services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns, which has occurred on certain fixed-price contracts, resulting in lower than anticipated margins. We can give no assurance that we will not incur similar budget overruns in the future. If we incur budget overruns, our gross margins and results of operations may be materially harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAPID TECHNOLOGICAL CHANGE; RISKS ASSOCIATED WITH NEW VERSIONS AND NEW PRODUCTS;
  RISKS OF SOFTWARE DEFECTS

        The market for Evolving Systems' products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and emergence of new industry standards can render existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. There can be no assurance that we will successfully identify new product opportunities or will achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily or if we have delays in product development, our business, financial condition and results of operations could be materially harmed.

        We intend to periodically issue interim and new releases of our family of software products. In addition, we intend to develop new products. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur.

COMPETITION; RISKS ASSOCIATED WITH RECRUITING AND RETAINING PERSONNEL

        Evolving Systems' primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP market include Telcordia and Tekelec. In addition, NeuStar has retained rights to the NPAC software we developed for NeuStar, and NeuStar potentially could compete with us with respect to LNP products and related services. There also can be no assurance that other customers will not offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition to increase in the future from ASPs, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

        We believe that our ability to compete successfully depends on numerous factors. For example, how well we respond to our customers' needs; the quality and reliability of our products and services and our competitors' products and services; the price for our products and services, as well as the price for our competitors' products and services; how well we manage our projects; our technical subject matter expertise; the quality of our customer service and support; the emergence of new industry standards; the development of technical innovations; our ability to attract and retain qualified personnel; regulatory changes and general market and economic conditions are all factors that affect our ability to compete successfully. Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors, could harm our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors or that we will properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established, such as in the wireless data area where we are participating in an industry forum to establish standards to manage the presence and availability of wireless communications. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition and results of operations.

        Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We anticipate that we will need to hire additional development personnel. Competition for development and other technical personnel is intense, and there can be no assurance that we will be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced, and continue to experience, difficulty in recruiting and retaining such personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could materially harm our business, financial condition and results of operations.

        We continue to put new financial, project accounting and sales tracking software packages in place. Our ability to implement these new systems is likely to place substantial demands on certain of our managerial resources. In addition, if we are unable to implement these software packages effectively, we may not be able to accurately forecast and manage our business. Our failure to manage any expansion effectively, including any failure to integrate new management and employees or failure to continue to implement and improve financial, operations and management controls, systems and procedures, could materially harm our business, financial condition and results of operations.

PRODUCT LIABILITY

        Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently have errors and omissions insurance, which, subject to customary exclusions, covers claims resulting from failure of our software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by this insurance, we may be required to pay for a claim from Company funds. This could be expensive, particularly since our software products may be used in critical business applications. Defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

PROTECTION OF INTELLECTUAL PROPERTY; RISKS OF INFRINGEMENT

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our three LNP products, NumberManager-Registered Trademark-, OrderPath-Registered Trademark- and NodeMaster-Registered Trademark-. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries do not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. It is also possible that we will inadvertently infringe upon the intellectual property rights of a third party. Litigation may also be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could materially harm our business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

        In the past, the trading price of Evolving Systems' Common Stock has been subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to Evolving Systems, general stock market and economic considerations and other events or factors. This may continue in the future. In addition, the stock market has experienced volatility that has particularly affected the market prices of stock of many technology companies and that often has been unrelated to the operating performance of these companies. These broad market fluctuations may negatively impact the trading price of our Common Stock. As a result of the foregoing factors, we cannot assure our investors that Evolving Systems' Common Stock will trade at or higher than its current price.

ITEM 2. PROPERTIES

        During fiscal year 2000, we leased office space at three locations including one in Englewood, Colorado, one in Louisville, Colorado and one in Santa Maria, California. We also lease sales offices in New Jersey, St. Louis, Missouri and Vienna, Virginia. Our leases are shown below:

                                                            SQUARE      LEASE
LOCATION                                                   FOOTAGE    EXPIRATION
--------                                                   --------   ----------
Meridian.................................................  120,281      2/13/16
Santa Maria..............................................    6,600      8/31/01
Louisville...............................................   10,992     10/31/02
Virginia.................................................    1,871     10/31/04
New Jersey...............................................    2,951      1/31/05
Missouri.................................................     2460      4/30/03

ITEM 3. LEGAL PROCEEDINGS

        In June 1998, four securities class action complaints were filed against Evolving Systems and certain of its current and former officers and directors in the U.S. District Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs claimed to represent a class of persons who purchased our securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that Evolving Systems and certain of its officers misled the investing public regarding our financial prospects. We denied these allegations. The parties reached a settlement of $10 million, of which we paid $2.5 million in April 1999. The Court approved the settlement on October 4, 1999. We had approximately $719,000 in legal costs associated with the lawsuit.

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We do not expect that any such proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 23, 2001, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Our Common Stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the Common Stock. The closing price of our Common Stock as reported on the NASDAQ National Market as of March 1, 2001 was $2.56 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, markdowns or commissions.

                                                          FOR THE FISCAL YEARS
                                                           ENDED DECEMBER 31,
                                                -----------------------------------------
                                                       2000                  1999
                                                -------------------   -------------------
                                                  HIGH       LOW        HIGH       LOW
                                                --------   --------   --------   --------
    First Quarter.............................   $15.22     $7.75      $ 8.75     $3.63
    Second Quarter............................   $12.00     $3.00      $ 6.13     $3.88
    Third Quarter.............................   $ 8.69     $4.75      $ 7.13     $3.75
    Fourth Quarter............................   $ 6.94     $2.16      $10.50     $5.00

        As of March 1, 2001, there were approximately 215 holders of record of the Company's Common Stock.

        We have not declared or paid a cash dividend on its Common Stock. We currently intend to retain any future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2000, have been derived from our consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................  $52,842    $40,487    $37,238    $42,720    $36,918
Cost of revenue................................   33,603     26,935     27,104     25,224     24,531
Sales and marketing............................    8,491      4,516      5,739      5,065      2,913
General and administrative.....................   12,105      9,705      8,566      8,635      8,587
Research and development.......................      370      1,064      7,197      2,914        641
Income (loss) from operations..................   (1,727)    (1,732)   (11,368)       882        246
Other income (expense).........................      682     (2,415)       (60)    (1,395)    (1,422)
Provision for (benefit from) income taxes......    --         --          (601)      (791)        81
Net income (loss) (1)(2).......................   (1,045)    (4,148)   (11,273)       278     (1,257)
Basic income (loss) per share..................    (0.08)     (0.34)     (1.43)      0.18      (0.82)
Diluted earning (loss) per share...............    (0.08)     (0.34)     (1.43)      0.03      (0.82)
Working capital................................   30,150     28,904     31,009      5,366      6,390
Total assets...................................   47,934     49,628     47,479     27,859     24,356
Long-term debt, net of current portion.........        0        170        825     16,465     18,096
Stockholder equity.............................   36,838     36,541     39,362      1,698        996

------------------------

(1) Prior to January 6, 1996, Evolving Systems was an S corporation for federal and state income tax purposes, and, accordingly, our income was taxed directly to our stockholders at that time. Net loss for 1996 does not reflect the estimated federal and state income taxes that would have been payable if we had not been an S corporation prior to January 6, 1996.

(2) Included in the net loss for 1998 is an extraordinary loss on early extinguishment of debt of approximately $446,000, net of $220,000 in income tax benefit.

        The following table presents, for the periods indicated, certain items contained in our statement of operations reflected as a percentage of total revenue:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Revenue:
  License fees and related services....................    27.3%      20.1%      38.6%
  Other services.......................................    72.7       79.9       61.4
                                                          -----      -----      -----
    Total revenue......................................   100.0      100.0      100.0
                                                          -----      -----      -----
Cost of revenue:
  License fees and related services....................    22.2       20.3       17.8
  Other services.......................................    50.6       46.2       45.7
                                                          -----      -----      -----
    Total cost of revenue..............................    72.8       66.5       63.5
                                                          -----      -----      -----
Gross margin...........................................    27.2       33.5       36.5
Operating expenses:
  Sales and marketing..................................    15.4       11.2       16.1
  General and administrative...........................    23.0       24.0       22.9
  Research and development.............................    19.3        2.6        0.7
                                                          -----      -----      -----
Total operating expenses...............................    57.7       37.8       39.7
                                                          -----      -----      -----
Operating loss.........................................   (30.5)      (4.3)      (3.2)
Other income (expense), net............................    (0.2)      (6.0)       1.3
                                                          -----      -----      -----
Loss before income taxes...............................   (30.7)     (10.3)      (1.9)
Provision for (benefit from) income taxes..............    (1.6)       0.0        0.0
                                                          -----      -----      -----
Net loss before extraordinary item.....................   (29.1)     (10.3)      (1.9)
Extraordinary item, net of taxes.......................     1.2         --         --
                                                          -----      -----      -----
Net loss...............................................   (30.3)     (10.3)      (1.9)
                                                          -----      -----      -----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION AND IN THE SECTION ENTITLED "RISK FACTORS."

INTRODUCTION

        Evolving Systems, Inc. was formed in 1985, with the purpose of designing and integrating software systems for the telecommunications industry. Software projects are bid on either a fixed price or time and materials basis. From our inception in 1985 through 1996, we focused on providing custom software development services, primarily to two large customers. Beginning in 1996, we broadened our focus to include the development and licensing of proprietary software products in response to declining demand from key customers for custom software development services that reflected the changing industry patterns for software procurement.

        The Company had an excellent market for its LNP products in 1997 as a result of the mandated requirements for LNP capabilities in the Act. License fees and related services revenues for 1997 were over $20,000,000. Other services of the business also increased due to considerable integration support needed to implement LNP. This market demand did not carry forward into 1998 or 1999 for those LNP products. We refocused our LNP products sales efforts to other market segments such as wireless and infrastructure providers but these segments were much smaller than the wire line portion of the telecommunications market and FCC approved delays in implementation of LNP for the wireless industry had an impact on sales of LNP products to wireless carriers. The result was a substantial decline in license fee and related services in 1998 and 1999. With the pressure from the FCC back on to comply with the Act, the demand has again increased for LNP software and we have experienced significant sales of LNP licenses and related services during the year ended December 31, 2000.

REVENUE RECOGNITION

        Evolving Systems recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended. We derive revenue from license fees and services under the terms of both fixed price and time and materials contracts. License fees and related services revenue consists of revenue from contracts involving our LNP software products and related services. Other services revenue consists of revenue from custom programming, systems integration of third party products, annual maintenance contracts and training.

        License fees and related services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding
12 months.

        In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue, as the elements are delivered, to the extent that vendor specific objective evidence ("VSOE") exists. If VSOE does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist, or all of the elements are delivered.

        Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed.

        Annual maintenance revenue is recorded as deferred revenue and is recognized ratably over the service period, which is generally 12 months. Revenue from training services is recognized as the training services are performed. When warranty or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the periods such services are provided.

        We may encounter budget and schedule overruns on fixed-price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 2000
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    REVENUE. Total revenue increased 31% from $40.5 million in 1999 to $52.8 million in 2000. License fees and related services revenue increased 151% primarily because of the increased demand for LNP systems and the FCC's requirement to implement the Act. Other services revenue, consisting primarily of custom system development revenue remained flat with $32.3 million in 1999 versus $32.4 million in 2000. As a percentage of revenue, license fees and related services revenue increased from 20% in 1999 to 39% in 2000. Other services revenue decreased on a relative basis from 80% in 1999 to 61% in 2000.

    COST OF REVENUE. Cost of revenue consists primarily of personnel costs, equipment depreciation, facilities costs and the cost of third party software. Cost of license fees and related services increased by $1.2 million, or 15%, with the related revenue increasing by 151% for the year ended December 31, 2000. Cost of revenue was favorably impacted as a result of increased LNP sales for which less services are now required related to implementation and customization on a proportionate basis as the licensed software becomes more mature. As a result, the gross margin on license fees and related services increased substantially to 54% for the year ended December 31, 2000 compared to a negative 1% for the year ended December 31, 1999. The cost of revenue for other services increased 29% in 2000 compared to 1999 with revenue remaining essentially consistent in 2000 with 1999. We made an investment early in 2000 in staff to provide integration services to customers purchasing licensed software. However, the demand anticipated for integration services was not realized in 2000 resulting in gross margin for other services declining from 42% to 26% for the years ended December 31, 1999 and December 31, 2000, respectively.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses increased by $4 million, or 88%, to $8.5 million for the year ended
December 31, 2000 from $4.5 million for the year ended December 31, 1999. The increase was primarily due to our addition of sales staff in the fourth quarter of 1999 and the implementation of a new commission structure.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses increased by $2.4 million, or 25%, to $12.1 million for the year ended December 31, 2000 from $9.7 million for the year ended December 31, 1999. The increased costs in 2000 were related primarily to an increase in depreciation on equipment, annual salary increases and related fringe benefits and an increase to the bad debt reserve of approximately $603,630. General and administrative expenses as a percentage of revenue declined 1% to 23% in 2000 from 24% in 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation costs, equipment and software development tools. Research and development expenses decreased 65%, or $694,442 to $369,950 in the year ended December 31, 2000, from $1.1 million in the year ended December 31, 1999. As a percentage of revenue, research and development decreased to 1% in 2000 from 3% in 1999. This decrease resulted from the termination of several R&D efforts for next generation software products in 2000.

    OTHER INCOME (EXPENSE), NET. Other expense, net of other income, includes interest expense on our capital leases and interest income on cash and cash equivalents and short-term investments. Net other income increased to $699,555 in the year ended December 31, 2000, from a net other expense of $2.4 million in the year ended December 31, 1999 as a result of the $3.2 million settlement of the shareholder lawsuit including $719,000 in associated legal fees in 1999. (See Item 3, Legal Proceedings.)

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. We recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not that all of such benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. We recorded no income tax benefit related to 2000 operating losses as we deem it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. Our realization of recorded net deferred tax assets is dependent on future taxable income and, therefore, we cannot assure that such benefits will be realized.

              RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    REVENUE. Total revenue increased 9% from $37.2 million in 1998 to $40.5 million in 1999. License fees and related services revenue declined 20% although we added new customers in fourth quarter of 1999, primarily because the demand for LNP systems declined as the wire line portion of the telecommunications industry substantially completed implementation of LNP in 1998. Other services revenue, consisting primarily of custom system development revenue, increased 19% from $27.1 million in 1998 to $32.3 million in 1999 as we focused on other services to counteract the software revenue shortfall. As a percentage of revenue, license fees and related services revenue declined from 27% in 1998 to 20% in 1999. Other services revenue increased from 73% in 1998 to 80% in 1999.

    COST OF REVENUE. Cost of revenue consists primarily of personnel costs, equipment depreciation, facilities costs and the cost of third party software. Cost of license fees and related services decreased by $54,000, or 1%, even though the related revenue declined by 20% for the year ended December 31, 1999. Cost of revenue was favorably impacted as a result of lower cost of sales for certain arrangements where services were minimal. This favorable impact was offset as we maintained a relatively consistent labor base and facilities compared to the prior year. As a result of the consistent cost base and declining revenues, the gross margin on license fees and related services declined to a negative 1% for the year ended December 31, 1999 compared to 19% for the year ended December 31, 1998. In the fourth quarter of 1998, we recorded $302,000 in additional costs in connection with a contract for which all revenue had previously been recorded. The cost of revenue for other services decreased 1% in 1999 even though revenue increased 19%. The gross margin for other services improved from 30% to 42% for the years ending December 31, 1998 and December 31, 1999, respectively, as staff utilization rates improved.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses decreased by $1.2 million, or 21%, to $4.5 million for the year ended
December 31, 1999 from $5.7 million for the year ended December 31, 1998. The decrease was primarily due to our refocus of sales plans that reduced promotional expenses. In the second half of 1999, we increased the sales staff, causing the fourth quarter 1999 expenses to increase substantially.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses increased by $1.1 million, or 13%, to $9.7 million for the year ending December 31, 1999 from $8.6 million for the year ended December 31, 1998. The increase in cost was attributable to increased real estate rents, property taxes and insurance premium costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation costs, equipment and software development tools. Research and development expenses decreased 85%, or $6.1 million to $1.1 million in the year ended December 31, 1999, from $7.2 million in the year ended December 31, 1998. As a percentage of revenue, research and development decreased from 19% in 1998 to 3% in 1999. This decrease resulted from our reduction in product development costs for next generation software products, as well as significant research and development cost being recorded in 1998 to complete the LNP product line.

    OTHER INCOME (EXPENSE), NET. Other expense, net of other income, includes interest expense on our debt financing and capital leases and interest income on cash. The net expense increased to $2.4 million in the year ended December 31, 1999, from $60,000 in the year ended December 31, 1998 as a result of the $3.2 million settlement of the shareholder lawsuit including $719,000 in associated legal fees. (See Item 3, Legal Proceedings.)

    EXTRAORDINARY ITEM. We recorded an extraordinary item of $445,702 net of taxes relating to early retirement penalties and the write-off of capitalized debt issue costs resulting from the repayment of debt associated with completion of our initial public offering in the year ended December 31, 1998. We recorded a tax benefit of $220,000 relating to the extraordinary item.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. We have recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not that all of such benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. We recorded no income tax benefit related to 1999 operating losses as we deem it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. Our realization of recorded net deferred tax assets is dependent on future taxable income and, therefore, we are not assured that such benefits will be realized.

                        LIQUIDITY AND CAPITAL RESOURCES

        Evolving Systems has historically financed operations through a combination of cash flow from operations and borrowings. At December 31, 2000, our principal sources of liquidity included $4.4 million in cash and cash equivalents, and $5.9 million in short-term investments. A $5.0 million secured bank line of credit expired in September 2000 and was not replaced.

        Net cash used in operating activities was $10.5 million in the year ended December 31, 2000 compared to cash provided by operating activities of $5.9 million in the year ended December 31, 1999. The main uses of cash for the year ended December 31, 2000 were an increase in contract receivables of $6.2 million, unbilled work-in-progress of $5.8 million and a decrease in unearned revenue and customer deposits of $3.4 million. Offsetting increases to cash for the year ended December 31, 2000 were depreciation and amortization of $3.2 million and an increase in accounts payable and accrued liabilities of $2.1 million.

        Net cash provided by investing activities during the year ended
December 31, 2000 was $9.9 million compared to cash used in investing activities during the year ended December 31, 1999 of $13.2 million. During 2000, we sold $12.1 million, net of purchases, of short-term investments to fund operations and purchased $2.2 million in property and equipment to support operations.

        Financing activities provided $644,000 in the year ended December 31, 2000 compared to the use of $155,000 in cash in the year ended December 31, 1999. During 2000, proceeds from the issuance of common stock under our option and Employee Stock Purchase Plan (ESPP) provided funding offset by repayments of capital lease obligations.

        We believe that our current cash and short-term investments, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

        IMPACT OF INFLATION. Inflation has not had a significant effect on our operations during the past three years ended December 31, 2000.

        COSTS: Funding of all Year 2000 efforts were expensed as incurred. We have spent approximately $1 million dollars. We believe that any additional resources needed to address Year 2000 issues will not be material.

  RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended, is effective for our first quarter beginning January 1, 2001. To date, we have not entered into any derivative financial instruments or hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the section of Evolving Systems' 2001 Proxy Statement, anticipated to be filed within 120 days of December 31, 2000, entitled "Proposal 1--Election of Directors," and the section entitled "Management."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the section of the Company's 2001 Proxy Statement, anticipated to be filed within 120 days of December 31, 2000, entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the section of the Company's 2001 Proxy Statement, anticipated to be filed within 120 days of December 31, 2000, entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the section of the Company's 2001 Proxy Statement, anticipated to be filed within 120 days of December 31, 2000, entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K.

       1. Consolidated Financial Statements: The following consolidated financial statements of Evolving Systems, Inc. are filed as part of this report.

Report of Independent Accountants...........................    F-1

Balance Sheets at December 31, 1999 and 2000................    F-2

Statements of Operations for the years ended December 31,
  1998, 1999 and 2000.......................................    F-3

Statement of Changes in Stockholders' Equity for the years
  ended December 31, 1998, 1999 and 2000....................    F-4

Statements of Cash Flows for the years ended December 31,
  1998, 1999 and 2000.......................................    F-5

Notes to Financial Statements...............................    F-6

       2. Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2000, 1999 and 1998 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements and the related notes thereto.

Schedule II--Valuation and Qualifying Accounts..............    S-1

Schedules other than the one listed above have been omitted since they are not applicable.

       3.  Exhibits.

       EXHIBIT
       NUMBER              DESCRIPTION OF DOCUMENT
---------------------      -----------------------

          3.1^             Restated Certificate of Incorporation.

          3.2^             Amended and Restated Bylaws.

          4.1^             Reference is made to Exhibits 3.1 and 3.2.

          4.2^             Specimen stock certificate representing shares of Common
                           Stock.

         10.1^             Indemnification Agreement, entered into by the Registrant
                           and each of its directors and executive officers, dated as of January 1, 1998.

         10.2^*            Amended and Restated Stock Option Plan.

         10.3^*            Employee Stock Purchase Plan.

        10.10^             Software Development Agreement, by and between the
                           Registrant and American Telephone and Telegraph Company,
                           dated as of May 1, 1993. (The division of American Telephone
                           & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies,
                           Inc.).

         23.1              Consent of PricewaterhouseCoopers LLP, Independent
                           Accountants.

         24.1              Power of Attorney (included on signature page).

------------------------

^ Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-43973.

* Indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

    (b) Reports on Form 8-K.

        We filed a current report on Form 8-K dated November 3, 1999 describing the appointment of James M. Ross to President and Chief Operating Officer and also naming him as a director of Evolving Systems.

        We filed a current report on Form 8-K dated July 8, 1999 describing the adoption of a Rights Plan.

        We filed a current report on Form 8-K dated February 8, 2001 describing a material transaction with Qwest Communications International, Inc.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED; THEREUNTO DULY AUTHORIZED, ON THE 20TH DAY OF MARCH, 2001.

                                                       EVOLVING SYSTEMS, INC.

                                                       By:           /s/ GEORGE A. HALLENBECK
                                                            -----------------------------------------
                                                                       GEORGE A. HALLENBECK
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED HAVE SIGNED THIS REPORT BELOW.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer,
              /s/ GEORGE A. HALLENBECK                   Chairman of the Board of
     -------------------------------------------         Directors (Principal         March 23, 2001
                GEORGE A. HALLENBECK                     Executive Officer)

                  /s/ JAMES M. ROSS
     -------------------------------------------       President, Chief Operating     March 23, 2001
                    JAMES M. ROSS                        Officer, Director

                                                       Senior Vice President,
                                                         Chief
                /s/ DAVID R. JOHNSON                     Financial Officer
     -------------------------------------------         (Principal                   March 23, 2001
                  DAVID R. JOHNSON                       Financial and Accounting
                                                         Officer)

                 /s/ DAVID J. MOLNY
     -------------------------------------------       Director                       March 23, 2001
                   DAVID J. MOLNY

                  /s/ HARRY B. FAIR
     -------------------------------------------       Director                       March 23, 2001
                    HARRY B. FAIR

                 /s/ DONALD R. DIXON
     -------------------------------------------       Director                       March 23, 2001
                   DONALD R. DIXON

                /s/ ROBERT J. LOARIE
     -------------------------------------------       Director                       March 23, 2001
                  ROBERT J. LOARIE

                       REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the financial statements listed in the index appearing under
Item 14(a) (1) on page 23 present fairly, in all material respects, the financial position of Evolving Systems, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)
(2) on page 23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
February 22, 2001

                             EVOLVING SYSTEMS, INC.
                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 4,265,956    $ 4,381,874
  Short-term investments--unrestricted......................   12,086,926      5,930,784
  Short-term investments--restricted........................    5,920,111             --
  Contract receivables net of allowance of $39,006 and
    $642,637 at December 31, 1999 and December 31, 2000,
    respectively............................................    9,623,555     15,202,052
  Unbilled work-in-progress.................................    8,349,436     14,109,994
  Prepaid and other current assets..........................    1,574,906      1,621,636
                                                              -----------    -----------
    Total current assets....................................   41,820,890     41,246,340

Property and equipment, net.................................    6,259,939      5,140,909
Deferred tax assets.........................................    1,547,007      1,547,007
                                                              -----------    -----------
    Total assets............................................  $49,627,836    $47,934,256
                                                              -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................  $   640,010    $   162,523
  Accounts payable and accrued liabilities..................    2,998,514      5,053,637
  Unearned revenue and customer deposits....................    9,278,058      5,880,343
                                                              -----------    -----------
    Total current liabilities...............................   12,916,582     11,096,503
Long-term obligations.......................................      169,960             --
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued or outstanding.............           --             --
  Common stock, $.001 par value; 25,000,000 shares
    authorized; 12,446,965 and 12,950,620 shares issued and
    outstanding as December 31, 1999 and December 31, 2000,
    respectively............................................       12,447         12,951
  Additional paid-in capital................................   51,774,076     53,062,824
  Deferred compensation.....................................      (89,454)       (37,165)
  Accumulated deficit.......................................  (15,155,775)   (16,200,857)
                                                              -----------    -----------
    Total stockholders' equity..............................   36,541,294     36,837,753
                                                              -----------    -----------
    Total liabilities and stockholders' equity..............  $49,627,836    $47,934,256
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1998          1999          2000
                                                        ------------   -----------   -----------
REVENUE:
  License fees and related services...................  $ 10,183,533   $ 8,137,972   $20,404,543
  Other services......................................    27,054,063    32,349,270    32,437,846
                                                        ------------   -----------   -----------
    Total revenue.....................................    37,237,596    40,487,242    52,842,389
Cost of revenue:
  License fees and related services...................     8,270,718     8,216,897     9,444,924
  Other services......................................    18,833,172    18,718,018    24,157,779
                                                        ------------   -----------   -----------
    Total cost of revenue.............................    27,103,890    26,934,915    33,602,703
                                                        ------------   -----------   -----------
Gross margin..........................................    10,133,706    13,552,327    19,239,686
Operating expenses:
  Sales and marketing.................................     5,738,827     4,515,561     8,490,940
  General and administrative..........................     8,565,620     9,704,785    12,105,433
  Research and development............................     7,197,309     1,064,392       369,950
                                                        ------------   -----------   -----------
    Total operating expenses..........................    21,501,756    15,284,738    20,966,323
                                                        ------------   -----------   -----------
Loss from operations..................................   (11,368,050)   (1,732,411)   (1,726,637)
Other income (expense):
  Interest income.....................................       935,053       907,197       828,886
  Interest expense....................................      (994,989)     (171,814)     (147,331)
  Litigation settlement and expenses..................            --    (3,150,699)           --
                                                        ------------   -----------   -----------
    Total.............................................       (59,936)   (2,415,316)      681,555
                                                        ------------   -----------   -----------
Loss before income taxes..............................   (11,427,986)   (4,147,727)   (1,045,082)
Provision for (benefit from) income taxes.............      (600,564)           --            --
                                                        ------------   -----------   -----------
Loss before extraordinary item........................   (10,827,422)   (4,147,727)   (1,045,082)
                                                        ------------   -----------   -----------
Extraordinary item, net of taxes......................       445,702            --            --
                                                        ------------   -----------   -----------
Net loss..............................................  $(11,273,124)  $(4,147,727)  $(1,045,082)
                                                        ============   ===========   ===========
Basic and diluted loss per common share before
  extraordinary item..................................  $      (1.37)  $     (0.34)  $     (0.08)
Extraordinary item....................................  $      (0.06)           --            --
                                                        ------------   -----------   -----------
Basic and diluted loss per common share...............  $      (1.43)  $     (0.34)  $     (0.08)
                                                        ============   ===========   ===========
Basic and diluted weighted average common shares
  outstanding.........................................     7,887,000    12,137,783    12,672,633

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        ADDITIONAL
                                                              SERIES A               $.001 PAR            PAID-IN       DEFERRED
                                                           PREFERRED STOCK          COMMON STOCK          CAPITAL     COMPENSATION
                                                         -------------------   ----------------------   -----------   ------------
                                                          SHARES     AMOUNT      SHARES      AMOUNT
                                                         --------   --------   ----------   ---------
Balance, December 31, 1997.............................    8,160     $    8     1,620,760   $   1,621   $ 2,423,060    $ (992,188)
Issuance of shares in initial public offering, net, and
  conversion of preferred stock........................   (8,160)        (8)    9,918,000       9,918    47,946,839
Stock option exercises.................................                           283,118         283       226,211
Compensation related to stock options..................                                                      65,421
Amortization of deferred compensation..................                                                    (231,056)      647,719
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                            66,143          66       272,610
Net loss...............................................
                                                          ------     ------    ----------   ---------   -----------    ----------
Balance, December 31, 1998.............................       --         --    11,888,021      11,888    50,703,085      (344,469)
                                                          ------     ------    ----------   ---------   -----------    ----------
Stock option exercises.................................                           464,567         465       698,164
Compensation related to stock options..................
Amortization of deferred compensation..................                                                                   255,015
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                            94,377          94       372,827
Net loss...............................................
                                                          ------     ------    ----------   ---------   -----------    ----------
Balance, December 31, 1999.............................       --         --    12,446,965      12,447    51,774,076       (89,454)
                                                          ------     ------    ----------   ---------   -----------    ----------
Stock option exercises.................................
Compensation related to stock options..................                           349,820         350       855,794        52,289
Amortization of deferred compensation..................
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                           153,835         154       432,954
Net loss...............................................
                                                          ------     ------    ----------   ---------   -----------    ----------
Balance, December 31, 2000.............................        0     $    0    12,950,620   $  12,951   $53,062,824    $  (37,165)
                                                          ======     ======    ==========   =========   ===========    ==========

                                                           RETAINED         TOTAL
                                                           EARNINGS     STOCKHOLDERS'
                                                          (DEFICIT)        EQUITY
                                                         ------------   -------------

Balance, December 31, 1997.............................  $    265,076   $  1,697,577
Issuance of shares in initial public offering, net, and
  conversion of preferred stock........................                   47,956,749
Stock option exercises.................................                      226,494
Compensation related to stock options..................                       65,421
Amortization of deferred compensation..................                      416,663
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                      272,676
Net loss...............................................   (11,273,124)   (11,273,124)
                                                         ------------   ------------
Balance, December 31, 1998.............................   (11,008,048)    39,362,456
                                                         ------------   ------------
Stock option exercises.................................                      698,629
Compensation related to stock options..................
Amortization of deferred compensation..................                      255,015
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                      372,921
Net loss...............................................    (4,147,727)    (4,147,727)
                                                         ------------   ------------
Balance, December 31, 1999.............................   (15,155,775)    36,541,294
                                                         ------------   ------------
Stock option exercises.................................
Compensation related to stock options..................                      856,144
Amortization of deferred compensation..................                       52,289
Common Stock issued pursuant to the Employee Stock
  Purchase Plan........................................                      433,108
Net loss...............................................    (1,045,082)    (1,045,082)
                                                         ------------   ------------
Balance, December 31, 2000.............................  $(16,200,857)  $ 36,837,753
                                                         ============   ============

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998          1999          2000
                                                              ------------   -----------   -----------
OPERATING ACTIVITIES:
Net loss....................................................  $(11,273,124)  $(4,147,727)  $(1,045,082)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Provision for uncollectible accounts......................      (211,890)           --       603,631
  Amortization of deferred compensation.....................       416,663       255,015        52,289
  Depreciation and amortization.............................     4,379,307     3,511,132     3,214,435
  Loss on disposal of property and equipment................       132,984        13,049        52,416
  Benefit from deferred income taxes........................      (671,218)           --            --
  Change in operating assets and liabilities:
    Contract receivables....................................      (683,567)    4,884,945    (6,182,128)
    Unbilled work in-progress...............................    (2,533,477)   (5,244,071)   (5,760,558)
    Prepaid and other assets................................      (737,218)      456,322       (46,730)
    Accounts payable and accrued liabilities................      (240,652)       (3,193)    2,055,123
    Unearned revenue and customer deposits..................    (2,975,680)    6,199,317    (3,397,715)
                                                              ------------   -----------   -----------
Net cash provided by (used in) operating activities.........   (14,397,872)    5,924,789   (10,454,319)
                                                              ------------   -----------   -----------
INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (2,300,743)   (2,153,221)   (2,181,806)
Proceeds from sale of property and equipment................        25,604            --        33,985
Purchases of short-term investments.........................    (6,818,617)  (45,885,623)  (33,709,198)
Sales of short-term investments.............................            --    34,828,190    45,785,451
                                                              ------------   -----------   -----------
Net cash provided by (used in) investing activities.........    (9,093,756)  (13,210,654)    9,928,432
                                                              ------------   -----------   -----------
FINANCING ACTIVITIES:
Repayments of long-term obligations.........................   (14,428,387)   (1,226,292)     (647,447)
Borrowings from line of credit..............................     6,686,000            --            --
Repayments of line of credit................................    (6,686,000)           --            --
Proceeds from issuance of common stock, net.................    48,455,919     1,071,550     1,289,252
                                                              ------------   -----------   -----------
Net cash provided by (used in) financing activities.........    34,027,532      (154,742)      641,805
                                                              ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........    10,535,904    (7,440,607)      115,918
Cash and cash equivalents at beginning of period............     1,170,659    11,706,563     4,265,956
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of period..................  $ 11,706,563   $ 4,265,956   $ 4,381,874
                                                              ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF OTHER CASH AND NON-CASH INVESTING
  AND FINANCING TRANSACTIONS
Interest paid...............................................  $    920,450   $   171,814   $    79,641
Income taxes paid...........................................            --            --        18,000
Assets acquired under capital lease.........................        86,839            --            --

   The accompanying notes are an integral part of these financial statements.

                             EVOLVING SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

        Evolving Systems designs, develops, markets and supports OSS products and solutions for the telecommunications industry and provides a broad range of both fixed price and time and materials software solutions. We provide these systems and software products through a combination of our own proprietary software integrated with software packages purchased from other companies to form complete software solutions for our customers.

  INITIAL PUBLIC OFFERING

        In May 1998, Evolving Systems completed an initial public offering
(IPO). Of the 5.3 million shares of common stock sold to the public at $14.00 per share, we issued 3.8 million shares and selling shareholders sold
1.5 million shares. We realized approximately $48 million from the offering after deducting expenses of the offering of approximately $5.2 million.

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

  REVENUE RECOGNITION

        Evolving Systems recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". We derive revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving our LNP software products and related services. Other services revenue consists of revenue from custom programming, systems integration of third party products, annual maintenance contracts and training.

        License fees and related services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding
12 months.

        In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value ("VSOE") exists. If VSOE does not

                             EVOLVING SYSTEMS, INC.

exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist or all of the elements are delivered.

        Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed.

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

        We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

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

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short-term investments consist of high-grade commercial paper, maturing within one year. Such short-term investments are classified as held-to-maturity and, accordingly, carried at amortized cost.

  CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject Evolving Systems to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We have cash investment policies that limit investments to investment grade securities and certificates of deposit. We perform ongoing evaluations of its customers' financial condition and, generally, requires no collateral from our customers. During the years ending December 31, 1998, 1999 and 2000, we recognized approximately 87%, 84% and 93% of total revenue from six, five and ten customers, respectively, all in the telecommunications industry. As of December 31, 1999 and 2000, these customers accounted for 78% and 95% of contract receivables, respectively. Customers providing the largest revenues for the year ended December 31, 1999 were Lockheed Martin (23%), Lucent (23%), GTE (18%) and SBC (12%). Customers providing the largest revenues for the year ended December 31, 2000 were Lucent (20%), SBC (17%), Neustar (15%) and Qwest (15%).

                             EVOLVING SYSTEMS, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

        For certain of our financial instruments, including cash and cash equivalents, certificates of deposit, contract receivables, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities.

  PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS

        Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally four to seven years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost and are depreciated over the shorter of the lease term or useful life of the asset.

        We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the evaluation, we estimate the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure the carrying value has not been impaired.

  STOCK-BASED COMPENSATION

        We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for stock-based compensation arrangements. We have included the pro-forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," in Note 4.

  INCOME TAXES

        Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that these benefits will not be realized.

  EARNINGS PER COMMON SHARE

        Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. The following is

                             EVOLVING SYSTEMS, INC.

the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

                                                            1998          1999          2000
                                                        ------------   -----------   -----------
BASIC EARNINGS PER SHARE
Net loss..............................................  $(11,273,124)  $(4,147,727)  $(1,045,082)
Basic weighted average common shares outstanding......     7,887,000    12,137,783    12,672,633
Basic earnings per common share.......................  $      (1.43)  $     (0.34)  $     (0.08)
                                                        ------------   -----------   -----------
DILUTED EARNINGS PER SHARE
Net loss..............................................  $(11,273,124)  $(4,147,727)  $(1,045,082)
                                                        ------------   -----------   -----------
Basic weighted average number of shares outstanding...     7,887,000    12,137,783    12,672,633
EFFECT OF DILUTIVE SECURITIES
Options and warrants..................................            --            --            --
Diluted weighted average common shares outstanding....     7,887,000    12,137,783    12,672,633
                                                        ------------   -----------   -----------
Diluted earnings per share............................  $      (1.43)  $     (0.34)  $     (0.08)
                                                        ============   ===========   ===========

All options and warrants outstanding during all periods were excluded from computation of diluted EPS because of their anti-dilutive effect on the net loss per share.

2.  BALANCE SHEET COMPONENTS

    Certain balance sheet components are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
PROPERTY AND EQUIPMENT:
Computer equipment and purchased software........  $ 20,112,423   $ 21,775,012

Furniture, fixtures and leasehold improvements...     4,321,859      4,090,347
                                                   ------------   ------------
                                                     24,434,282     25,865,359
Less: accumulated depreciation...................   (18,174,343)   (20,724,450)
                                                   ------------   ------------
                                                   $  6,259,939   $  5,140,909
                                                   ============   ============

        Included in property and equipment at December 31, 1999 and 2000 are assets under capital lease of $2,786,429 and $2,786,429, respectively. Related accumulated depreciation is $2,400,813 and $2,611,056 as of December 31, 1999 and 2000, respectively.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
Accounts payable.....................................  $  730,286   $1,259,978
Accrued compensation and related expenses............   1,216,310    2,884,224
Other................................................   1,051,918      909,435
                                                       ----------   ----------
                                                       $2,998,514   $5,053,637
                                                       ==========   ==========

                             EVOLVING SYSTEMS, INC.

3.  LONG-TERM OBLIGATIONS, INCLUDING RELATED PARTY OBLIGATIONS AND COMMITMENTS

  LINE OF CREDIT

        Under a borrowing arrangement with a bank, we had a revolving line of credit with $5,000,000 of maximum available credit at December 31, 1999 bearing interest at the bank's prime rate. The line of credit expired in September 2000 and was not subsequently renewed or replaced with another line of credit. The line of credit was collateralized by short-term commercial paper investments of $5,920,111.

        We also had a term debt facility under which we could draw up to a maximum of $5,000,000. The term debt facility expired September 16, 1999 and there were no borrowings against the facility at the time of termination.

  LEASE COMMITMENTS

        We lease our office and operating facilities and various equipment under non-cancelable operating leases. Rent expense was $3,804,613, $1,916,912 and $1,906,757 for the years ended December 31, 1998, 1999 and 2000, respectively. Rent expense is net of sublease rental income of $515,638, $1,110,826 and $929,695 for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with our obligations under certain of our office facility leases, we have letters of credit totaling and $100,000 and $0 at December 31, 1999 and 2000, respectively.

        Future minimum non-cancelable commitments as of December 31, 2000 for capital leases and non-cancelable operating leases with initial terms in excess of one year are as follows:

Future minimum non-cancelable commitments under these leases as of December 31, 2000, are as follows:

                                                  OPERATING LEASES   CAPITAL LEASES
                                                  ----------------   --------------
2001............................................    $ 1,742,497        $  168,542
2002............................................      1,673,864
2003............................................      1,487,505
2004............................................      1,460,436
2005............................................      1,358,008
Thereafter......................................     14,745,993
                                                    -----------        ----------
                                                     22,468,303           168,542
Less: interest..................................             --            (6,019)
                                                    -----------        ----------
                                                    $22,468,303        $  162,523
                                                    ===========        ==========

                             EVOLVING SYSTEMS, INC.

4.  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

STOCK OPTIONS

    On January 19, 1996, the Company's Board of Directors approved a stock option plan. Under the stock option plan, 5,850,000 shares of the Company's common stock are reserved for issuance, of which 1,532,632 shares are available for grant as of December 31, 2000. The Company has also reserved 910,633 shares of common stock for the issuance of warrants. Options issued under the stock option plan shall be at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant. Certain options were automatically vested upon the effectiveness of the IPO. On September 25, 1998, 61,734 stock options for non-officer employees were repriced to $2.75, the fair market value at that date. On November 5, 1998, 238,250 options for officers were repriced to $2.75, a price above the fair value at that date but equal to the price set for non-officer employees. No compensation expense was recorded, as the options were repriced to an exercise price greater than or equal to fair market.

        Generally, stock options are granted with an exercise price not less than fair value of the Company's common stock as determined by the Board of Directors at the date of grant, and accordingly, no compensation cost was recognized prior to 1997. During the year ended December 31, 1997, the Company recorded $1,347,534 as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted during 1997. Such deferred compensation cost is being amortized over the vesting period of the options. Of the total amount, $416,663, $255,015 and $52,289 were recognized as expense during the years ended December 31, 1998, 1999 and 2000, respectively.

        Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $1.76, $3.40, and $4.25 in 1998, 1999 and 2000, respectively. The fair value has been estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1999 and 2000, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 104%, 91% and 134%; and weighted average risk free interest rates of 4.7%, 5.8% and 6.5%.

        The pro forma impact on the Company's net loss per share had compensation cost been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
Net loss:
As reported..................................    $(11,273,124)        $(4,147,727)        $(1,045,082)
SFAS No. 123 Pro forma.......................    $(11,889,569)        $(4,669,255)        $(3,832,512)
Net loss per common share:
As reported..................................          $(1.43)             $(0.34)             $(0.08)
SFAS No. 123 Pro forma.......................          $(1.51)             $(0.38)             $(0.30)

                             EVOLVING SYSTEMS, INC.

        The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2000 follows:

                                           STOCK OPTIONS AND                                     STOCK OPTIONS AND
                                          WARRANTS OUTSTANDING                                  WARRANTS EXERCISABLE
                               ------------------------------------------                    --------------------------
                                                               WEIGHTED
                                                               AVERAGE
                                                              REMAINING        WEIGHTED                     WEIGHTED
                                  RANGE OF        NUMBER     CONTRACTUAL       AVERAGE        NUMBER        AVERAGE
                               EXERCISE PRICES   OF SHARES   LIFE (YEARS)   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                               ---------------   ---------   ------------   --------------   ---------   --------------
Options......................   $   0.80           135,545        4.35           $0.80         112,646        $0.80
                                $2.00-$3.00      1,046,593        7.14           $2.69         656,575        $2.71
                                $3.19-$4.50        287,535        8.97           $4.02          63,595        $4.15
                                $4.88-$7.19      1,393,719        9.06           $5.59         276,830        $5.60
                                $7.50-$11.13       268,533        9.09           $9.09          47,846        $8.95
                                                 ---------        ----           -----       ---------        -----
                                                 3,131,925        8.21           $4.51       1,157,492        $3.56
                                                 ---------        ----           -----       ---------        -----
Warrants.....................   $   0.80           910,633        3.40           $0.80         910,633        $0.80

        The following is a summary of stock option activity:

                                                                           WEIGHTED                 WEIGHTED
                                                     NUMBER OF SHARES      AVERAGE    OPTIONS AND   AVERAGE
                                                   ---------------------   EXERCISE    WARRANTS     EXERCISE
                                                    OPTIONS     WARRANTS    PRICE     EXERCISABLE    PRICE
                                                   ----------   --------   --------   -----------   --------
Options and warrants outstanding December 31,
  1997...........................................   1,887,401   910,633     $ 3.58     1,249,894     $0.80
  Options granted................................   2,349,723        --       4.16
  Less options forfeited.........................  (1,609,055)       --       8.49
  Less options exercised.........................    (283,118)       --       0.80
                                                   ----------   -------     ------
Options and warrants outstanding December 31,
  1998...........................................   2,344,951   910,633     $ 1.85     1,293,130     $0.85
  Options granted................................   1,485,875        --       5.63
  Less options forfeited.........................    (379,235)       --      (3.09)
  Less options exercised.........................    (464,567)       --      (1.50)
                                                   ----------   -------     ------
Options and warrants outstanding December 31,
  1999...........................................   2,987,024   910,633     $ 3.21     1,500,978     $1.43
  Options granted................................   1,132,567        --       6.13
  Less options forfeited.........................    (637,846)       --       5.49
  Less options exercised.........................    (349,820)       --       2.59
                                                   ----------   -------     ------
Options and warrants outstanding December 31,
  2000...........................................   3,131,925   910,633     $ 3.72     2,068,125     $2.34
                                                   ==========   =======     ======

        Included in total options and warrants exercisable at December 31, 1998, 1999 and 2000, are 910,633 warrants issued in connection with a 1996 debt financing. The warrants are exercisable at $.80 per share and expire May 31, 2003. Subsequent to December 31, 2000, the Company granted options to purchase 757,000 shares of common stock at a weighted average exercise price of $2.19 per share.

  EMPLOYEE STOCK PURCHASE PLAN

        Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 450,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of

                             EVOLVING SYSTEMS, INC.

the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 94,377 and 153,835 shares in 1999 and 2000, respectively.

        The fair value of each stock purchase plan grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 1999 and 2000, respectively: no dividend yield for all periods; an expected life of .5 years and .5 years; volatility of 91% and 134%; and a risk free interest rate of 5.62% and 5.93%.

5.  INCOME TAXES

        The provision for (benefit from) income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1998         1999         2000
                                                       ---------   ----------   ----------
Current:
  Federal............................................  $(156,797)  $       --   $       --
  State..............................................      7,451           --           --
Deferred:
  Federal............................................   (611,834)          --           --
  State..............................................    (59,384)          --           --
                                                       ---------   ----------   ----------
Total................................................  $(820,564)  $       --   $       --
                                                       =========   ==========   ==========

        Of the total 1998 benefit from income taxes, $220,000 is reflected in the extraordinary item on the income statement.

        Components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                        1999          2000
                                                     -----------   -----------
Deferred tax assets:
  Deferred revenue.................................  $   112,105   $   297,654
  Research and development credit carryforwards....    1,701,244     1,401,244
  Allowance for doubtful accounts..................       14,549       239,704
  Net operating loss carryforwards.................    5,966,596     5,941,119
  Other............................................       48,125        30,945
                                                     -----------   -----------
    Total deferred tax assets......................    7,842,619     7,910,666
                                                     -----------   -----------
Deferred tax liabilities:
  Accumulated depreciation.........................     (413,237)     (297,404)
                                                     -----------   -----------
    Total deferred tax liabilities.................     (413,237)     (297,404)
                                                     -----------   -----------
Net deferred tax asset before valuation
  allowance........................................    7,429,382     7,613,262
Valuation allowance................................   (5,882,375)   (6,066,255)
                                                     -----------   -----------
Net deferred tax asset.............................  $ 1,547,007   $ 1,547,007
                                                     ===========   ===========

                             EVOLVING SYSTEMS, INC.

        The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate to loss before income taxes and extraordinary item. The amounts are reconciled as follows for the years ended December 31:

                                                              1998          1999         2000
                                                           -----------   -----------   ---------
Federal income taxes benefit at statutory rate...........  $(3,885,515)  $(1,410,227)  $(355,328)
State income tax, net of federal benefit.................     (390,335)     (128,160)    (41,660)
Increase in valuation allowance..........................    3,822,877     2,059,498     183,880
Research and development tax credits.....................     (300,000)     (300,000)         --
Amortization of deferred compensation....................      141,665      (135,599)        437
Prior year filing effects................................           --            --     300,000
Other....................................................       10,744       (85,512)    (87,329)
                                                           -----------   -----------   ---------
Provision for (benefit from) income taxes................  $  (600,564)  $        --   $      --
                                                           ===========   ===========   =========

        The tax effect of $220,000 related to the extraordinary item in 1998 approximates the federal statutory rate.

        As of December 31, 2000, the Company has research and development tax credit carryforwards for federal income tax purposes of $1,401,244, which begin to expire in 2011. Additionally, the Company has net operating loss carryforwards of $15,891,943 which expire beginning in 2018.

        The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

6.  BENEFIT PLANS

    Evolving Systems has established a 401(k) Plan that is available to all employees 21 years of age or older with one-quarter year service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions and has done so. All employee contributions are fully vested immediately and employer contribution vest 100% after completion of three years service. During 1998, 1999 and 2000, the Company contributed $1,244,842, $1,250,480 and
$1,478,969, respectively, under the 401(k) Plan.

7.  SEGMENT INFORMATION

    In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we define operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We identified our chief operating decision-makers as three key executives--the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments presented below are the same as those described in the summary of

                             EVOLVING SYSTEMS, INC.

significant accounting policies. We develop products and solutions for the telecommunications industry and provide a broad range of both fixed-price and time-and-materials software solutions.

        The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The OSS Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data
(CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. Our Company provides services and products solely within the United States geographic area. Total assets and gross margins have not been specified by segment as it is impractical to do so as this information is not available to the decision-making group. Further, 1998 data is not provided as it is also impractical to obtain. The following table provides revenue by segment for the years ended December 31, 1999 and December 31, 2000, respectively:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
REVENUE
OSS Products Group:
  LNP..............................................  $12,308,280   $25,990,041
  NPAC.............................................    7,400,119     7,578,037
  OSS Solutions....................................   10,735,899     7,444,163
Wireless Data Group:
  Wireless.........................................   10,042,944    11,830,148
                                                     -----------   -----------

Total Revenue......................................  $40,487,242   $52,842,389
                                                     ===========   ===========

8.  LEGAL PROCEEDINGS

    In June 1998, four securities class action complaints were filed against Evolving Systems and certain of our current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased our securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that the Company and certain of our officers misled the investing public regarding our financial prospects. We denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. We incurred approximately $719,000 in legal costs associated with the lawsuit.

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. Management does not expect that any such proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

                             EVOLVING SYSTEMS, INC.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Our quarterly financial information for fiscal 1999 and fiscal 2000 is as follows (in thousands, except per share data):

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Total revenue...........................................  $ 8,859    $ 9,805    $10,782    $11,041
  Less: cost of revenue.................................    6,788      7,156      6,353      6,638
                                                          -------    -------    -------    -------
Gross margin............................................    2,071      2,649      4,429      4,403
  Less: operating expenses..............................    3,489      3,302      4,320      4,174
                                                          -------    -------    -------    -------
Operating income (loss).................................   (1,418)      (653)       109        229
                                                          -------    -------    -------    -------
Income (loss) before income taxes.......................   (4,491)      (532)       380        495
Net income (loss).......................................  $(4,491)   $  (532)   $   380    $   495
                                                          =======    =======    =======    =======
Net income (loss) per common share
  Basic.................................................  $ (0.37)   $ (0.04)   $  0.03    $  0.04
  Diluted...............................................  $ (0.37)   $ (0.04)   $  0.03    $  0.04

YEAR ENDED DECEMBER 31, 2000
Total revenue...........................................  $11,689    $14,101    $11,414    $15,638
  Less: cost of revenue.................................    7,168      8,513      9,337      8,585
                                                          -------    -------    -------    -------
Gross margin............................................    4,521      5,588      2,077      7,053
  Less: operating expenses..............................    4,450      5,199      5,356      5,961
                                                          -------    -------    -------    -------
Operating income (loss).................................       71        389     (3,279)     1,092
                                                          -------    -------    -------    -------
Income (loss) before income taxes.......................      313        600     (3,166)     1,208
Net income (loss).......................................  $   313    $   600    $(3,166)   $ 1,208
                                                          =======    =======    =======    =======

Net income (loss) per common share
  Basic.................................................  $  0.03    $  0.05    $  0.25    $  0.09
  Diluted...............................................  $  0.02    $  0.05    $  0.25    $  0.09

                          FINANCIAL STATEMENT SCHEDULE

THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED AS A PART OF THIS REPORT UNDER SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE FISCAL YEARS ENDED DECEMBER 31, 2000. ALL OTHER SCHEDULES CALLED FOR BY FORM 10-K ARE OMITTED BECAUSE THEY ARE INAPPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OF NOTES THERETO, INCLUDED HEREIN.

                                          VALUATION AND QUALIFYING ACCOUNTS
                                                                                                             WRITE-
                                                                                                              OFFS
                                                                   BALANCE AT   CHARGED TO    MANAGEMENT     CHARGED     BALANCE
            FISCAL                                                 BEGINNING     BAD DEBT     REDUCTION        TO       AT END OF
             YEAR                          DESCRIPTION             OF PERIOD     EXPENSE     IN ALLOWANCE   ALLOWANCE    PERIOD
            ------                         -----------             ----------   ----------   ------------   ---------   ---------
2000...........................  Allowance for doubtful accounts    $ 39,007     $603,631                               $642,638
1999...........................  Allowance for doubtful accounts    $308,110                   $263,304      $5,799     $ 39,007
1998...........................  Allowance for doubtful accounts    $520,000                   $211,890                 $308,110