Form 10-K/A
period 2000-12-31
EVOLVING SYSTEMS INC
filed 2001-04-20
CIK 1052054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO
                                                   ------    ------

                         COMMISSION FILE NUMBER: 0-24081

                             EVOLVING SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     84-1010843
      (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
9777 MT. PYRAMID CT., ENGLEWOOD, COLORADO 80112
          (ADDRESS OF PRINCIPAL
            EXECUTIVE OFFICES)                                (ZIP CODE)

                                 (303) 802-1000
                         (REGISTRANT'S TELEPHONE NUMBER)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

          SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $2.56 as of March 1, 2001.

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

                             EXPLANATORY NOTE

         Evolving Systems, Inc. is filing this Amendment to its Form 10-K, to correct a clerical error contained on page F-16 of the Form 10-K filed with the SEC on March 23, 2001. The Net Income (loss) per common share reported for the Third Quarter should have been reported as a loss of $0.25. The actual dollar amount of the loss for the Third Quarter is reported correctly directly above the per share information and the financial information for the year is correctly reported elsewhere in the Form 10-K. The Company is filing this Amendment for clarification purposes.

                            EVOLVING SYSTEMS, INC.
                               1ST AMENDMENT TO
                          ANNUAL REPORT ON FORM 10-K/A
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                           PART I

Item 1        Business.................................................................................      3
Item 2        Properties...............................................................................     14
Item 3        Legal Proceedings........................................................................     14
Item 4        Submission of Matters to a Vote of Security Holders......................................     14

                                                          PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters....................     15
Item 6        Selected Financial Data..................................................................     15
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations....     16
Item 8        Consolidated Financial Statements and Supplementary Data.................................     21
Item 9        Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure.................................................................     21

                                                          PART III

Item 10       Directors and Executive Officers of the Registrant.......................................     22
Item 11       Executive Compensation...................................................................     22
Item 12       Security Ownership of Certain Beneficial Owners and Management...........................     22
Item 13       Certain Relationships and Related Transactions...........................................     22

                                                          PART IV

Item 14       Exhibits, Financial Statement Schedule and Reports on Form 8-K...........................     23


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

ITEM 2. PROPERTIES

         During fiscal year 2000, we leased office space at three locations including one in Englewood, Colorado, one in Louisville, Colorado and one in Santa Maria, California. We also lease sales offices in New Jersey, St. Louis, Missouri and Vienna, Virginia. Our leases are shown below:

                                                                                    SQUARE           LEASE
LOCATION                                                                            FOOTAGE        EXPIRATION
Meridian......................................................................       120,281          2/13/16
Santa Maria...................................................................         6,600          8/31/01
Louisville....................................................................        10,992         10/31/02
Virginia......................................................................         1,871         10/31/04
New Jersey....................................................................         2,951          1/31/05
Missouri......................................................................          2460          4/30/03

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


                                                                          HIGH      LOW       HIGH       LOW
                                                                               2000                1999
                                                                               ----                ----
                                                                                 FOR THE FISCAL YEARS
                                                                                  ENDED DECEMBER 31,
  First Quarter...................................................       $15.22    $7.75      $8.75     $3.63
  Second Quarter..................................................       $12.00    $3.00      $6.13     $3.88
  Third Quarter...................................................        $8.69    $4.75      $7.13     $3.75
  Fourth Quarter..................................................        $6.94    $2.16     $10.50     $5.00

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

                                                                     2000        1999         1998        1997        1996
                                                                     ----        ----         ----        ----        ----
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.............................................................. $52,842     $40,487      $37,238     $42,720     $36,918
Cost of revenue......................................................  33,603      26,935       27,104      25,224      24,531
Sales and marketing..................................................   8,491       4,516        5,739       5,065       2,913
General and administrative...........................................  12,105       9,705        8,566       8,635       8,587
Research and development.............................................     370       1,064        7,197       2,914         641
Income (loss) from operations........................................  (1,727)     (1,732)     (11,368)        882         246
Other income (expense)...............................................     682      (2,415)         (60)     (1,395)     (1,422)
Provision for (benefit from) income taxes............................   -           -             (601)       (791)         81
Net income (loss) (1)(2).............................................  (1,045)     (4,148)     (11,273)        278      (1,257)
Basic income (loss) per share........................................   (0.08)      (0.34)       (1.43)       0.18       (0.82)
Diluted earning (loss) per share.....................................   (0.08)      (0.34)       (1.43)       0.03       (0.82)
Working capital......................................................  30,150      28,904       31,009       5,366       6,390
Total assets.........................................................  47,934      49,628       47,479      27,859      24,356
Long-term debt, net of current portion...............................       0         170          825      16,465      18,096
Stockholders equity..................................................  36,838      36,541       39,362       1,698         996

-----------

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

         The following table presents, for the periods indicated, certain items contained in our statement of operations reflected as a percentage of total revenue:

                                                                                      1998     1999      2000
                                                                                      ----     ----      ----
                                                                                      YEAR ENDED DECEMBER 31,
Revenue:
  License fees and related services...........................................        27.3%    20.1%     38.6%
  Other services..............................................................        72.7     79.9      61.4
  Total revenue...............................................................       100.0    100.0     100.0
Cost of revenue:
  License fees and related services...........................................        22.2     20.3      17.8
  Other services..............................................................        50.6     46.2      45.7
  Total cost of revenue.......................................................        72.8     66.5      63.5
Gross margin..................................................................        27.2     33.5      36.5
Operating expenses:
  Sales and marketing.........................................................        15.4     11.2      16.1
  General and administrative..................................................        23.0     24.0      22.9
  Research and development....................................................        19.3      2.6       0.7
Total operating expenses......................................................        57.7     37.8      39.7
Operating loss................................................................       (30.5)    (4.3)     (3.2)
Other income (expense), net...................................................        (0.2)    (6.0)      1.3
Loss before income taxes......................................................       (30.7)   (10.3)     (1.9)
Provision for (benefit from) income taxes.....................................        (1.6)     0.0       0.0
Net loss before extraordinary item............................................       (29.1)   (10.3)     (1.9)
Extraordinary item, net of taxes..............................................         1.2        -        -

Net loss......................................................................       (30.3)   (10.3)     (1.9)


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

               RESULTS OF OPERATIONS-YEAR ENDED DECEMBER 31, 2000
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1999



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

               RESULTS OF OPERATIONS-YEAR ENDED DECEMBER 31, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the section of Evolving Systems' 2001 Proxy Statement, anticipated to be filed within 120 days of December 31, 2000, entitled "Proposal 1-Election of Directors," and the section entitled "Management."

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

        1. Financial Statements: The following financial statements of Evolving Systems, Inc. are filed as part of this report.

        Report of Independent Accountants........................................................     F-1
        Balance Sheets at December 31, 1999 and 2000.............................................     F-2
        Statements of Operations for the years ended December 31, 1998, 1999 and 2000............     F-3
        Statement of Changes in Stockholders' Equity for the years ended December 31,
        1998, 1999 and 2000......................................................................     F-4
        Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000............     F-5
        Notes to Financial Statements............................................................     F-6

2. Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2000, 1999 and 1998 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements and the related notes thereto.

Schedule II-Valuation and Qualifying Accounts............................................     S-1
Schedules other than the one listed above have been omitted since they are not applicable.

3.       Exhibits.

  EXHIBIT
  NUMBER    DESCRIPTION OF DOCUMENT
  -------   -----------------------
   3.1^     Restated Certificate of Incorporation.
   3.2^     Amended and Restated Bylaws.
   4.1^     Reference is made to Exhibits 3.1 and 3.2.
   4.2^     Specimen stock certificate representing shares of Common Stock.
            Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated
 10.1^      as of January 1, 1998.
 10.2^*     Amended and Restated Stock Option Plan.
 10.3^*     Employee Stock Purchase Plan.
            Software Development Agreement, by and between the Registrant and
            American Telephone and Telegraph Company, dated as of May 1, 1993.
            (The division of American Telephone & Telegraph Company responsible
 10.10^     for this Agreement has split off from AT&T and is now known as Lucent
            Technologies, Inc.).
  23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
  24.1      Power of Attorney (included on signature page).


-----------
^ Incorporated by reference to the Registrant's Registration Statement on Form
  S-1 No. 333-43973.

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

                              EVOLVING SYSTEMS, INC.


                                                      GEORGE A. HALLENBECK
                                                    CHIEF EXECUTIVE OFFICER
                     By:                         (PRINCIPAL EXECUTIVE OFFICER)

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

                     SIGNATURE                                       TITLE                                    DATE
                     ---------                                       -----                                    ----
                                              Chief Executive Officer, Chairman of the Board of
                                              Directors (Principal
                GEORGE A. HALLENBECK          Executive Officer)                                               , 2001

                                              President, Chief Operating
                   JAMES M. ROSS              Officer, Director                                                , 2001
                                              Senior Vice President, Chief
                                              Financial Officer (Principal
                                              Financial and Accounting
                  DAVID R. JOHNSON            Officer)                                                         , 2001

                   DAVID J. MOLNY             Director                                                         , 2001

                   HARRY B. FAIR              Director                                                         , 2001

                  DONALD R. DIXON             Director                                                         , 2001

                  ROBERT J. LOARIE            Director                                                         , 2001


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

PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
February 22, 2001

                              EVOLVING SYSTEMS, INC.
                                  BALANCE SHEETS


                                                                                                 DECEMBER 31,       DECEMBER 31,
                                                                                                      1999               2000
                                                                                                      ----               ----
ASSETS
Current assets:
  Cash and cash equivalents.................................................................           $4,265,956         $4,381,874
  Short-term investments-unrestricted.......................................................           12,086,926          5,930,784
  Short-term investments-restricted.........................................................            5,920,111                  -
   Contract receivables net of allowance of $39,006 and $642,637 at December 31, 1999 and
     December 31, 2000, respectively........................................................            9,623,555         15,202,052
  Unbilled work-in-progress.................................................................            8,349,436         14,109,994
  Prepaid and other current assets..........................................................            1,574,906          1,621,636

     Total current assets...................................................................           41,820,890         41,246,340
Property and equipment, net.................................................................            6,259,939          5,140,909
Deferred tax assets.........................................................................            1,547,007          1,547,007

     Total assets...........................................................................          $49,627,836        $47,934,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................................................             $640,010           $162,523
  Accounts payable and accrued liabilities..................................................            2,998,514          5,053,637
  Unearned revenue and customer deposits....................................................            9,278,058          5,880,343

     Total current liabilities..............................................................           12,916,582         11,096,503
Long-term obligations.......................................................................              169,960                  -
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued or
  outstanding...............................................................................                    -                  -
  Common stock, $.001 par value; 25,000,000 shares authorized; 12,446,965 and 12,950,620
  shares issued and outstanding as December 31, 1999 and December 31, 2000, respectively....               12,447             12,951
  Additional paid-in capital................................................................           51,774,076         53,062,824
  Deferred compensation.....................................................................             (89,454)           (37,165)
  Accumulated deficit.......................................................................         (15,155,775)       (16,200,857)

     Total stockholders' equity.............................................................           36,541,294         36,837,753

     Total liabilities and stockholders' equity.............................................          $49,627,836        $47,934,256

                 The accompanying notes are an integral part of
                          these financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                  1998                1999              2000
                                                                                   ----                ----              ----
                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
REVENUE:
  License fees and related services......................................         $10,183,533         $8,137,972       $20,404,543
  Other services.........................................................          27,054,063         32,349,270        32,437,846

     Total revenue.......................................................          37,237,596         40,487,242        52,842,389
Cost of revenue:
  License fees and related services......................................           8,270,718          8,216,897         9,444,924
  Other services.........................................................          18,833,172         18,718,018        24,157,779

     Total cost of revenue...............................................          27,103,890         26,934,915        33,602,703

Gross margin.............................................................          10,133,706         13,552,327        19,239,686
Operating expenses:
  Sales and marketing....................................................           5,738,827          4,515,561         8,490,940
  General and administrative.............................................           8,565,620          9,704,785        12,105,433
  Research and development...............................................           7,197,309          1,064,392           369,950

     Total operating expenses............................................          21,501,756         15,284,738        20,966,323

Loss from operations.....................................................         (11,368,050)        (1,732,411)       (1,726,637)
Other income (expense):
  Interest income........................................................             935,053            907,197           828,886
  Interest expense.......................................................            (994,989)          (171,814)         (147,331)
  Litigation settlement and expenses.....................................                   -         (3,150,699)                -

     Total...............................................................             (59,936)        (2,415,316)          681,555

Loss before income taxes.................................................         (11,427,986)        (4,147,727)       (1,045,082)
Provision for (benefit from) income taxes................................            (600,564)                 -                 -

Loss before extraordinary item...........................................         (10,827,422)        (4,147,727)       (1,045,082)

Extraordinary item, net of taxes.........................................             445,702                  -                 -

Net loss.................................................................        $(11,273,124)       $(4,147,727)      $(1,045,082)

Basic and diluted loss per common share before extraordinary item........              $(1.37)            $(0.34)           $(0.08)
Extraordinary item.......................................................              $(0.06)                 -                 -

Basic and diluted loss per common share..................................              $(1.43)            $(0.34)           $(0.08)

Basic and diluted weighted average common shares outstanding.............            7,887,000        12,137,783        12,672,633

                 The accompanying notes are an integral part of
                          these financial statements.

                              EVOLVING SYSTEMS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       SHARES      AMOUNT        SHARES          AMOUNT
                                       ------      ------        ------          ------        ADDITIONAL
                                            SERIES A                   $.001 PAR                 PAID-IN
                                         PREFERRED STOCK              COMMON STOCK               CAPITAL
                                         ---------------              ------------             ----------
Balance, December 31, 1997........         8,160          $8       1,620,760         $1,621        $2,423,060
Issuance of shares in initial
  public offering, net, and
  conversion of preferred stock...       (8,160)         (8)       9,918,000          9,918        47,946,839
Stock option exercises............                                   283,118            283           226,211
Compensation related to stock
  options.........................                                                                     65,421
Amortization of deferred
  compensation....................                                                                  (231,056)
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                    66,143             66           272,610
Net loss..........................


Balance, December 31, 1998........             -           -      11,888,021         11,888        50,703,085


Stock option exercises............                                   464,567            465           698,164
Compensation related to stock
  options.........................
Amortization of deferred
  compensation....................
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                    94,377             94           372,827
Net loss..........................


Balance, December 31, 1999........             -           -      12,446,965         12,447        51,774,076


Stock option exercises............
Compensation related to stock
  options.........................                                   349,820            350           855,794
Amortization of deferred
  compensation....................
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                   153,835            154           432,954
Net loss..........................


Balance, December 31, 2000........             0          $0      12,950,620        $12,951       $53,062,824

                                                                RETAINED              TOTAL
                                            DEFERRED            EARNINGS          STOCKHOLDERS'
                                          COMPENSATION         (DEFICIT)              EQUITY
                                          ------------         ---------          -------------
Balance, December 31, 1997........         $(992,188)             $265,076           $1,697,577
Issuance of shares in initial
  public offering, net, and
  conversion of preferred stock...                                                   47,956,749
Stock option exercises............                                                      226,494
Compensation related to stock
  options.........................                                                       65,421
Amortization of deferred
  compensation....................            647,719                                   416,663
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                                      272,676
Net loss..........................                            (11,273,124)         (11,273,124)


Balance, December 31, 1998........          (344,469)         (11,008,048)           39,362,456


Stock option exercises............                                                      698,629
Compensation related to stock
  options.........................
Amortization of deferred
  compensation....................            255,015                                   255,015
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                                      372,921
Net loss..........................                             (4,147,727)          (4,147,727)


Balance, December 31, 1999........           (89,454)         (15,155,775)           36,541,294


Stock option exercises............
Compensation related to stock
  options.........................             52,289                                   856,144
Amortization of deferred
  compensation....................                                                       52,289
Common Stock issued pursuant to the
  Employee Stock Purchase Plan....                                                      433,108
Net loss..........................                             (1,045,082)          (1,045,082)


Balance, December 31, 2000........          $(37,165)        $(16,200,857)          $36,837,753


                 The accompanying notes are an integral part of
                          these financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                               1998                1999               2000
                                                                               ----                ----               ----
                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
OPERATING ACTIVITIES:
Net loss................................................................      $(11,273,124)       $(4,147,727)       $(1,045,082)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Provision for uncollectible accounts..................................          (211,890)                  -            603,631
  Amortization of deferred compensation.................................            416,663            255,015             52,289
  Depreciation and amortization.........................................          4,379,307          3,511,132          3,214,435
  Loss on disposal of property and equipment............................            132,984             13,049             52,416
  Benefit from deferred income taxes....................................          (671,218)                  -                  -
   Change in operating assets and liabilities:
    Contract receivables................................................          (683,567)          4,884,945        (6,182,128)
    Unbilled work in-progress...........................................        (2,533,477)        (5,244,071)        (5,760,558)
    Prepaid and other assets............................................          (737,218)            456,322           (46,730)
    Accounts payable and accrued liabilities............................          (240,652)            (3,193)          2,055,123
    Unearned revenue and customer deposits..............................        (2,975,680)          6,199,317        (3,397,715)

Net cash provided by (used in) operating activities.....................       (14,397,872)          5,924,789       (10,454,319)

INVESTING ACTIVITIES:
Purchases of property and equipment.....................................        (2,300,743)        (2,153,221)        (2,181,806)
Proceeds from sale of property and equipment............................             25,604                  -             33,985
Purchases of short-term investments.....................................        (6,818,617)       (45,885,623)       (33,709,198)
Sales of short-term investments.........................................                  -         34,828,190         45,785,451

Net cash provided by (used in) investing activities.....................        (9,093,756)       (13,210,654)          9,928,432

FINANCING ACTIVITIES:
Repayments of long-term obligations.....................................       (14,428,387)        (1,226,292)          (647,447)
Borrowings from line of credit..........................................          6,686,000                  -                  -
Repayments of line of credit............................................        (6,686,000)                  -                  -
Proceeds from issuance of common stock, net.............................         48,455,919          1,071,550          1,289,252

Net cash provided by (used in) financing activities.....................         34,027,532          (154,742)            641,805

Net increase (decrease) in cash and cash equivalents....................         10,535,904        (7,440,607)            115,918
Cash and cash equivalents at beginning of period........................          1,170,659         11,706,563          4,265,956

Cash and cash equivalents at end of period..............................        $11,706,563         $4,265,956         $4,381,874

SUPPLEMENTAL DISCLOSURE OF OTHER CASH AND NON-CASH INVESTING AND
  FINANCING TRANSACTIONS
Interest paid...........................................................           $920,450           $171,814            $79,641
Income taxes paid.......................................................                  -                  -             18,000
Assets acquired under capital lease.....................................             86,839                  -                  -

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

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


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

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


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

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

                                                                              1998                1999               2000
                                                                              ----                ----               ----
BASIC EARNINGS PER SHARE
Net loss................................................................     $(11,273,124)       $(4,147,727)       $(1,045,082)
Basic weighted average common shares outstanding........................         7,887,000         12,137,783         12,672,633
Basic earnings per common share.........................................           $(1.43)            $(0.34)            $(0.08)

DILUTED EARNINGS PER SHARE
Net loss................................................................     $(11,273,124)       $(4,147,727)       $(1,045,082)


Basic weighted average number of shares outstanding.....................         7,887,000         12,137,783         12,672,633
EFFECT OF DILUTIVE SECURITIES
Options and warrants....................................................                 -                  -                  -
Diluted weighted average common shares outstanding......................         7,887,000         12,137,783         12,672,633


Diluted earnings per share..............................................           $(1.43)            $(0.34)            $(0.08)

All options and warrants outstanding during all periods were excluded from computation of diluted EPS because of their anti-dilutive effect on the net loss per share.

2. BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                                                            1999                 2000
                                                                            ----                 ----
                                                                                   DECEMBER 31,
PROPERTY AND EQUIPMENT:
Computer equipment and purchased software.........................           $20,112,423          $21,775,012
Furniture, fixtures and leasehold improvements....................             4,321,859            4,090,347

                                                                              24,434,282           25,865,359
Less: accumulated depreciation....................................          (18,174,343)         (20,724,450)

                                                                              $6,259,939           $5,140,909

         Included in property and equipment at December 31, 1999 and 2000 are assets under capital lease of $2,786,429 and $2,786,429, respectively. Related accumulated depreciation is $2,400,813 and $2,611,056 as of December 31, 1999 and 2000, respectively.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
Accounts payable..........................................................          $730,286       $1,259,978
Accrued compensation and related expenses.................................         1,216,310        2,884,224
Other.....................................................................         1,051,918          909,435

                                                                                  $2,998,514       $5,053,637

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

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

         Future minimum non-cancelable commitments as of December 31, 2000 for capital leases and non-cancelable operating leases with initial terms in excess of one year are as follows:

Future minimum non-cancelable commitments under these leases as of December 31, 2000, are as follows:

                                                                   OPERATING LEASES        CAPITAL LEASES
2001.........................................................                $1,742,497              $168,542
2002.........................................................                 1,673,864
2003.........................................................                 1,487,505
2004.........................................................                 1,460,436
2005.........................................................                 1,358,008
Thereafter...................................................                14,745,993

                                                                             22,468,303               168,542
Less: interest...............................................                         -               (6,019)


                                                                            $22,468,303              $162,523

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

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

         The pro forma impact on the Company's net loss per share had compensation cost been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                                             YEAR ENDED               YEAR ENDED                YEAR ENDED
                                                         DECEMBER 31, 1998         DECEMBER 31, 1999         DECEMBER 31, 2000
                                                         -----------------         -----------------         -----------------
Net loss:
As reported..........................................            $(11,273,124)              $(4,147,727)              $(1,045,082)
SFAS No. 123 Pro forma...............................            $(11,889,569)              $(4,669,255)              $(3,832,512)
Net loss per common share:
As reported..........................................                  $(1.43)                   $(0.34)                   $(0.08)
SFAS No. 123 Pro forma...............................                  $(1.51)                   $(0.38)                   $(0.30)

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

         The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2000 follows:

                                                                     WEIGHTED
                                                                     AVERAGE                                            WEIGHTED
                                                                    REMAINING           WEIGHTED                         AVERAGE
                                  RANGE OF            NUMBER       CONTRACTUAL           AVERAGE            NUMBER      EXERCISE
                              EXERCISE PRICES       OF SHARES      LIFE (YEARS)      EXERCISE PRICE       OF SHARES       PRICE
                              ---------------       ---------      ------------      --------------       ---------       -----
                                             STOCK OPTIONS AND                                              STOCK OPTIONS AND
                                            WARRANTS OUTSTANDING                                           WARRANTS EXERCISABLE
Options....................        $0.80                 135,545             4.35                 $0.80        112,646       $0.80
                                $2.00-$3.00            1,046,593             7.14                 $2.69        656,575       $2.71
                                $3.19-$4.50              287,535             8.97                 $4.02         63,595       $4.15
                                $4.88-$7.19            1,393,719             9.06                 $5.59        276,830       $5.60
                                $7.50-$11.13             268,533             9.09                 $9.09         47,846       $8.95


                                                       3,131,925             8.21                 $4.51      1,157,492       $3.56


Warrants...................        $0.80                 910,633             3.40                 $0.80        910,633       $0.80

         The following is a summary of stock option activity:

                                                                                       WEIGHTED                        WEIGHTED
                                                                                        AVERAGE       OPTIONS AND      AVERAGE
                                                                                       EXERCISE        WARRANTS        EXERCISE
                                                           OPTIONS        WARRANTS       PRICE        EXERCISABLE       PRICE
                                                             NUMBER OF SHARES
Options and warrants outstanding December 31, 1997....        1,887,401      910,633         $3.58         1,249,894        $0.80
  Options granted.....................................        2,349,723            -          4.16
  Less options forfeited..............................      (1,609,055)            -          8.49
  Less options exercised..............................        (283,118)            -          0.80

Options and warrants outstanding December 31, 1998....        2,344,951      910,633         $1.85         1,293,130        $0.85
  Options granted.....................................        1,485,875            -          5.63
  Less options forfeited..............................        (379,235)            -        (3.09)
  Less options exercised..............................        (464,567)            -        (1.50)

Options and warrants outstanding December 31, 1999....        2,987,024      910,633         $3.21         1,500,978        $1.43
  Options granted.....................................        1,132,567            -          6.13
  Less options forfeited..............................        (637,846)            -          5.49
  Less options exercised..............................        (349,820)            -          2.59

Options and warrants outstanding December 31, 2000....        3,131,925      910,633         $3.72         2,068,125        $2.34


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

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

         The fair value of each stock purchase plan grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 1999 and 2000, respectively: no dividend yield for all periods; an expected life of .5 years and .5 years; volatility of 91% and 134%; and a risk free interest rate of 5.62% and 5.93%.

5. INCOME TAXES



         The provision for (benefit from) income taxes consists of the following:

                                                                                  1998         1999    2000
                                                                                  ----         ----    ----
                                                                                 YEAR ENDED DECEMBER 31,
Current:
  Federal.................................................................        $(156,797)       $-      $-
  State...................................................................             7,451        -       -
Deferred:
  Federal.................................................................         (611,834)        -       -
  State...................................................................          (59,384)        -       -

Total.....................................................................        $(820,564)       $-      $-

         Of the total 1998 benefit from income taxes, $220,000 is reflected in the extraordinary item on the income statement.

         Components of the Company's deferred tax assets and liabilities are as follows as of December 31:


                                                                               1999               2000
                                                                               ----               ----
Deferred tax assets:
  Deferred revenue...................................................             $112,105           $297,654
  Research and development credit carryforwards......................            1,701,244          1,401,244
  Allowance for doubtful accounts....................................               14,549            239,704
  Net operating loss carryforwards...................................            5,966,596          5,941,119
  Other..............................................................               48,125             30,945

  Total deferred tax assets..........................................            7,842,619          7,910,666

Deferred tax liabilities:
  Accumulated depreciation...........................................            (413,237)          (297,404)

  Total deferred tax liabilities.....................................            (413,237)          (297,404)

Net deferred tax asset before valuation allowance....................            7,429,382          7,613,262
Valuation allowance..................................................          (5,882,375)        (6,066,255)

Net deferred tax asset...............................................           $1,547,007         $1,547,007

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

         The provision for (benefit from) income taxes differs from the amounts computed by applying the federal statutory rate to loss before income taxes and extraordinary item. The amounts are reconciled as follows for the years ended December 31:

                                                                                   1998               1999             2000
                                                                                   ----               ----             ----
Federal income taxes benefit at statutory rate..............................      $(3,885,515)       $(1,410,227)      $(355,328)
State income tax, net of federal benefit....................................         (390,335)          (128,160)        (41,660)
Increase in valuation allowance.............................................         3,822,877          2,059,498         183,880
Research and development tax credits........................................         (300,000)          (300,000)               -
Amortization of deferred compensation.......................................           141,665          (135,599)             437
Prior year filing effects...................................................                 -                  -         300,000
Other.......................................................................            10,744           (85,512)        (87,329)

Provision for (benefit from) income taxes...................................        $(600,564)                 $-              $-


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

7. SEGMENT INFORMATION

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we define operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We identified our chief operating decision-makers as three key executives-the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies. We develop products and solutions for the telecommunications industry and provide a broad range of both fixed-price and time-and-materials software solutions.

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)


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


                                                                                1999              2000
                                                                                ----              ----
                                                                                YEAR ENDED DECEMBER 31,
REVENUE
OSS Products Group:
  LNP...................................................................        $12,308,280       $25,990,041
  NPAC..................................................................          7,400,119         7,578,037
  OSS Solutions.........................................................         10,735,899         7,444,163
Wireless Data Group:
  Wireless..............................................................         10,042,944        11,830,148

Total Revenue...........................................................        $40,487,242       $52,842,389


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

                                   EVOLVING
                                 SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Our quarterly financial information for fiscal 1999 and fiscal 2000 is as follows (in thousands, except per share data):

                                                                                     FIRST       SECOND       THIRD      FOURTH
                                                                                    QUARTER     QUARTER      QUARTER     QUARTER
YEAR ENDED DECEMBER 31, 1999
Total revenue....................................................................      $8,859       $9,805     $10,782     $11,041
  Less: cost of revenue..........................................................       6,788        7,156       6,353       6,638
Gross margin.....................................................................       2,071        2,649       4,429       4,403
  Less: operating expenses.......................................................       3,489        3,302       4,320       4,174
Operating income (loss)..........................................................     (1,418)        (653)         109         229
Income (loss) before income taxes................................................     (4,491)        (532)         380         495
Net income (loss)................................................................    $(4,491)       $(532)        $380        $495

Net income (loss) per common share
  Basic..........................................................................     $(0.37)      $(0.04)       $0.03       $0.04
  Diluted........................................................................     $(0.37)      $(0.04)       $0.03       $0.04
YEAR ENDED DECEMBER 31, 2000
Total revenue....................................................................     $11,689      $14,101     $11,414     $15,638
  Less: cost of revenue..........................................................       7,168        8,513       9,337       8,585
Gross margin.....................................................................       4,521        5,588       2,077       7,053
  Less: operating expenses.......................................................       4,450        5,199       5,356       5,961
Operating income (loss)..........................................................          71          389     (3,279)       1,092
Income (loss) before income taxes................................................         313          600     (3,166)       1,208
Net income (loss)................................................................        $313         $600    $(3,166)      $1,208

Net income (loss) per common share
  Basic..........................................................................       $0.03        $0.05     $(0.25)       $0.09
  Diluted........................................................................       $0.02        $0.05     $(0.25)       $0.09

                        FINANCIAL STATEMENT SCHEDULE

THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED AS A PART OF THIS REPORT UNDER SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE FISCAL YEARS ENDED DECEMBER 31, 2000. ALL OTHER SCHEDULES CALLED FOR BY FORM 10-K ARE OMITTED BECAUSE THEY ARE INAPPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OF NOTES THERETO, INCLUDED HEREIN.


                                                                                    BALANCE AT      CHARGED TO
               FISCAL                                                                BEGINNING       BAD DEBT
                YEAR                                 DESCRIPTION                     OF PERIOD        EXPENSE
                ----                                 -----------                     ---------        -------
                                          VALUATION AND QUALIFYING ACCOUNTS
2000..............................                Allowance for doubtful accounts         $39,007        $603,630
1999..............................                Allowance for doubtful accounts        $308,110
1998..............................                Allowance for doubtful accounts        $520,000

                                                          WRITE-OFFS
                                          MANAGEMENT       CHARGED        BALANCE
               FISCAL                      REDUCTION          TO         AT END OF
                YEAR                     IN ALLOWANCE     ALLOWANCE        PERIOD
                ----                     ------------     ---------        ------


2000..............................                                           $642,637
1999..............................             $263,304         $5,799        $39,007
1998..............................             $211,890                      $308,110