Form 10-Q
period 2001-03-31
EVOLVING SYSTEMS INC
filed 2001-05-10
CIK 1052054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         As of April 30, 2001, there were outstanding 12,961,332 shares of Registrant's Common Stock (par value $0.001 per share).

                              EVOLVING SYSTEMS, INC.


PART 1        FINANCIAL INFORMATION                                       PAGE
Item 1. Financial Statements (unaudited)

        Balance Sheets
              March 31, 2001 and December 31, 2000 (unaudited).............. 3

        Statements of Operations
              For the three-month period ended March 31,
              2001 and 2000 (unaudited)..................................... 4

        Condensed Statements of Cash Flow
              For the three month period ended March 31, 2001 and
              2000 (unaudited).............................................. 5

        Notes to Financial Statements (unaudited)........................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 7

PART II       OTHER INFORMATION.............................................10

Item 1. Legal Proceedings...................................................10

Item 2. Changes in Securities...............................................10

Item 3. Defaults on Senior Securities.......................................10

Item 4. Submission of Matters to a Vote of Security Holders.................10

Item 5. Other Information...................................................10

Item 6. Exhibits and Reports on Form 8-K....................................11

SIGNATURES..................................................................11


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             EVOLVING SYSTEMS, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                                    March 31,            December 31,
                                                                                         2001                    2000
                                                                                 -------------        ----------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 6,476                 $ 4,382
   Short-term investments                                                               3,875                   5,931
   Contract receivables, net of allowance for doubtful accounts of
        $643 and $643 as of March 31, 2001 and December 31, 2000,
        respectively                                                                   14,867                  15,202
   Unbilled work-in-progress                                                           15,045                  14,110
   Prepaid and other current assets                                                     1,640                   1,622
                                                                                 -------------           -------------
                                               Total current assets                    41,903                  41,247
Property and equipment, net                                                             5,163                   5,141
Deferred tax assets                                                                     1,419                   1,547
                                                                                 -------------           -------------
                                               Total assets                           $48,485                 $47,935
                                                                                 =============           =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                           $    24                 $   163
   Accounts payable and accrued liabilities                                             6,093                   5,054
   Unearned revenue and customer deposits                                               4,867                   5,880
                                                                                 -------------           -------------
                                              Total current liabilities                10,984                  11,097
Long-term obligations                                                                     147                       0

Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 shares authorized; no
       shares issued or outstanding                                                        --                      --
   Common stock, $.001 par value; 25,000,000 shares authorized; 12,957,942 and 12,950,620 shares issued and outstanding as March 31, 2001 and
        December 31, 2000, respectively                                                    13                      13
   Additional paid-in capital                                                          53,094                  53,063
   Deferred compensation                                                                  (19)                    (37)
   Accumulated deficit                                                                (15,734)                (16,201)
                                                                                 -------------           -------------
                                              Total stockholders' equity               37,354                  36,838
                                                                                 -------------           -------------
                                              Total liabilities and
                                                stockholders' equity                  $48,485                 $47,935
                                                                                 =============           =============

The accompanying notes are an integral part of the financial statements.

                               EVOLVING SYSTEMS, INC
                              STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                  ---------------------------------
                                                                                       2001                2000
                                                                                  -----------          ------------
Revenue:
   License fees and related services                                                $  5,144              $  3,280
   Other services                                                                      8,450                 8,409
                                                                                  -----------          ------------
                                              Total revenue                           13,594                11,689
                                                                                  -----------          ------------

Cost of revenue:
   License fees and related services                                                   2,602                 1,844
   Other services                                                                      5,445                 5,324
                                                                                  -----------          ------------
                                              Total cost of revenue                    8,047                 7,168
                                                                                  -----------          ------------

     Gross margin                                                                      5,547                 4,521

Operating expenses:
   Sales and marketing                                                                 2,305                 2,045
   General and administrative                                                          2,450                 2,405
   Research and development                                                              361                    --
                                                                                  -----------          ------------
                                              Total operating expenses                 5,116                 4,450
                                                                                  -----------          ------------

Income from operations                                                                   431                    71
Other income, net                                                                        164                   242
                                                                                  -----------          ------------

Income before income taxes                                                               595                   313

Provision for income taxes                                                               128                    --
                                                                                  -----------          ------------
Net income                                                                             $ 467                 $ 313
                                                                                  ===========          ============

BASIC EARNINGS PER COMMON SHARE:
Net income per common share                                                           $ 0.04                $ 0.03
                                                                                  ===========          ============
DILUTED EARNINGS PER COMMON SHARE:
Net income per common share                                                           $ 0.03                $ 0.02
                                                                                  ===========          ============

Basic shares outstanding                                                              12,954                12,490
Diluted shares outstanding                                                            13,396                14,341


The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                  ---------------------------------
                                                                                      2001                  2000
                                                                                  -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $      467           $       313
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of deferred compensation                                               18                   (36)
      Depreciation, amortization and loss on disposal
         of property and equipment                                                       664                   912
      Provision for deferred income taxes                                                128                    --
  Change in operating assets and liabilities:
      Contract receivables                                                               335                 1,826
      Unbilled work-in-progress                                                         (935)               (2,072)
      Prepaid and other current assets                                                   (18)                 (178)
      Accounts payable and accrued liabilities                                         1,039                  (927)
      Unearned revenue and customer deposits                                          (1,013)               (2,170)
                                                                                  -----------          ------------
              Net cash provided by (used in) operating activities                        685                (2,332)
                                                                                  -----------          ------------
INVESTING ACTIVITIES:
 Purchase of property and equipment, net                                                (537)               (1,064)
 Sales of short-term investments                                                       2,056                 4,830
                                                                                  -----------          ------------
              Net cash provided by investing activities                                1,519                 3,766

FINANCING ACTIVITIES:
 Repayments of long-term obligations                                                    (141)                 (169)
 Proceeds from the exercise of stock options                                              31                   267
                                                                                  -----------          ------------
              Net cash provided by (used in) financing activities                       (110)                   98
                                                                                  -----------          ------------

 Net increase in cash and cash equivalents                                             2,094                 1,532
 Cash and cash equivalents at beginning of period                                      4,382                 4,266
                                                                                  -----------          ------------
 Cash and cash equivalents at end of period                                           $6,476                $5,798
                                                                                  ===========          ============
 Supplemental disclosure of other cash and non-cash financing transactions:
 Assets acquired under capital lease                                                  $  190                    --


The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     INTERIM FINANCIAL STATEMENTS. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. Our results for the period ended March 31, 2001 are not necessarily indicative of the results we will have for any subsequent quarter or full fiscal year. You should read these financial statements in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2000 including Evolving Systems Form 10-K/A for the year ended December 31, 2000.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  EARNINGS PER COMMON SHARE

     Basic EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                              Three Months Ended
                                                                  March 31,
                                                              2001           2000
                                                            -------        -------
Basic earnings per share:
         Net income                                            $467           $313
         Weighted average common shares outstanding          12,954         12,490
         Basic net income per common share                     $.04           $.03
                                                            =======        =======

Effect of dilutive securities:

         Options and warrants                                   442          1,851
         Diluted weighted average common shares outstanding  13,396         14,341
         Diluted net income per common share                   $.03           $.02
                                                            =======        =======

Options to purchase 1,901,000 shares of common stock were excluded from dilutive stock option calculations for the first quarter of 2001 because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive.

(3)  SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we define operating systems as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We identified our chief operating decision-makers as three key executives-the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments below are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K/A for the year ended December 31, 2000. We develop products and solutions for the telecommunications industry and provide a broad range of both fixed-price and time-and-materials software solutions.

     The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The OSS Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data (CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. We provide services and products solely within the United States geographic area. Total assets have not been specified by segment as it is impractical to do so as this information is not available to the decision-making group. The following table provides revenue and gross margin by segment for the three months ended March 31, 2001 and March 31, 2000, respectively:

                                    Three Months Ended March 31,
                                    -----------------------------
                                         2001              2000
                                    -----------        ----------
REVENUE
OSS Products Group:
  LNP                                  $  6,665          $  4,718
  NPAC                                    1,773             2,165
  OSS Solutions                           1,543             2,495
Wireless Data Group:
 Wireless                                 3,613             2,311

     Total Revenue                     $ 13,594          $ 11,689

GROSS MARGIN
OSS Products Group:
  LNP                                  $  2,319          $  1,959
  NPAC                                      915             1,071
  OSS Solutions                             337               728
Wireless Data Group:
 Wireless                                 1,976               763

     Total Gross Margin                $  5,547          $  4,521


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Evolving Systems provides the telecommunications industry with solutions comprised of software products and systems integration services for a full range of operational support systems, and network element software and wireless data applications.

     We derive revenue from license fees and services under the terms of both fixed price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts that generally provide for both licenses and services related to our standard software products. Other services revenue consists of revenue from custom programming, systems integration of third-party products, annual maintenance contracts and training.

     License fees and related services revenue is generated from fixed price contracts that provide for both licenses and services. Where the services are essential to the functionality of the delivered software, we generally recognize revenue using the percentage-of-completion method of accounting. We determine the percentage of completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed price contracts. All such amounts are expected to be billed and collected during the succeeding 12 months.

     In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the customer has accepted the software. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence ("VSOE") of fair value exists. If
VSOE does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist or all of the elements are delivered.

     We generally recognize services revenue provided under fixed price contracts using the percentage-of-completion method of accounting described above. We recognize revenue from other services provided pursuant to time-and-materials contracts as the services are performed.

     We record annual maintenance revenue as deferred revenue and recognize it ratably over the service period, which is generally 12 months. We recognize revenue from training services as the training services are performed. When maintenance or training services are bundled with the original license fee arrangement, we defer their fair value and recognize it during the periods in which we provide the services.

     We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. We make adjustments to cost estimates in the periods in which the facts requiring such revisions become known to us. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in our unaudited statement of operations reflected as a percentage of total revenue.

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2001             2000
                                                                  ------------   -------------
Revenue:
       License fees and related services                                37.8%        28.1%
       Other services                                                   62.2         71.9
                                                                  ------------   -------------
                                         Total revenue                 100.0        100.0

Cost of revenue:
       License fees and related services                                19.1         15.8
       Other services                                                   40.1         45.5
                                                                  ------------   -------------
                                         Total cost of revenue          59.2         61.3

       Gross margin                                                     40.8         38.7

Operating expenses:
       Sales and marketing                                              17.0         17.5
       General and administrative                                       18.0         20.6
       Research and development                                          2.7          0.0
                                                                  ------------   -------------
                                         Total operating expenses       37.7         38.1

Income from operations                                                   3.1           .6
Other income, net                                                        1.2          2.1
                                                                  ------------   -------------

Income before income taxes                                               4.3          2.7
Provision for income taxes                                               0.9          0.0
Net income                                                               3.4%         2.7%
                                                                  ============   =============

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE. Total revenue increased approximately $1.9 million or 16% to $13.6 million in the three months-ended March 31, 2001 from $11.7 million in the three months ended March 31, 2000. License fees and related services revenue increased by $1.9 million or 57% to $5.1 million in the three months ended March 31, 2001 from $3.3 million in the three months ended March 31, 2000, reflecting the increased demand for our LNP software due to new customers and new LNP features in the three months ended March 31, 2001. Other services revenue was essentially flat at $8.5 million in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. As a percentage of total revenue, license fees and related services revenue increased to 38% for the three months ended March 31, 2001 from 28% for the three months ended March 31, 2000.

COST OF REVENUE. Total cost of revenue increased by $879,000 or 12% to $8.0 million in the three months ended March 31, 2001 from $7.2 million in the three months ended March 31, 2000. As a percentage of total revenue, costs decreased to 59.2% of revenue for the three months ended March 31, 2001 from 61.3% of revenue in the three months ended March 31, 2000. This is due to the mix in revenues moving to a higher percentage of license fees and related services in the three months ended March 31, 2001 that have a lower associated cost of revenues. Cost of license fees and related services increased by $758,000 or 41% to $2.6 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. As a percentage of total revenue, cost of license fees and related services increased to 19.1% for the three months ended March 31, 2001 from 15.8% in the three months ended March 31, 2000. The increase in cost of license fees and related services is directly related to the revenue growth in license fees and related services from the three months ended March 31, 2000 to the three months ended March 31, 2001. Cost of other services increased by $121,000 or 2% to $5.4 million for the three months ended March 31, 2001 from $5.3 million for the three months ended March 31, 2000. The increase in costs is related to the increase in services revenue, as well as, increasing costs of labor. Total gross margin increased in the three months ended March 31, 2001 to 41% from 39% for the three months ended March 31, 2000. The increase in gross margin is primarily attributable to the increase in license fees and related services revenue with associated higher gross margins. Further, gross margins on license fees and related services increased as a result of improved utilization of staff with more sharing of resources between groups. Evolving Systems' expense levels are based on expectations regarding future revenues. However, revenue is difficult to forecast because the market for our products and services is rapidly evolving, and our sales cycle and the size and timing of significant contracts vary substantially among customers.

SALES AND MARKETING. Sales and marketing expenses increased by $260,000 or 13% to $2.3 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000. This increase in absolute dollars reflects our decision to increase marketing efforts in the three months ended March 31, 2001 to generate further demand for our products and services. Additional marketing efforts included our participation in the Cellular Telecommunications Industry Association tradeshow, increased advertising in trade journals and investments in future strategic alliances. As a percentage of revenue, sales and marketing expenses decreased to 17.0% of revenue in the three months ended March 31, 2001 from 17.5% in the three months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $45,000 or 2% to $2.5 million in the three months ended March 31, 2001 from $2.4 million in the three months ended March 31, 2000. The increase in costs is primarily related to pay raises in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. As a percentage of revenue, general and administrative expenses decreased to 18.0% in the three months ended March 31, 2001 from 20.6% in the three months ended March 31, 2000. RESEARCH AND DEVELOPMENT. Research and development expenses increased by $361,000, or 100%, to $361,000 in the three months ended March 31, 2001 from $0 in the three months ended March 31, 2000, reflecting Evolving Systems' strategy to begin investing in new wireless products and additional LNP features. As a percentage of revenue, research and development expenses increased to 2.7% in the three months ended March 31, 2001 from 0% in the three months ended March 31, 2000.

OTHER INCOME, NET. Other income, net, reflected decreased interest income of $78,000, or 32%, to $164,000 in the three months ended March 31, 2001 from $242,000 in the three months ended March 31, 2000. While interest expense declined as debt was paid down, interest income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, also declined due to the decreased interest rates and decreased interest earned because of a lower cash balance. Cash and cash equivalents and short-term investments were $10.4 million on March 31, 2001 compared to $19.0 million on March 31, 2000.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. Evolving Systems has recorded a partial valuation allowance against carryforward tax benefits to the extent we believe that it is more likely than not that all of such benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both historical results and our projections of profitability for only reasonably foreseeable future periods. For the three months ended March 31, 2001, we have recorded a provision for income taxes of $128,000 based on our estimated effective tax rate for the year. Our realization of our recorded net deferred tax assets is dependent on future taxable income and therefore, we are not assured that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES.

     We have historically financed our operations through a combination of cash flows from operations, proceeds from stock offerings and borrowings. At March 31, 2001, the Company's principal sources of liquidity included $6.5 million in cash and cash equivalents, and $3.9 million in short-term investments resulting from cash generated from operations and cash received from our initial public offering in May 1998.

     Net cash provided by operating activities was $685,000 in the three months ended March 31, 2001 compared to $2.3 million used by operations in the three months ended March 31, 2000. The primary providers of cash in the three months ended March 31, 2001 were an increase of $1.0 million in accounts payable and accrued liabilities, net income of $467,000 and a decrease in contract receivables, net, of $335,000 offset by a decrease in unearned revenue and customer deposits of $1.0 million, and an increase in unbilled work-in-progress of $935,000. The main contributors to the cash used in operations in the three months ended March 31, 2000 were an increase in unbilled work-in-progress of $2.1 million, a decrease in accounts payable and accrued liabilities of $927,000, a decrease in unearned revenue and customer deposits of $2.2 million offset by a decrease in contract receivables, net, of $1.8 million reflecting increased collections on major accounts.

     Net cash provided by investing activities during the three months ended March 31, 2001 and March 31, 2000 was $1.5 million and $3.8 million respectively. Cash was provided by the sale of short-term investments and used to acquire equipment to support operations.

     Net cash used in financing activities and provided by financing activities during the three months ended March 31, 2001 and March 31, 2000 was $110,000 and $98,000, respectively due to a combination of stock option exercises and repayments of capital lease obligations.

     We believe that our current cash and short-term investments, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. We are not sure that we will be able to obtain additional financing. Even if we did obtain additional financing, we cannot predict whether it will be obtainable on favorable terms or that it will not be dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We adopted SFAS No. 133, as amended, in the first quarter 2001. To date, we have not entered into any derivative financial instruments or hedging activities.

FACTORS THAT MIGHT AFFECT OPERATING RESULTS.

     Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our Common Stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under such contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; changes in management; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a product-based business; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for research and development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and marketing new products, controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

     A significant portion of our revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of our products or delays in the performance of services could have a material adverse effect on our business, financial condition and results of operations. Historically, we have generally recognized both license fees and service fee revenue under our customer contracts using the percentage-of-completion method. We have broadened our strategy to include the development and sale of standard, packaged software products and we also offer our software under ASP arrangements. To the extent that we are successful in our strategy, we expect that we may record future revenue from license fees upon the acceptance of a software product by customers, or as monthly payments are invoiced under an ASP arrangement. Software companies that account for revenue from license fees upon acceptance of software products may be exposed to increased risk of quarterly fluctuations. Likewise, software companies that adopt an ASP licensing model, in lieu of recording revenue upon acceptance, may have temporary revenue reductions until the ASP licensing model is fully realized. To the extent that this pattern develops, any failure or delay in the delivery and acceptance of orders during any given quarter, or any signing of an ASP licensing arrangement in lieu of delivery of the packaged software up front, could have a material adverse effect on our business, financial condition and results of operations. The timing of revenue recognition from our contracts has caused, and may continue to cause, material fluctuations in our operating results, particularly on a quarterly basis.

     Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our products and services is rapidly evolving, and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

     Based on all of the foregoing, we believe that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is likely that in some future quarter our operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely go down.

     These results should be read in conjunction with the risk factors defined in the Company's Amended Form 10-K/A for the year ended December 31, 2000. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described above and in more detail in our Amended Form 10-K/A.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     None

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On March 23, 2001, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Stock Option Plan; (c) Amendment to the Company's Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company. These matters were voted on and approved by the shareholders on April 25, 2001.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (b) Reports on Form 8-K. We filed an 8-K on May 8, 2001 related to the election of directors.

             None


                                   SIGNATURES

     Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 5/10/2001                     /s/ David R. Johnson
                                    -------------------------------------------
                                    David R. Johnson
                                    Senior Vice President of Finance,
                                    Chief Financial Officer, Treasurer and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)