Form 10-Q
period 2001-06-30
EVOLVING SYSTEMS INC
filed 2001-08-10
CIK 1052054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

           Yes /X/   No / /

     As of July 31, 2001, there were outstanding 13,182,057 shares of Registrant's Common Stock (par value $0.001 per share).

                             EVOLVING SYSTEMS, INC.

PART 1  FINANCIAL INFORMATION                                               PAGE
Item 1. Financial Statements (unaudited)

        Balance Sheets
           June 30, 2001 and December 31, 2000 (unaudited) ...............    3

        Statements of Operations
           for the three-month and six-month periods ended June 30,
           2001 and June 30, 2000 (unaudited) ............................    4

        Condensed Statements of Cash Flow
           for the six-month periods ended June 30, 2001 and
           June 30, 2000 (unaudited) .....................................    5


        Notes to Financial Statements (unaudited) ........................    6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    7

PART II OTHER INFORMATION ................................................   11

Item 1. Legal Proceedings ................................................   11

Item 2. Changes in Securities ............................................   12

Item 3. Defaults on Senior Securities ....................................   12

Item 4. Submission of Matters to a Vote of Security Holders ..............   12

Item 5. Other Information ................................................   12

Item 6. Exhibits and Reports on Form 8-K .................................   12

SIGNATURES ...............................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EVOLVING SYSTEMS, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                        June 30,       Dec. 31,
                                                                          2001           2000
                                                                        --------       --------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                            $ 12,209       $  4,382
   Short-term investments                                                    596          5,931
   Contract receivables, net of allowance for doubtful accounts of
     $492 and $643 as of June 30, 2001 and December 31, 2000,
     respectively                                                          9,934         15,202
   Unbilled work-in-progress                                              14,402         14,110
   Prepaid and other current assets                                        1,260          1,622
                                                                        --------       --------
         Total current assets                                             38,401         41,247
Property and equipment, net                                                5,105          5,141
Long-term prepaids                                                           367              0
Deferred tax assets                                                        1,485          1,547
                                                                        --------       --------
            Total assets                                                $ 45,358       $ 47,935
                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations                             $     28       $    163
   Accounts payable and accrued liabilities                                4,438          5,054
   Unearned revenue and customer deposits                                  3,190          5,880
                                                                        --------       --------
         Total current liabilities                                         7,656         11,097

Long-term obligations                                                        131              0

Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 shares authorized,
      no shares issued                                                        --             --
   Common stock, $.001 par value; 25,000,000 shares authorized;
      13,181,964 and 12,950,620 shares issued and outstanding as
      of June 30, 2001 and December 31, 2000, respectively                    13             13
   Additional paid-in-capital                                             53,540         53,063
   Deferred compensation                                                       0            (37)
   Accumulated deficit                                                   (15,982)       (16,201)
                                                                        --------       --------
            Total stockholders' equity                                    37,571         36,838
                                                                        --------       --------
            Total liabilities and stockholders' equity                  $ 45,358       $ 47,935
                                                                        ========       ========

The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                               -----------------------      ----------------------
Revenue:                                         2001           2000          2001          2000
                                               --------       --------      --------      --------
   License fees and related services           $  6,069       $  5,438      $ 11,214      $  8,717
   Other services                                 5,897          8,663        14,347        17,073
                                               --------       --------      --------      --------
                 Total revenue                   11,966         14,101        25,561        25,790
                                               --------       --------      --------      --------
Cost of revenue:
   License fees and related services              1,810          2,013         4,412         3,857
   Other services                                 5,624          6,500        11,069        11,825
                                               --------       --------      --------      --------
                 Total cost of revenue            7,434          8,513        15,481        15,682
                                               --------       --------      --------      --------
   Gross margin                                   4,532          5,588        10,080        10,108

Operating expenses:
   Sales and marketing                            2,143          2,274         4,448         4,319
   General and administrative                     2,115          2,925         4,565         5,330
   Research and development                         701             --         1,062            --
                                               --------       --------      --------      --------
                 Total operating expenses         4,959          5,199        10,075         9,649
                                               --------       --------      --------      --------
Income (loss) from operations                      (427)           389             5           459
Other income, net                                   112            211           276           454
                                               --------       --------      --------      --------
Income (loss) before income taxes                  (315)           600           281           913
Provision for (benefit from) income taxes           (66)            --            62            --
                                               --------       --------      --------      --------
Net income (loss)                              $   (249)      $    600      $    219      $    913
                                               ========       ========      ========      ========
EARNINGS (LOSS) PER COMMON SHARE:
Basic                                          $   (.02)      $    .05      $    .02      $    .07
Diluted                                        $   (.02)      $    .05      $    .02      $    .07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic shares outstanding                         12,973         12,626        12,963        12,558
Diluted shares outstanding                       12,973         13,268        13,524        13,804


The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
OPERATING ACTIVITIES:
    Net income                                                       $    219       $    913
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Amortization of deferred compensation                               37             22
       Depreciation, amortization and loss on disposal
          of property and equipment                                     1,316          1,772
       Provision for deferred income taxes                                 62             --
       Change in operating assets and liabilities:
       Contract receivables                                             5,268            363
       Unbilled work-in-progress                                         (292)        (6,644)
       Prepaid and other assets                                            (5)          (196)
       Accounts payable and accrued liabilities                          (616)          (186)
       Unearned revenue and customer deposits                          (2,690)        (3,811)
                                                                     --------       --------
            Net cash provided by (used in) operating activities         3,299         (7,767)
                                                                     --------       --------
INVESTING ACTIVITIES:
       Purchases of property and equipment, net                        (1,131)        (1,540)
       Sales of short-term investments, net                             5,335          5,143
                                                                     --------       --------
            Net cash provided by investing activities                   4,204          3,603
                                                                     --------       --------
FINANCING ACTIVITIES:
       Repayment of long-term obligations                                (153)          (329)
       Proceeds from issuance of common stock                             477            682
                                                                     --------       --------
            Net cash provided by financing activities                     324            353
                                                                     --------       --------
    Net increase (decrease) in cash and cash equivalents                7,827         (3,811)
    Cash and cash equivalents at beginning of period                    4,382          4,266
                                                                     --------       --------
    Cash and cash equivalents at end of period                       $ 12,209       $    455
                                                                     ========       ========
    Supplemental disclosure of other cash and non-cash
          financing transactions:

    Assets acquired under capital lease                              $    190             --


The accompanying notes are an integral part of the financial statements.

                             EVOLVING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS. The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. Our results for the period ended June 30, 2001 are not necessarily indicative of the results we will have for any subsequent quarter or full fiscal year. You should read these financial statements in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2000 including Evolving Systems Form 10-K/A for the year ended December 31, 2000.

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

(2)  EARNINGS (LOSS) PER COMMON SHARE

Basic EPS was computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                           -----------------------      ----------------------
                                                             2001           2000          2001          2000
                                                           --------       --------      --------      --------
Basic earnings per share:
   Net income (loss)                                       $   (249)      $    600      $    219      $    913
   Weighted average common shares outstanding                12,973         12,626        12,963        12,558
   Basic net income (loss) per common share                $   (.02)      $    .05      $    .02      $    .07

Effect of dilutive securities:
   Options and warrants                                          --            642           561         1,246
   Diluted weighted average common shares outstanding        12,973         13,268        13,524        13,804
   Diluted net income (loss) per common share              $   (.02)      $    .05      $    .02      $    .07

Options to purchase 1,748,000 and 1,825,000 shares of common stock were excluded from dilutive stock option calculations for the three and six month periods ended June 30, 2001 respectively because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Options to purchase an additional 1,998,000 shares of common stock whose exercise prices were below the average fair market value of the company's stock were excluded from the dilutive stock option calculation for the three month period ended June 30, 2001 due to the net loss.

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

The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The OSS Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data
(CDPD), Code Division Multiple Access (CDMA), and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. We provide services and products solely within the United States geographic area. Total assets have not been specified by segment, as it is impractical to do so as this information is not available to the decision-making group. The following table provides revenue and gross margin by segment for the three and six month periods ended June 30, 2001 and June 30, 2000, respectively:

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                             --------------------      --------------------
                               2001        2000         2001         2000
                             -------      -------      -------      -------
REVENUE
OSS Products Group:
  LNP                        $ 7,295      $ 7,243      $13,960      $11,596
  NPAC                         1,347        2,159        3,121        4,324
  OSS Solutions                1,023        1,913        2,566        4,409
Wireless Data Group:
 Wireless                      2,301        2,786        5,914        5,461

     Total Revenue           $11,966      $14,101      $25,561      $25,790

GROSS MARGIN
OSS Products Group:
  LNP                        $ 2,227      $ 3,274      $ 4,547      $ 5,102
  NPAC                           718        1,302        1,633        2,385
  OSS Solutions                  265          129          602          956
Wireless Data Group:
 Wireless                      1,322          883        3,298        1,665

     Total Gross Margin      $ 4,532      $ 5,588      $10,080      $10,108

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Company's statement of operations reflected as a percentage of total revenue.

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                  --------------------     -------------------
Revenue:                                           2001         2000         2001       2000
                                                  -------      -------     -------     -------
       License fees and related services             50.7%        38.6%       33.8%       43.9%
       Other services                                49.3         61.4        56.1        66.2
                                                  -------      -------     -------     -------
                    Total revenue                   100.0        100.0       100.0       100.0

Cost of revenue:
       License fees and related services             15.1         14.3        17.3        15.0
       Other services                                47.0         46.1        43.3        45.9
                                                  -------      -------     -------     -------
                    Total cost of revenue            62.1         60.4        60.6        60.9

       Gross margin                                  37.9         39.6        39.4        39.1

Operating expenses:
       Sales and marketing                           17.9         16.1        17.4        16.7
       General and administrative                    17.7         20.7        17.9        20.7
       Research and development                       5.9          0.0         4.1         0.0
                                                  -------      -------     -------     -------
                    Total operating expenses         41.5         36.8        39.4        37.4

Income (loss) from operations                        (3.6)         2.8         0.0         1.7

Other income, net                                     0.9          1.5         1.1         1.8
                                                  -------      -------     -------     -------
Income (loss) before income taxes                    (2.7)         4.3         1.1         3.5
Provision for (benefit from) income taxes             (.6)         0.0         0.2         0.0
                                                  -------      -------     -------     -------
Net income (loss)                                    (2.1)%        4.3%        0.9%        3.5%
                                                  =======      =======     =======     =======

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

REVENUE. Total revenue decreased approximately $2.1 million or 15% to $12.0 million in the three months ended June 30, 2001 from $14.1 million in the three months ended June 30, 2000. License fees and related services revenue increased by $631,000 or 12% to $6.1 million in the three months ended June 30, 2001 from $5.4 million in the three months ended June 30, 2000, reflecting the increased customer interest in new LNP products for wireline and wireless customers. Other services revenue decreased by $2.8 million or 32% to $5.9 million in the three months ended June 30, 2001 from $8.7 million in the three months ended June 30, 2000, reflecting less demand for custom programming services as customers migrate to more standardized solutions. As a percentage of total revenue, license fees and related services revenue increased to 51% for the three months ended June 30, 2001 from 39% for the three months ended June 30, 2000 reflecting increasing focus on sales of license products and customer willingness to accept more standardized products to meet their market timing demands.

COST OF REVENUE. Total cost of revenue decreased by $1.1 million or 13% to $7.4 million in the three months ended June 30, 2001 from $8.5 million in the three months ended June 30, 2000. Cost of revenue has decreased compared to the three months ended June 30, 2000 due to management focus on cost control and staff utilization in the three months ended June 30, 2001. As a percentage of total revenue, costs increased to 62% of revenue for the three months ended June 30, 2001 from 60% of revenue in the three months ended June 30, 2000. The percentage increase in costs from the three months ended June 30, 2000 is a result of the previously announced delayed contract resulting in decreased staff utilization.

Cost of license fees and related services decreased by $203,000 or 10% to $1.8 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000, due to reduced staffing requirements for these services. As a percentage of total revenue, cost of license fees and related services increased to 15% for the three months ended June 30, 2001 from 14% in the three months ended June 30, 2000. The percentage increase in costs is a reflection of the reduced revenues from the three months ended June 30, 2001. Cost of other services decreased by $876,000 or 13% to

$5.6 million for the three months ended June 30, 2001 from $6.5 million for the three months ended June 30, 2000. Cost of other services revenue has decreased from the three months ended June 30, 2000 due to management focus on cost control and efficiency of staff utilization in the three months ended June 30, 2001. Cost of other services as a percent of revenue increased from 46% in the three month period ended June 30, 2000 to 47% in the three month period ended June 30, 2001. The change can be attributed to the lower revenue in the three months ended June 30, 2001 compared to June 30, 2000 resulting in reduced staff utilization.

We experienced a 38% gross margin. This is a 2% decrease in total gross margin in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The change can be attributed to the lower revenue in the three months ended June 30, 2001 compared to June 30, 2000 resulting in reduced staff utilization. When short-term revenue declines, staffing costs will result in lower gross margins.

The Company's expense levels are based in significant part on its expectations regarding future revenues. The Company's revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and the Company's sales cycle and the size and timing of significant contracts vary substantially among customers.

SALES AND MARKETING. Sales and marketing expenses decreased by $131,000 or 6% to $2.1 million in the three months ended June 30, 2001 from $2.3 million in the three months ended June 30, 2000. The decrease in costs from the three months ending June 30, 2000 is due to lower commissions paid out in the three months ended June 30, 2001 due to lower sales. As a percentage of revenue, sales and marketing increased to 18% of revenue in the three months ended June 30, 2001 from 16% in the three months ended June 30, 2000. The increase in sales and marketing costs as a percentage of revenue from the three months ended June 30, 2000 is a result of the lower revenue earned in the three months ended June 30, 2001 as discussed above.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $810,000 or 28% to $2.1 million in the three months ended June 30, 2001 from $2.9 million in the three months ended June 30, 2000. As a percentage of revenue, general and administrative expenses decreased to 18% in the three months ended June 30, 2001 from 21% in the three months ended June 30, 2000. The decrease in dollars and as a percentage of revenues are a result of management cost controls and efficiencies implemented since the three months ended June 30, 2000, including a 25% reduction in headcount. In addition, due to lower than expected revenues, there was a reduction in bonus expense for the three months ended June 30, 2001 compared to June 30, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $701,000 in the three months ended June 30, 2001 from $0 in the three months ended June 30, 2000, reflecting our strategic decision to begin investing in new wireless products and additional LNP features. As a percentage of revenue, research and development expenses increased to 6% in the three months ended June 30, 2001 from 0% in the three months ended June 30, 2000.

OTHER INCOME, NET. Other income, net, decreased $99,000, or 47%, to $112,000 in the three months ended June 30, 2001 from $211,000 in the three months ended June 30, 2000 due to lower interest income. While interest expense declined as debt was paid down, interest income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, declined primarily due to decreased investment balances and interest rates.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. Evolving Systems has recorded a partial valuation allowance against carryforward tax benefits to the extent we believe that it is more likely than not that all of such benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both historical results and our projections of profitability for only reasonably foreseeable future periods. For the three months ended June 30, 2001, we have recorded a benefit from income taxes of $66,000 based on our estimated effective tax rate of 21% and our assessment that we will realize the deferred tax assets recorded on the balance sheet at June 30, 2001. Our realization of our recorded net deferred tax assets is dependent on future taxable income and therefore, we are not assured that such benefits will be realized.

THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000

REVENUE. Total revenue decreased approximately $229,000 or 1% to $25.6 million in the six months ended June 30, 2001 from $25.8 million in the six months ended June 30, 2000. License fees and related services revenue increased by $2.5 million or 29% to $11.2 million in the six months ended June 30, 2001 from $8.7 million in the six months ended June 30, 2000, reflecting growing LNP product sales since the prior period. Other services revenue decreased by $2.7 million or 16% to $14.3 million in the six months ended June 30, 2001 from $17.1 million in the six months ended June 30, 2000, reflecting less demand for custom programming services as customers migrate to more standardized solutions. As a percentage of total revenue, other services revenue decreased to 56% for the six months ended June 30, 2001 from 66% for the six months ended June 30, 2000.

COST OF REVENUE. Cost of revenue decreased $201,000 or 1% to $15.5 million in the six months ended June 30, 2001 from $15.7 million in the six months ended June 30, 2000. License fees and related services cost increased by $555,000 or 14% to $4.4 million for the six months ended June 30, 2001 from $3.9 million for the six months ended June 30, 2000. The increase in cost of license fees and related services in the three months ended June 30, 2001 reflects the effort necessary to complete the custom development of new LNP Wireless products. Other services cost decreased $756,000 or 6% to $11.1 million in the six months ended June 30, 2001 from $11.8 million in the six months ended June 30, 2000. The decrease in costs is due to management's focus on cost controls and a reduction in staffing given the declining demand for custom services in the six months ended June 30, 2001.

SALES AND MARKETING. Sales and marketing expenses increased by $129,000 or 3% to $4.4 million in the six months ended June 30, 2001 from $4.3 million in the six months ended June 30, 2000. This increase in costs is due to gradually increased sales staff in 2001 and increased costs related to participation in more industry trade shows. As a percentage of revenue, sales and marketing expenses remained at 17% of revenue in the six months ended June 30, 2001 from the six months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $765,000 or 14% to $4.6 million in the six months ended June 30, 2001 from $5.3 million in the six months ended June 30, 2000. As a percentage of revenue, general and administrative expenses decreased to 18% in the six months ended June 30, 2001 from 21% in the six months ended June 30, 2000. The decrease in general and administrative costs is due to a decrease in headcount from 65 at June 30, 2000 compared to 50 at June 30, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.1 million, or 100%, to $1.1 million in the six months ended June 30, 2001 from $0 in the six months ended June 30, 2000, reflecting our strategic decision to begin investing in new wireless products and additional LNP features. As a percentage of revenue, research and development expenses increased to 4% in the six months ended June 30, 2001 from 0% in the six months ended June 30, 2000.

OTHER INCOME, NET. Other income, net decreased by $178,000 or 39%, to $276,000 in the six months ended June 30, 2001 from 454,000 in the six months ended June 30, 2000. As a percentage of revenue, other income, net decreased to 1% of income in the six months ended June 30, 2001 from 2% of expense in the six months ended June 30, 2000. This change resulted from reduced interest income due to lower interest rates offset by a decline in interest expense as debt continued to decline.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. Evolving Systems has recorded a partial valuation allowance against carryforward tax benefits to the extent we believe that it is more likely than not that all of such benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both historical results and our projections of profitability for only reasonably foreseeable future periods. For the six months ended June 30, 2001, we have recorded a provision for income taxes of $62,000 based on our estimated effective tax rate for the year. Our realization of our recorded net deferred tax assets is dependent on future taxable income and therefore, we are not assured that such benefits will be realized.

 LIQUIDITY AND CAPITAL RESOURCES.

     The Company has financed its operations through a combination of cash from operations, borrowings and its initial public offering in May 1998. At June 30, 2001, the Company's principal sources of liquidity included $12.2 million in cash and cash equivalents, and $596,000 in short-term investments.

     Net cash provided by operating activities was $3.3 million in the six months ended June 30, 2001 compared to $7.8 million used in operations in the six months ended June 30, 2000. The primary source of cash from operations in the six months ended June 30, 2001 was increased collection activity on major accounts, reflected in decreased contract receivable of $5.3 million, partially offset by a $2.7 million decrease in unearned revenue and customer deposits.

     Net cash provided by investing activities during the six months ended June 30, 2001 was $4.2 million compared to $3.6 million in the six months ended June 30, 2000. Purchases of property and equipment to support operations accounted for $1.1 million in the six months ended June 30, 2001 compared to $1.5 million for the six months ended June 30, 2000. The sale of $5.3 million in short-term investments provided cash during the six months ended June 30, 2001 compared to $5.1 million in sales during the six months ended June 30, 2000.

     Net cash provided by financing activities was $324,000 resulting from the sale of common stock upon the exercise of $477,000 in stock options offset by $153,000 in repayments of capital lease obligations for the six months ended June 30, 2001. This compares to $353,000 provided by financing activities in the six months ended June 30, 2000 resulting from the sale of common stock upon the exercise of $682,000 in stock options offset by $329,000 in repayments for capital lease obligations for the six months ended June 30, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes methods of accounting for business combinations using the purchase method of accounting with goodwill initially recognized as an asset in the financial statements. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. To date, we have not entered into any business combination activities.

     In June 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and provides for testing the value of the Goodwill for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with initial impairment tests performed on all goodwill within six months of adoption. We anticipate that SFAS No. 142 will have no impact on our financial condition or results of operations due to our lack of business combination activity.

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

FACTORS THAT MIGHT AFFECT OPERATING RESULTS.

     Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our Common Stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under such contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; the impact of changes to revenue recognition rules; changes in management; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a product-based business and developing and marketing new products; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for research and development sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

     A significant portion of our revenue has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in delivery or acceptance of any of our products or delays in the performance of services could have a material adverse effect on our business, financial condition and results of operations. Historically, we have generally recognized both license fees and service fee revenue under our customer contracts using the percentage-of-completion method. We have broadened our strategy to include the development and sale of standard, packaged software products and we also offer our software under ASP arrangements. To the extent that we are successful in our strategy, we expect that we may record future revenue from license fees upon the acceptance of a software product by customers, or as monthly payments are invoiced under an ASP arrangement. Software companies that account for revenue from license fees upon acceptance of software products may be exposed to increased risk of quarterly fluctuations. Likewise, software companies that adopt an ASP licensing model, in lieu of recording revenue upon acceptance, may have temporary revenue reductions until the ASP licensing model is fully realized. To the extent that this pattern develops, any failure or delay in the delivery and acceptance of orders during any given quarter, or any signing of an ASP licensing arrangement in lieu of receiving payment of the packaged software up front, could have a material adverse effect on our business, financial condition and results of operations. The timing of revenue recognition from our contracts has caused, and may continue to cause, material fluctuations in our operating results, particularly on a quarterly basis.

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

Date: 8/09/2000                     /s/ David R. Johnson
                                    -------------------------------
                                    David R. Johnson
                                    Senior Vice President of Finance, Chief
                                    Financial Officer, Treasurer and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)