Form 10-Q
period 2001-09-30
EVOLVING SYSTEMS INC
filed 2001-11-14
CIK 1052054

Use these links to rapidly review the document
EVOLVING SYSTEMS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001, there were outstanding 13,187,824 shares of Registrant's Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(unaudited)

	September 30, 2001	Dec. 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$7,250	$4,382
Short-term investments	0	5,931
Contract receivables, net of allowance for doubtful accounts of $344 and $643 as of September 30, 2001 and December 31, 2000, respectively	11,770	15,202
Unbilled work-in-progress	9,976	14,110
Prepaid and other current assets	1,307	1,622

Total current assets	30,303	41,247
Property and equipment, net	4,913	5,141
Long-term prepaids	305	0
Deferred tax assets	0	1,547

Total assets	$35,521	$47,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$28	$163
Accounts payable and accrued liabilities	4,685	5,054
Unearned revenue and customer deposits	3,751	5,880

Total current liabilities	8,464	11,097
Long-term obligations	123	0
Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 13,187,824 and 12,950,620 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	13	13
Additional paid-in-capital	53,552	53,063
Deferred compensation	0	(37)
Accumulated deficit	(26,631)	(16,201)

Total stockholders' equity	26,934	36,838

Total liabilities and stockholders' equity	$35,521	$47,935

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
License fees and related services	$(74)	$3,496	$11,140	$12,214
Other services	4,148	7,918	18,494	24,991

Total revenue	4,074	11,414	29,634	37,205

Cost of revenue:
License fees and related services	1,414	2,767	5,827	6,624
Other services	6,221	6,570	17,290	18,395

Total cost of revenue	7,635	9,337	23,117	25,019

Gross margin	(3,561)	2,077	6,517	12,186
Operating expenses:
Sales and marketing	2,154	2,111	6,602	6,431
General and administrative	2,329	3,115	6,894	8,445
Research and development	1,177	130	2,239	130

Total operating expenses	5,660	5,356	15,735	15,006

Loss from operations	(9,221)	(3,279)	(9,218)	(2,820)
Other income, net	59	113	335	567

Loss before income taxes	(9,162)	(3,166)	(8,883)	(2,253)
Provision for income taxes	1,485	18	1,547	18

Net loss	$(10,647)	$(3,184)	$(10,430)	$(2,271)

Basic and diluted earnings per common share:
Net loss per common share	$(0.81)	$(0.25)	$(0.80)	$(0.18)
Weighted average shares outstanding:
Basic and diluted shares outstanding	13,185	12,744	13,037	12,620

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net loss	$(10,430)	$(2,271)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred compensation	37	33
Depreciation, amortization and loss on disposal of property and equipment	1,948	2,574
Bad debt expense	60	—
Provision for deferred income taxes	1,547	—
Change in operating assets and liabilities:
Contract receivables	3,372	(7,515)
Unbilled work-in-progress	4,134	(2,703)
Prepaid and other assets	10	114
Accounts payable and accrued liabilities	(369)	926
Unearned revenue and customer deposits	(2,129)	(3,694)

Net cash used in operating activities	(1,820)	(12,536)

Investing activities:
Purchases of property and equipment, net	(1,571)	(1,875)
Sales of short-term investments, net	5,931	11,283

Net cash provided by investing activities	4,360	9,408

Financing activities:
Repayment of long-term obligations	(161)	(491)
Proceeds from issuance of common stock	489	1,014

Net cash provided by financing activities	328	523

Net increase (decrease) in cash and cash equivalents	2,868	(2,605)
Cash and cash equivalents at beginning of period	4,382	4,266

Cash and cash equivalents at end of period	$7,250	$1,661

Supplemental disclosure of other cash and non-cash financing transactions:
Assets acquired under capital lease	$190	—

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

    Interim Financial Statements.  The accompanying financial statements of Evolving Systems, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. Our results for the period ended September 30, 2001 are not necessarily indicative of the results we will have for any subsequent quarter or full fiscal year. You should read these financial statements in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2000 including Evolving Systems Form 10-K/A for the year ended December 31, 2000.

    Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. During the third quarter of 2001, the Company increased its estimate to complete on a large fixed price contract with one customer. The additional estimated hours relate to increased testing requirements that expanded the scope of the project. This revision in estimated hours resulted in the reversal of approximately $350,000 in license fee and related revenue during the quarter.

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

    The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic earnings per share:
Net loss	$(10,467)	$(3,184)	$(10,430)	$(2,271)
Weighted average common shares outstanding	13,185	12,744	13,037	12,620
Basic net income (loss) per common share	$(.81)	$(.25)	$(.80)	$(.18)
Effect of dilutive securities:
Options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	13,185	12,744	13,037	12,620
Diluted net income (loss) per common share	$(.81)	$(.25)	$(.80)	$(.18)

    Options to purchase 2,350,000 and 2,000,000 shares of common stock were excluded from dilutive stock option calculations for the three and nine month periods ended September 30, 2001 respectively because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Options to purchase an additional 1,297,000 shares of common stock whose exercise prices were below the average fair market value of the company's stock were excluded from the dilutive stock option calculation for the three month period ended September 30, 2001 due to the net loss.

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

    The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The OSS Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, and other infrastructure suppliers. New proprietary wireless data products include the OMNIPresence Server™ and related products under development. We provide services and products solely within the United States geographic area. Total assets have not been specified by segment, as it is impractical to do so. The following table provides revenue and gross margin by segment for the three and nine month periods ended September 30, 2001 and September 30, 2000, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE
OSS Products Group:
LNP	$1,465	$4,831	$15,425	$16,427
NPAC	1,198	1,710	4,318	6,034
OSS Solutions	430	1,589	2,996	5,998
Wireless Data Group:
Wireless	981	3,284	6,895	8,746
Total Revenue	$4,074	$11,414	$29,634	$37,205
GROSS MARGIN
OSS Products Group:
LNP	$(3,827)	$695	$720	$5,833
NPAC	641	740	2,273	3,102
OSS Solutions	(259)	(85)	342	853
Wireless Data Group:
Wireless	(116)	727	3,182	2,398
Total Gross Margin	$(3,561)	$2,077	$6,517	$12,186

(4) Income Taxes

    As of the third quarter of 2001, the Company recorded a deferred tax Valuation allowance equal to 100% of the total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, near-term projected losses due to the impact of delays in customer purchasing decisions and the state of the economy, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Evolving Systems provides the telecommunications industry with solutions comprised of software products and systems integration services for a full range of operational support systems, network element software and wireless data applications.

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

    Based on our recent financial results we implemented a work force reduction of approximately 10%, or 24 people, that is expected to result in estimated annualized savings of $2.0 million. We recognized approximately $220,000 in severance expense related to this headcount reduction in this year's third quarter. We are also continuing to control fixed asset purchases and general expenditures throughout all levels of the organization.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, certain items in the Company's statement of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
License fees and related services	(1.8)%	30.6%	37.6%	32.8%
Other services	101.8	69.4	62.4	67.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License fees and related services	34.7	24.2	19.7	17.8
Other services	152.7	57.6	58.3	49.4

Total cost of revenue	187.4	81.8	78.0	67.2
Gross margin	(87.4)	18.2	22.0	32.8
Operating expenses:
Sales and marketing	52.9	18.5	22.3	17.3
General and administrative	57.2	27.3	23.3	22.7
Research and development	28.9	1.1	7.6	0.3

Total operating expenses	139.0	46.9	53.2	40.3
Loss from operations	(226.4)	(28.7)	(31.2)	(7.5)
Other income, net	1.6	1.0	1.2	1.5

Loss before income taxes	(224.8)	(27.7)	(30.0)	(6.0)
Provision for income taxes	36.5	0.2	5.2	0.1

Net loss	(261.3)%	(27.9)%	(35.2)%	(6.1)%

The three months ended September 30, 2001 compared to the three months ended September 30, 2000

    Revenue.  Total revenue decreased approximately $7.3 million or 64% to $4.1 million in the three months ended September 30, 2001 from $11.4 million in the three months ended September 30, 2000. License fees and related services revenue decreased by $3.6 million or 102% to $(74,000) in the three months ended September 30, 2001 from $3.5 million in the three months ended September 30, 2000, reflecting the downturn in the US economy and increased delays in customer purchasing decisions in the aftermath of the September 11, 2001 terrorist attacks. Immediately following the attacks, the major carriers, who are our customers, turned their short-term focus to network security and stability. Transactions for wireless LNP software also have been delayed pending a decision by the FCC on a petition filed by a wireless carrier requesting either full or partial forbearance from the FCC's requirement for wireless number portability by November 2002. The negative license fee revenue for the three months ended September 30, 2001 was the result of increased testing requirements on a large contract that caused an increase in estimated hours that expanded the scope of the project. This caused the percentage-of-completion to decline and revenue to be reversed. This revenue will be recognized in the fourth quarter of 2001 with the delivery of the software to the customer. Other services revenue decreased by $3.8 million or 48% to $4.1 million in the three months ended September 30, 2001 from $7.9 million in the three months ended September 30, 2000, which is also a reflection of increased delays in customer purchasing decisions. As a percentage of total revenue, license fees and related services revenue decreased to (2)% for the three months ended September 30, 2001 from 31% for the three months ended September 30, 2000. License fees have decreased at a higher proportionate rate in the three months ended September 30, 2001 compared to September 30, 2000 because of the reduced volume of license sales and the impact on revenues of increased estimated hours on one large project during the three months ended September 30, 2001. Other services revenue increased to 102% of total revenue for the three months ended September 30, 2001 because of the previously mentioned negative license fees and related services revenue.

    Cost of revenue.  Total cost of revenue decreased by $1.7 million or 18% to $7.6 million in the three months ended September 30, 2001 from $9.3 million in the three months ended September 30, 2000. Cost of revenue has decreased compared to the three months ended September 30, 2000 due to management focus on cost control and staff reductions in response to the current economic conditions in the three months ended September 30, 2001. As a percentage of total revenue, costs increased to 187% of revenue for the three months ended September 30, 2001 from 82% of revenue in the three months ended September 30, 2000. The percentage increase in costs relative to revenues from the three months ended September 30, 2000 is a result of the previously discussed delayed purchasing decisions and revenue reversal. While cost controls have been implemented that have reduced costs from the three months ended September 30, 2000, a minimum cost structure remains necessary to support the business in anticipation of future customer demand.

    Cost of license fees and related services decreased by $1.4 million or 49% to $1.4 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000, due to management's focus on cost control. As a percentage of total revenue, cost of license fees and related services increased to 35% for the three months ended September 30, 2001 from 24% in the three months ended September 30, 2000. The percentage increase in costs is a reflection of the reduced revenues from the three months ended September 30, 2001. Cost of other services decreased by $349,000 or 5% to $6.2 million for the three months ended September 30, 2001 from $6.6 million for the three months ended September 30, 2000. Cost of other services revenue similarly has decreased from the three months ended September 30, 2000 due to management focus on cost control in response to market conditions. Cost of other services as a percent of revenue increased from 58% in the three-month period ended September 30, 2000 to 153% in the three month period ended September 30, 2001 because of the previously mentioned reduction in revenues.

    We experienced a negative gross margin in the three months ended September 30, 2001. This is a 106% decrease in total gross margin compared to the three months ended September 30, 2000. The change can be attributed to the lower revenue in the three months ended September 30, 2001 compared to September 30, 2000. When short-term revenue declines, the fixed cost nature of staffing costs will result in lower or negative gross margins.

    Our expense levels are based in significant part on our expectations regarding future revenues. Our revenue is difficult to forecast because the market for the Company's products and services is rapidly evolving, and our sales cycle and the size and timing of significant contracts vary substantially among customers.

    Sales and marketing.  Sales and marketing expenses increased by $43,000 or 2% to $2.2 million in the three months ended September 30, 2001 from $2.1 million in the three months ended September 30, 2000. The increase in costs from the three months ending September 30, 2000 is due to our participation in more trade shows in the three months ended September 30, 2001. As a percentage of revenue, sales and marketing expense increased to 53% of revenue in the three months ended September 30, 2001 from 19% in the three months ended September 30, 2000. The increase in sales and marketing costs as a percentage of revenue from the three months ended September 30, 2000 is a result of the lower revenue earned in the three months ended September 30, 2001 as discussed above.

    General and administrative.  General and administrative expenses decreased by $786,000 or 25% to $2.3 million in the three months ended September 30, 2001 from $3.1 million in the three months ended September 30, 2000. As a percentage of revenue, general and administrative expenses increased to 57% in the three months ended September 30, 2001 from 27% in the three months ended September 30, 2000. The decrease in dollars is a result of management cost controls and efficiencies implemented since the three months ended September 30, 2000, including a reduction of headcount,. due to attrition. In addition, due to lower than expected revenues, there was a reduction in bonus expense for the three months ended September 30, 2001 compared to September 30, 2000. General and administrative expenses increased as a percentage of revenue because of the lower revenue level in the three month period ended September 30, 2001.

    Research and development.  Research and development expenses increased by $1.0 million or 805% to $1.2 million in the three months ended September 30, 2001 from $130,000 in the three months ended September 30, 2000, reflecting our strategic decision to begin investing in new wireless products and additional LNP features. As a percentage of revenue, research and development expenses increased to 29% in the three months ended September 30, 2001 from 1% in the three months ended September 30, 2000.

    Other income, net.  Other income, net, decreased $54,000, or 48%, to $59,000 in the three months ended September 30, 2001 from $113,000 in the three months ended September 30, 2000 due to lower interest income. While interest expense declined as debt was paid down, interest income also declined for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, primarily due to decreased investment balances and interest rates.

    Provision for income taxes.  Prior to the third quarter we had recorded a partial valuation allowance against carryforward tax benefits to the extent we believed that it was more likely than not that all of such benefits would not be realized in the foreseeable future. For the three months ended September 30, 2001, we increased the valuation allowance to fully reserve against the deferred tax asset and have recorded a provision for income taxes of $1.5 million, based on our assessment that it is more likely than not that we will not realize the deferred tax assets that were recorded on the balance sheet at June 30, 2001. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of our recorded net deferred tax assets is dependent on future taxable income and therefore, we are not assured that such benefits will be realized.

The nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

    Revenue.  Total revenue decreased approximately $7.6 million or 20% to $29.6 million in the nine months ended September 30, 2001 from $37.2 million in the nine months ended September 30, 2000. License fees and related services revenue decreased by $1.1 million or 9% to $11.1 million in the nine months ended September 30, 2001 from $12.2 million in the nine months ended September 30, 2000, reflecting the downturn in the US economy and increased delays in customer purchasing decisions in the aftermath of the September 11, 2001 terrorist attacks. Following the attacks, the major carriers, who are our customers, turned their short-term focus to network security and stability. Transactions for wireless LNP software also have been delayed pending a decision by the FCC on a petition filed by a wireless carrier requesting either full or partial forbearance from the FCC's requirement for wireless number portability by November 2002. Other services revenue decreased by $6.5 million or 26% to $18.5 million in the nine months ended September 30, 2001 from $25.0 million in the nine months ended September 30, 2000, also a reflection of increased delays in customer purchasing decisions. As a percentage of total revenue, license fees increased to 38% for the nine months ended September 30, 2001 from 33% for the nine months ended September 30, 2000 because license fees decreased at a slower rate than our overall revenue decline. As a percentage of total revenue, other services revenue decreased to 62% for the nine months ended September 30, 2001 from 67% for the nine months ended September 30, 2000 because custom software development revenue declined as we focus our marketing efforts on our standard products.

    Cost of revenue.  Cost of revenue decreased $1.9 million or 8% to $23.1 million in the nine months ended September 30, 2001 from $25.0 million in the nine months ended September 30, 2000. License fees and related services cost decreased by $797,000 or 12% to $5.8 million for the nine months ended September 30, 2001 from $6.6 million for the nine months ended September 30, 2000. Other services cost decreased $1.1 million or 6% to $17.3 million in the nine months ended September 30, 2001 from $18.4 million in the nine months ended September 30, 2000. The decreases in costs is due to management's focus on cost controls and a reduction in staffing given the market conditions previously mentioned in the nine months ended September 30, 2001.

    Sales and marketing.  Sales and marketing expenses increased by $171,000 or 3% to $6.6 million in the nine months ended September 30, 2001 from $6.4 million in the nine months ended September 30, 2000. This increase in costs is due to gradually increased sales staff in 2001 and increased costs related to participation in more industry trade shows. As a percentage of revenue, sales and marketing expenses increased to 22% of revenue in the nine months ended September 30, 2001 from 17% in the nine months ended September 30, 2000.

    General and administrative.  General and administrative expenses decreased by $1.6 million or 18% to $6.9 million in the nine months ended September 30, 2001 from $8.4 million in the nine months ended September 30, 2000. As a percentage of revenue, general and administrative expenses remained constant at 23% in the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The decrease in general and administrative costs is due to a decrease in headcount from 65 at September 30, 2000 compared to 51 at September 30, 2001 and substantially declined bonus payments to employees from the nine months period ending September 30, 2000.

    Research and development.  Research and development expenses increased by $2.1 million, or 1,622%, to $2.2 million in the nine months ended September 30, 2001 from $130,000 in the nine months ended September 30, 2000, reflecting our strategic decision to begin investing in new wireless products and additional LNP features. As a percentage of revenue, research and development expenses increased to 8% in the nine months ended September 30, 2001 from 0% in the nine months ended September 30, 2000.

    Other income, net.  Other income, net decreased by $232,000 or 41%, to $335,000 in the nine months ended September 30, 2001 from 567,000 in the nine months ended September 30, 2000. As a percentage of revenue, other income, net decreased to 1% of income in the nine months ended September 30, 2001 from 2% of expense in the nine months ended September 30, 2000. This change resulted from reduced interest income due to lower interest rates and a decline in interest expense as debt continued to decline.

    Provision for income taxes.  Prior to 2001 we had recorded a partial valuation allowance against carryforward tax benefits to the extent we believe that it was more likely than not that all of such benefits would not be realized in the foreseeable future. For the nine months ended September 30, 2001, we increased the valuation allowance to fully reserve against the deferred tax asset and have recorded a provision for income taxes of $1.5 million, based on our assessment that it is more likely than not that we will not realize the deferred tax assets that were recorded on the balance sheet at December 31, 2001. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of our recorded net deferred tax assets is dependent on future taxable income and therefore, we are not assured that such benefits will be realized.

Liquidity and Capital Resources.

    We have financed our operations through a combination of cash from operations, borrowings and funds received in our initial public offering in May 1998. At September 30, 2001, the Company's principal sources of liquidity included $7.3 million in cash and cash equivalents.

    Net cash used in operating activities was $1.8 million in the nine months ended September 30, 2001 compared to $12.5 million in the nine months ended September 30, 2000. The primary sources of cash from operations in the nine months ended September 30, 2001 were increased collection on major accounts, reflected in decreased contract receivables of $3.4 million and decreased unbilled work-in-progress of $4.1 million, partially offset by a $2.1 million decrease in unearned revenue and customer deposits.

    Net cash provided by investing activities during the nine months ended September 30, 2001 was $4.4 million compared to $9.4 million in the nine months ended September 30, 2000. Purchases of property and equipment to support operations accounted for $1.6 million in the nine months ended September 30, 2001 compared to $1.9 million for the nine months ended September 30, 2000. The sale of $5.9 million in short-term investments provided cash during the nine months ended September 30, 2001 compared to $11.3 million in sales during the nine months ended September 30, 2000.

    Net cash provided by financing activities was $328,000 resulting from the sale of common stock upon the exercise of $489,000 in stock options offset by $161,000 in capital lease obligation repayments for the nine months ended September 30, 2001. This compares to $523,000 provided by financing activities in the nine months ended September 30, 2000 resulting from the sale of common stock upon the exercise of $1.0 million in stock options offset by $491,000 in capital lease obligation repayments for the nine months ended September 30, 2001.

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

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the requirement to amortize goodwill and provides for testing the value of the Goodwill for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with initial impairment tests performed on all goodwill within six months of adoption. We anticipate that SFAS No. 142 will have no impact on our financial condition or results of operations due to our lack of business combination activity.

    On October 3, 2001, the FASB issued Statement of Accounting Standards No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of evaluating the effect of FAS 144 on our financial statements.

Factors that might affect operating results.

    Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our Common Stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under such contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996 including, but not limited to the FCC's position on wireless number portability; the impact of changes to revenue recognition rules; changes in management; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a product-based business and developing and marketing new products; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for research and development sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

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

Date: 11/14/2001	By:	/s/ DAVID R. JOHNSON David R. Johnson Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)