Form 10-K405
period 2001-12-31
EVOLVING SYSTEMS INC
filed 2002-04-01
CIK 1052054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1010843 (IRS Employer Identification Number)
9777 Mount Pyramid Court, Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

(303) 802-1000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $.80 as of March 1, 2002.

        The number of shares of Common Stock outstanding was 13,292,303 as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the 2001 year.

EVOLVING SYSTEMS, INC.
Annual Report on Form 10-K
December 31, 2001
Table of Contents

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

PART I

Item 1. Business Overview

Introduction

        Evolving Systems, Inc. ("we", "our", "us") provides innovative software products for operations and enhanced services to blue chip clients in the communications industry. We are a leading provider of local number portability solutions. We offer software products that enable carriers to comply with the Federal Communication Commission's ("FCC") number conservation mandates intended to extend the life of the North American Numbering Plan. Our enhanced services presence and availability management product is poised to help revolutionize personal communications. A unique competency for us is to be both a supplier of operations support systems ("OSS") and enhanced services products. This is powerful because it positions us to more completely implement our products across the carrier's infrastructure resulting in a more rapid realization of benefits such as reduced costs or increased revenues.

        From our inception in 1985 through 1996, we focused on providing custom software development services to a limited number of telecommunications companies. Beginning in 1996, we made a strategic decision to expand our focus to include development of Local Number Portability ("LNP") software products. Our LNP software products enable carriers to meet the FCC requirement that customers be permitted to retain their local phone numbers when changing service providers. Our LNP software products are used in the wireline industry to support the ordering and provisioning process for over 60% of the telephone numbers ported each month in North America. Over time, we have expanded our LNP product features and developed other LNP related OSS software products for the wireline market. We also offer a suite of products that satisfy the same number portability requirement for the wireless industry. The wireless industry in the United States is currently under a mandate from the FCC to implement number portability on November 24, 2002.

        We developed and maintain the software currently in use by all eight regional Number Portability Administration Centers ("NPACs") in the United States and Canada. The software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. This software is provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. This software has been expanded and enhanced to support the FCC's wireless number portability mandate on November 24, 2002.

        In 2001 we began expanding our product portfolio in the recently mandated number conservation market. The FCC's decision to alter the method of allocating telephone numbers to wireline and wireless carriers and to impose revised administration and reporting requirements on those carriers presented a unique opportunity. Our NumeriTrack™ product, currently being installed at two major carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers, supports integration with carriers' existing back-office systems and contains features for future adaptability.

        We have always helped our customers integrate our products into the existing OSS environments. In 2001 we also sold our first OSS ServiceExpress™ toolkit. This product assists our customers with the integration of our products. In late 2001 we announced a Presence and Availability Management (PAM) server software product, OmniPresenceServer™. This product, which was released for sale in the first quarter of 2002, is initially targeted at the wireless instant messaging market. We anticipate that presence information and the protection and organization of wireless subscribers' personal communication preferences will become an important part of future enhanced services and change the face of personalized communications.

Industry Background

The Telecommunications Industry

        Historically, telecommunications carriers have operated in a highly regulated environment, with local and long distance telephone service providers operating as near monopolies with little competition. Deregulation and the widespread adoption of new telecommunications technologies, such as fiber optics, packet-data networks, digital wireless telephony and Internet-based services, have significantly increased the number of telecommunications carriers and created an increasingly competitive market. New entrants to the telecommunications service market include Competitive Local Exchange Carriers ("CLECs"), alternate access providers, internet service providers ("ISPs") and wireless service providers.

Competition and Deregulation

        The U.S. long distance market was opened to competition beginning in the early 1970s. More recently, the Telecommunications Act of 1996 ("the Act") provides for competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Act, among other things, requires Regional Bell Operating Companies ("RBOCs") and other Incumbent Local Exchange Carriers ("ILECs") to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. While LNP is a key application for enabling such competition, the North American market has seen the trend of new telecom upstarts competition reverse in 2001. The North American wireline and wireless landscape today is dominated by a relatively small number of large carriers.

Operations Support Systems

        OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. Ordering systems allow carriers to collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Carriers use provisioning systems to install services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain network availability and feed operational data to other business systems. Carriers use billing systems to collate, manage and report billing information. Some industry trade press magazines also include customer care systems in the OSS market segment.

        Historically, as existing carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS have typically been mainframe-based systems that in many cases utilize incompatible software and technologies, making interoperation among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking, and the proliferation of value-added services, such as call waiting, call forwarding and voice mail. Despite these difficulties, carriers are unable to completely replace existing OSS due to the large investments and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, further increasing their complexity and interoperability difficulties.

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

        After altering provisioning systems, carriers must then implement changes throughout many of their other OSS. These OSS are "hard-coded" in that each telephone number corresponds to a physical switch for the ordering, service assurance and billing systems. The implementation of LNP also requires new systems to pool, allocate and assign telephone numbers. Changes will be required to existing billing systems, which currently associate a telephone number with a fixed geographic location. As a result of these challenges, an opportunity exists in conjunction with implementation of our LNP products for providing integration services to carriers which we intend to do using our OSS ServiceExpress™ toolkit. LNP is in operation now in the wireline service provider networks. The FCC has mandated that LNP must be in operation for wireless networks by November 24, 2002, and we believe the market opportunity in this segment to be of similar magnitude and complexity.

Wireless Number Portability

        As noted above, the current FCC mandate specifies that wireless carriers in the United States begin offering number portability to its subscribers on November 24, 2002. In mid-2001, Verizon Wireless petitioned the FCC requesting partial forbearance from this requirement. The petition was generally supported by other wireless carriers and soundly opposed by state regulatory bodies and the vast majority of the general public. The FCC is anticipated to rule on this petition. Most observers believe that the FCC will rule in favor of a temporary delay in the date for compliance. Opinions regarding the magnitude of the delay range from 6-9 months or more than 24 months. A 6-9 month delay would not significantly affect the software buying behavior for the implementation of wireless number portability, while a delay of more than 24 months would stretch the buying window out over a longer period.

Number Conservation and Number Pooling

        As early as 1997 the FCC and the industry were examining the growing demand on numbering resources in North America. Studies on this topic generally concluded that if unchecked, the demand for telephone numbers would exhaust the North American Numbering Plan sometime between 2005 and 2015. This growth in demand is the primary cause of the large number of area code splits and overlays that have been imposed over the last decade in the United States. After three years of study, and recommendations, the FCC issued an order in March 2000, mandating an approach referred to as "number pooling" that, when fully implemented, will extend the life of the 10-digit North American Numbering Plan well into the 21st century. The approach changes the way in which telephone numbers are allocated to carriers, specifies rules regarding the assignment and classification of those numbers, requires regular utilization reporting by carriers and articulates circumstances under which previously allocated underutilized telephone numbers must be returned to the "pool" to be reallocated to other carriers. We are developing our NumeriTrack™ product to address these requirements and facilitate carriers' compliance with the mandate. Implementing NumeriTrack™ has a far-reaching impact on carriers' existing OSS environments and business processes, presenting a similar integration opportunity for our OSS ServiceExpress™ toolkit as that described above in the discussion of LNP. While there have been state-level initiatives seeking to achieve these number conservation/number pooling goals, the FCC-mandated process is being formally implemented during the first half of 2002 in the wireline segment of the market. Wireless carriers are required to begin implementation of number pooling on November 24, 2002, the same date that currently marks the required implementation of wireless number portability.

New Technologies and Experience

        The telecommunications industry is continually developing new technology in all aspects of telephony. One of the newer technologies is instant messaging ("IM"). IM is a service in which a consumer can send a text message to other individuals if they are logged into a network. In order for IM to work, it is necessary for a database to have the current presence state (i.e., logged on or logged off) of all individuals that wish to communicate with IM. This is a specific instance of a class of data called presence data. Other examples would be data indicating if a cell phone were on or off.

        Members of the communication industry recognize there is value associated with establishing standards for storing, updating, and accessing data about presence and availability data. As a result, the Presence and Availability Management Forum, established in late 2000, was formed as a non-profit organization dedicated to creating and promoting PAM standards. The Presence and Availability Management Forum issued a specification in 2001 designed to allow communications systems to share authorized information about subscribers' identity, presence and availability across wireline and wireless telephony and IP technologies while providing the capability to protect privacy. George Hallenbeck, our CEO, is the current Chairman of the Presence and Availability Management Forum Board. Presence, preference and availability technology supported by Availability and Management characteristics provides subscribers unprecedented control over how communications services work for them. Our OmniPresenceServer™, which was released on February 28, 2002, is built to support the PAM specifications.

Evolving Systems' Strategy

        Recognizing the opportunity created by the ongoing deregulation of local telephone service, we have capitalized on our historic strength as a leading architect and developer of solutions for technically challenging OSS environments. We are a leading provider of LNP solutions across the entire telecommunications industry. As LNP expands to include wireless carriers, we are positioned to enable them with Wireless Number Portability ("WNP") capabilities. Our knowledge of OSS applications, wireless technology and LNP provides a base of domain expertise necessary to continue our leadership position in the industry.

        In 2001 we continued to expand our focus on creating products for the North American tier-one carriers. In evaluating the needs of this segment, we have focused on addressing government mandated services and products that enhance our customers' ability to create new and differentiated revenue streams. In addition to the development of products for WNP, we have announced NumeriTrack™ for number pooling, OSS ServiceExpress™ toolkit for OSS integration, and OmniPresenceServer™ application as an enhanced services node.

        We continue the transition to a product-focused, market-driven company with increased discipline and the desire to capture more software product sales, higher margins and increased earnings to create value for our investors. Entering 2002 we have a three-product portfolio: number portability, number pooling and presence and availability management. We also continue to leverage our strengths in professional services and developing tools using our OSS ServiceExpress™ toolkit for the integration of our products into our customers' networks and back-office systems.

Evolving Systems' Business Structure

        The focus on product lines for the wireline and wireless industry has driven a restructuring of Evolving Systems. In late 2001 we realigned our corporate structure to have one focused marketing unit for all products in the wireline and wireless industry and one software development organization. As a result, we have effectively lowered our cost structure and have concentrated on establishing process and execution discipline for creating, selling and supporting a robust set of products for tier-one carriers.

Sales and Marketing

        Primary objectives of our marketing efforts include building a product-focused image, generating market awareness and producing qualified leads. The increased emphasis on product initiatives is supported by a formalized, dedicated product management and marketing staff in each of our three product areas. Overall marketing efforts include direct sales support for targeted accounts, participation in selected trade shows, participation in relevant industry bodies, a strong website presence, print and electronic advertising, story placement in telecom industry trade media, presentations at industry conferences and forums, press releases to the industry and various other marketing initiatives.

        Our sales activities are conducted through a direct sales force, complemented by other sales channels. We rely on resellers and alternate channels to further penetrate the marketplace segment represented by smaller carriers while focusing our direct sales efforts on tier-one customers and prospects. We assign a dedicated account manager to each major customer to ensure that both the sales relationship and the business relationship are managed well. The sales cycle can be quite long in the telecommunications industry due to both the complexity of products and integration issues that make major systems decisions difficult. Sales cycles may range from three to twelve months or more.

        Our marketing and sales efforts are focused primarily on facility-based local exchange, interexchange and wireless service providers in the United States, and this group comprises the majority of our customers. We also utilize alternate sales channels, such as Application Service Providers ("ASPs") that are expected to create new revenue streams for our software products.

Product Development and Support

        Our product development efforts are focused on identifying market requirements and performing design and development functions. These activities follow our product development process that governs the focus of providing new feature sets into existing product lines in order to meet near-term customer needs. This process provides our senior management with a series of decision milestones that allows the evaluation of ongoing projects on a regular basis. We believe our new product development expenditures will continue and drive revenue growth.

        Furthermore, our product focus and desire to grow our product line profitably will help us examine the market for possible product acquisitions that have synergy with our strengths and products. We will evaluate each product line expansion opportunity as a build, partner or buy alternative. Our goal is to continue to offer products that are required by our tier-one carrier customers and those that will enhance their business by creating new revenue generating service offerings for their subscribers.

Competition

        The market for telecommunications OSS and enhanced services software products is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including certain of our customers, that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. Although we concentrate on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and we currently hold only a small portion of the market share outside of the LNP segment. We differentiate ourselves from competitors through our combination of products, services, ASP partnerships, and strong customer relationships. We consult, create products, integrate third-party software and interconnect customers' existing network and operation systems.

        The principal competitor in the LNP, WNP and Number Pooling markets is Telcordia Technologies, Inc. (formerly known as Bellcore). We expect competition to increase in the future from Telcordia Technologies, Inc. and other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. The primary competition for us in the presence and enhanced services segment include the global infrastructure providers such as Lucent Technologies, Inc. and potentially a number of independent enhanced services software providers such as Comverse Technology, Inc.

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

        We believe that our ability to compete successfully depends on a wide range of internally and externally controlled factors. We plan to compete by providing quality products that are tailored specifically to the customer. We are organized to provide core products and complimentary services that provide a total solution. We create a long-term relationship with our customers by providing ongoing support, enhancements and new solutions.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. We presently have U.S. patents on elements of our three LNP products: NumberManager®, OrderPath® and NodeMaster®, and have applied for patent protection on various elements of our OmniPresenceServer application.

Employees

        As of December 31, 2001, we employed 267 people, with 76% involved in product development and support, 8% in sales and marketing, and 16% in general administration. Additionally, we used the services of 48 subcontractors, primarily in the area of product development. In January and February 2002 we reduced employee headcount by 16%.

Risk Factors

Fluctuations in Quarterly Results of Operations

        Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may cause volatility in the price of our common stock. These quarterly fluctuations may result from a number of factors, including the size of new contracts and when they are signed; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market; judicial or administrative actions about these laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996 ("the Act"); product lifecycles; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; level and timing of expenses for product development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and marketing new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation and general economic conditions. In the past, we earned a significant portion of our revenue from a small number of customers. We expect this will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer or delays in the performance of services for a customer could be materially harmful to our business, financial condition, results of operations, and cash flows.

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

        Based on the aforementioned, we believe future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe it is likely that in some future quarter our operating results will be below the expectations of public market analysts or investors. If that occurs, the market price of our common stock would likely go down.

Dependence upon Telecommunications Industry; Regulatory Uncertainties

        The market for our OSS products was created and has primarily been driven by the adoption of regulations under the Act requiring RBOCs to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Act, or any legal challenges to the Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Act with respect to wireless carriers until November 2002, these delays had an impact on our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon wireless petitioned the FCC requesting partial forbearance from this requirement we saw our wireless customers delay making decisions to purchase wireless number portability products. Additional delays in the deadlines imposed by the Act or the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations and cash flows.

Reliance on Significant Customers

        Historically, a substantial portion of our revenue came from a limited number of customers. During the years ended December 31, 2001, 2000, and 1999, we recognized approximately 67%, 67% and 70%, respectively, of total revenue from four significant customers (greater than 10%), all in the telecommunications industry. Although we are striving to sell more of our software solutions on a recurring revenue basis, where we share in the revenue generated by our customers when they use our software, the impact of this effort is still not certain and we cannot predict how successful it will be. We may continue to depend on large contracts with a small number of significant customers. This can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual maintenance contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers would materially harm our business, financial condition and results of operations.

Lengthy Implementation Process; Customer Acceptance of our Solutions

        Implementing our solutions can be a relatively complex and lengthy process to adapt and customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage to our reputation. This could materially harm our business, financial condition, results of operations and cash flows.

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

Lengthy Sales Cycle/Consolidations and Budget Cutbacks in the Industry

        Large telecommunications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and 12 months or more, making it difficult for us to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance process are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter.

        The telecommunications industry has experienced significant reorganization and consolidation. Mergers and acquisitions of large telecommunications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. It is also possible that we could lose customers as a result of these consolidations. Likewise, our customers have been reducing their capital expenditures in response to changes in the telecommunications marketplace. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows and cause our operating results to vary significantly from quarter to quarter.

Fixed-Price Contracts

        We have historically derived a majority of our revenue from contracts that were billed on a time-and-materials basis. Currently, most contracts are on a fixed-price basis and we anticipate that customers will continue to request we provide software and implementation services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns, which have occurred on certain fixed-price contracts, resulting in lower than anticipated margins. We can give no assurance we will not incur similar budget overruns in the future. If we incur budget overruns, our margins and results of operations may be materially harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Rapid Technological Change; Risks Associated with New Versions and New Products; Risks of Software Defects

        The market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. There can be no assurance we will successfully identify new product opportunities or will achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, our business, financial condition and results of operations could be materially harmed.

        We intend to periodically issue interim and new releases of our suite of software products. In addition, we intend to develop new products. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur.

Risks Associated with Managing Expenses

        Over the last six months, we have seen a significant reduction in revenue. In response to that, we have taken steps to reduce our expenses, such as reductions in staff, closing several of our satellite facilities, reductions in employee benefits and general cost control measures. If we fail to anticipate and respond adequately to balance expenses against revenue, or if our fixed costs cannot be reduced enough, our financial condition could be materially harmed. Likewise, cutbacks in staff may have an impact on our ability to generate future revenue.

Competition; Risks Associated with Recruiting and Retaining Personnel

        Our primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP market include Telcordia Technologies, Inc., Accenture Ltd. and

Tekelec. In addition, NeuStar, Inc. has retained rights to the NPAC software we developed for NeuStar, and NeuStar potentially could compete with us with respect to LNP products and related services. There also can be no assurance that other customers will not offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition to increase in the future from ASPs, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

        Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. There can be no assurance that we will be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced difficulty in recruiting and retaining such personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could materially harm our business, financial condition and results of operations.

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

Product Liability

        Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently have errors and omissions insurance, which, subject to customary exclusions, covers claims resulting from failure of our software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by this insurance, we may be required to pay for a claim from our cash. This could be expensive, particularly since our software products may be used in critical business applications. Defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Protection of Intellectual Property; Risks of Infringement

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our three LNP products, NumberManager®, OrderPath® and NodeMaster® and have applied for patent protection on elements of our OmniPresenceServer™ application and our OSS ServiceExpress™ toolkit. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries do not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. It is also possible that we will inadvertently infringe upon the intellectual property rights of a third party. Litigation may also be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could materially harm our business, financial condition and results of operations.

Possible Volatility of Stock Price; Possible De-Listing from the NASDAQ National Market

        In the past, the trading price of our common stock has been subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, general stock market and economic considerations and other events or factors. This may continue in the future. In addition, the stock market has experienced volatility that has particularly affected the market prices of stock of many technology companies and often has been unrelated to the operating performance of these companies. These broad market fluctuations may negatively impact the trading price of our common stock. As a result of the foregoing factors, we cannot assure our investors that our common stock will trade at or higher than its current price.

        We recently had several periods during which the trading price for our common stock dropped below $1.00. We cannot assure our investors this will not occur again in the future. Our failure to meet the minimum bid price ($1.00) for 30 consecutive business days may result in the NASDAQ Stock Market initiating de-listing procedures for our stock.

Item 2. Properties

        During 2001, we leased office space at three locations: Englewood, Colorado; Louisville, Colorado; and Santa Maria, California. We also leased sales offices in Iselin, New Jersey; St. Louis, Missouri; and Vienna, Virginia. Our leases are shown below:

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	120,281	2/13/16
Santa Maria, California	6,600	4/30/06
Louisville, Colorado	10,992	10/31/02
Vienna, Virginia	1,871	10/31/04
Iselin, New Jersey	2,951	1/31/05
St. Louis, Missouri	2,460	4/30/03

        In the first quarter of 2002, we closed our development facility in Santa Maria, California. In addition, we implemented a telecommuter program for our St. Louis and Louisville locations. We are actively pursuing subleases on all three facilities.

Item 3. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        On March 15, 2001, we solicited the written consent of our security holders with respect to (a) Election of Directors; (b) Amendment of the our Stock Option Plan; (c) Amendment to our Employee Stock Purchase Plan; and (d) Ratification of PricewaterhouseCoopers LLP as our independent accountants.

        The shareholders elected James R. Ross and Edward H. Sproat to serve on the Board of Directors until 2004; approved amendment of our Stock Option Plan to increase the number of shares authorized for issuance under the Plan by 1,000,000 shares; approved amendment of our Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan by 150,000 shares; and ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the common stock. The closing price of our common stock as reported on the NASDAQ National Market as of March 1, 2002 was $.80 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the common stock as reported on the NASDAQ National Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2001		2000
	High	Low	High	Low
First Quarter	$4.13	$2.19	$15.22	$7.75
Second Quarter	$5.72	$2.88	$12.00	$3.00
Third Quarter	$5.90	$1.01	$8.69	$4.75
Fourth Quarter	$1.29	$0.58	$6.94	$2.16

        As of March 1, 2002, there were approximately 245 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2001, have been derived from our financial statements. The following selected financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial

Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Revenue	$33,896	$52,842	$40,487	$37,238	$42,720
Operating Expenses:
Cost of revenue, excluding depreciation and amortization(1)	29,250	31,692	23,879	22,764	21,769
Product development	3,075	370	1,064	7,099	2,914
Sales and marketing	8,207	8,366	4,516	5,716	5,065
General and administrative	8,738	10,927	9,250	8,647	8,083
Depreciation and amortization(1)	2,483	3,214	3,511	4,380	4,007

Income (loss) from operations	(17,857)	(1,727)	(1,733)	(11,368)	882
Other income (expense)(2)	256	682	(2,415)	(506)	(1,395)
Provision for (benefit from) income taxes(3)	1,547	—	—	(601)	(791)

Net income (loss)	$(19,148)	$(1,045)	$(4,148)	$(11,273)	$278

Basic income (loss) per share	$(1.46)	$(0.08)	$(0.34)	$(1.43)	$0.18
Diluted earnings (loss) per share	$(1.46)	$(0.08)	$(0.34)	$(1.43)	$0.03
Working capital	$13,624	$30,150	$28,904	$31,009	$5,366
Total assets	32,292	47,934	49,628	47,479	27,859
Long-term debt, net of current portion	115	—	170	825	16,465
Stockholders' equity	18,292	36,838	36,541	39,362	1,698

(1)
Certain prior years' balances have been reclassified to conform to the current year's presentation. Depreciation and amortization expense is separately stated and no longer combined with cost of revenue, product development, sales and marketing and general and administrative expenses to provide a better comparison with similar companies' reporting practices.

(2)
Included in the other income (expense) for 1998 is an extraordinary loss on early extinguishment of debt of approximately $446,000, net of $220,000 in income tax benefit.

(3)
In 2001 a full valuation allowance was recorded relating to the Company's deferred tax asset. See Notes to the Financial Statements.

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

Introduction

        Evolving Systems, Inc. was formed in 1985 to design and integrate software systems for the telecommunications industry. From our inception in 1985 through 1996, we focused on providing custom software development services, primarily to two large customers. Beginning in 1996, we broadened our focus to include the development and licensing of proprietary software products in response to declining demand from key customers for custom software development services that reflected the changing industry patterns for software procurement.

        We had a strong market for our Local Number Portability ("LNP") products in 1997 as a result of the mandated requirements for LNP capabilities in the Act. License fees and related services revenues for 1997 were over $20,000,000. Other services of our business also increased due to considerable integration support needed to implement LNP. This market demand did not carry forward into 1998 or 1999 for those LNP products. We refocused our LNP products sales efforts to other market segments such as wireless and infrastructure providers but these segments were much smaller than the wire line portion of the telecommunications market and FCC approved delays in implementation of LNP for the wireless industry had an impact on sales of LNP products to wireless carriers. The result was a substantial decline in license fee and related services in 1998 and 1999. In 2000 the pressure from the FCC to comply with the Act increased the demand for LNP software. However the economic downturn in telecommunications and the uncertainty of the effective date of wireless LNP implementation resulted in a substantial decline in license fee and related services revenue in 2001.

        Throughout 2001 we observed that the entire telecommunications sector was substantially reducing capital expenditures and our sales cycle was lengthening. We reviewed all areas of our operations in a program to reduce costs, improve operating efficiencies and to rationalize planned product feature enhancements. As a result, during late 2001 and early 2002, we reduced headcount and subcontractors, eliminated certain employee benefits, and shut down two satellite offices. These changes will reduce our annual expenses by approximately $10.8 million. We continue to make investments in product development to provide future growth in the wireless sector, a market segment that we believe holds considerable promise.

        The telecommunications industry suffers from overcapacity and increased competition. Our strategy has been to focus on our core customers, the large Incumbent Local Exchange Carriers ("ILECs"), wireless carriers and infrastructure providers, and not to pursue product development for the new carriers such as Competitive Local Exchange Carriers ("CLECs"). This strategy has kept us in the forefront of LNP related products. We believe these major carriers will continue to dominate their markets and provide us with a stable customer base. Once our customers begin to catch up with their maintenance and technology upgrade programs, we expect demand for our products to improve.

        The following table sets forth, for the periods indicated, certain items from our statements of operations reflected as a percentage of total revenue:

	Years Ended December 31,
	2001	2000	1999
Revenue:
License fees and related services	32.4%	38.6%	20.1%
Other services	67.6	61.4	79.9

Total revenue	100.0	100.0	100.0
Operating Expenses:
Cost of revenue—license fees and related services, excluding depreciation and amortization	20.6	17.0	20.3
Cost of revenue—other services, excluding depreciation and amortization	65.6	42.9	38.7
Sales and marketing	24.2	15.8	11.2
General and administrative	25.8	20.7	22.8
Product development	9.1	0.7	2.6
Depreciation and amortization	7.3	6.1	8.7

Total operating expenses	152.6	103.2	104.3

Operating loss	(52.6)	(3.2)	(4.3)
Other income (expense), net	0.7	1.3	(6.0)

Loss before income taxes	(51.9)	(1.9)	(10.3)
Provision for income taxes	4.5	0.0	0.0

Net loss	(56.4)%	(1.9)%	(10.3)%

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

        Total revenue decreased 36% from $52.8 million in 2000 to $33.9 million in 2001. License fees and related services revenue decreased 46% primarily because of poor economic conditions in the telecommunications market, the potential delay in the FCC's decision to implement wireless number portability, the termination of a customer contract and delays in the delivery of certain projects. Other services revenue, consisting primarily of custom system development revenue, decreased from $32.4 million in 2000 to $22.9 million in 2001. This decrease is related primarily to the reduction in custom development projects in 2001.

        The current FCC mandate specifies that wireless carriers in the United States begin offering local number portability to its subscribers on November 24, 2002. In July of 2001, Verizon Wireless petitioned the FCC requesting partial forbearance from this requirement. The petition was generally supported by other wireless carriers and soundly opposed by state regulatory bodies and the vast majority of the general public. Although we anticipate the FCC to rule on this petition, the possibility of forbearance or delays in the FCC ruling have significantly slowed down LNP orders.

        In addition, 2001 license fees and related services revenue were further impacted by the termination of our revenue sharing ASP arrangement we had with Qwest Communications International Inc. ("Qwest"). This ASP arrangement was amended in response to Qwest's decision to discontinue its plans to offer certain of our products on a commercial ASP basis. We continue to provide software and services to Qwest for its internal operations, however, the impact of the new business relationship was a reduction in our fourth quarter revenue of $1.2 million.

        During the third quarter of 2001, we had negative license fee revenue as a result of increased testing requirements on a large contract that caused an increase in estimated hours that expanded the scope of the project. This caused the percentage-of-completion to decline and revenue to be reversed. This revenue will be recognized beginning in 2002 with the delivery of the software customer.

Cost of revenue

        Cost of revenue consists primarily of personnel costs, facilities costs and the cost of third-party software. Cost of license fees and related services decreased by $2.0 million, or 22%, with the related revenue decreasing by 46% for the year ended December 31, 2001. Cost of revenue items such as labor and occupancy costs do not vary directly with fluctuations in revenue. As a result, our margin on license fees and related services decreased substantially to 36% for the year ended December 31, 2001 compared to 56% for the year ended December 31, 2000. The cost of revenue for other services decreased $442,954 or 2% in 2001 compared to 2000 with revenue decreasing $9.5 million, or 29%, in 2001 compared with 2000. The need to provide a minimum level of staff to provide maintenance services to customers purchasing licensed software resulted in our margin for other services declining from 30% to 3% for the years ended December 31, 2000 and December 31, 2001, respectively. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $1,714,346 and $1,910,586 related to cost of revenue for the years ended December 31, 2001 and 2000, respectively.

Product development

        Product development expenses consist primarily of compensation costs, equipment and software development tools. Product development expenses increased 731%, or $2.7 million, to $3.1 million in the year ended December 31, 2001, from $369,950 in the year ended December 31, 2000. As a percentage of revenue, product development costs increased to 9% in 2001 from 1% in 2000. This increase resulted from the development of new generation products in 2001 such as NumeriTrack™ and OmniPresenceServer™. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $38,224 and $0 related to product development for the years ended December 31, 2001 and 2000, respectively.

Sales and marketing

        Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses decreased by $159,058, or 2%, to $8.2 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The primary reasons for the decrease were a reduction of our sales and marketing staff and lower commission expense due to a decline in sales revenues. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $96,657 and $125,024 related to sales and marketing for the years ended December 31, 2001 and 2000, respectively.

General and administrative

        General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses decreased by $2.2 million, or 20%, to $8.7 million for the year ended December 31, 2001 from $10.9 million for the year ended December 31, 2000. The decreased costs in 2001 were related primarily to an increased focus on cost control that resulted in reduced administrative staffing, professional services, and employee recruiting. While general and administrative expenses overall decreased significantly in absolute dollars, as a percentage of revenue, general and administrative costs increased to 25% in 2001 from 21% in 2000. This substantial percentage increase is a result of the decline in revenue being larger than the decline in expenses. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $633,567 and $1,178,825 related to general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

Other income (expense)

        Other income (expense) includes interest expense on our capital leases and interest income on cash and cash equivalents and short-term investments. Net other income (expense) decreased to $255,726 in the year ended December 31, 2001, from a net other income (expense) of $681,555 in the year ended December 31, 2000 as a result of the decrease in interest earned from reduced cash balances in 2001 compared to 2000.

Provision for income taxes

        During 2001, we recorded a non-cash valuation allowance to fully offset our deferred tax assets as we believe that it is more likely than not that benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered our cumulative operating losses for 2001, 2000 and 1999 and our projections of profitability for the reasonably foreseeable future. We recorded no income tax benefit related to 2001 operating losses as we deem it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. Our realization of recorded deferred tax assets is dependent on future taxable income and, therefore, we cannot assure that such benefits will be realized.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenue

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

Cost of revenue

        Cost of revenue consists primarily of personnel costs, facilities costs and the cost of third party software. Cost of license fees and related services increased by $780,279, or 9%, with the related revenue increasing by 151% for the year ended December 31, 2000. Cost of revenue was favorably impacted as a result of increased LNP sales for which less services are now required related to implementation and customization on a proportionate basis as the licensed software becomes more mature. As a result, the margin on license fees and related services increased substantially to 56% for the year ended December 31, 2000 compared to a negative 1% for the year ended December 31, 1999. The cost of revenue for other services increased 45% in 2000 compared to 1999 with revenue remaining essentially consistent in 2000 with 1999. We made an investment early in 2000 in staff to provide integration services to customers purchasing licensed software. However, the demand anticipated for integration services was not realized in 2000 resulting in our margin for other services declining from 52% to 30% for the years ended December 31, 1999 and December 31, 2000, respectively. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $1,910,586 and $3,056,040 related to cost of revenue for the years ended December 31, 2000 and 1999, respectively.

Product development

        Product development expenses consist primarily of compensation costs, equipment and software development tools. Product development expenses decreased 65%, or $694,442 to $369,950 in the year ended December 31, 2000, from $1.1 million in the year ended December 31, 1999. As a percentage of revenue, product development decreased to 1% in 2000 from 3% in 1999. This decrease resulted from the termination of several development efforts for next generation software products in 2000.

Sales and marketing

        Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, field sales office expenses and marketing communication expenses. Sales and marketing expenses increased by $3.9 million, or 85%, to $8.4 million for the year ended December 31, 2000 from $4.5 million for the year ended December 31, 1999. The increase was primarily due to our addition of sales staff in the fourth quarter of 1999 and the implementation of a new commission structure. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $125,024 and $0 related to sales and marketing for the years ended December 31, 2000 and 1999, respectively.

General and administrative

        General and administrative expenses consist principally of compensation costs for administration, facilities, finance, legal, human resources, quality assurance and general management personnel. General and administrative expenses increased by $1.7 million, or 18%, to $10.9 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. The increased costs in 2000 were related primarily to an increase in depreciation on equipment, annual salary increases and related fringe benefits and an increase to the bad debt reserve of approximately $603,630. General and administrative expenses as a percentage of revenue declined 2% to 21% in 2000 from 23% in 1999. To provide a better comparison with similar companies' reporting practices, we separately stated depreciation and amortization expense of $1,178,825 and $455,091 related to general and administrative expenses for the years ended December 31, 2000 and 1999, respectively.

Other income (expense)

        Other income (expense) includes interest expense on our capital leases and interest income on cash and cash equivalents and short-term investments. Net other income increased to $681,555 in the year ended December 31, 2000, from a net other expense of $2.4 million in the year ended December 31, 1999 as a result of the $3.2 million settlement of the shareholder lawsuit including $719,000 in associated legal fees in 1999.

Provision for income taxes

        We recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not that benefits will not be realized in the foreseeable future. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both our historical results and our projections of profitability for the reasonably foreseeable future. We recorded no income tax benefit related to 2000 operating losses as we deem it inappropriate to book such benefits until projected operating results reflect greater certainty of profitability and the ability to realize such benefits. Our realization of recorded net deferred tax asset is dependent on future taxable income and, therefore, we cannot assure that such benefits will be realized.

Quarterly Financial Information

        The following table sets forth certain unaudited information for each of our last eight quarters. This data has been derived from unaudited financial statements that have been prepared on the same basis as the annual audited financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2001
Total revenue(1)(2)	$13,594	$11,966	$4,074	$4,262
Less: operating expenses	13,163	12,393	13,295	12,901

Operating income (loss)	431	(427)	(9,221)	(8,639)

Income (loss) before income taxes	595	(315)	(9,162)	(8,719)
Net income (loss)(3)	$467	$(249)	$(10,647)	$(8,719)

Net income (loss) per common share
Basic	$0.04	$(0.02)	$(0.81)	$(0.66)
Diluted	$0.03	$(0.02)	$(0.81)	$(0.66)
Year Ended December 31, 2000
Total revenue	$11,689	$14,101	$11,414	$15,638
Less: Operating expenses	11,618	13,712	14,693	14,546

Income (loss) from operations	71	389	(3,279)	1,092

Income (loss) before income taxes	313	600	(3,166)	1,208
Net income (loss)	$313	$600	$(3,166)	$1,208

Net income (loss) per common share
Basic	$0.03	$0.05	($0.25)	$0.09
Diluted	$0.02	$0.05	($0.25)	$0.09

(1)
For the three months ended September 30, 2001, the Company had negative license fee and related services revenue as a result of increased testing requirements on a large contract that caused an increase in estimated hours on the project. This caused the percentage-of-completion to decline and revenue to be reversed. The impact of this change of estimated hours was a reduction in revenue of $349,014.

(2)
For the three months ended December 31, 2001, the Company terminated its revenue sharing ASP arrangement it had previously entered into with one of its customers. The impact of this termination was a reduction in revenue of $1.2 million.

(3)
In the third quarter a full valuation allowance was recorded relating to the Company's deferred tax asset. See Notes to the Financial Statements.

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash flows from operations and borrowings. At December 31, 2001, our principal source of liquidity was $13.6 million in working capital. There is no debt outstanding at December 31, 2001, except for property and equipment financed under capital leases.

        Net cash provided by operating activities was $3.2 million in the year ended December 31, 2001 compared to cash used in operating activities of $10.5 million in the year ended December 31, 2000. The main uses of cash for the year ended December 31, 2001 were a net loss of $19.1 million and a decrease in accounts payable and accrued liabilities of $908,061. Offsetting increases to cash for the year ended December 31, 2001 were unbilled work-in-process of $8.8 million, accounts receivable of $6.3 million, unearned income of $3.8 million, depreciation and amortization of $2.5 million and a provision for deferred income taxes of $1.5 million.

        Net cash provided by investing activities during the year ended December 31, 2001 was $3.8 million compared to cash provided by investing activities during the year ended December 31, 2000 of $9.9 million. During 2001, we sold $5.9 million, net of purchases, of short-term investments to fund operations and purchased $2.1 million in property and equipment to support operations.

        Financing activities provided $404,931 in cash for the year ended December 31, 2001 compared to $647,447 in the year ended December 31, 2000. During 2001, proceeds from the issuance of common stock under our stock option plan and our Employee Stock Purchase Plan provided funding of $564,862 which was offset by repayments of capital lease obligations of $159,931.

        We have incurred losses of approximately $19.1 million, $1.0 million, and $4.1 million in 2001, 2000 and 1999, respectively, and have an accumulated deficit of approximately $35.3 million as of December 31, 2001. We attribute the 2001 losses to a significant decline in revenue due to the slowdown in the economy and in the telecommunications industry. Due to these factors we have taken steps during late 2001 and early 2002 to reduce our annual operating expenses by approximately $10.8 million, including headcount reductions, subcontractor reductions, benefit reductions and office closings. To the extent we experience a shortfall in required revenue or are unable to bill and collect in a timely manner under our long-term revenue arrangements, it could have a material adverse impact on our ability to continue as a going-concern and to meet our intended business objectives. Our management believes that they have the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet our cash needs.

        We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Impact of Inflation

        Inflation has not had a significant effect on our operations during the three years ended December 31, 2001.

Critical Accounting Policy and Estimates

Critical Accounting Policy

        We have identified the policy below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to this policy on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6.

Revenue recognition

        Our revenue recognition policy is critical because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy such as estimating the percentage-of-completion on fixed price contracts. Revenue results are difficult to predict, and any shortfall in revenue, delay in recognizing revenue, or project overruns could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. A detailed description of our revenue recognition policy is included in the notes to the financial statements.

Accounting Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to project completion, customer programs and incentives, bad debts, income taxes, warranty obligations, cancellation costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended, was effective for our first quarter beginning January 1, 2001. To date, we have not entered into any derivative financial instruments or hedging activities.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which supersedes APB Opinion No. 16, Business Combinations, and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of SFAS No. 141 has no impact on our financial statements as we were not involved in any business combinations during 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001, which supersedes Accounting Principles Board (APB) Opinion No. 17 Intangible Assets and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will be subject to an impairment test at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of SFAS No. 142 has no impact on our financial statements as we have no goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We anticipate that the adoption of SFAS No. 143 as of January 1, 2003 will have no material impact on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 has no impact on our financial statements.

        In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of operating expenses. Our adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

Item 8. Financial Statements and Supplementary Data

        The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the section of Evolving Systems, Inc. 2002 Proxy Statement, anticipated to be filed within 120 days of December 31, 2001, entitled "Proposal 1—Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

        Incorporated by reference to the section of the Evolving Systems, Inc. 2002 Proxy Statement, anticipated to be filed within 120 days of December 31, 2001, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the section of the Evolving Systems, Inc. 2002 Proxy Statement, anticipated to be filed within 120 days of December 31, 2001, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        On November 30, 2000, the Board of Directors approved a $100,000 loan to David Johnson, our former Sr. Vice President of Finance and Chief Financial Officer. This is a short-term loan, with a maturity date of May 30, 2001, bearing interest at the Wall Street Journal prime rate. The term of the loan was subsequently extended to June 30, 2002. Mr. Johnson makes monthly interest payments on the loan. As of December 31, 2001, the principal amount of $75,458 was outstanding.

        Incorporated by reference to the section of the Evolving Systems, Inc. 2002 Proxy Statement, anticipated to be filed within 120 days of December 31, 2001, entitled "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.
The following documents are filed as part of this Annual Report on Form 10-K.

(a)
Financial Statements: The following financial statements of Evolving Systems, Inc. are filed as part of this report.

2.
Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2001, 2000 and 1999 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements and the related notes thereto.

Schedule II—Valuation and Qualifying Accounts	S-1
Schedules other than the one listed above have been omitted since they are not applicable.
3.
Exhibits.

Exhibit Number	Description of Document
3.1†	Restated Certificate of Incorporation.
3.2†	Amended and Restated Bylaws.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1†	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.2†	Amended and Restated Stock Option Plan.
10.3†	Employee Stock Purchase Plan.
10.10†
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

†
Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-43973.

        The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

  (b)
  Reports on Form 8-K.

    On February 8, 2001, we filed a Current Report on Form 8-K reporting that Qwest Communications International Inc. would be establishing a nationwide service for its wireless and wireline service provider customers using our LNP software.

    On May 8, 2001, we filed a Current Report on Form 8-K reporting that our shareholders re-elected James M. Ross and elected Edward H. Sproat (to replace Harry B. Fair, who did not pursue re-election) to the Board of Directors.

Item 15. Information Concerning Equity Compensation Plans

        Incorporated by reference to the section of the Evolving Systems, Inc. 2002 Proxy Statement, anticipated to be filed within 120 days of December 31, 2001, entitled "Information Concerning Equity Compensation Plans"

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 25th day of March, 2002.

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

Signature	Title	Date

/s/ GEORGE A. HALLENBECK George A. Hallenbeck	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2002
/s/ JAMES M. ROSS James M. Ross	President, Chief Operating Officer, Director	March 25, 2002
/s/ BRIAN R. ERVINE Brian R. Ervine	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ DONALD R. DIXON Donald R. Dixon	Director	March 25, 2002

/s/ ROBERT J. LOARIE Robert J. Loarie	Director	March 25, 2002
/s/ DAVID J. MOLNY David J. Molny	Director	March 25, 2002
/s/ MICHAEL R. PERUSSE Michael R. Perusse	Director	March 25, 2002
/s/ EDWARD SPROAT Edward Sproat	Director	March 25, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Evolving Systems, Inc.

        In our opinion, the financial statements listed in the index appearing under Item 14 (1) (a) on page 27 present fairly, in all material respects, the financial position of Evolving Systems, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
February 28, 2002

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$11,796,015	$4,381,874
Short-term investments	—	5,930,784
Contracts receivable, net of allowance of $348,312 and $642,637 at December 31, 2001 and December 31, 2000, respectively	9,143,877	15,202,052
Unbilled work-in-progress	5,308,306	14,109,994
Prepaid and other current assets	1,259,971	1,621,636

Total current assets	27,508,169	41,246,340
Property and equipment, net	4,783,337	5,140,909
Deferred tax assets	—	1,547,007

Total assets	$32,291,506	$47,934,256

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$29,423	$162,523
Accounts payable and accrued liabilities	4,145,576	5,053,637
Unearned revenue and customer deposits	9,709,562	5,880,343

Total current liabilities	13,884,561	11,096,503
Capital lease obligations	115,344	—
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
Preferred stock, Series A; $.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 13,292,339 and 12,950,620 shares issued and outstanding as December 31, 2001 and December 31, 2000, respectively	13,293	12,951
Additional paid-in capital	53,627,344	53,062,824
Deferred compensation	—	(37,165)
Accumulated deficit	(35,349,036)	(16,200,857)

Total stockholders' equity	18,291,601	36,837,753

Total liabilities and stockholders' equity	$32,291,506	$47,934,256

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000	1999
Revenue:
License fees and related services	$10,969,575	$20,404,543	$8,137,972
Other services	22,926,072	32,437,846	32,349,270

Total revenue	33,895,647	52,842,389	40,487,242

Operating Expenses:
Cost of revenue—license fees and related services, excluding depreciation and amortization	6,998,079	8,997,176	8,216,897
Cost of revenue—other services, excluding depreciation and amortization	22,251,987	22,694,941	15,661,978
Product development	3,075,165	369,950	1,064,392
Sales and marketing	8,206,858	8,365,916	4,515,560
General and administrative	8,737,662	10,926,608	9,249,694
Depreciation and amortization	2,482,794	3,214,435	3,511,132

Total operating expenses	51,752,545	54,569,026	42,219,653

Loss from operations	(17,856,898)	(1,726,637)	(1,732,411)
Other income (expense):
Interest income	411,070	828,886	907,197
Interest expense	(25,709)	(94,915)	(158,765)
Loss on disposal of assets	(129,635)	(52,416)	(13,049)
Litigation settlement and expenses	—	—	(3,150,699)

Total other income (expense)	255,726	681,555	(2,415,316)

Loss before income taxes	(17,601,172)	(1,045,082)	(4,147,727)
Provision for income taxes	1,547,007	—	—

Net loss	$(19,148,179)	$(1,045,082)	$(4,147,727)

Basic and diluted loss per common share	$(1.46)	$(0.08)	$(0.34)

Basic and diluted weighted average common shares outstanding	13,074,921	12,672,633	12,137,783

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	$.001 Par Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 1998	11,888,021	$11,888	$50,703,085	$(344,469)	$(11,008,048)	$39,362,456
Stock option exercises	464,567	465	698,164			698,629
Amortization of deferred compensation				255,015		255,015
Common stock issued pursuant to the Employee Stock Purchase Plan	94,377	94	372,827			372,921
Net loss					(4,147,727)	(4,147,727)

Balances, December 31, 1999	12,446,965	12,447	51,774,076	(89,454)	(15,155,775)	36,541,294

Stock option exercises	349,820	350	855,794			856,144
Amortization of deferred compensation				52,289		52,289
Common stock issued pursuant to the Employee Stock Purchase Plan	153,835	154	432,954			433,108
Net loss					(1,045,082)	(1,045,082)

Balances, December 31, 2000	12,950,620	12,951	53,062,824	(37,165)	(16,200,857)	36,837,753

Stock option exercises and other	56,074	58	157,743			157,801
Amortization of deferred compensation				37,165		37,165
Common stock issued pursuant to the Employee Stock Purchase Plan	285,645	284	406,777			407,061
Net loss					(19,148,179)	(19,148,179)

Balances, December 31, 2001	13,292,339	$13,293	$53,627,344	$—	$(35,349,036)	$18,291,601

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(19,148,179)	$(1,045,082)	$(4,147,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts	(294,325)	603,631	—
Amortization of deferred compensation	37,165	52,289	255,015
Depreciation and amortization	2,482,794	3,214,435	3,511,132
Loss on disposal of property and equipment	129,635	52,416	13,049
Provision for deferred income taxes	1,547,007	—	—
Change in operating assets and liabilities:
Contract receivables	6,352,500	(6,182,128)	4,884,945
Unbilled work in-progress	8,801,688	(5,760,558)	(5,244,071)
Prepaid and other assets	361,665	(46,730)	456,322
Accounts payable and accrued liabilities	(908,061)	2,055,123	(3,193)
Unearned revenue and customer deposits	3,829,219	(3,397,715)	6,199,317

Net cash provided by (used in) operating activities	3,191,108	(10,454,319)	5,924,789

Investing activities:
Purchases of property and equipment	(2,114,430)	(2,181,806)	(2,153,221)
Proceeds from sale of property and equipment	1,748	33,985	—
Purchases of short-term investments	—	(33,709,198)	(45,885,623)
Sales of short-term investments	5,930,784	45,785,451	34,828,190

Net cash provided by (used in) investing activities	3,818,102	9,928,432	(13,210,654)

Financing activities:
Capital lease payments	(159,931)	(647,447)	(1,226,292)
Proceeds from issuance of common stock, net	564,862	1,289,252	1,071,550

Net cash provided by (used in) financing activities	404,931	641,805	(154,742)

Net increase (decrease) in cash and cash equivalents	7,414,141	115,918	(7,440,607)
Cash and cash equivalents at beginning of period	4,381,874	4,265,956	11,706,563

Cash and cash equivalents at end of period	$11,796,015	$4,381,874	$4,265,956

Supplemental disclosure of other cash and non-cash investing and financing transactions
Interest paid	$20,581	$79,641	$171,814
Income taxes paid	—	$18,000	—
Assets acquired under capital lease	$190,032	—	—

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

        Evolving Systems, Inc. ("Evolving Systems", "the Company") provides innovative operations and enhanced services software products to blue chip clients in the communications industry. The Company is a leading provider of local number portability solutions and offers software products that enable carriers to comply with the FCC's number conservation mandates intended to extend the life of the North American Numbering Plan. The Company's enhanced services presence and availability management product is poised to help revolutionize personal communications. Evolving Systems' unique competence as both an operations support system (OSS) and enhanced services software product provider, positions the Company to accelerate the automation and availability of tomorrow's enhanced services for today's tier one carriers and application service providers.

Financial Condition

        The Company has incurred losses of approximately $19.1 million, $1.0 million, and $4.1 million in 2001, 2000 and 1999, respectively, and has an accumulated deficit of approximately $35.3 million as of December 31, 2001. The increase in net loss incurred in 2001 is attributed to a significant decline in revenue due to the slowdown in the economy, particularly in the telecommunications industry which is the Company's largest market. Due to these factors the Company has taken steps during late 2001 and early 2002 to reduce its annual operating expenses by approximately $10.8 million, including headcount reductions, subcontractor reductions, benefit reductions and office closings.

        To the extent the Company experiences a continued decline in revenue resulting in a shortfall from 2002 planned amounts, or is unable to bill and collect in a timely manner under its long-term revenue arrangements, it could have a material adverse impact on the Company's ability to continue as a going-concern and to meet its intended business objectives. Management believes that the Company has the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet the Company's cash needs through the next year.

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

Cash and Cash Equivalents and Short-Term Investments

        All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short-term investments at December 31, 2000 consisted of high-grade commercial paper maturing within one year. Such short-term investments were classified as held-to-maturity and, accordingly, carried at amortized cost. There were no short-term investments at December 31, 2001.

Product Development Costs

        Expenditures for software product development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the product is established after which time such costs are capitalized until general availability of the product. The period between achieving technological feasibility and the general availability of such software has historically been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are expensed because they are insignificant.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of short-term investments, contracts receivable and unbilled work-in-progress. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from their customers.

        During the years ended December 31, 2001, 2000 and 1999, the Company recognized approximately 67%, 67% and 70% of total revenue from four significant customers (greater than 10%), respectively, all in the telecommunications industry, as follows:

	% of Revenue 2001	% of Revenue 2000	% of Revenue 1999
Customer A	—	—	17%
Customer B	21%	20%	24%
Customer C	17%	15%	17%
Customer D	17%	17%	12%
Customer E	12%	15%	—

Total % of Revenue	67%	67%	70%

        At December 31, 2001 and 2000, three and four customers accounted for 80% and 76% of contract receivables, respectively, as follows:

	% of Contract Receivables 2001	% of Contract Receivables 2000
Customer B	—	23%
Customer C	8%	12%
Customer D	12%	35%
Customer E	60%	6%

Total % of Contract Receivables	80%	76%

        At December 31, 2001 and December 31, 2000 two customers accounted for 66% and 75% of unbilled work-in-progress, respectively, as follows:

	% of Unbilled WIP 2001	% of Unbilled WIP 2000
Customer D	—	33%
Customer E	39%	42%
Customer F	27%	—

Total % of Unbilled WIP	66%	75%

Fair Value of Financial Instruments

        For certain financial instruments, including cash and cash equivalents, certificates of deposit, contract receivables, accounts payable, accrued expenses and capital leases, management believes that the carrying amounts approximate fair value due to their short maturities.

Advertising and Promotion Costs

        All advertising and promotion costs are expensed as incurred. Advertising costs totaled $1,660,929, $1,100,064 and $459,377, for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment and Long-Lived Assets

        Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally four to seven years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost and are depreciated over the shorter of the lease term or useful life of the asset. Maintenance and repair costs are expensed as incurred.

        Evaluations of the carrying value of long-lived assets are performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the evaluation, the Company estimates the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure the carrying value has not been impaired.

Revenue Recognition

        Evolving Systems recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving LNP software products and related services. Other services revenue consists of revenue from custom programming, systems integration of third party products, annual maintenance contracts and training.

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

Reclassifications

        Certain prior years' balances have been reclassified to conform to the current year's presentation to provide a better comparison with similar companies' reporting practices. Depreciation and amortization expense is separately stated on the Statements of Operations and no longer included within cost of revenue, product development, sales and marketing and general and administrative expenses.

Stock-based Compensation

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock-based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," in Note 4. Non-employee stock compensation arrangements are accounted for under FAS 123 and EITF 96-18.

Earnings Per Common Share

        Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2001	2000	1999
Basic Earnings per Share
Net loss	$(19,148,179)	$(1,045,082)	$(4,147,727)
Basic weighted average common shares outstanding	13,074,921	12,672,633	12,137,783

Basic loss per common share	$(1.46)	$(0.08)	$(0.34)
Diluted Earnings per Share
Net loss	$(19,148,179)	$(1,045,082)	$(4,147,727)
Basic weighted average number of shares outstanding	13,074,921	12,672,633	12,137,783
Effect of Dilutive Securities
Options and warrants	—	—	—
Diluted weighted average common shares outstanding	13,074,921	12,672,633	12,137,783

Diluted loss per share	$(1.46)	$(0.08)	$(0.34)

All options and warrants outstanding during all periods were excluded from the computation of diluted EPS because of their anti-dilutive effect on the net loss per share.

Income Taxes

        Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that these benefits will not be realized.

Comprehensive Income

        There are no items of comprehensive income that impact net loss.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended, was effective for our first quarter beginning January 1, 2001. To date, we have not entered into any derivative financial instruments or hedging activities.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, Business Combinations, and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of SFAS No. 141 has no impact on our financial statements as we were not involved in any business combinations during 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001, which supersedes Accounting Principles Board (APB) Opinion No. 17 Intangible Assets and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will be subject to an impairment test at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of SFAS No. 142 has no impact on our financial statements as we have no goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We anticipate that the adoption of SFAS No. 143 as of January 1, 2003 will have no material impact on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 has no impact on our financial statements.

        In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of operating expenses. Our adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

2. Balance Sheet Components

        The components of certain balance sheet line items are as follows:

	December 31,
	2001	2000
Property and equipment:
Computer equipment and purchased software	$23,169,929	$21,775,012
Furniture, fixtures and leasehold improvements	3,699,158	4,090,347

	26,869,087	25,865,359
Accumulated depreciation and amortization	(22,085,750)	(20,724,450)

	$4,783,337	$5,140,909

        Included in property and equipment at December 31, 2001 and 2000 are assets under capital lease. During 2001, all of the capital leases from 2000 expired, and the Company entered into a new capital lease for copiers.

	December 31,
	2001	2000
Assets acquired under capital lease:
Original book value	$190,032	$2,786,429
Accumulated amortization	(41,945)	(2,611,056)

Net book value.	$148,087	$175,373

Accounts payable and accrued liabilities:
Accounts payable	$874,853	$1,259,978
Accrued compensation and related expenses	2,273,673	2,884,224
Other	997,050	909,435

	$4,145,576	$5,053,637

3. Leases and Commitments

        Evolving Systems leases office and operating facilities and various types of equipment under non-cancelable operating leases. Rent expense was $1,976,890, $1,906,757 and $1,916,912 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense is net of sublease rental income of $0, $929,695 and $1,110,826, for the years ended December 31, 2001, 2000 and 1999, respectively. There was no sublease rental income in 2001.

        The Company's headquarters facility lease contains a clause that adjusts the lease rate every five years. The lease rate will remain the same from December 2001 through November 2006. Beginning December 2006 the lease amount will be adjusted for the cumulative compounded annual CPI increase for the period December 2001 to November 2006, not to exceed a 3% annual cumulative compounded rate.

        Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2001, are as follows:

	Operating Leases	Capital Leases
2002	$2,003,523	$46,745
2003	1,814,140	46,745
2004	1,787,071	46,745
2005	1,681,039	46,745
2006	1,573,112	—
Thereafter	15,226,320	—

Total minimum lease payments	$24,085,205	186,980

Less: Amount representing interest		42,213

Principal balance of capital lease obligations		144,767
Less: Current portion of capital lease obligations		29,423

Long-term portion of capital lease obligations		$115,344

4. Stock Based Compensation

Stock Options

        In January 1996, the Company approved "The Amended and Restated Stock Option Plan" ("The Plan"). Under the Plan, 6,850,000 shares of the Company's common stock are reserved for issuance, of which 927,016 shares were available for grant as of December 31, 2001. The Company has also reserved 910,633 shares of common stock for the issuance of warrants. Options issued under the stock option plan are at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant.

        Prior to the Company's Initial Public Offering, stock options were granted with an exercise price not less than fair value of the Company's common stock as determined by the Board of Directors at the date of grant. In 1997, in connection with the Company's planned public offering, the Company recorded $1,347,534 as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted. Such deferred compensation cost was amortized over the vesting period of the options. Of the total amount, $37,165, $52,289 and $255,015 were recognized as expense during the years ended December 31, 2001, 2000 and 1999, respectively.

        Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $1.07, $4.25 and $3.40 in 2001, 2000 and 1999, respectively. The fair value has been estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 124%, 134% and 91%; and weighted average risk free interest rates of 4.0%, 6.5% and 5.8%, respectively.

The pro forma impact on the Company's net loss per share had compensation cost for all of the Company's stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net loss:
As reported	$(19,148,179)	$(1,045,082)	$(4,147,727)
Pro forma	$(22,038,072)	$(3,832,512)	$(4,669,255)
Net loss per basic and diluted share:
As reported	$(1.46)	$(0.08)	$(0.34)
Pro forma	$(1.68)	$(0.30)	$(0.38)

        In all years presented, basic loss per share equals diluted loss per share as inclusion of potential common shares would be anti-dilutive to the Company's net losses.

        The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2001 follows:

	Stock Options and Warrants Outstanding				Stock Options and Warrants Exercisable
			Weighted Average Remaining Contractual Life (years)
	Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options	$0.58-$1.12	1,374,713	9.33	$0.67	130,763	$0.81
	$2.00-$2.80	1,493,535	7.46	$2.49	855,851	$2.62
	$3.19-$4.50	431,627	8.59	$3.84	133,184	$4.00
	$4.94-$6.82	1,201,301	8.05	$5.57	567,197	$5.58
	$8.00-$10.00	180,291	8.11	$9.23	85,422	$9.24

		4,681,467	8.29	$3.13	1,772,417	$3.86

Warrants	$0.80	910,633	2.40	$0.80	910,633	$0.80

        The following is a summary of stock option activity:

	Number of Shares		Weighted Average Exercise Price		Weighted Average Exercise Price
				Options and Warrants Exercisable
	Options	Warrants
Options and warrants outstanding December 31, 1998	2,344,951	910,633	$1.85	1,293,130	$0.85
Options granted	1,485,875	—	5.63
Less options forfeited	(379,235)	—	(3.09)
Less options exercised	(464,567)	—	(1.50)

Options and warrants outstanding December 31, 1999	2,987,024	910,633	$3.21	1,500,978	$1.43

Options granted	1,132,567	—	6.13
Less options forfeited	(637,846)	—	5.49
Less options exercised	(349,820)	—	2.59

Options and warrants outstanding December 31, 2000	3,131,925	910,633	$3.72	2,068,125	$2.34

Options granted	2,225,700	—	1.45
Less options forfeited	(620,084)	—	4.46
Less options exercised	(56,074)	—	2.42

Options and warrants outstanding December 31, 2001	4,681,467	910,633	$2.75	2,683,050	$2.82

        Included in total options and warrants exercisable at December 31, 2001, 2000 and 1999, are 910,633 warrants issued in connection with a 1996 debt financing. The warrants are exercisable at $.80 per share and expire May 31, 2003.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, ("ESPP") the Company is authorized to issue up to 600,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 285,645 and 153,835 shares in 2001 and 2000, respectively.

        The fair value of each ESPP grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 2001 and 2000, respectively: no dividend yield for all periods; an expected life of .5 years and .5 years; volatility of 124% and 134%; and a risk free interest rate of 4.04% and 5.93%.

        At December 31, 2001, all authorized shares under the plan were issued and no further shares were available for purchase. Employee contributions made to purchase shares in excess of the authorized shares for the period July 1-December 31, 2001 were refunded to the employees.

5. Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2001		2000	1999
Current:
Federal	$		$—	$
State		—	—		—
Deferred:
Federal		1,547,007	—		—
State		—	—		—

Total		$1,547,007	$—		$—

        As of December 31, 2001 and 2000, the Company has net operating loss carry forwards of approximately $33.2 million and $15.8 million, respectively, related to U.S. federal and state jurisdictions. The federal net operating loss expires at various times beginning in 2018. In addition, the Company has research and development credits of approximately $1.4 million which expire at various times beginning in 2011. The Internal Revenue Code of 1986 places certain limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in the Company's ownership occur.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$12,400,367	$5,941,119
Deferred revenue	—	297,654
Research and development credit carryforwards	1,401,244	1,401,244
Depreciable assets	154,928	—
Other	137,357	270,649

Total deferred tax assets	14,093,896	7,910,666

Deferred tax liabilities:
Depreciable assets	—	(297,404)

Total deferred tax liabilities	—	(297,404)

Net deferred tax asset before valuation allowance	14,093,896	7,613,262
Valuation allowance	(14,093,896)	(6,066,255)

Net deferred tax asset	$—	$1,547,007

        A full valuation allowance was recorded as of December 31, 2001, due to uncertainties related to the Company's ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

        The provision for income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 34% to the loss before income taxes as follows for the years ended December 31:

	2001	2000	1999
U.S. Federal income tax benefit at statutory rates	$(5,984,398)	$(355,328)	$(1,410,227)
State income tax, net of federal benefit	(573,669)	(41,660)	(128,160)
Increase in valuation allowance	8,027,611	183,880	2,059,498
Research and development tax credits	—	—	(300,000)
Amortization of deferred compensation	—	437	(135,599)
Prior year filing effects	—	300,000	—
Other	77,463	(87,329)	(85,512)

Provision for income taxes	$1,547,007	$—	$—

6. Benefit Plans

        Evolving Systems has a 401(k) Plan that is available to all employees 21 years of age or older with one-quarter year service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions and has done so. All employee contributions are fully vested immediately and employer contributions vest 100% after completion of three years service. During 2001, 2000 and 1999, the Company contributed $1,507,923, $1,478,969 and $1,250,480 respectively, under the 401(k) Plan.

7. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies.

        The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The OSS Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data (CDPD), CDMA, and Over-the-Air-Service Provisioning (OTASP) in wireless network environments. The Company provides services and products solely within the United States geographic area. Total assets and margins have not been specified by segment as it is impractical to do so as this information is not available to the decision-making group. The following table provides revenue by segment for the years ended December 31, 2001, 2000 and 1999, respectively:

  Years Ended December 31,

	2001	2000	1999
Revenue
OSS Products Group:
LNP	$16,323,054	$25,990,041	$12,308,280
NPAC	5,604,118	7,578,037	7,400,119
OSS Solutions	4,171,086	7,444,163	10,735,899
Wireless Data Group	7,797,389	11,830,148	10,042,944

Total revenue	$33,895,647	$52,842,389	$40,487,242

8. Legal Proceedings

        In June 1998, four securities class action complaints were filed against Evolving Systems and certain of its current and former officers and directors in the Federal Court for the District of Colorado alleging violations of the federal securities laws. The complaints were consolidated. The plaintiffs purported to represent a class of persons who purchased the Company's securities during the period of May 12, 1998 through July 23, 1998. The complaints alleged that the Company and certain of its officers misled the investing public regarding the Company's financial prospects. The Company has denied these allegations. The parties reached a settlement of $10 million, of which the Company paid $2.5 million in April 1999. The settlement was approved by the Court on October 4, 1999. We incurred approximately $719,000 in legal costs associated with the lawsuit.

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

9. Quarterly Financial Information (Unaudited)

        Quarterly financial information is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 1999
Total revenue	$8,859	$9,805	$10,782	$11,041
Less: Operating expenses	10,277	10,458	10,673	10,812

Income (loss) from operations	(1,418)	(653)	109	229

Income (loss) before income taxes	(4,491)	(532)	380	495
Net income (loss)	$(4,491)	$(532)	$380	$495

Net income (loss) per common share
Basic	$(0.37)	$(0.04)	$0.03	$0.04
Diluted	$(0.37)	$(0.04)	$0.03	$0.04
Year Ended December 31, 2000
Total revenue	$11,689	$14,101	$11,414	$15,638
Less: Operating expenses	11,618	13,712	14,693	14,546

Income (loss) from operations	71	389	(3,279)	1,092

Income (loss) before income taxes	313	600	(3,166)	1,208
Net income (loss)	$313	$600	$(3,166)	$1,208

Net income (loss) per common share
Basic	$0.03	$0.05	($0.25)	$0.09
Diluted	$0.02	$0.05	($0.25)	$0.09
Year Ended December 31, 2001
Total revenue(1)(2)	$13,594	$11,966	$4,074	$4,262
Less: operating expenses	13,163	12,393	13,295	12,901

Operating income (loss)	431	(427)	(9,221)	(8,639)

Income (loss) before income taxes	595	(315)	(9,162)	(8,719)
Net income (loss)(3)	$467	$(249)	$(10,647)	$(8,719)

Net income (loss) per common share
Basic	$0.04	$(0.02)	$(0.81)	$(0.66)
Diluted	$0.03	$(0.02)	$(0.81)	$(0.66)

(1)
For the three months ended September 30, 2001, the Company had negative license fee and related services revenue as a result of increased testing requirements on a large contract that caused an increase in estimated hours on the project. This caused the percentage-of-completion to decline and revenue to be reversed. The impact of this change of estimated hours was a reduction in revenue of $349,014.
(2)
For the three months ended December 31, 2001, the Company terminated its revenue sharing ASP arrangement it had previously entered into with one of its customers. The impact of this termination was a reduction in revenue of $1.2 million.
(3)
In the third quarter a full valuation allowance was recorded relating to the Company's deferred tax asset. See Note 5.

FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is filed as a part of this Report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements of notes thereto, included herein.

Year Ended December 31,	Description	Balances at Beginning of Period	Bad Debt Expense	Management Reductions in Allowance	Write-Offs	Balances at End of Period

VALUATION AND QUALIFYING ACCOUNTS
2001	Allowance for doubtful accounts	$642,638	$59,949	$354,275		$348,312
2000	Allowance for doubtful accounts	$39,007	$603,631			$642,638
1999	Allowance for doubtful accounts	$308,110		$263,304	$5,799	$39,007

S-1

QuickLinks

EVOLVING SYSTEMS, INC. Annual Report on Form 10-K December 31, 2001 Table of Contents
PART I
  Item 1. Business Overview
  Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Item 15. Information Concerning Equity Compensation Plans
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT ACCOUNTANTS
EVOLVING SYSTEMS, INC. BALANCE SHEETS
EVOLVING SYSTEMS, INC. STATEMENTS OF OPERATIONS
EVOLVING SYSTEMS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
EVOLVING SYSTEMS, INC. STATEMENTS OF CASH FLOWS
EVOLVING SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS
  1. Organization and Summary of Significant Accounting Policies
  2. Balance Sheet Components
  4. Stock Based Compensation
FINANCIAL STATEMENT SCHEDULE