Form 10-Q
period 2002-03-31
EVOLVING SYSTEMS INC
filed 2002-05-15
CIK 1052054

Use these links to rapidly review the document
EVOLVING SYSTEMS, INC. Quarterly Report on Form 10-Q March 31, 2002 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)
9777 Mount Pyramid Court, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 802-1000
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2002 there were 13,292,339 shares outstanding of Registrant's Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
March 31, 2002
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(in thousands except share and per share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$12,698	$11,796
Contract receivables, net of allowance of $605 and $348 at March 31, 2002 and December 31, 2001, respectively	3,946	9,144
Unbilled work-in-progress	3,488	5,308
Prepaid and other current assets	1,371	1,260

Total current assets	21,503	27,508
Property and equipment, net	4,270	4,783

Total assets	$25,773	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$30	$29
Accounts payable and accrued liabilities	4,184	4,146
Unearned revenue	10,068	9,710

Total current liabilities	14,282	13,885
Long-term obligations	107	115

Total liabilities	14,389	14,000
Stockholders' equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 13,292,339 and 13,292,339 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	13	13
Additional paid-in capital	53,627	53,627
Accumulated deficit	(42,256)	(35,349)

Total stockholders' equity	11,384	18,291

Total liabilities and stockholder's equity	$25,773	$32,291

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
License fees and related services	$1,431	$5,144
Other services	2,967	8,496

Total revenue	4,398	13,640

Costs of revenue and operating expenses:
Cost of license fees and related services, excluding depreciation and amortization	1,416	2,415
Cost of other services, excluding depreciation and amortization	4,872	5,215
Sales and marketing	1,999	2,282
General and administrative	1,955	2,282
Product development	554	360
Depreciation and amortization	522	655

Total costs of revenue and operating expenses	11,318	13,209

Income (loss) from operations	(6,920)	431
Other income, net	13	164

Income (loss) before income taxes	$(6,907)	$595
Provision for income taxes	—	128

Net income (loss)	$(6,907)	$467

Basic earnings (loss) per common share	$(0.52)	$0.04

Diluted earnings (loss) per common share	$(0.52)	$0.03

Basic shares outstanding	13,292	12,954
Diluted shares outstanding	13,292	13,396

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,907)	$467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation	—	18
Depreciation and amortization	522	655
Loss on disposal of property and equipment	18	9
Bad debt expense	42	—
Provision for deferred income taxes	—	128
Change in operating assets and liabilities:
Contract receivables	5,156	335
Unbilled work-in-progress	1,820	(935)
Prepaid and other assets	(111)	(18)
Accounts payable and accrued liabilities	38	1,039
Unearned revenue	358	(1,013)

Net cash provided by operating activities	936	685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(27)	(537)
Sales of short term investments	—	2,056

Net cash provided by (used in) investing activities	(27)	1,519

CASH FLOW FROM FINANCING ACTIVITIES:
Capital lease payments	(7)	(141)
Proceeds from the issuance of stock	—	31

Net cash used in financing activities	(7)	(110)

Net increase in cash and cash equivalents	902	2,094
Cash and cash equivalents at beginning of period	11,796	4,382

Cash and cash equivalents at end of period	$12,698	$6,476

Supplemental disclosure of other cash and non-cash financing transactions:
Assets acquired under capital lease	$0	$190

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

        Interim Financial Statements.    The accompanying financial statements of Evolving Systems, Inc. ("Evolving Systems","the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The results for the period ended March 31, 2002 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. You should read these financial statements in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2001 including Evolving Systems' Form 10-K for the year ended December 31, 2001.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications.    Certain prior years' balances have been reclassified to conform to the current year's presentation to provide a better comparison with similar companies' reporting practices. Depreciation and amortization expense is separately stated on the Statements of Operations and no longer included within cost of revenue, product development, sales and marketing and general and administrative expenses.

        Reimbursements received for out-of-pocket expenses were reported as revenue and cost of revenue in the Statements of Operations beginning with the three month period ended March 31, 2002. The results of operations for the three months ended March 31, 2001 were reclassified to conform to the new presentation.

(2) Significant Accounting Policies

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

(3) Earnings (Loss) Per Common Share

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

        The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Basic earnings per share:
Net income (loss)	$(6,907)	$467
Weighted average common shares outstanding	13,292	12,954
Basic net income (loss) per common share	$(0.52)	$0.04
Effect of dilutive securities:
Options and warrants	—	442
Diluted weighted average common shares outstanding	13,292	13,396
Diluted net income (loss) per common share	$(0.52)	$0.03

        Options to purchase 1,901,000 shares of common stock were excluded from dilutive stock option calculations for the three months ended March 31, 2001 because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. All outstanding options and warrants for the three months ended March 31, 2002 are excluded due to their antidilutive effect as a result of the Company's net loss for this period.

(4) Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002 and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has no impact on the Company's financial statements as it has no goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company anticipates that the adoption of SFAS No. 143 as of January 1, 2003 will have no impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairment of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company has not yet completed its evaluation of the impact of this standard on its financial statements.

        In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Beginning with the three month period ended March 31, 2002 the Company adopted the guidance of the EITF. The resulting increases to services revenue and increases to cost of services revenue are not material. The results of operations for the three months ended March 31, 2001 were reclassified to conform to the new presentation.

(5) Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as three key executives-the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The groupings presented below represent an aggregation of financial information for business segments meeting certain criteria, including economic characteristics, similar customers, and the same products and services. The Operations Support Systems ("OSS") Products Group encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. The Wireless Data Group provides custom software infrastructure products for Lucent, a leading equipment supplier. The infrastructure products enable Cellular Digital Packet Data ("CDPD"), CDMA, and Over-the-Air-Service Provisioning ("OTASP") in wireless network environments. The Company provides services and products solely within the United States geographic area. Total assets and margins have not been specified by segment as it is impractical to do so as this information is not available to the decision-making group.

        The following table provides revenue by segment for the three month period ended March 31, 2002 and March 31, 2001, respectively (in thousands):

	2002	2001
REVENUE
OSS Products Group:
LNP	$2,053	$6,665
NPAC	371	1,773
OSS Solutions	1,431	1,543
Wireless Data Group	543	3,613

Total revenue	$4,398	$13,594

        LNP—Local Number Portability; NPAC—Number Portability Administration Centers; OSS—Operations Support Systems

(6) Income Taxes

        As of March 31, 2002 and December 31, 2001, the Company has recorded a deferred tax valuation allowance equal to all of the total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses, near-term projected losses due to the impact of delays in customer purchasing decisions and the state of the economy, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for all of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

(7) Significant Q1 2002 Events

        During the quarter ended March 31, 2002, the Company continued actions that began in the fourth quarter of 2001 to reduce operating expenses and strengthen its financial position, as follows:

        Work force reductions.    During the quarter ended March 31, 2002, the Company decreased its workforce by 42 employees through involuntary reductions in administrative, professional, and management positions across various functions of the Company's business. The Company paid termination salaries, benefits and other related cots of $291,000 during the quarter. These costs are recorded in cost of revenue—license fees ($19,000), cost of revenue—other services ($251,000), sales and marketing ($19,000), and general and administrative expenses ($2,000).

        Closure of satellite offices.    The Company closed several satellite sales offices, including offices in Santa Maria, CA, Louisville, CO, St. Louis, MO and Vienna, VA. Costs associated with obtaining subleases, lease termination costs and abandonment of leased property expense of $355,000 were recognized in cost of revenue—other services ($255,000) and sales and marketing expenses ($100,000) in the quarter ended March 31, 2002. At March 31, 2002, $340,000 was included in accounts payable and accrued liabilities related to the charge, which will be paid over the remaining lease terms.

(8) Subsequent Event

        On April 19, 2002 the Company reduced its workforce by 73 people. As a result, the Company expects to record severance charges of approximately $600,000 to $700,000 in the second quarter ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

        We developed and maintain the software currently in use by all eight regional Number Portability Administration Centers ("NPACs") in the United States and Canada. The software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. This software is provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. This software has been expanded and enhanced to support the FCC's wireless number portability mandate which is effective on November 24, 2002.

        In 2001, we began expanding our product portfolio for the recently mandated number conservation market. The FCC's decision to alter the method of allocating telephone numbers to wireline and wireless carriers and to impose revised administration and reporting requirements on those carriers presented a unique opportunity. Our NumeriTrack™ product, currently being installed in two major carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers, supports integration with carriers' existing back-office systems and contains features for future adaptability.

        We have always helped our customers integrate our products into the existing OSS environments. In 2001, we also sold our first OSS ServiceExpress™ toolkit. This product assists our customers with the integration of our products. In late 2001, we announced a Presence and Availability Management (PAM) server software product, OMNIpresenceServer™. This product, which was released for sale in the first quarter of 2002, is initially targeted at the wireless instant messaging market. We anticipate that presence information and the protection and organization of wireless subscribers' personal communication preferences will become an important part of future enhanced services and change the face of personalized communications.

        We have continued to be affected by cutbacks in customer spending during the first quarter and closed a smaller amount of business than we would have liked. Coupled with the FCC's prolonged delay in ruling on the wireless number portability mandate for wireless carriers, these customer cutbacks contributed to another difficult quarter.

        Responding to these market conditions, we have taken significant steps in the first quarter and April 2002 to reduce our annual operating expenses. We implemented work force reductions during the first quarter and April 2002 of 42 and 73 people, respectively. Additionally, we continue to review all areas of our operations and have reduced our number of sub-contractors, eliminated certain employee benefits, shut down several satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization. These actions will result in estimated annualized expense savings of $15.7 million. We recognized $291,000 in severance costs in our salary expense related to these headcount reductions and $355,000 in our rent expense for abandonment of leased property related to our closure of satellite offices in the first quarter.

RESULTS OF OPERATIONS

        The following table presents, for the periods indicated, certain items in the Company's statement of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2002	2001
Revenue:
License fees and related services	33%	38%
Other services	67	62

Total revenue	100	100

Costs of revenue and operating expenses:
Cost of license fees and related services, excluding depreciation and amortization	32	18
Cost of other services, excluding depreciation and amortization	111	38
Sales and marketing	45	17
General and administrative	44	17
Product development	13	2
Depreciation and amortization	12	5

Total costs of revenue and operating expenses	257	97

Income (loss) from operations	(157)	3
Other income (expense), net	—	1

Income (loss) before income taxes	(157)	4
Provision for income taxes	—	1

Net income (loss)	(157)%	3%

The three months ended March 31, 2002 compared to the three months ended March 31, 2001

        Revenue.    Total revenue decreased approximately $9.2 million, or 68%, to $4.4 million in the three months ended March 31, 2002 from $13.6 million in the three months ended March 31, 2001.

        License fees and related services revenue decreased by $3.7 million, or 72%, to $1.4 million in the three months ended March 31, 2002 from $5.1 million in the three months ended March 31, 2001. As discussed above in the Overview section, the decrease in license fees and related services in first quarter 2002 is due to continued cutbacks in customer spending in the telecommunications segment of the market and the FCC's prolonged delay in ruling on the wireless number portability mandate for wireless carriers.

        Other services revenue decreased by $5.5 million, or 65%, to $3.0 million in the three months ended March 31, 2002 from $8.5 million in the three months ended March 31, 2001, which is also a reflection of increased delays in customer purchasing decisions. As a percentage of total revenue, license fees and related services revenue comprised 33% of total revenue for the three months ended March 31, 2002 compared to 38% for the three months ended March 31, 2001.

        Cost of revenue and operating expenses.    Total costs of revenue and operating expenses decreased by $1.9 million, or 14%, to $11.3 million in the three months ended March 31, 2002 from $13.2 million in the three months ended March 31, 2001. Total costs of revenue and operating expenses have decreased primarily due to a strong management focus on cost control and staff reductions in response to the current economic conditions. Total costs of revenue and operating expenses as a percentage of total revenue increased to 257% in the three months ended March 31, 2002 from 97% in the three months ended March 31, 2001. While the total dollar amount of these expenses decreased, the increase in these costs as a percentage of total revenue is a result of the previously discussed delayed purchasing decisions that have decreased our revenue. While significant cost reductions and controls have been implemented, we have not yet fully realized the benefits from these actions due to employee severance and other related costs. Additionally, a minimum cost structure remains necessary to support the business in anticipation of future customer demand.

        Our expense levels are based in significant part on our expectations regarding future revenues. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers.

        Cost of license fees and related services, excluding depreciation and amortization decreased by $1.0 million, or 41%, to $1.4 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001, due to staff reductions and management's focus on cost control. As a percentage of total revenue, cost of license fees and related services increased to 32% for the three months ended March 31, 2002 from 18% in the three months ended March 31, 2001. While the total dollar amount of cost of license fees and related services has decreased, the percentage of these costs compared to total revenue increased due to a reduction in total revenues from the three months ended March 31, 2002.

        Cost of other services, excluding depreciation and amortization decreased by $297,000, or 6%, to $4.9 million for the three months ended March 31, 2002 from $5.2 million for the three months ended March 31, 2001. Cost of other services similarly has decreased due to staff reductions and management's focus on cost control. As a percentage of total revenue, cost of other services increased to 111% for the three months ended March 31, 2002 from 38% in the three months ended March 31, 2001. While the total dollar amount of cost of other services has decreased, the percentage of these costs compared to total revenue has increased because of the previously mentioned decreases in total revenues.

        Sales and marketing expenses decreased by $283,000, or 12%, to $2.0 million in the three months ended March 31, 2002 from $2.3 million in the three months ended March 31, 2001. The decrease in costs from the three months ending March 31, 2002 is due to staff reductions and cost controls related to travel and entertainment expenses. As a percentage of revenue, sales and marketing expense increased to 45% of revenue in the three months ended March 31, 2002 from 17% in the three months ended March 31, 2001. While the total dollar amount of sales and marketing expenses decreased, the percentage of these costs compared to total revenue has increased because of the previously mentioned decreases in total revenues.

        General and administrative expenses decreased by $327,000, or 14%, to $2.0 million in the three months ended March 31, 2002 from $2.3 million in the three months ended March 31, 2001. As a percentage of revenue, general and administrative expenses increased to 44% in the three months ended March 31, 2002 from 17% in the three months ended March 31, 2001. The decrease in dollars is a result of management cost controls and efficiencies implemented during the first quarter of 2002, including reductions in headcount, bonuses, benefits, and capital spending. General and administrative expenses increased as a percentage of revenue because of the lower revenue level during the three month period ended March 31, 2002.

        Product development expenses increased by $194,000, or 54%, to $554,000 in the three months ended March 31, 2002 from $360,000 in the three months ended March 31, 2001, reflecting our strategic decision to begin investing in new wireless products and additional LNP features. As a percentage of revenue, product development expenses increased to 13% in the three months ended March 31, 2002 from 2% in the three months ended March 31, 2001.

        Other income, net.    Other income, net, decreased $151,000, or 92%, to $13,000 in the three months ended March 31, 2002 from $164,000 in the three months ended March 31, 2001 due to lower interest income. The decrease in interest income is due to lower interest rates on our invested cash balances and decreased investment balances for the three months ended March 31, 2002 compared to March 31, 2001

Liquidity and Capital Resources.

        We have historically financed operations through cash flow from operations. At March 31, 2002, our principal source of liquidity was $7.2 million in working capital. There is no debt outstanding at March 31, 2002, except for equipment financed under a capital lease.

        During the three months ended March 31, 2002, we generated cash flows from operating activities of $936,000, primarily due to decreases in our contracts receivable and unbilled work-in-progress balances during the period.

        Net cash used in investing activities during the three months ended March 31, 2002 was $27,000 compared to net cash provided by investing activities during the three months ended March 31, 2001 of $1.5 million. Cash used in three months ended March 31, 2002 was for the purchase of equipment and software. Cash generated in the three months ended March 31, 2001 was due to the sale of $2.0 million of short term investments. Due to changes in interest rates from 2001 compared to early 2002, we were able to receive higher investment returns from money market accounts (cash equivalents) than short term investments.

        Net cash used in financing activities during the three months ended March 31, 2002 and March 31, 2001 was $7,000 and $110,000 respectively. Cash used in financing activities for the three months ended March 31, 2002 and 2001 was primarily for the repayment of capital lease obligations. The decrease in cash used is due to the expiration of several capital leases in 2001.

        We incurred losses of $6.9 million for the three months ended March 31, 2002 and $19.1 million, $1.0 million, and $4.1 million in the years ended December 31, 2001, 2000 and 1999, respectively, and have an accumulated deficit of approximately $42.3 million as of March 31, 2002. We attribute the losses for the three months ended March 31, 2002 and the year ended December 31, 2001 to a significant decline in revenue due to the slowdown in the economy and in the telecommunications industry.

        Due to these factors, we have taken steps in the first quarter of 2002 and April 2002 to reduce our operating expenses by $15.7 million on an annualized basis, including headcount reductions during the first quarter of 2002 of 42 employees and in April 2002 of 73 employees. Additionally, we continue to review all areas of our operations and have reduced our number of sub-contractors, eliminated certain employee benefits, shut down several satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization.

        Despite the steps we have taken, to the extent we experience a shortfall in required revenue or are unable to bill and collect our contract receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and to meet our intended business objectives. Also, a continued slowdown in the economy and in the telecommunications industry could adversely affect our working capital and/or operating cash flow. We believe that we have the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet our cash needs.

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

        Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our Common Stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under such contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996 including, but not limited to the FCC's position on wireless number portability; the impact of changes to revenue recognition rules; changes in management; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a product-based business and developing and marketing new products; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for product development; sales and marketing expenses; general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

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

        These results should be read in conjunction with the risk factors defined in the Company's Form 10-K for the year ended December 31, 2001. Statements contained in this Form 10-Q with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described above and in more detail in our Form 10-K.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002 and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has no impact on the Company's financial statements as it has no goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company anticipates that the adoption of SFAS No. 143 as of January 1, 2003 will have no impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairment of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company has not yet completed its evaluation of the impact of this standard on its financial statements.

        In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Beginning with the three month period ended March 31, 2002 the Company adopted the guidance of the EITF. The resulting increases to services revenue and increases to cost of services revenue are not material. The results of operations for the three months ended March 31, 2001 were reclassified to conform to the new presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        For additional information about Evolving Systems' risk factors see Evolving Systems' Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 4, 2002, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Employee Stock Purchase Plan; and (c) Ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. These matters will be voted on during our Annual Shareholder Meeting to be held on May 16, 2002.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

    On January 16, 2002, we filed a Current Report on Form 8-K reporting that on December 20, 2001, the Board of Directors appointed Michael R. Perusse as a director of Evolving Systems, Inc. (the "Company"), to fill the vacant position on the Board. Mr. Perusse will hold office until the 2002 annual meeting and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

    On January 16, 2002, we filed a Current Report on Form 8-K reporting that on January 7, 2002, Brian R. Ervine joined the Company as Senior Vice President and Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 05/13/2002	By:	/s/ BRIAN R. ERVINE Brian R. Ervine Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)