Form 10-Q
period 2002-06-30
EVOLVING SYSTEMS INC
filed 2002-08-15
CIK 1052054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1010843 (IRS Employer Identification No)
9777 Mount Pyramid Court, Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

(303) 802-1000
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 1, 2002 there were 13,296,835 shares outstanding of Registrant's Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
June 30, 2002
Table of Contents

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,205	$11,796
Contract receivables, net of allowance of $621 and $348 at June 30, 2002 and December 31, 2001, respectively	6,884	9,144
Unbilled work-in-progress	1,264	5,308
Prepaid and other current assets	1,182	1,260

Total current assets	16,535	27,508
Property and equipment, net	2,775	4,783

Total assets	$19,310	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$31	$29
Accounts payable and accrued liabilities	5,341	4,146
Unearned revenue	9,470	9,710

Total current liabilities	14,842	13,885
Long-term obligations	453	115

Total liabilities	15,295	14,000
Stockholders' equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 13,296,835 and 13,292,339 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively.	13	13
Additional paid-in capital	53,628	53,627
Accumulated deficit	(49,626)	(35,349)

Total stockholders' equity	4,015	18,291

Total liabilities and stockholder's equity	$19,310	$32,291

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License fees and related services	$1,899	$6,069	$3,330	$11,214
Other services	2,708	5,922	5,675	14,418

Total revenue	4,607	11,991	9,005	25,632

Costs of revenue and operating expenses:
Cost of license fees and related services, excluding depreciation and amortization	1,106	1,606	2,503	4,022
Cost of other services, excluding depreciation and amortization	3,297	5,402	7,666	10,617
Sales and marketing	1,400	2,119	3,283	4,400
General and administrative	1,495	1,949	3,447	4,230
Product development	191	695	745	1,055
Depreciation and amortization	486	647	1,008	1,303
Restructuring and other expenses	4,040	—	4,681	—

Total costs of revenue and operating expenses	12,015	12,418	23,333	25,627

Income (loss) from operations	(7,408)	(427)	(14,328)	5
Other income, net	38	112	51	276

Income (loss) before income taxes	$(7,370)	$(315)	$(14,277)	$281
Provision for (benefit from) income taxes	—	(66)	—	62

Net income (loss)	$(7,370)	$(249)	$(14,277)	$219

Basic earnings (loss) per common share	$(0.55)	$(0.02)	$(1.07)	$0.02

Diluted earnings (loss) per common share	$(0.55)	$(0.02)	$(1.07)	$0.02

Weighted average basic shares outstanding	13,292	12,973	13,292	12,963
Weighted average diluted shares outstanding	13,292	12,973	13,292	13,524

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,277)	$219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash compensation	—	37
Depreciation and amortization	1,008	1,303
Loss on impairment and disposal of property and equipment	1,098	13
Bad debt expense	67	—
Provision for deferred income taxes	—	62
Change in operating assets and liabilities:
Contract receivables	2,193	5,268
Unbilled work-in-progress	4,044	(292)
Prepaid and other assets	78	(5)
Accounts payable and accrued liabilities	1,195	(616)
Unearned revenue	(240)	(2,690)
Long-term obligations	353	—

Net cash provided by (used in) operating activities	(4,481)	3,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98)	(1,131)
Sales of short term investments	—	5,335

Net cash provided by (used in) investing activities	(98)	4,204

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(13)	(153)
Proceeds from the issuance of stock	1	477

Net cash provided by (used in) financing activities	(12)	324

Net increase (decrease) in cash and cash equivalents	(4,591)	7,827
Cash and cash equivalents at beginning of period	11,796	4,382

Cash and cash equivalents at end of period	$7,205	$12,209

Supplemental disclosure of other cash and non-cash financing transactions:
Assets acquired under capital lease	$0	$190

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        Interim Financial Statements.    The accompanying financial statements of Evolving Systems, Inc. ("Evolving Systems", "the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the period ended June 30, 2002 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2001 including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications.    Certain prior period's balances have been reclassified to conform to the current year's presentation.

        Reimbursements received for out-of-pocket expenses are reported as revenue and cost of revenue in the Statements of Operations. Revenue and cost of other services, excluding depreciation and amortization of $47,000 and $25,000 for the three and six months ended June 30, 2001, respectively, were reclassified to conform to the new presentation.

        Restructuring and other expenses relating to lease abandonment and employee severance were previously included in cost of other services, sales and marketing, and general and administrative expenses in the Company's Form 10-Q for the three months ended March 31, 2002. For comparative purposes, these costs have been reclassified to restructuring and other expenses for the six months ended June 30, 2002.

(2)  Significant Accounting Policies

Revenue Recognition

        Evolving Systems recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving software products and related services. Other services revenue consists of revenue from custom programming, systems integration, annual maintenance contracts and training.

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

        Annual maintenance revenue is recognized ratably over the service period, which is generally 12 months. Revenue from training services is recognized as the training services are performed. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the periods such services are provided.

        We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

(3)  Earnings (Loss) Per Common Share

        Basic earnings (loss) per share ("EPS") was computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

        No reconciliation of the EPS numerators was necessary for the three and six months ended June 30, 2002 and June 30, 2001 as net income (loss) was used as the numerator for each period. The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic common shares outstanding	13,292	12,973	13,292	12,963
Dilutive effect of common stock options and warrants	—	—	—	561

Dilutive common shares outstanding	13,292	12,973	13,292	13,524

        Options to purchase 1,748,000 and 1,825,000 shares of common stock were excluded from dilutive stock option calculations for the three and six months ended June 30, 2001, respectively because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. All outstanding options and warrants for the three and six months ended June 30, 2002 are excluded due to their anti-dilutive effect as a result of the Company's net loss for these periods.

(4)  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002 and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 had no impact on the Company's financial statements as it has no goodwill or other intangible assets.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairment of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial statements.

        In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Beginning with the three month period ended March 31, 2002 the Company adopted the guidance of the EITF. The resulting increases to services revenue and increases to cost of services revenue were not material. The results of operations for the three and six months ended June 30, 2001 were reclassified to conform to the new presentation.

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will have no impact on the Company's financial statements.

(5)  Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which separate financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-

making group reviews the revenues by segment and overall results of operations. The accounting policies of the operating segments below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        As a result of the downturn in the telecommunications industry, reductions in staff and changes in management, the Company has re-evaluated how it looks at its business. The segments previously reported are no longer used by the chief operating decision-making group to evaluate performance and make operating decisions. Presently the chief operating decision-making group is operating its business as three operating segments based on revenue type. The Company provides products and services solely within the United States geographic area. Total assets and margins have not been specified as it is impractical to do so as this information is not available to the chief operating decision-making group. The Company will continue to review its internal reporting structure for future changes which may result in additional disclosures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
License fees and related services	$1,899	$6,069	$3,330	$11,214
Customer support	1,467	1,310	2,847	2,530
Professional services	1,241	4,612	2,828	11,888

	$4,607	$11,991	$9,005	$25,632

        For the three and six months ended June 30, 2002, the Company recognized 66% (11%, 27% and 28%) and 64% (12%, 25% and 27%), respectively, of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

(6)  Income Taxes

        As of June 30, 2002 and December 31, 2001, the Company recorded a deferred tax valuation allowance equal to all of the total deferred tax assets. The Company considered a number of factors, including its cumulative operating losses, near-term projected losses due to the impact of delays in customer purchasing decisions, the state of the economy, as well as certain offsetting positive factors. The Company concluded that a full valuation allowance was required for all of its deferred tax assets.

(7)  Restructuring and other expenses

        Due to the continued downturn in the telecommunications industry, the Company's sharp decline in revenue, the FCC's delay in ruling on wireless number portability and other factors in the first and second quarters of 2002, the Company approved a cost reduction plan. This plan included workforce reductions, restructuring of the Company's headquarters building lease and the closure of its satellite field offices. Expenses of $641,000 and $4.0 million for the three months ended March 31, 2002 and the three months ended June 30, 2002, respectively, were recorded as restructuring and other expenses.

        Work force reductions.    The Company reduced its staff by 119 people since the beginning of the year (41 in the first quarter and 78 in the second quarter). All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $300,000 and $900,000 in restructuring and other expenses for the three months ended March 31, 2002 and June 30, 2002, respectively. All payments for these employees were contractually defined, fixed and communicated during the applicable quarter. At June 30, 2002 approximately $290,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions. This amount will be paid out over the terms of each employee's separation agreement. Additionally, in July 2002 the Company announced its plan to further reduce its staff by approximately 65 employees during the period from August 2002 through November 2002. As a result, the Company expects to record expenses associated with these reductions in staff of approximately $400,000 to $500,000 during the second half of the year.

        Restructure of headquarters lease.    The Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease effective June 2002. The Company reduced its total lease obligation by approximately $26.0 million and recorded a lease cancellation charge (in restructuring and other expense) of $2.0 million during the three months ended June 30, 2002. This amount is payable to the Company's landlord over the period from July 2002 through September 2003 with $600,000 payable in July and the remaining $1.4 million payable in $100,000 monthly installments. The payment of the lease cancellation charge is secured by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in July 2002.

        Closure of satellite offices.    The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $340,000 and $127,000 for the three months ended March 31, 2002 and June 30, 2002, respectively, were recorded in restructuring and other expenses. At June 30, 2002, $329,000 was included in accounts payable and accrued liabilities related to these office closures, which will be paid over the remaining lease terms, ranging from 4 months to 4 years. The costs to sublease or terminate these lease commitments are based on estimates (timing of sublease agreements, sublease terms, termination costs, etc) and as such, the Company may incur additional costs related to these office closures.

        Impairment of assets.    The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the three months ended June 30, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets have been taken out of service and will be disposed of during the third quarter of 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems, Inc.'s industry, management's beliefs, and certain assumptions made by Evolving Systems, Inc. management. Such forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in 2001 and 2002, and short- and long-term cash needs. In some cases, words such as "anticipates", expects", "intends", "plans", "believes", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risk and uncertainties include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under "Risk Factors" on pages 8 through 13. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

        Evolving Systems, Inc. ("we", "our", "us") is a leading provider of innovative operational and enhanced services software solutions to blue chip clients in the communications industry. We are a leading provider of local number portability solutions. We offer software products that enable carriers to comply with the Federal Communication Commission's ("FCC") number conservation mandates intended to extend the life of the North American Numbering Plan. Our competency as a supplier of operations support systems ("OSS") and enhanced services products positions us to more completely implement our products across a carrier's infrastructure, resulting in a more rapid realization of benefits such as reduced costs or increased revenues.

        From our inception in 1985, we have provided custom software development services to a limited number of telecommunications companies. Beginning in 1996, we made a decision to expand our focus to include development of Local Number Portability ("LNP") software products. Our LNP software products enable carriers to meet the FCC requirement that customers be permitted to retain their local phone numbers when changing service providers. Our LNP software products are used in the wireline industry to support the ordering and provisioning process for over 60% of the telephone numbers ported each month in North America. Over time, we have expanded our LNP product features and developed other LNP related OSS software products for the wireline market. We also offer a suite of products that satisfy the same number portability requirement for the wireless industry. The wireless industry in the United States is currently under a mandate from the FCC to implement number portability on November 24, 2003.

        We developed the software currently in use by all regional Number Portability Administration Centers ("NPACs") in the United States and Canada. The software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. This software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. This software has been expanded and enhanced to support the FCC's wireless number portability mandate which is effective on November 24, 2003.

        In 2001, we began expanding our product portfolio for the recently mandated number conservation market. The FCC's decision to alter the method of allocating telephone numbers to wireline and wireless carriers and to impose revised administration and reporting requirements on those carriers presented a unique opportunity. Our NumeriTrack™ product has been sold to four major carriers and facilitates compliance with the FCC mandates for both wireline and wireless carriers, supports integration with carriers' existing back-office systems and contains features for future adaptability.

        During 2002 we have continued our objective of reducing expenses in order to address the decline in our revenues from the downturn in the telecommunications industry. We reduced our work force during the first and second quarters by 119 people, renegotiated our Englewood, Colorado headquarters lease, reduced our number of sub-contractors, eliminated certain employee benefits, closed all of our remaining satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization.

        In addition, we plan to continue to leverage the success we have had over the past two years developing software with a combined staff of our employees and sub-contractors from India. We believe this approach will allow us to deliver high quality products and services at a lower cost.

RESULTS OF OPERATIONS

        The following table presents the Company's statements of operations reflected as a percentage of total revenue.

EVOLVING SYSTEMS, INC.
STATEMENTS OF OPERATIONS—Percentages
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License fees and related services	41%	51%	37%	44%
Other services	59%	49%	63%	56%

Total revenue	100%	100%	100%	100%

Costs of revenue and operating expenses:
Cost of license fees and related services, excluding depreciation and amortization	24%	13%	28%	16%
Cost of other services, excluding depreciation and amortization	72%	45%	85%	41%
Sales and marketing	30%	18%	37%	17%
General and administrative	32%	16%	38%	17%
Product development	4%	6%	8%	4%
Depreciation and amortization	11%	6%	11%	5%
Restructuring and other expenses	88%	0%	52%	0%

Total costs of revenue and operating expenses	261%	104%	259%	100%

Income (loss) from operations	(161)%	(4)%	(159)%	0%
Other income, net	1%	1%	0%	1%

Income (loss) before income taxes	(160)%	(3)%	(159)%	1%
Provision for (benefit from) income taxes	0%	(1)%	0%	0%

Net income (loss)	(160)%	(2)%	(159)%	1%

The three months ended June 30, 2002 compared to the three months ended June 30, 2001

        Revenue.    Total revenue decreased approximately $7.4 million, or 62%, to $4.6 million in the three months ended June 30, 2002 from $12.0 million in the three months ended June 30, 2001.

        License fees and related services revenue decreased by $4.2 million, or 69%, to $1.9 million in the three months ended June 30, 2002 from $6.1 million in the three months ended June 30, 2001. As a percentage of total revenue, license fees and related services revenue comprised 41% of total revenue for the three months ended June 30, 2002 compared to 51% for the three months ended June 30, 2001.

        The decrease in license fees and related services in three months ended June 30, 2002 is due to continued reductions of customer spending in the telecommunications segment of the market and the FCC's one year delay to November 24, 2003 in mandating wireless number portability for wireless carriers.

        Other services revenue decreased by $3.2 million, or 54%, to $2.7 million in the three months ended June 30, 2002 from $5.9 million in the three months ended June 30, 2001, which is due to delays in customer purchasing decisions. As a percentage of total revenue, other services revenue comprised 59% of total revenue for the three months ended June 30, 2002 compared to 49% for the three months ended June 30, 2001.

        Cost of revenue and operating expenses.    Total costs of revenue and operating expenses decreased by $403,000, or 3%, to $12.0 million in the three months ended June 30, 2002 from $12.4 million in the three months ended June 30, 2001. However, excluding restructuring and other expenses of $4.0 million, our total costs of revenue and operating expenses decreased $4.4 million, or 36%, to $8.0 million in the three months ended June 30, 2002. Total costs of revenue and operating expenses decreased primarily due to a continued focus on cost control and reductions in staff in response to the current economic conditions.

        As a result of the decrease in revenues, total costs of revenue and operating expenses as a percentage of total revenue increased to 261% (173% excluding restructuring and other expenses) in the three months ended June 30, 2002 from 104% in the three months ended June 30, 2001. While significant cost reductions and controls have been implemented during the three months ended June 30, 2002, we have not yet fully realized the benefits from these actions due to the costs associated with the reductions in staff and the timing of these reductions.

        Our expense levels are primarily based on our expectations regarding future revenues. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers.

        Cost of license fees and related services, excluding depreciation and amortization decreased by $500,000, or 31%, to $1.1 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001 due to reductions in staff and sub-contractors and management's focus on cost control. As a percentage of total revenue, cost of license fees and related services increased to 24% for the three months ended June 30, 2002 from 13% in the three months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        Cost of other services, excluding depreciation and amortization decreased by $2.1 million, or 39%, to $3.3 million for the three months ended June 30, 2002 from $5.4 million for the three months ended June 30, 2001. Cost of other services, excluding depreciation and amortization has decreased due to reductions in staff, reductions in sub-contractors and renegotiated sub-contractor rates and management's focus on cost control. As a percentage of total revenue, cost of other services increased to 72% for the three months ended June 30, 2002 from 45% in the three months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue, resulting in decreased utilization of employees.

        Sales and marketing expenses decreased by $719,000, or 34%, to $1.4 million in the three months ended June 30, 2002 from $2.1 million in the three months ended June 30, 2001. This decrease in sales and marketing expenses is due primarily to reductions in staff and tighter controls on travel and entertainment expenses. As a percentage of revenue, sales and marketing expense increased to 30% of revenue in the three months ended June 30, 2002 from 18% in the three months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        General and administrative expenses decreased by $454,000, or 23%, to $1.5 million in the three months ended June 30, 2002 from $1.9 million in the three months ended June 30, 2001. This decrease is a result of management cost controls and efficiencies implemented during the first quarter of 2002, including reductions in staff, bonuses and employee benefits. As a percentage of revenue, general and administrative expenses increased to 32% in the three months ended June 30, 2002 from 16% in the three months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        Product development expenses decreased by $504,000, or 73%, to $191,000 in the three months ended June 30, 2002 from $695,000 in the three months ended June 30, 2001. This decrease in product development expenses is primarily due to reductions in staff. As a percentage of revenue, product development expenses decreased to 4% in the three months ended June 30, 2002 from 6% in the three months ended June 30, 2001.

        Restructuring and other expenses of $4.0 million were recorded during the three months ended June 30, 2002 in accordance with our cost reduction plan, as follows (see details in Note (7) of the Notes to Unaudited Financial Statements):

  •
  Work force reductions. The Company reduced its staff by 78 people in the three months ended June 30, 2002. All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $900,000 during the three months ended June 30, 2002 in restructuring and other expenses. All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter. At June 30, 2002 approximately $290,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions. This amount will be paid out over the terms of each employee's separation and release agreement. Additionally, in July 2002 the Company announced its plan to further reduce its staff by approximately 65 employees during the period from August 2002 through November 2002. As a result, the Company expects to record expenses associated with these reductions in staff of approximately $400,000 to $500,000 during the second half of the year. The Company expects to realize annualized savings of approximately $7.2 million as a result of these workforce reductions.

  •
  Restructure of headquarters lease. The Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease effective June 2002. The Company reduced its total lease obligation by approximately $26.0 million and recorded a lease cancellation charge (in restructuring and other expense) of $2.0 million during the three months ended June 30, 2002. This amount is payable to the Company's landlord over the period from July 2002 through September 2003 with $600,000 payable in July and the remaining $1.4 million payable in $100,000 monthly installments. The payment of the lease cancellation charge is secured by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash. The Company expects to realize annualized savings of approximately $1.2 million as a result of this lease restructure.

  •
  Impairment of assets. The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the three months ended June 30, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets have been taken out of service and will be disposed of during the third quarter of 2002. The Company expects to realize annualized savings of approximately $100,000 as a result of these asset impairments.

        Other income, net.    Other income, net, decreased $74,000, or 66%, to $38,000 in the three months ended June 30, 2002 from $112,000 in the three months ended June 30, 2002 due to lower interest income. The decrease in interest income is due to lower interest rates on our invested cash balances and decreased investment balances for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

The six months ended June 30, 2002 compared to the six months ended June 30, 2001

        Revenue.    Total revenue decreased approximately $16.6 million, or 65%, to $9.0 million in the six months ended June 30, 2002 from $25.6 million in the six months ended June 30, 2001.

        License fees and related services revenue decreased by $7.9 million, or 70%, to $3.3 million in the six months ended June 30, 2002 from $11.2 million in the six months ended June 30, 2001. As a percentage of total revenue, license fees and related services revenue comprised 37% of total revenue for the six months ended June 30, 2002 compared to 44% for the six months ended June 30, 2001.

        The decrease in license fees and related services in the six months ended June 30, 2002 is due to continued reductions of customer spending in the telecommunications segment of the market and the FCC's one year delay to November 24, 2003 in mandating wireless number portability for wireless carriers.

        Other services revenue decreased by $8.7 million, or 61%, to $5.7 million in the six months ended June 30, 2002 from $14.4 million in the six months ended June 30, 2001, which is due to delays in customer purchasing decisions. As a percentage of total revenue, other services revenue comprised 63% of total revenue for the six months ended June 30, 2002 compared to 56% for the six months ended June 30, 2001.

        Cost of revenue and operating expenses.    Total costs of revenue and operating expenses decreased by $2.3 million, or 9%, to $23.3 million in the six months ended June 30, 2002 from $25.6 million in the six months ended June 30, 2001. However, excluding restructuring and other expenses of $4.7 million, our total costs of revenue and operating expenses decreased $6.9 million, or 27%, to $18.6 million in the six months ended June 30, 2002. Total costs of revenue and operating expenses decreased primarily due to a continued management focus on cost control and reductions in staff in response to the current economic conditions.

        As a result of the decrease in revenues, total costs of revenue and operating expenses as a percentage of total revenue increased to 259% (207% excluding restructuring and other expenses) in the six months ended June 30, 2002 from 100% in the six months ended June 30, 2001. While significant cost reductions and controls have been implemented, we have not yet fully realized the benefits from these actions due to the costs associated with the reductions in staff and the timing of these reductions.

        Our expense levels are primarily based on our expectations regarding future revenues. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers.

        Cost of license fees and related services, excluding depreciation and amortization decreased by $1.5 million, or 38%, to $2.5 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001 due to reductions in staff and sub-contractors, renegotiated sub-contractor rates, reduced facilities costs and management's focus on cost control. As a percentage of total revenue, cost of license fees and related services increased to 28% for the six months ended

June 30, 2002 from 16% in the six months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue, resulting in decreased utilization of employees.

        Cost of other services, excluding depreciation and amortization decreased by $2.9 million, or 28%, to $7.7 million for the six months ended June 30, 2002 from $10.6 million for the six months ended June 30, 2001. Cost of other services has decreased due to reductions in staff and sub-contractors, renegotiated sub-contractor rates and management's focus on cost control. As a percentage of total revenue, cost of other services increased to 85% for the six months ended June 30, 2002 from 41% in the six months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue, resulting in decreased utilization of employees.

        Sales and marketing expenses decreased by $1.1 million, or 25%, to $3.3 million in the six months ended June 30, 2002 from $4.4 million in the six months ended June 30, 2001. This decrease in sales and marketing expenses is due to reductions in staff and tighter controls on travel and entertainment expenses and advertising expenses. As a percentage of revenue, sales and marketing expense increased to 36% of revenue in the six months ended June 30, 2002 from 17% in the six months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        General and administrative expenses decreased by $783,000, or 19%, to $3.4 million in the six months ended June 30, 2002 from $4.2 million in the six months ended June 30, 2001. This decrease in expense came from staff reductions, reduced employee benefits and lower professional services expenses. As a percentage of revenue, general and administrative expenses increased to 38% in the six months ended June 30, 2002 from 17% in the six months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        Product development expenses decreased by $310,000, or 29%, to $745,000 in the six months ended June 30, 2002 from $1.1 million in the six months ended June 30, 2001. This decrease in product development expenses is primarily due to reductions in staff. As a percentage of revenue, product development expenses increased to 8% in the six months ended June 30, 2002 from 4% in the six months ended June 30, 2001. This increase as a percentage of revenue is due to a decrease in total revenue.

        Restructuring and other expenses of $4.7 million were recorded during the six months ended June 30, 2002 in accordance with our cost reduction plan, as follows (see details in Note (7) of the Notes to Unaudited Financial Statements):

  •
  Work force reductions. The Company reduced its staff by 119 since the beginning of the year people (41 in the first quarter and 78 in the second quarter). All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $1.2 million during the six months ended June 30, 2002. All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter. At June 30, 2002 approximately $290,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions. This amount will be paid out over the terms of each employee's separation and release agreement. Additionally, in July 2002 the Company announced its plan to further reduce its staff by approximately 65 employees during the period from August 2002 through November 2002. As a result, the Company expects to record expenses associated with these reductions in staff of approximately $400,000 to $500,000 during the second half of the year. The Company expects to realize annualized savings of approximately $11.0 million as a result of these workforce reductions.

  •
  Restructure of headquarters lease. The Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease effective June 2002. The Company reduced its total lease obligation by approximately $26.0 million and recorded a lease cancellation charge (in restructuring and other expense) of $2.0 million during the six months ended June 30, 2002. This amount is payable to the Company's landlord over the period from July 2002 through September 2003 with $600,000 payable in July and the remaining $1.4 million payable in $100,000 monthly installments. The payment of the lease cancellation charge is secured by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash. The Company expects to realize annualized savings of approximately $1.2 million as a result of this lease restructure. The Company expects to realize annualized savings of approximately $1.2 million as a result of this lease restructure.

  •
  Impairment of assets. The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the six months ended June 30, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets have been taken out of service and will be disposed of during the third quarter of 2002. The Company expects to realize annualized savings of approximately $100,000 as a result of these asset impairments.

  •
  Closure of satellite offices. The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $467,000 for the six months ended June 30, 2002 were recorded in restructuring and other expenses. At June 30, 2002, $329,000 was included in accounts payable and accrued liabilities related to these office closures, which will be paid over the remaining lease terms, ranging from 4 months to 4 years. The costs to sublease or terminate these lease commitments are based on estimates (timing of sublease agreements, sublease terms, termination costs, etc) and as such, the Company may incur additional costs related to these office closures. The Company expects to realize annualized savings of approximately $500,000 as a result of these satellite office closures.

        Other income, net.    Other income, net, decreased $225,000, or 82%, to $51,000 in the six months ended June 30, 2002 from $276,000 in the six months ended June 30, 2002 due to lower interest income. The decrease in interest income is due to lower interest rates on our invested cash balances and decreased investment balances for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Liquidity and Capital Resources

        We have historically financed operations through cash flows from operations. At June 30, 2002, our principal source of liquidity was $7.2 million in cash and cash equivalents, representing approximately 37% of total assets. Working capital at June 30, 2002 was $1.7 million. In July 2002, we restricted $500,000 of our cash through the issuance of a letter of credit as security on our amended lease agreement.

        For the six months ended June 30, 2002 our cash and cash equivalents decreased by $4.6 million, primarily as a result of $4.5 million used in operations. We also spent $98,000 for the purchase of property and equipment and $13,000 for the repayment of capital leases.

        We have incurred substantial losses during the last 18 months. Due to these factors, we have taken additional cost cutting steps in the first six months of 2002 to reduce our expenses. We renegotiated our Englewood, Colorado headquarters lease, reduced the number of sub-contractors, eliminated certain employee benefits, shut down our remaining satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization. We have also reduced headcount by 119 employees from the beginning of the year and have planned additional staff reductions of approximately 65 employees during the second half of the year. As a result, we expect to record expenses associated with these reductions in staff of approximately $400,000 to $500,000 during the second half of the year. We expect that the headcount reduction during the six months ended

June 30, 2002 will save approximately $11.0 million and the additional headcount reductions during the second half of the year will save approximately $5.5 million on an annualized basis.

        Despite the steps we have taken, to the extent we experience a shortfall in required revenue or are unable to bill and collect our contract receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and to meet our intended business objectives. Also, a continued slowdown in the economy and in the telecommunications industry could adversely affect our working capital and/or operating cash flow. We believe that we have the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet our anticipated cash requirements for at least the next twelve months.

        More than 50% of our contracts receivable at June 30, 2002 is from one major telecommunications company. To the extent that we are unable to collect this outstanding contract receivable, it could have a material adverse impact on our ability to continue as a going-concern and to meet our intended business objectives.

        At June 30, 2002, $2.0 million is payable to our corporate headquarters landlord for our lease restructuring. This amount is payable from the period July 2002 through September 2003, with $600,000 payable initially in July and the remaining $1.4 million payable in $100,000 monthly installments. This lease restructuring charge is secured by the Company's contract receivables. In addition, as security for the new corporate headquarters lease obligation we issued a letter of credit to our landlord in the amount of $500,000. This amount, effective in July 2002, will be restricted from our operating cash balances.

  •
  Our cash and cash equivalents balance at June 30, 2002 of $7.2 million.

  •
  Our expense reductions made to date as well as those planned in the second half of 2002.

  •
  The planned reduction in capital expenditures from 2001.

  •
  Our expectation of positive earnings before depreciation by year end 2002.

        Thereafter, we may require additional funds to support such activity through equity or debt financing. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Nasdaq

        In 2002 we received two non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

        On May 29, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "$1.00 Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), we have 90 calendar days, or until August 27, 2002, to regain compliance. If compliance with the $1.00 Rule cannot be demonstrated by August 27, 2002, our securities will be delisted from the Nasdaq National Market.

        On July 30, 2002, we received notice from Nasdaq that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days, or until October 28, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by October 28, 2002, our securities will be delisted from the Nasdaq National Market.

        We intend to file to transfer the trading of our common stock to the Nasdaq SmallCap Market. There is no guarantee that we will remain listed on the Small Cap Market or be able transfer back to the Nasdaq National Market at a future date.

        Our failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq National Market. In such event, trading, if any, of our common stock may then continue to be conducted in the Nasdaq SmallCap market, if we meet its criteria for the over-the-counter market. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, in the event our common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in our common stock, further limiting the liquidity thereof.

Factors that might affect operating results

        These results should be read in conjunction with the risk factors defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Statements contained in this Quarterly Report with respect to future revenue and expenses are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described below and in more detail in our Annual Report on Form 10-K.

        Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our Common Stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under such contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996 including, but not limited to the FCC's regulation of telecommunication issues; the impact of changes to revenue recognition rules; changes in management; our ability to manage off-shore development and political unrest in India; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a service-based business and developing and marketing new services; the mix of products and services sold; developing and marketing new products; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for product development; sales and marketing expenses; general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

19

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

        Historically, we have generally recognized both license fees and service fee revenue under our customer contracts using the percentage-of-completion method. Occasionally we also offer standard, packaged software products and we offer our software under ASP arrangements. As a result, we may record future revenue from license fees upon the acceptance of a software product by customers, or as monthly payments are invoiced under an ASP arrangement. Software companies that account for revenue from license fees upon acceptance of software products may be exposed to increased risk of quarterly fluctuations. Likewise, software companies that adopt an ASP licensing model, in lieu of recording revenue upon acceptance, may have temporary revenue reductions until the ASP licensing model is fully realized. To the extent that this pattern develops, any failure or delay in the delivery and acceptance of orders during any given quarter, or any signing of an ASP licensing arrangement in lieu of receiving payment of the packaged software up front, could have a material adverse effect on our business, financial condition and results of operations. The timing of revenue recognition from our contracts has caused, and may continue to cause, material fluctuations in our operating results, particularly on a quarterly basis.

        Based on all of the foregoing, we believe that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is likely that in any given quarter, including the current quarter, our operating results will be below the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely go down.

        Other factors that might affect operating results

  •
  Transfer to Nasdaq Small Cap Market or potential Nasdaq delisting. In 2002 we received two notices regarding delisting of our common stock from the Nasdaq Stock Market, Inc. (See details in Nasdaq section, above)

  •
  Reliance on few customers. A significant portion of our revenue and contracts receivable has been and is expected to continue to be derived from a small number of customers. Accordingly, the loss of any significant customer, delays in collections, delivery or acceptance of any of our products or delays in the performance of services could have a material adverse effect on our business, financial condition and results of operations.

  •
  Adverse trends in the telecommunications industry. Due to a major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), many of the companies in the telecommunications industry have declared bankruptcy, delayed payments to their suppliers or delayed additional purchases.

  •
  Regulatory issues. We cannot be certain of the nature and pace of enforcement of the Telecommunications Act of 1996. For example, in 2001 Verizon Wireless filed a petition for forbearance from the FCC's previous mandate to implement wireless number portability ("WNP"). In July of 2002, the FCC denied that petition, and wireless carriers are now required to implement WNP by November 24, 2003. There can be no assurance that the FCC won't delay WNP again.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002 and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 had no impact on the Company's financial statements as it has no goodwill or other intangible assets.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairment of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial statements.

        In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Beginning with the three month period ended March 31, 2002 the Company adopted the guidance of the EITF. The resulting increases to services revenue and increases to cost of services revenue were not material. The results of operations for the three and six months ended June 30, 2001 were reclassified to conform to the new presentation.

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will have no impact on the Company's financial statements.

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

        None

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 4, 2002, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; (b) Amendment of the Company's Employee Stock Purchase Plan; and (c) Ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. These matters were voted on and approved by the shareholders on May 16, 2002.

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      Exhibit 99.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 99.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

            On July 1, 2002, we filed a Current Report on Form 8-K reporting that on June 30, 2002 James M. Ross resigned as President and Chief Operating Officer of Evolving Systems, Inc. Mr. Ross intends to remain on the Company's Board of Directors through his current term, which expires in May 2004. We also reported that George Hallenbeck, Chairman and CEO, will continue with the day-to-day management of the Company as he has since April 1, 2002 and that the position of COO will not be separately filled at this time.

            On July 15, 2002, we filed a Current Report on Form 8-K reporting that on July 15, 2002, Edward H. Sproat resigned as a director of Evolving Systems, Inc. Mr. Sproat also served on our Audit Committee. We also reported that Michael R. Perusse, an independent member of the Company's Board of Directors, will replace Mr. Sproat as a member of the Audit Committee. The vacant Board seat will be filled at a later date.

SIGNATURES

        Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 08/14/2002	/s/ BRIAN R. ERVINE Brian R. Ervine Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

QuickLinks

EVOLVING SYSTEMS, INC. Quarterly Report on Form 10-Q June 30, 2002 Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EVOLVING SYSTEMS, INC. BALANCE SHEETS (in thousands except share data) (unaudited)
EVOLVING SYSTEMS, INC. STATEMENTS OF OPERATIONS (in thousands except per share data) (unaudited)
EVOLVING SYSTEMS, INC. STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
EVOLVING SYSTEMS, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES