Form 10-Q
period 2002-09-30
EVOLVING SYSTEMS INC
filed 2002-11-14
CIK 1052054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 11, 2002 there were 13,296,835 shares outstanding of Registrant's Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.
BALANCE SHEETS
(in thousands except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,222	$11,796
Contract receivables, net of allowance of $646 and $348 at September 30, 2002 and December 31, 2001, respectively	4,852	9,144
Unbilled work-in-progress	976	5,308
Prepaid and other current assets	1,065	1,260

Total current assets	15,115	27,508
Property and equipment, net	2,375	4,783
Restricted cash	500	—

Total assets	$17,990	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$32	$29
Accounts payable and accrued liabilities	4,949	4,146
Unearned revenue	8,664	9,710

Total current liabilities	13,645	13,885
Long-term obligations	91	115

Total liabilities	13,736	14,000
Stockholders' equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 13,296,835 and 13,292,339 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	13	13
Additional paid-in capital	53,628	53,627
Accumulated deficit	(49,387)	(35,349)

Total stockholders' equity	4,254	18,291

Total liabilities and stockholders' equity	$17,990	$32,291

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE
License fees and related services	$3,547	$(74)	$6,877	$11,140
Other services	3,093	4,179	8,768	18,596

Total revenue	6,640	4,105	15,645	29,736

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and related services, excluding depreciation and amortization	692	1,182	3,195	5,204
Cost of other services, excluding depreciation and amortization	2,811	6,044	10,477	16,661
Sales and marketing	766	2,129	4,049	6,529
General and administrative	1,112	2,191	4,559	6,422
Product development	333	1,162	1,078	2,217
Depreciation and amortization	396	618	1,404	1,921
Restructuring and other expenses	310	—	4,991	—

Total costs of revenue and operating expenses	6,420	13,326	29,753	38,954

Income (loss) from operations	220	(9,221)	(14,108)	(9,218)
Other income, net	19	59	70	335

Income (loss) before income taxes	$239	$(9,162)	$(14,038)	$(8,883)
Provision for income taxes	—	1,485	—	1,547

Net income (loss)	$239	$(10,647)	$(14,038)	$(10,430)

Basic earnings (loss) per common share	$0.02	$(0.81)	$(1.06)	$(0.80)

Diluted earnings (loss) per common share	$0.02	$(0.81)	$(1.06)	$(0.80)

Weighted average basic shares outstanding	13,297	13,185	13,294	13,037
Weighted average diluted shares outstanding	13,297	13,185	13,294	13,037

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,038)	$(10,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	—	37
Depreciation and amortization	1,404	1,921
Loss on impairment and disposal of property and equipment	1,105	27
Bad debt expense	92	60
Provision for deferred income taxes	—	1,547
Change in operating assets and liabilities:
Contract receivables	4,200	3,372
Unbilled work-in-progress	4,332	4,134
Prepaid and other assets	195	10
Accounts payable and accrued liabilities	803	(369)
Unearned revenue	(1,046)	(2,129)

Net cash (used in) operating activities	(2,953)	(1,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(101)	(1,571)
Sales of short term investments	—	5,931

Net cash provided by (used in) investing activities	(101)	4,360

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease payments	(21)	(161)
Proceeds from the issuance of stock	1	489
Restricted cash	(500)

Net cash provided by (used in) financing activities	(520)	328

Net increase (decrease) in cash and cash equivalents	(3,574)	2,868
Cash and cash equivalents at beginning of period	11,796	4,382

Cash and cash equivalents at end of period	$8,222	$7,250

Supplemental disclosure of other cash and non-cash financing transactions:
Assets acquired under capital lease	$—	$190

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        Interim Financial Statements.    The accompanying financial statements of Evolving Systems, Inc. ("Evolving Systems", "the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2001 including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        During the first quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." EITF Issue No. 01-14 requires reimbursements for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14 reimbursable expenses of $31,000 and $102,000 for the three month and nine months ended September 30, 2001, respectively, were reclassified to conform to the new presentation. Reimbursements received for the three and nine months ended September 30, 2002 were $27,000 and $77,000, respectively. There was no impact on net income (loss) for any periods presented.

        Restructuring and other expenses relating to lease abandonment and employee severance aggregating $641,000 were previously included in cost of other services, excluding depreciation and amortization, sales and marketing, and general and administrative expenses in the Company's Form 10-Q for the three months ended March 31, 2002. For comparative purposes, these costs have been reclassified to restructuring and other expenses for the nine months ended September 30, 2002.

(2)    Significant Accounting Policies

        Revenue Recognition.    Evolving Systems recognizes revenue in accordance with the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving software products and related services. Other services revenue consists of revenue from custom programming, systems integration, annual maintenance contracts and training.

        License fees and related services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is generally recognized using the percentage-of-completion method of accounting in accordance with SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts"("SOP No. 81-1"). The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours for each project. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected during the succeeding 12 months.

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

(3)    Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") was computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares is anti-dilutive.

        No reconciliation of the EPS numerators was necessary for the three and nine months ended September 30, 2002 and September 30, 2001 as net income (loss) was used as the numerator for each period. The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic common shares outstanding	13,297	13,185	13,294	13,037
Dilutive effect of common stock options and warrants	—	—	—	—

Dilutive common shares outstanding	13,297	13,185	13,294	13,037

        Options and warrants to purchase 2,350,000 and 2,000,000 shares of common stock were excluded from dilutive stock option calculations for the three and nine months ended September 30, 2001,

respectively because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Options and warrants to purchase an additional 2,350,000 shares of common stock whose exercise prices were below the average fair market value of the Company's stock were excluded from the dilutive stock option calculation for the three months ended September 30, 2001 due to the net loss. Options and warrants to purchase 5,100,000 and 4,700,000 shares of common stock were excluded from the dilutive stock option calculation for the three and nine months ended September 30, 2002, respectively because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Options and warrants to purchase an additional 1,000,000 shares of common stock whose exercise prices were below the average fair market value of the Company's stock were excluded from the dilutive stock option calculation for the nine months ended September 30, 2002 due to the net loss for the period.

(4)    Concentration of Credit Risk

        For the three and nine months ended September 30, 2002, the Company recognized 60% (9%, 21% and 30%) and 62% (10%, 24% and 28%), respectively, of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

(5)    Income Taxes

        As of September 30, 2002 and December 31, 2001, the Company recorded a deferred tax valuation allowance equal to all of the total deferred tax assets. The Company considered a number of factors, including its cumulative operating losses, near-term projected losses due to the impact of delays in customer purchasing decisions, the state of the economy, as well as certain offsetting positive factors. The Company concluded that a full valuation allowance was required for all of its deferred tax assets.

(6)    Stock Option Exchange Program

        On September 4, 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on October 2, 2002. The exchange resulted in voluntary cancellation of 1,586,254 employee stock options with varying exercise prices in exchange for the same number of replacement options. The replacement options will have the same terms and conditions as each optionee's cancelled options, including expiration date for the cancelled options, except that: (1) the replacement options will be granted no earlier than April 3, 2003; (2) all replacement options will have an exercise price equal to the greater of (a) the fair market value of our common stock on the replacement options grant date or (b) one dollar ($1.00); (3) six months will be added to the vesting schedule of the replacement options grant; and (4) the optionee must be an employee of the Company on the date of the replacement grant in order to receive replacement options. Based on the present authoritative guidance, the Company believes it will not incur any compensation charges for accounting purposes in connection with the program.

(7)    Restructuring and Other Expenses

        Due to the continued downturn in the telecommunications industry, the Company's sharp decline in revenue, the FCC's delay in ruling on wireless number portability and other factors in the first three quarters of 2002, management implemented a cost reduction plan. This plan included workforce reductions, restructuring of the Company's headquarters building lease and the closure of its satellite field offices. The Company incurred $310,000 and $5.0 million in restructuring and other expenses for the three and nine months ended September 30, 2002, respectively.

        Work force reductions.    The Company reduced its staff by 148 people (41 in the first quarter, 78 in the second quarter and 29 in the third quarter) in the nine months ended September 30, 2002. All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $310,000 and $1.5 million in restructuring and other expenses for the three and nine months ended September 30, 2002, respectively. All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter. At September 30, 2002 approximately $410,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions as a result of cash payments of $190,000 and $1.1 million for the three and nine months ended September 30, 2002, respectively. This amount will be paid out over the terms of each employee's separation agreement, which do not extend beyond June 2003. We plan to further reduce our staff by approximately 28 employees in the fourth quarter of 2002. All employees who will be let go in the fourth quarter have been notified, and will receive a bonus equal to one months salary if they stay until the termination date set by management and they sign the appropriate releases. The bonus for these employees will be expensed during the period earned. Accordingly, the Company accrued $100,000 related to these bonuses in the third quarter of 2002, which is expected to be paid in the fourth quarter of 2002. Additionally, the Company expects to record expenses associated with these reductions in staff of approximately $100,000 during the fourth quarter of 2002.

        The following table summarizes the number of employee positions eliminated through September 30, 2002 in accordance with the restructuring plan:

Product delivery,support and development	114
Sales and marketing	18
General and administrative	16

148

        Restructure of headquarters lease.    In June 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge in restructuring and other expenses of $2.0 million. During the three months ended September 30, 2002, the Company paid its landlord $800,000, the only payments made year to date against this liability, with the remaining $1.2 million payable in $100,000 monthly installments through September 2003. As of September 30, 2002, $1.2 million was included in accounts payable and accrued liabilities related to this obligation. The payment of the lease cancellation charge is secured by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter.

        Closure of satellite offices.    The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $467,000 were recorded for the six months ended June 30, 2002, as restructuring and other expenses. During the three and nine months ended September 30, 2002, the Company made cash payments of $168,000 and $277,000, respectively, related to these leases. At September 30, 2002, $190,000 was included in accounts payable and accrued liabilities related to these office closures, which will be paid over the remaining lease terms, ranging from 1 month to 43 months. The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures.

        Impairment of assets.    The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the three months ended June 30, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets were taken out of service in the second quarter and were disposed of during the third quarter of 2002.

(8)    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which separate financial information is available. This information is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer and Chief Financial Officer as its chief operating decision makers. These chief operating decision makers review the revenues by segment and review overall results of operations.

        As a result of the downturn in the telecommunications industry, reductions in staff and changes in management, the Company re-evaluated how it looks at its business, and it no longer uses the segments reported prior to June 30, 2002 to evaluate performance and make operating decisions. The Company currently operates its business as three operating segments based on revenue type: product revenue, maintenance revenue and other services revenue. The Company provides products and services solely within the United States geographic area. Total assets and margins have not been specified because information is not available to the chief operating decision-making group. The Company will continue to review its internal reporting structure for future changes which may result in additional disclosures. Prior year balances have been reclassed to conform to the current year's presentation.

        Revenue information by segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product	$3,547	$(74)	$6,877	$11,140
Maintenance	1,725	1,367	4,572	3,897
Other services	1,368	2,812	4,196	14,699

	$6,640	$4,105	$15,645	$29,736

(9)    Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002 and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 had no impact on the Company's financial statements as it has no goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which was effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company anticipates that the adoption of SFAS No. 143 as of January 1, 2003 will have no impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which was effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairment of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial statements.

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which was effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit of Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 13, 2002 with earlier adoption encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. The Company will adopt SFAS No. 146 as of January 1, 2003 and does not anticipate it having a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in 2001 and 2002, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risk and uncertainties of our business include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under "Risk Factors" on pages 8 through 13. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

        Evolving Systems, Inc. ("we", "our", "us") provides innovative software solutions for operations, enhanced services and systems integration to many of the largest communications companies in the United States. Taken together our products and integration work provide a solution that is intended to satisfy our customer's needs. Our product sales routinely include significant integration work. After an initial sale is made, we usually provide enhancements, integration and support for our solutions to satisfy the changing needs of our customers. We also offer integration services which are not associated with our products.

        We are a leading provider of local number portability solutions. We offer software solutions that enable carriers to comply with the Federal Communication Commission's ("FCC") number conservation mandates intended to extend the life of the North American Numbering Plan. Our competency as a supplier of operations support systems ("OSS") and enhanced services solutions allows our customers to realize benefits such as reduced costs or increased revenues.

        From our inception in 1985, we have provided custom software development services to a limited number of telecommunications companies. Beginning in 1996, we made a decision to expand our focus to include development of Local Number Portability ("LNP") software solutions. Our LNP software solutions enable carriers to meet the FCC requirement that customers be permitted to retain their local phone numbers when changing service providers. Our LNP software solutions are used in the wireline industry to support the ordering and provisioning process for over 60% of the telephone numbers ported each month in North America. Over time, we have expanded our LNP solution features and developed other LNP related OSS software solutions for the wireline market. We also offer a suite of solutions that satisfy the same number portability requirement for the wireless industry. The wireless industry in the United States is currently under a mandate from the FCC to implement number portability on November 24, 2003.

        We developed the software currently in use by all regional Number Portability Administration Centers ("NPACs") in the United States and Canada. The software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. This software was provided under contract to NeuStar, Inc., formerly a division of Lockheed

Martin IMS. This software has been expanded and enhanced to support the FCC's wireless number portability mandate.

        In 2001, we began expanding our solution portfolio for the recently mandated number conservation market. The FCC's decision to alter the method of allocating telephone numbers to wireline and wireless carriers and to impose revised administration and reporting requirements on those carriers presented a unique opportunity. Our NumeriTrack™ solution has been sold to four major carriers and facilitates compliance with the FCC mandates for both wireline and wireless carriers, supports integration with carriers' existing back-office systems and contains features for future adaptability.

        During 2002 we began to execute a plan to reduce expenses in order to address the decline in our revenues from the downturn in the telecommunications industry. We reduced our work force during the first three quarters by 148 people, renegotiated our Englewood, Colorado headquarters lease, reduced our number of sub-contractors, eliminated certain employee benefits, closed all of our remaining satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization.

        In addition, we plan to continue to leverage the success we have had over the past two years developing software with a combined staff of our employees and sub-contractors from India. We believe this approach will allow us to deliver high quality products and services at a lower cost.

RESULTS OF OPERATIONS

        The following table presents the Company's statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE
License fees and related services	53%	(2)%	44%	37%
Other services	47%	102%	56%	63%

Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and related services, excluding depreciation and amortization	10%	29%	20%	18%
Cost of other services, excluding depreciation and amortization	42%	147%	67%	56%
Sales and marketing	11%	52%	26%	22%
General and administrative	17%	54%	29%	22%
Product development	5%	28%	7%	7%
Depreciation and amortization	6%	15%	9%	6%
Restructuring and other expenses	5%	0%	32%	0%

Total costs of revenue and operating expenses	96%	325%	190%	131%

Income (loss) from operations	4%	(225)%	(90)%	(31)%
Other income, net	0%	2%	0%	1%

Income (loss) before income taxes	4%	(223)%	(90)%	(30)%
Provision for income taxes	0%	36%	0%	5%

Net income (loss)	4%	(259)%	(90)%	(35)%

The three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001

        Revenue.    Total revenues increased 62% to $6.6 million for the three months ended September 30, 2002, from $4.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total revenues decreased 47% to $15.6 million from $29.7 million for the nine months ended September 30, 2001. License fees and related services revenue increased 4893% to $3.5 million for the three months ended September 30, 2002, from $(74,000) for the three months ended September 30, 2001. For the nine months ended September 30, 2002, license fees and related service revenues decreased 38% to $6.9 million from $11.1 million for the nine months ended September 30, 2001. As a percentage of total revenue, license fees and related services revenue comprised 53% and 44% of total revenue for the three and nine months ended September 30, 2002, respectively, compared to (2%) and 37% for the three and nine months ended September 30, 2001, respectively. The increase in license fees and related services in the three months ended September 30 2002 is due to negative license fee revenue for the three months ended September 30, 2001, this was the result of increased testing requirements on a large contract, causing an increase in the estimated hours to complete the project. This caused the percentage-of-completion on the project to decline and revenue to be reversed. For the three months ended September 30, 2002, we decreased total estimated hours on a significant project resulting in an increase in revenue. The decrease in license fees and related services for the nine months ended September 30, 2002 is due to the continued downturn in the telecommunications industry resulting in reductions of customer spending.

        Other services revenue decreased 26% to $3.1 million for the three months ended September 30, 2002, from $4.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, others services revenue decreased 53% to $8.8 million from $18.6 million for the nine months ended September 30, 2001. As a percentage of total revenue, other services revenue comprised 47% and 56% of total revenue for the three and nine months ended September 30, 2002, respectively, compared to 102% and 63% for the three and nine months ended September 30, 2001, respectively. Other services revenue for the three and nine months ended September 30, 2002 decreased because of continued cutbacks in customer spending in the telecommunications industry resulting in fewer operations support system projects.

        Cost of revenue and operating expenses.    Total costs of revenue and operating expenses decreased 52% to $6.4 million for the three months ended September 30, 2002, from $13.3 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, costs of revenue and operating expense decreased 24% to $29.8 million from $39.0 million for the nine months ended September 30, 2001. As a percentage of total revenue, cost of revenues and operating expenses decreased to 96% in the three months ended September 30, 2002 from 325% in the three months ended September 30, 2001, and increased as a percentage of total revenue to 190% in the nine months ended September 30, 2002 from 131% in the nine months ended September 30, 2001. The decrease in costs of revenue and operating expenses is a result of the reductions in staff and sub-contractors, facilities costs and implementation of tighter expense controls. The increase as a percentage of revenue for nine months ended September 30, 2002 versus September 30, 2001, resulted from a decrease in total revenues of 47%.

        Cost of license fees and related services, excluding depreciation and amortization decreased 42% to $692,000 for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, costs of license fees and related services, excluding depreciation decreased 39% to $3.2 million from $5.2 million for the nine months ended September 30, 2001. As a percentage of total revenue, cost of license fees and related services, excluding depreciation decreased to 10% for the three months ended September 30, 2002 from 29% for the three months ended September 30, 2001, and increased as a percentage of total revenue to 20% for the nine months ended September 30, 2002 from 18% in the nine months ended

September 30, 2001. Cost of license fees and related services, excluding depreciation and amortization has decreased because of reductions in staff and sub-contractors and the implementation of tighter expense controls. The increase as a percentage of revenue for the nine months ended September 30, 2002 versus September 30, 2001 resulted from a 47% decrease in total revenue during that period.

        Cost of other services, excluding depreciation and amortization decreased 54% to $2.8 million for the three months ended September 30, 2002, from $6.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, costs of other services, excluding depreciation decreased 37% to $10.5 million from $16.7 million for the nine months ended September 30, 2001. As a percentage of total revenue, cost of other services decreased to 42% for the three months ended September 30, 2002 from 147% in the three months ended September 30, 2001, and increased as a percentage to 67% for the nine months ended September 30, 2002 from 56% in the nine months ended September 30, 2001. Cost of other services, excluding depreciation and amortization decreased because of reductions in staff, reductions in sub-contractors, renegotiated sub-contractor rates and the implementation of tighter expense controls. The increase as a percentage of revenue for the nine months ended September 30, 2002 versus September 30, 2001 resulted from a 47% decrease in total revenue during that period.

        Sales and marketing expenses decreased 64% to $766,000 for the three months ended September 30, 2002, from $2.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased 38% to $4.0 million from $6.5 million for the nine months ended September 30, 2001. As a percentage of revenue, sales and marketing expense decreased to 11% of revenue for the three months ended September 30, 2002 from 52% for the three months ended September 30, 2001, and increased to 26% for the nine months ended September 30, 2002, from 22% for the nine months ended September 30, 2001. Sales and marketing expenses decreased primarily to reductions in staff and reduced expenditures on travel and entertainment expenses. The increase as a percentage of revenue for the nine months ended September 30, 2002 versus September 30, 2001 is the result of a 47% decrease in total revenue during that period.

        General and administrative expenses decreased 49% to $1.1 million for the three months ended September 30, 2002, from $2.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased 29% to $4.6 million from $6.4 million for the nine months ended September 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 17% for the three months ended September 30, 2002 from 54% for the three months ended September 30, 2001, and increased to 29% for the nine months ended September 30, 2002 from 22% for the nine months ended September 30, 2001. This decrease is a result of reductions in staff and related expenses as well as a decrease in facilities costs. This increase as a percentage of revenue for the nine months ended September 30, 2002 versus September 30, 2001 is due to a 47% decrease in total revenue during that period.

        Product development expenses decreased 71% to $333,000 for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, product development expenses decreased 51% to $1.1 million from $2.2 million for the nine months ended September 30, 2001. As a percentage of revenue, product development expenses decreased to 5% for the three months ended September 30, 2002 from 28% for the three months ended September 30, 2001, and remained at 7% for the nine months ended September 30, 2002 and 2001. The decrease in product development expenses is primarily the result of reductions in staff and our implementation of tighter controls on non revenue projects. As a percentage of revenue for the nine months ended September 30, 2002 versus September 30, 2001 there was no reduction because there was a 47% decrease in total revenue during that period.

        Restructuring and other expenses of $310,000 and $5.0 million were recorded during the three and nine months ended September 30, 2002, respectively, in accordance with our cost reduction plan, as follows:

  •
  Work force reductions. We reduced our staff by 29 and 148 people (41 in the first quarter, 78 in the second quarter and 29 in the third quarter) in the three and nine months ended September 30, 2002. All departments within the Company were impacted by the reductions. As a result, we recorded restructuring and other expenses associated with these reductions in staff of approximately $310,000 and $1.5 million during the three and nine months ended September 30, 2002, respectively. All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter. At September 30, 2002 approximately $410,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions as a result of cash payments of $190,000 and $1.1 million for the three and nine months ended September 30, 2002, respectivley. This amount will be paid out over the terms of each employee's separation and release agreement, which do not extend beyond June 2003. We plan to further reduce our staff by approximately 28 employees in the fourth quarter of 2002. All employees who will be let go in the fourth quarter have been notified, and will receive a bonus equal to one months salary if they stay until the termination date set by management and they sign the appropriate releases. The bonus for these employees will be expensed during the period earned. Accordingly, we accrued $100,000 related to these bonuses in the third quarter of 2002, which is expected to be paid in the fourth quarter of 2002. Additionally, the Company expects to record expenses associated with these reductions in staff of approximately $100,000 during the fourth quarter of 2002. The Company expects to realize annualized savings of approximately $13.6 million as a result of these workforce reductions.

  •
  Restructure of headquarters lease. We restructured and amended our lease agreement on our Englewood, Colorado headquarters lease effective June 2002. We reduced our total lease obligation by approximately $26.0 million and recorded a lease cancellation charge (in restructuring and other expenses) of $2.0 million during the three months ended June 30, 2002. During the three months ended September 30, 2002, we paid $800,000 related to this liability, the only payments made year to date, with the remaining $1.2 million payable in $100,000 monthly installments through September 2003. The payment of the lease cancellation charge is secured by the Company's contract receivables. In addition, as security for the amended lease obligation, we restricted $500,000 of our cash. We expect to realize annualized savings of approximately $1.2 million as a result of its headquarters lease restructure.

  •
  Impairment of assets. We recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the nine months ended September 30, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of our headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to our employee reductions. We took these assets out of service in the second quarter and disposed of them during the third quarter of 2002. We expect to realize annualized savings of approximately $100,000 as a result of these asset impairments.

  •
  Closure of satellite offices. We closed all of our satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $467,000 for the six months ended June 30, 2002 were recorded in restructuring and other expenses. During the three and nine months ended September 30, 2002, the Company made cash payments of $168,000 and $277,000, respectively, related to these leases. At September 30, 2002, $190,000 was included in accounts payable and accrued liabilities related to these office closures, which will be paid over the remaining lease terms, ranging from 1 month to 43 months. The costs to sublease or terminate these lease commitments are based on estimates (timing of sublease agreements, sublease terms, termination costs, etc) and as such, we may incur additional costs related to these office closures. We expect to realize annualized savings of approximately $500,000 as a result of these satellite office closures.

        Other income, net.    Other income, net, decreased 68% to $19,000 for the three months ended September 30, 2002 from $59,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2002 other income, net, decreased 79% to $70,000 from $335,000 for the nine months ended September 30, 2001. The decrease is due to lower interest income as a result of lower interest rates on our interest bearing cash balances for the three and nine months ended September 30, 2002 and September 30, 2001, respectively.

Liquidity and Capital Resources

        We have historically financed operations through cash flows from operations. At September 30, 2002, our principal source of liquidity was $8.2 million in cash and cash equivalents, representing approximately 46% of total assets. Working capital at September 30, 2002 was $1.5 million.

        For the nine months ended September 30, 2002 our cash and cash equivalents decreased by $3.6 million, primarily as a result of $3.0 million used in operations. We also spent $101,000 for the purchase of property and equipment, $21,000 for the repayment of capital leases and, restricted cash of $500,000 as a result of restructuring the lease on our Englewood, Colorado headquarters building.

        We have incurred substantial losses during the last 18 months. Due to these factors, we took additional cost cutting steps in the first nine months of 2002 to reduce our expenses. We renegotiated our Englewood, Colorado headquarters lease, reduced the number of employees and sub-contractors, eliminated certain employee benefits, shut down our satellite offices, and are carefully monitoring fixed asset purchases and general expenditures throughout all levels of the organization. We have also reduced headcount by 148 employees from the beginning of the year and have planned additional staff reductions of approximately 28 employees during the fourth quarter. As a result, we expect to record expenses associated with these reductions in staff of approximately $100,000 during the fourth quarter. We expect that the headcount reduction during the nine months ended September 30, 2002 will save approximately $13.6 million annually.

        Despite the steps we have taken, to the extent we experience a shortfall in required revenue, our large customers fail to renew their maintenance contracts, or if we are unable to bill and collect our contract receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and to meet our intended business objectives. Also, a continued slowdown in the economy and in the telecommunications industry could adversely affect our working capital and/or operating cash flow.

        We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

  •
  Our cash and cash equivalents balance at September 30, 2002 of $8.2 million.

  •
  Our expense reductions made to date as well as those planned in the fourth quarter of 2002.

  •
  Our profitability for the three months ended September 30, 2002 and anticipated profitability for the fourth quarter of 2002 and in 2003.

  •
  Our backlog of approximately $18.0 million at September 30, 2002.

        Thereafter, we may require additional funds to support our business objectives through equity or debt financing. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Nasdaq

        In 2002 we received two non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

        On May 29, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "$1.00 Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 90 calendar days, or until August 27, 2002, to regain compliance or request that we be transferred to the NasdaqSmallCap market.

        On July 30, 2002, we received notice from Nasdaq that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), we had 90 calendar days, or until October 28, 2002, to regain compliance.

        On August 22, 2002, we received notice from Nasdaq that they had approved our application to list our common stock on The Nasdaq SmallCap market. Under Marketplace Rule 4450(e)(2), a company transferring to The Nasdaq SmallCap Market is afforded the remainder of this market's 180 calendar day grace period to demonstrate compliance with the $1.00 Rule. If compliance with this Rule cannot be demonstrated by November 25, 2002, Nasdaq will allow the Company an additional 180 days to regain compliance with the $1.00 Rule if the Company meets the initial listing criteria for this market under Marketplace Rule 4310 (c)(2)(a). To satisfy this criteria, the Company must have stockholders equity of $5 million on November 25, 2002. If we meet this criterion, Nasdaq will notify us that we have been granted an additional 180 calendar day grace period to demonstrate compliance with the $1.00 Rule; otherwise we will receive notification that our securities will be delisted. At that time, we may appeal the determination to delist our securities to the Nasdaq listing qualification panel.

        Our failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq SmallCap market. In such event, trading, if any, of our common stock may then continue to be conducted in the over the counter market. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, in the event our common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in our common stock, further limiting the liquidity of our stock.

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

        Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may continue to result in volatility in the price of our common stock. We cannot provide assurance that we will be profitable in the future or that our level of profitability will not vary significantly between quarters. These quarterly fluctuations may result from a number of factors, including the magnitude, timing and signing of new contracts; our rate of progress under these contracts; the timing of customer and market acceptance of our product and service offerings; actual or anticipated changes in government laws and regulations related to the telecommunications market or judicial or administrative actions with respect to such laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996 including, but not limited to the FCC's regulation of telecommunication issues; the impact of changes to revenue recognition rules; changes in management; our ability to manage development through our subcontractors in India and the political unrest in that region; sale of our software in an application service provider (ASP) model; product lifecycles; our success in building a service-based business and developing and marketing new services; the mix of products and services sold; developing and marketing new products; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; the timing and amount of our expenditures for product development; sales and marketing expenses; general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; controlling costs, attracting and retaining qualified personnel and expanding our sales and marketing programs; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation; expansion into international markets, and general economic conditions.

        Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast as the market for our products and services is rapidly evolving, and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

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

        Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter, including the current quarter, our operating results will be below the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely go down.

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

  •
  Regulatory issues. We cannot be certain of the nature and pace of enforcement of the Telecommunications Act of 1996. For example, in 2001 Verizon Wireless filed a petition for forbearance from the FCC's previous mandate to implement wireless number portability ("WNP"). In July of 2002, the FCC denied that petition, and wireless carriers are now required to implement WNP by November 24, 2003. There can be no assurance that the FCC will not delay WNP again.

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

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit of Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 13, 2002 with earlier adoption encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.. The Company will adopt SFAS No. 146 as of January 1, 2003 and does not anticipate it having a material impact on the Company's financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        For additional information about Evolving Systems' risk factors see Evolving Systems' Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

        Management, including our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on this review and evaluation, management believes that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the SEC. In addition, management believes that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  (a)
  Exhibits

            Exhibit 99.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

            On July 1, 2002, we filed a Current Report on Form 8-K reporting that on June 30, 2002 James M. Ross resigned as President and Chief Operating Officer of Evolving Systems, Inc. Mr. Ross continues to serve on the Company's Board of Directors. His current term expires in May 2004. We also reported that George Hallenbeck, Chairman and CEO, will continue with the day-to-day management of the Company as he has since April 1, 2002 and that the position of COO will not be separately filled at this time.

            On July 15, 2002, we filed a Current Report on Form 8-K reporting that on July 15, 2002, Edward H. Sproat resigned as a director of Evolving Systems, Inc. Mr. Sproat also served on our Audit Committee. We also reported that Michael R. Perusse, an independent member of the Company's Board of Directors replaced Mr. Sproat as a member of the Audit Committee.

            On September 24, 2002, we filed a Current Report on Form 8-K reporting that on September 19, 2002, Brendan F. Reidy was appointed to the board of directors.

SIGNATURES

        Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	/s/ BRIAN R. ERVINE Brian R. Ervine Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

CERTIFICATION

I, George A. Hallenbeck certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evolving Systems. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ GEORGE A. HALLENBECK George A. Hallenbeck Chief Executive Officer

CERTIFICATION

I, Brian R. Ervine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evolving Systems. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ BRIAN R. ERVINE Brian R. Ervine Chief Financial Officer

QuickLinks

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
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION