Form 10-K
period 2002-12-31
EVOLVING SYSTEMS INC
filed 2003-03-28
CIK 1052054

Use these links to rapidly review the document
EVOLVING SYSTEMS, INC. Annual Report on Form 10-K December 31, 2002 Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
9777 Mount Pyramid Court, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 802-1000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $1.51 as of March 17, 2003.

        The number of shares of Common Stock outstanding was 13,846,489 as of March 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the 2002 year.

EVOLVING SYSTEMS, INC.
Annual Report on Form 10-K
December 31, 2002
Table of Contents

        Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

PART I

Item 1. Business Overview

Introduction

        Evolving Systems, Inc. ("we", "our", "us") is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and enhanced services platforms. In addition, our customers rely on us to provide systems integration services. Our customers include five of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four major wireless carriers, representing greater than 20 percent of U.S. wireless subscribers. We offer software solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer our phone number inventory management software, NumeriTrack™, which allows the wireline and wireless carriers to comply with the government phone number conservation mandates. We are uniquely positioned as a provider of both OSS, enhanced services solutions and comprehensive systems integration capabilities because these complementary competencies enable us to more completely implement solutions across a customer's infrastructure.

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with passage of the Telecommunications Act of 1996, we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC-mandates to extend the life of the North American Numbering Plan. Number Portability is mandated and implemented for U.S. wireline carriers today and is expected to be implemented by all U.S. wireless carriers by November 24, 2003. Number conservation or number pooling is mandated for all U.S. carriers and is in various stages of implementation for both U.S. wireline and wireless carriers today.

        Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan which, in addition to significant operational cost reductions, included the reengineering of our solutions strategy to reflect a more balanced mix of services and products. We branded our new business strategy ServiceXpress™.

ServiceXpress Strategy

        Our ServiceXpress strategy allows us to provide our customers with high quality solutions that meet their specific needs, as quickly as feasible, at the lowest possible price. We work with our customers using our deep domain knowledge to identify precisely what they want. We minimize the cost and maximize the speed of delivery by using low-cost offshore development, incorporating our products and ServiceXpress tools into the solution, as well as third party products and tools. We also provide efficient lifecycle support. We achieve high quality by following our detailed ServiceXpress methodology that defines a repeatable process for developing, delivering and supporting high quality solutions. Most of our solutions are provided for a fixed price that allows our customers to benefit from the savings we achieve while providing us with what we think is a fair margin. We strive to be a premier low-cost provider of high-quality, mission-critical solutions for wireline and wireless telecommunications carriers.

        After we deliver a solution to one of our customers, we pursue follow-on business that includes software development services, software upgrades for our products and related integration, as well as customer support and maintenance services. Since the solutions we provide usually perform functions that are required for the operation of our customer's business, we expect the follow-on revenue to occur for several years after an initial sale.

        While providing support and maintenance services, we become aware of new opportunities with our customers. This also allows us to expand our product portfolio and ServiceXpress tools to solve our customers' needs.

        Our ServiceXpress strategy is currently used in support of major solution and project implementations with several of our tier one carrier accounts. Going forward, we expect to follow this strategy with most of our customer engagements

Industry Background

        Historically, telecommunications carriers have operated in a highly regulated environment, with local and long distance telephone service providers operating as near monopolies with little competition. Deregulation and the widespread adoption of new telecommunications technologies, such as fiber optics, packet-data networks, digital wireless telephony and Internet-based services, have significantly increased the number of telecommunications carriers and created an increasingly competitive market. New entrants to the telecommunications service market include Competitive Local Exchange Carriers (CLECs), alternate access providers, Internet service providers (ISPs) and wireless service providers.

        The U.S. long distance market was opened to competition in the early 1970s. More recently, the Telecommunications Act (the Act) of 1996 provided for competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Act, among other things, requires carriers to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. While LNP is a key application for enabling such competition, the North American market saw the trend of new telecom upstarts competition reverse in 2001. The North American wireline and wireless landscape today is dominated by a relatively small number of large carriers.

Operations Support Systems (OSS)

        OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including but not limited to ordering, inventory, provisioning, service assurance, repair and billing. Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service. Carriers use provisioning systems to install the services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Repair and dispatch systems set up, track and report on service conditions or outages for the large craft force that works for a carrier. Carriers use billing systems to collate, manage and report billing information to customers every month. OSS typically operate on a 24x7 basis to support the real-time communications network that is the backbone of the carriers' service offerings.

        Historically, as carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS that we see at all the U.S. tier one carriers often utilize incompatible hardware, operating systems, communications protocols, application software and other technologies, making interoperation among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking to allow the proliferation of value-added services, such as call waiting, call forwarding and voice mail, broadband and comply with federal mandates that in some cases change how systems and processes are required to work. Despite these difficulties, carriers are unable to completely replace existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, thereby further increasing their complexity and making it more difficult for them to interoperate with one another.

Products and Services for OSS

  Local Number Portability Solutions for Wireline (LNP) and Wireless (WNP)

        We are a provider of LNP and WNP solutions today, which enable carriers to comply with the LNP mandate in the Act and subsequent FCC regulations implementing LNP and WNP. For the wireline industry, this requires service providers to allow customers the ability to retain, or "port", their phone numbers when changing from one service provider to another. The same requirement is scheduled for adoption as of November 24, 2003 for consumers and businesses using wireless services. Our LNP software for ordering, provisioning, reporting and exchanging information between carriers is widely used by wireline service providers and is involved in approximately 50 percent of all porting transactions in the United States each year, covering approximately 100 million wireline access lines. In addition, we developed the initial custom software currently used by all eight regional Number Portability Administration Centers (NPAC) in North America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our LNP product features and developed other LNP related OSS software products for the wireline and wireless markets. The emerging wireless communications industry implementation of WNP represents an opportunity for us. It is estimated that approximately 30 percent of wireless customers change carriers at least once per year, and that rate is expected to increase once WNP becomes a reality. We believe that WNP offers additional opportunities for our OSS ServiceXpress integration toolkit.

  ServiceXpress Methodology and Toolkit

        Our ServiceXpress methodology and toolkit was developed based on the domain knowledge, tools and processes we acquired and used historically to integrate our products, and enhancements to those products, into our customers' OSS. We believe our ServiceXpress methodology and toolkit reduces the cost and time required to integrate our solutions as well as other third party or legacy solutions into a carrier's environment. For example, before LNP went into effect, a customer's telephone number pointed to the geographic location of a carrier's particular physical telephone switch that the customer's phone was attached to. This allowed calls to be routed to the customer based only on the telephone number without any associated database lookup. Since most OSS were created before LNP, these systems assumed the telephone number could be used to identify a customer's service provider and the switch the customer's phone was attached to. When LNP was implemented, the phone number had to be associated with a different switch each time the customer changed its service provider. Thus, when our customers deployed our LNP products, they also had to implement changes throughout many of their other OSS to deal with impact that LNP had on their OSS. This, in turn, required new integration between the OSS so they could operate with one another. As a result of experience we gained helping our customers with this integration, we created our ServiceXpress methodology which we have used to solve LNP, WNP and Number Inventory and Assignment integration efforts.

  NumeriTrack Number Inventory and Assignment Solution

        We developed our NumeriTrack solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. The new regulations, which resulted from the FCC's concern that the U.S. was running out of 10 digit telephone numbers, were designed to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers, specifying rules regarding the assignment and classification of those numbers, requiring regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the "pool" to be reallocated to other carriers. Our NumeriTrack solution, which has been sold to four major carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers, provides inventory management of phone numbers and other assets such as SIM cards, supports inventory assignments, and supports integration with carriers' existing back-office systems. The Numeritrack solution contains features for future adaptability such as future support of assets that need inventory and assignment logic such as IP addresses. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solutions has far-reaching implications for carriers' existing OSS environments and business processes. As described above, this presents another integration opportunity for our ServiceXpress Methodology. The FCC's mandates for number conservation and pooling are currently being implemented for wireline carriers with full compliance for wireless carriers scheduled by the end of 2003.

Network Element Solutions

        Based on our expertise in building network element solutions, we offer an OmniPresenceServer™ application, which was introduced in 2002 to address the emerging communications application known as Presence and Availability Management (PAM). PAM is designed to support new technologies such as instant messaging, in which an individual can send a text message to other individuals logged onto a network. In order for instant messaging to work, however, it is necessary for a database to have the current presence state (i.e., logged on or logged off) of all intended recipients. Similarly, certain applications for cell phone text messaging and location-based call forwarding requires PAM like data to support the presence requirements, as well as the end subscriber's preference about how these applications impact them. Our OmniPresenceServer application is designed to support industry-standard PAM 1.0 specification that allow communications systems to share authorized information about wireless subscribers' identity, presence and availability across wireless and wireline telephony and IP technologies while providing the capability to protect privacy. We believe that presence information and the protection and organization of wireless subscribers' personal communication preferences will become an important part of future enhanced services and change the face of personalized communications. Our CEO, George Hallenbeck, was board chairman of the Presence and Availability Management Forum, the non-profit industry organization that wrote the specifications PAM. As of December 31, 2002, we have not generated any revenue from the OmniPresenceServer application, and do not expect significant revenue in the near term.

Custom Solutions and Integration

        Since inception we have developed and supported a variety of custom solutions for the OSS environment. Through that process, we have developed deep and valuable domain knowledge that continues to help us serve our customers. We still maintain and support several large custom OSS solutions and a complex Cellular Digital Packet Data (CDPD) network element solution.

Business Structure

        The downturn in the telecommunications industry caused us to make a dramatic revision of our business model to better suit the needs of customers while meeting the challenges in our industry. In 2002 we successfully completed a recovery plan designed to reduce our cost structure and align our resources with a more balanced offering of products and services leveraging our strong U.S. presence and domain expertise with low-cost offshore development in partnership with Infosys Technologies, Limited (Infosys). Infosys, located in Bangalore, India, provides us with a team of 45 full-time subcontractors that are skilled in software development and maintenance. We believe these changes allowed us to bring our costs below the revenue we expect to receive while improving our ability to deliver low-cost quality solutions to our customers.

Sales and Marketing

        The primary objective of our sales and marketing efforts is to educate existing and potential customers throughout the telecommunications industry about the depth and breadth of our capabilities, experience and product portfolio. We work with those customers through discovery, concept and business case to create solutions that reduce costs, accelerate new revenue or allow compliance with Federal mandates. Our sales efforts are lead by Principals from our consulting practice who have strong industry and technical expertise and are supported by Account Executives and Customer Support Managers. Our sales and marketing efforts include constant interaction with existing and target customers and prospects, participation in relevant industry bodies, a strong website presence, presentations at industry conferences and forums, news releases to the industry and other marketing initiatives. Our sales focus is to create solution opportunities that leverage our competencies with U.S. tier one carriers. The majority of sales efforts are conducted by the direct sales teams described above. Occasionally, we make sales through partners or ASPs that address other segments of the communication market using solutions we have created.

Product Development and Support

        Our product development efforts are focused on identifying customer requirements and performing design and development functions for features to enhance specific applications or to build new applications for specific customer solutions. We make other limited investments in tools to accelerate the development, implementation and integration process for customer solutions. We usually do not develop new products, product enhancements or tools until we have at least one customer who has agreed to license what we develop.

Competition

        The market for telecommunications OSS and enhanced services software products is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, off-shore development companies and certain of our customers internal IT organizations, that have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. Although we concentrate on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and we currently hold only a small portion of the market share outside of the LNP/WNP and number pooling segments. We differentiate ourselves from competitors through our combination of deep domain knowledge, seamless low-cost offshore development, products, services, integration capabilities and strong customer relationships.

        Our principal competitor in the LNP, WNP and Number Pooling markets is Telcordia Technologies, Inc. (formerly known as Bellcore). We expect competition to increase in the future from Telcordia Technologies, Inc. and other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions. The primary competition for us in the presence and enhanced services segment include the global infrastructure providers such as Lucent Technologies, Nokia, Ericsson and potentially a number of independent enhanced services software providers such as Comverse Technology, Inc.

        Many of our customers have large internal development organizations, which develop software solutions and provide services similar to our products and services. As a result, our customers often choose to implement their own solutions rather than choosing solutions we offer. In addition, other integration companies such as Accenture, Bearing Point and IBM, as well as off-shore companies such as Infosys, Tata and Wipro Technologies, compete with us for integration work.

        We believe that our ability to compete successfully depends on a wide range of internal and externally controlled factors. We plan to compete by offering quality solutions that are tailored specifically to the customer at the lowest cost possible. Many of our customer relationships span 5 years or more with some extending beyond ten years. We believe these long relationships also help us compete.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. patents on elements of our three LNP OSS products: NumberManager®, OrderPath® and NodeMaster®, and have applied for patent protection on various elements of our OmniPresenceServer™ application.

Backlog

        As of December 31, 2002, our backlog was approximately $18.9 million. Our backlog is comprised of licensed software projects, annual recurring customer support and maintenance and other services. We anticipate that the majority of the year end backlog will be recognized as revenue in 2003. We believe that backlog is not necessarily a reliable indicator of our future sales because a portion of the orders constituting this backlog may be canceled at the customer's option.

Employees

        As of December 31, 2002, we employed 91 people, with 78% involved in product delivery, development, support and professional services, 7% in sales and marketing, and 15% in general administration. Additionally, we used the services of 49 subcontractors, primarily in the area of product delivery, development and support.

Risk Factors

  Fluctuations in Quarterly Results of Operations

        Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may cause volatility in the price of our common stock. These quarterly fluctuations may result from a number of factors, including the size of new contracts and when they are signed; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; delivery and quality of software provided by our subcontractors; actual or anticipated changes in government laws and regulations related to the telecommunications market; judicial or administrative actions about these laws or regulations; the nature and pace of enforcement of the Act; product lifecycles; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors' delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; level and timing of expenses for product development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and marketing new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation and general economic conditions. In the past, we earned a significant portion of our revenue from a small number of customers. We expect this will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer or delays in the performance of services for a customer could be materially harmful to our business, financial condition, results of operations, and cash flows.

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

        Based on these factors, we believe future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe it is likely that in some future quarter our operating results will be below the expectations of public market analysts or investors. If that occurs, the market price of our common stock would likely go down.

  Dependence upon Telecommunications Industry; Regulatory Uncertainties

        The market for our OSS products was created and has primarily been driven by the adoption of regulations under the Act requiring Regional Bell Operating Companies (RBOCs) to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Act, or any legal challenges to the Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Act with respect to wireless carriers until November 2003, these delays had an impact on our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon Wireless petitioned the FCC requesting partial forbearance from this requirement we saw our wireless customers delay making decisions to purchase wireless number portability products. Additional delays in the deadlines imposed by the Act or the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.

  Reliance on Significant Customers

        Historically, a substantial portion of our revenue came from a limited number of customers, all in the telecommunications industry. During 2002, we recognized approximately 66% of our total revenue from three significant customers, who each were responsible for more than 10% of our total revenue (Significant Customers). In 2001 and 2000, approximately 67% of our revenue came from four Significant Customers. We may continue to depend on large contracts with a small number of Significant Customers. This can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual support contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers would materially harm our business, financial condition and results of operations.

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

        The majority of our existing contracts provide for acceptance testing by the customer. Although we have not experienced difficulties in obtaining customer acceptance, unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments. In addition, if we fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could have a material harmful effect on our business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lengthy Sales Cycle / Consolidations and Budget Cutbacks in the Industry

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

  Fixed-Price Contracts

        Currently, a large portion of our revenue is from contracts that are on a fixed-price basis. We anticipate that customers will continue to request we provide software and implementation services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, in the past, we have experienced budget overruns, resulting in lower than anticipated margins. We can give no assurance we will not incur similar budget overruns in the future. If we incur budget overruns, our margins and results of operations may be materially harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Risks Associated with Managing Expenses

        In response to the downturn in the telecommunications industry, we have taken steps to reduce our expenses, such as reductions in staff, closing of our satellite facilities, reductions in employee benefits and general cost control measures. If we fail to anticipate and respond adequately to balance expenses against revenue, or if our fixed costs cannot be reduced enough, our financial condition could be materially harmed. Likewise, cutbacks in staff may have an impact on our ability to generate future revenue.

  Risks Associated with Offshore Development

        In response to pressure from our customers for lower cost solutions, we have entered into a contract with Infosys to provide a dedicated team of software developers to provide software development services and maintenance services on a fixed monthly fee. If we fail to supply sufficient work for this dedicated team, this could negatively affect our margins. In addition, if Infosys fails to provide quality software in a timely fashion, this could negatively affect our ability to satisfy our customer contracts. If we are unable to satisfactorily perform our customer contracts our business, financial condition and results of operations could be materially harmed.

  Competition; Risks Associated with Recruiting and Retaining Personnel

        Our primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP market include Telcordia Technologies, Inc., Accenture Ltd. and Tekelec. In addition, NeuStar, Inc. has retained rights to the NPAC software we developed for NeuStar, and they could potentially compete with us with respect to LNP products and related services. There also can be no assurance that other customers will not offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from ASPs, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

        We believe that our ability to compete successfully depends on numerous factors. For example, how well we respond to our customers' needs; the quality and reliability of our products and services and our competitors' products and services; the price for our products and services, as well as the price for our competitors' products and services; how well we manage our projects; our technical subject matter expertise; the quality of our customer service and support; the emergence of new industry standards; the development of technical innovations; our ability to attract and retain qualified personnel; regulatory changes and general market and economic conditions are all factors that affect our ability to compete successfully. Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors, could harm our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to compete successfully with existing or new competitors or that we will properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established, such as in the wireless data area where we are participating in an industry forum to establish standards to manage the presence and availability of wireless communications. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition and results of operations.

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

  Product Liability

        Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently have errors and omissions insurance, which, subject to customary exclusions, covers claims resulting from failure of our software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by this insurance, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. Defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

  Protection of Intellectual Property; Risks of Infringement

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our three LNP products, NumberManager, OrderPath and NodeMaster and have applied for patent protection on elements of our OmniPresenceServer application. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. It is also possible that we will inadvertently infringe upon the intellectual property rights of a third party. Litigation may also be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could materially harm our business, financial condition and results of operations.

  Terrorist Activities or Military Actions

        The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to attacks and other threats, the United States is pursuing military force against those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action in Iraq and Afghanistan, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in the instability of economic factors, reductions in capital spending, deferral or delay in customer orders our business and results of operations could be materially and adversely affected.

  Possible Volatility of Stock Price

        In the past, the trading price of our common stock has been subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, general stock market and economic considerations and other events or factors. This may continue in the future. In addition, during 2002 the price for our stock dropped below the minimum Nasdaq requirements, and we received notice from Nasdaq that our stock would be delisted. We subsequently satisfied Nasdaq listing requirements, but there can be no assurances that factors may cause our stock price to drop below Nasdaq listing requirements. In addition, the stock market has experienced volatility that has particularly affected the market prices of stock of many technology companies and often has been unrelated to the operating performance of these companies. These broad market fluctuations may negatively impact the trading price of our common stock. As a result of the foregoing factors, we cannot assure our investors that our common stock will trade at or higher than its current price.

Available Information

        You can find out more information about us at our Internet website located at www.evolving.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

Item 2. Properties

        During 2002, we leased office space at six locations. The only office space currently being utilized is the Englewood, Colorado location which was renegotiated in 2002 to reduce the square footage as well as the lease term (see Note 4 to the Financial Statements). The Louisville, Colorado and St. Louis, Missouri leases have expired and we closed all of our other offices in 2002. Any remaining lease obligations associated with the closed offices were accrued as restructuring and other expenses, net of estimated sublease income (see Note 4 to the Financial Statements). We currently have sublease agreements on the Virginia and New Jersey locations. Our leases are shown below:

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	36,719	5/31/07
Santa Maria, California	6,600	4/30/06
Louisville, Colorado	10,992	10/31/02
Vienna, Virginia	1,871	10/31/04
Iselin, New Jersey	2,951	1/31/05
St. Louis, Missouri	2,460	9/30/02

Item 3. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 16, 2002, we solicited the written consent of our security holders with respect to (a) Election of Directors; (b) Amendment to our Employee Stock Purchase Plan; and (c) Ratification of PricewaterhouseCoopers LLP as our independent accountants.

        The shareholders elected Robert J. Loarie and Michael R. Perusse to serve on the Board of Directors until 2005; approved amendment of our Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan by 300,000 shares; and ratified the selection of PricewaterhouseCoopers, LLP as our independent accountants for the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the common stock. The Company transferred from the NASDAQ National Market to the NASDAQ SmallCap Market on August 28, 2002. The closing price of our common stock as reported on the NASDAQ SmallCap Market as of March 17, 2003 was $1.51 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the common stock as reported on the NASDAQ National and SmallCap Markets. The prices reported do not include retail mark-ups, markdowns or commissions.

		For the Years Ended December 31,
	2002		2001
	High	Low	High	Low
First Quarter	$1.68	$0.75	$4.13	$2.19
Second Quarter	$1.15	$0.26	$5.72	$2.88
Third Quarter	$0.38	$0.20	$5.90	$1.01
Fourth Quarter	$1.10	$0.26	$1.29	$0.58

        As of March 17, 2003, there were approximately 251 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2002, has been derived from our financial statements. The following selected financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial

Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Revenue(1)	$22,963	$34,055	$53,756	$41,129	$37,963
Operating Expenses:
Costs of revenue excluding depreciation and Amortization	17,019	29,409	32,606	24,521	23,489
Sales and marketing	4,907	8,206	8,366	4,516	5,716
General and administrative	5,420	8,738	10,927	9,250	8,647
Product development	1,209	3,076	370	1,064	7,099
Depreciation and amortization	1,771	2,483	3,214	3,511	4,380
Restructuring and other expenses(2)	5,079	—	—	—	—

Loss from operations	(12,442)	(17,857)	(1,727)	(1,733)	(11,368)
Other income (expense)(3)	35	256	682	(2,415)	(506)
Provision for (benefit from) income taxes(4)	—	1,547	—	—	(601)

Net loss	$(12,407)	$(19,148)	$(1,045)	$(4,148)	$(11,273)

Basic loss per share	$(0.93)	$(1.46)	$(0.08)	$(0.34)	$(1.43)
Diluted loss per share	$(0.93)	$(1.46)	$(0.08)	$(0.34)	$(1.43)
Working capital	$3,528	$13,623	$30,150	$28,904	$31,009
Total assets	24,765	32,291	47,934	49,628	47,479
Long-term obligations	141	115	—	170	825
Stockholders' equity	5,891	18,291	36,838	36,541	39,362

(1)
In 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force, or EITF, Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of Pocket' Expenses Incurred," ("EITF, Issue No. 01-14.") Our financial results of operations for the prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $109,000, $159,000, $914,000, $642,000 and $725,000 for the years 2002, 2001, 2000, 1999 and 1998, respectively, have been reflected in revenue and costs of revenue, excluding depreciation and amortization. This change had no effect on operating loss or net loss for any periods presented.

(2)
In 2002 we incurred $5.1 million in restructuring and other expenses related to the Company's headcount reduction; headquarters lease restructure, satellite office closures and asset impairments. Please refer to the Note 4 to the Financial Statements.

(3)
Included in other income (expense) for 1998 is an extraordinary loss on early extinguishment of debt of approximately $446,000, net of $220,000 in income tax benefit.

(4)
In 2001 a full valuation allowance was recorded relating to the Company's deferred tax asset. See Note 7 to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue, annual savings associated with the organizational changes effected in 2002, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

Introduction

        Evolving Systems, Inc. ("we", "our", "us") is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS), enhanced services platforms and our customers rely on us to provide systems integration services.

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with the passage of the Telecommunications Act of 1996, we made a strategic decision to add software products to our established professional services offering. Since that time we have built a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC-mandates to extend the life of the North American Numbering Plan. Number Portability is mandated and implemented for U.S. wireline carriers today and is expected to be implemented by all U.S. wireless carriers by November 24, 2003. Number conservation or number pooling is mandated for all U.S. carriers and is in various stages of implementation for both U.S. wireline and wireless carriers today. Our decision to complement our professional services capability with software products has resulted in broader sales opportunities with new and existing customers as well as a more diversified revenue mix comprised of software licenses, professional services fees and recurring maintenance and support revenue. We have branded our product development and systems integration business model ServiceXpress.

        In 2001, we began expanding our solution portfolio for the recently mandated number conservation market. The FCC's decision to alter the method of allocating telephone numbers to wireline and wireless carriers and to impose revised administration and reporting requirements on those carriers presented a unique opportunity. Our NumeriTrack solution has been sold to four major carriers and facilitates compliance with the FCC mandates for both wireline and wireless carriers, supports integration with carriers' existing back-office systems and contains features for future adaptability. Throughout 2001, we observed that the entire telecommunications sector was substantially reducing capital expenditures and our sales cycle was lengthening. As a result we reduced our workforce by 53 people, reviewed all areas of our operations in a program to reduce costs and improve operating efficiencies.

        During 2002, we focused on delivering consistent profitable revenue growth while cutting operating expenses. We showed an increase in revenue in each of the four quarters of 2002. We implemented a restructuring plan to reduce expenses in order to address the decline in our revenues from the downturn in the telecommunications industry. We reduced our work force during 2002 by 165 people, renegotiated our Englewood, Colorado headquarters lease, reduced our number of sub-contractors, eliminated certain employee benefits, closed all of our remaining satellite offices, and tightly controlled fixed asset purchases and general expenditures throughout all levels of the organization. These changes are expected to reduce our annual expenses by approximately $17.2 million. As a result of restructuring plan and reduced expenses, the Company accomplished:

  •
  Return to profitability in the third and fourth quarters of 2002;

  •
  Significant decrease in annual operating expenses; and

  •
  Positive cash flow in the third and fourth quarters of 2002

The following table sets forth, for the periods indicated, our Statements of Operations reflected as a percentage of total revenue.

	Years Ended December 31,
	2002	2001	2000
Revenue:
License fees and related services	45.2%	32.2%	38.0%
Customer support and other services	54.8%	67.8%	62.0%

Total revenue	100.0%	100.0%	100.0%

Costs of revenue and operating expenses:
Costs of license fees and related services, excluding depreciation and amortization	17.1%	20.5%	16.7%
Costs of customer support and other services, excluding depreciation and amortization	57.0%	65.8%	43.9%
Sales and marketing	21.4%	24.1%	15.6%
General and administrative	23.6%	25.7%	20.3%
Product development	5.3%	9.0%	0.7%
Depreciation and amortization	7.7%	7.3%	6.0%
Restructuring and other expenses	22.1%	0.0%	0.0%

Total costs of revenue and operating expenses	154.2%	152.4%	103.2%

Loss from operations	(54.2)%	(52.4)%	(3.2)%
Other income, net	0.2%	0.7%	1.3%

Loss before income taxes	(54.0)%	(51.7)%	(1.9)%
Provision for income taxes	0.0%	4.5%	0.0%

Net loss	(54.0)%	(56.2)%	(1.9)%

Results of Operations

Revenue

        Revenue is comprised of license fees and related services and customer support and other services. License fees and related services represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product. Customer support and other services include annual, recurring maintenance and support fees as well as custom development services. Total revenue was $23.0 million, $34.1 million and $53.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  License fees and related services

        License fees and related services revenues were $10.4 million, $11.0 million and $20.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. License fees and related services decreased $582,000, or 5% from 2001 to 2002. The decrease in 2002 is primarily due to continued poor economic conditions in the telecommunications market.

        License fees and related services decreased $9.4 million or 46%, from 2000 to 2001 primarily because of poor economic conditions in the telecommunications market, the delay in the FCC's decision to implement wireless number portability, the termination of a customer contract and delays in the delivery of certain fixed-price projects.

        The current FCC mandate specifies that wireless carriers in the United States begin offering local number portability to its subscribers on November 24, 2003. This mandate was originally scheduled to take effect November 24, 2002, but in July of 2001, Verizon Wireless petitioned the FCC requesting partial forbearance from this requirement. The petition forbearance was denied, but the FCC did grant a one year delay for wireless carriers to comply with this requirement.

        In addition, 2001 license fees and related services revenue were further impacted by the termination of our revenue sharing ASP arrangement we had with Qwest Communications International Inc. ("Qwest"). This ASP arrangement was amended in response to Qwest's decision to discontinue its plans to offer certain of our products on a commercial ASP basis. We continue to provide software and services to Qwest for its internal operations; however, the impact of the new business relationship was a reduction in our fourth quarter 2001 revenue of $1.2 million.

  Customer Support and Other Services

        Customer support and other services revenues were $12.6 million, $23.1 million and $33.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 of $10.5 million or 46%, is due to a decrease of $11.8 million in custom development services partially offset by an increase in customer support and maintenance of $1.3 million. The decrease in custom development services from 2001 to 2002 is due to fewer custom development projects in 2002 and the continued poor economic conditions in the telecommunications market. The increase in maintenance revenue from 2001 to 2002 is due to the increase in our installed licensed software base.

        The decrease from 2000 to 2001 of $10.3 million or 31%, is due to a decrease in custom development services of $11.1 million offset by an increase in maintenance revenue of $857,000. The decrease in custom development services is due to a decrease in the number of custom development projects in 2001 versus 2000. The increase in maintenance revenue from 2000 to 2001 is due to the increase in our installed licensed software base.

Costs of Revenue

        Costs of revenue, excluding depreciation and amortization consist primarily of personnel costs, subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue were $17.0 million, $29.4 million and $32.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Headcount reductions of 111 associated with the Company's restructuring plan in 2002 were related to departments within costs of revenue.

  Costs of License Fees and Related Services, Excluding Depreciation and Amortization

        Costs of revenue for license fees and related services, excluding depreciation and amortization, was $3.9 million, $7.0 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease of $3.1 million, or 44% from 2001 to 2002 is due to decreased employee and related expenses due to staff reductions in 2002 and reduced facilities costs related to the Company's restructuring plan.

        The decrease in costs of revenue related to license fees and related services of $2.0 million, or 22%, from 2000 to 2001 was due to approximately 53 staff reductions that took place in 2001.

  Costs of Customer Support and Other Services, Excluding Depreciation and Amortization

        Costs of revenue for customer support and other services, excluding depreciation and amortization was $13.1 million, $22.4 million and $23.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease of $9.3 million, or 42% from 2001 to 2002 is due to decreased employee and related expenses due to staff reductions in 2002 and reduced facilities costs related to the Company's restructuring plan.

        The decrease in costs of revenue related to customer support and other services, excluding depreciation and amortization, of $1.2 million or 5% from 2000 to 2001 was due to staff reductions that took place in late 2001.

Sales and Marketing

        Sales and marketing expenses consist primarily of compensation costs (including commissions), travel expenses, public relations, industry trade shows and communication expenses. Sales and marketing expenses were $4.9 million, $8.2 million and $8.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 of $3.3 million or 40% was due to a reduction of our sales and marketing staff and lower commission expense due to a decline in sales revenues as well as decreases in travel and entertainment and advertising related costs. The Company eliminated 18 of the 24 positions in sales and marketing related to the Company's restructuring plan in 2002. As a percentage of revenue, sales and marketing expenses decreased from 24% to 21% from 2001 to 2002. The decrease as a percentage of revenue is due the aforementioned reduction in headcount and related expenses in 2002.

        The decrease in sales and marketing expenses from 2000 to 2001 of $160,000 or 2% is due to decreased salaries and related expenses. As a percent of revenue sales and marketing expenses increased from 16% to 24% from 2000 to 2001. The increase as a percentage of revenue from 2000 to 2001 is due to headcount reductions, to size the business to decreased revenue levels that were not completed until 2002.

General and Administrative

        General and administrative expenses consist principally of compensation costs for facilities, finance, legal, human resources, and general management personnel. General and administrative expenses were $5.4 million, $8.7 million and $10.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in expenses from 2001 to 2002 of $3.3 million or 38%, is due to decreases in headcount and related expenses and the restructure of the Company's headquarters lease (see Note 4 to the Financial Statements). The Company eliminated 16 of the 39 general and administrative positions as a result of the restructuring plan that took place in 2002. As a percentage of revenue, general and administrative expenses decreased to 24% in 2002 from 26% in 2001. The decrease as a percentage of revenue is due to the aforementioned headcount reductions and restructure of the Company's headquarters lease in 2002.

        The decrease in expenses from 2000 to 2001 of $2.2 million, or 20%, was related primarily to reduced administrative staffing, professional services, and employee recruiting. While general and administrative expenses overall decreased significantly in absolute dollars, as a percentage of revenue, general and administrative costs increased to 26% in 2001 from 20% in 2000. The increase as a percentage of revenue is due to headcount reductions, to size the business to decreased revenue levels that were not executed until 2002.

Product Development

        Product development expenses consist primarily of employee related expenses and occupancy costs. Product development expenses were $1.2 million, $3.1 million and $370,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As part of our restructuring plan we focused our employee resources on developing specifically requested customer projects. The effects of the Company eliminating 20 product development positions, along with fewer staff being dedicated to product development in 2002 resulted in the decrease of $1.9 million or 61% compared with 2001. As a percentage of revenue, product development costs decreased to 5% in 2002 from 9% in 2001. The decrease as a percentage of revenue is due to the aforementioned headcount reductions in 2002.

        The increase from 2000 to 2001 of $2.7 million from $370,000, resulted from the development of new generation products in 2001 such as NumeriTrack and OmniPresenceServer. As a percentage of revenue, product development costs increased to 9% in 2001 from 1% in 2000

Restructuring and Other Expense

        Due to the continued downturn in the telecommunications industry, the Company's sharp decline in revenue, the delay in ruling on wireless number portability and other factors in late 2001 and early 2002, management implemented a cost reduction plan (the "Plan"). This Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets. The Company incurred $5.1 million in restructuring and other expenses for the year ended December 31, 2002.

        Work force reductions.    The Company reduced its staff by 165 people (41 in the first quarter, 78 in the second quarter, 29 in the third quarter and 17 in the fourth quarter) in 2002. All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $1.5 million in restructuring and other expenses for the year ended December 31, 2002. All payments for these employees were contractually defined and fixed. At December 31, 2002 approximately $150,000 remained in accounts payable and accrued liabilities related to these workforce reductions. This amount will be paid out over the terms of each employee's separation agreement, which do not extend beyond June 2003. The Company expects to realize annualized savings of approximately $15.4 million as a result of these work force reductions.

        The following table summarizes the number of staff positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16

165

        Restructure of headquarters lease.    In June 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability of $2.0 million in restructuring and other expenses less a net benefit of approximately $200,000 of rent escalation liabilities that were reversed and building improvement costs that we assumed. The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007. During 2002, the Company paid its landlord $1.1 million, with the remaining $900,000 payable in $100,000 monthly installments through September 2003. In addition the Company owes the landlord $176,000 as a result of building improvements that had to be made related to the amendment of the lease. As of December 31, 2002, $1.1 million was included in accounts payable and accrued liabilities related to this obligation. The payment of the lease cancellation charge is collateralized by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing. The Company expects to realize annualized savings of approximately $1.2 million as a result of the restructure of the headquarters lease.

        Closure of satellite offices.    The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $484,000 were recorded for the year ended December 31, 2002, which includes $17,000 of fourth quarter expense for an adjustment to the net liability, as restructuring and other expenses. During the year ended December 31, 2002, the Company made cash payments of $327,000, net of sublease income of $29,000, related to these leases. At December 31, 2002, $98,000 was included in accounts payable and accrued liabilities, and an additional $59,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 22 months to 40 months. The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures. The Company expects to realize annualized savings of approximately $500,000 as a result of these satellite office closures.

        Impairment of assets.    The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the year ended December 31, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets were taken out of service in the second quarter and were disposed of during the third quarter of 2002. The Company expects to realize annualized savings of approximately $100,000 as a result of these asset impairments.

        Other Costs.    The Company recorded an expense of $106,000 related to other assets that would no longer be utilized by the Company as a result of the restructuring.

        For more details on the restructuring and other expenses see "Note 4 to the Financial Statements."

Other income (expense)

        Other income (expense) includes interest expense on our capital leases and interest income on cash and cash equivalents. Other income (expense) was $35,000, $256,000 and $682,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and resulted in net other income for each of the years. The decrease in 2001 and 2002 is due to a loss on disposal of certain assets as well as the decrease in interest income from reduced interest rates and from reduced cash balances.

Provision for income taxes

        A full valuation allowance is recorded as of December 31, 2002, due to uncertainties related to the Company's ability to utilize its deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

Quarterly Financial Information

        The following table sets forth certain unaudited information for each of our last eight quarters. This data has been derived from unaudited financial statements that have been prepared on the same basis as the annual audited financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. During 2002, we adopted EITF Issue No. 01-14 which requires reimbursements received for out-of-pocket expenses to be reported as services revenue in the statement of operations. Our financial results of prior quarters include reclassifications to conform to the new presentation. This change had no effect on operating income or loss or net income or loss for any period presented. In accordance with EITF Issue No. 01-14, the following reimbursable expense amounts are now reflected as revenue and cost of revenue (in thousands):

	Three Months Ended				Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Reimbursable expense adjustment	$32	$27	$17	$33	$57	$31	$25	$46

        These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended				Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, except per share data)
Revenue
License fees and related services(1)(2)(3)	$3,511	$3,547	$1,899	$1,431	$(169)	$(74)	$6,069	$5,144
Customer support and other services	3,807	3,093	2,708	2,967	4,488	4,179	5,922	8,496

Total revenue	7,318	6,640	4,607	4,398	4,319	4,105	11,991	13,640

Costs of revenue and operating expenses
Cost of license fees and related services, excluding depreciation and amortization	731	692	1,106	1,397	1,795	1,182	1,606	2,415
Cost of other services, excluding depreciation and amortization	2,616	2,811	3,297	4,369	5,750	6,044	5,402	5,215
Sales and marketing	858	766	1,400	1,883	1,676	2,129	2,119	2,282
General and administrative(4)	861	1,112	1,495	1,952	2,316	2,191	1,949	2,282
Product development	131	333	191	554	859	1,162	695	360
Depreciation and amortization	367	396	486	522	563	618	647	655
Restructuring and other expenses	88	310	4,040	641	—	—	—	—

Total costs of revenue and operating expenses	5,652	6,420	12,015	11,318	12,959	13,326	12,418	13,209

Income (loss) from operations	1,666	220	(7,408)	(6,920)	(8,640)	(9,221)	(427)	431
Other income (loss), net	(35)	19	38	13	(79)	59	112	164

Income (loss) before income taxes	1,631	239	(7,370)	(6,907)	(8,719)	(9,162)	(315)	595
Provision for (benefit from) income taxes(5)	—	—	—	—	—	1,485	(66)	128

Net income (loss)	$1,631	$239	$(7,370)	$(6,907)	$(8,719)	$(10,647)	$(249)	$467

Basic earnings (loss) per common share	$0.12	$0.02	$(0.55)	$(0.52)	$(0.66)	$(0.81)	$(0.02)	$0.04

Diluted earnings (loss) per common share	$0.12	$0.02	$(0.55)	$(0.52)	$(0.66)	$(0.81)	$(0.02)	$0.03

Weighted average basic shares outstanding	13,298	13,297	13,292	13,292	13,188	13,185	12,973	12,954
Weighted average diluted shares outstanding	13,590	13,297	13,292	13,292	13,188	13,185	12,973	13,396

(1)
For the three months ended September 30, 2001, the Company had negative license fee and related services revenue as a result of increased testing requirements on a large contract that caused an increase in estimated hours on the project. This caused the percentage-of-completion to decline and revenue to be reversed. The impact of this change in estimated hours was a reduction in revenue of $349,000.

(2)
For the three months ended December 31, 2001, the Company terminated its revenue sharing ASP arrangement it had previously entered into with one of its customers. The impact of this termination was a reduction in revenue of $1.2 million.

(3)
For the three months ended September 30, 2002 and December 31, 2002, we decreased total estimated hours on a significant fixed price project that resulted in an increase in revenue of approximately $700,000 and $1.0 million, respectively.

(4)
For the three months ended December 31, 2002, we had a benefit of $138,000 due to a decrease in the allowance for doubtful accounts. The decrease in the allowance for doubtful accounts is due to collections from customers.

(5)
For the three months ended September 30, 2001, a full valuation allowance was recorded relating to the Company's deferred tax asset. See Notes to the Financial Statements.

	Three Months Ended				Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Revenue
License fees and related services	48.0%	53.4%	41.2%	32.5%	(3.9)%	(1.8)%	50.6%	37.7%
Customer support and other services	52.0%	46.6%	58.8%	67.5%	103.9%	101.8%	49.4%	62.3%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs of revenue and operating expenses
Costs of license fees and related services, excluding depreciation and amortization	10.0%	10.4%	24.0%	31.8%	41.6%	28.8%	13.4%	17.7%
Costs of other services, excluding depreciation and amortization	35.7%	42.3%	71.6%	99.3%	133.1%	147.2%	45.1%	38.2%
Sales and marketing	11.7%	11.5%	30.4%	42.8%	38.8%	51.9%	17.7%	16.7%
General and administrative	11.8%	16.8%	32.5%	44.4%	53.6%	53.4%	16.2%	16.7%
Product development	1.8%	5.0%	4.1%	12.6%	19.9%	28.3%	5.8%	2.7%
Depreciation and amortization	5.0%	6.0%	10.5%	11.8%	13.0%	15.0%	5.4%	4.8%
Restructuring and other expenses	1.2%	4.7%	87.7%	14.6%	—	—	—	—

Total costs of revenue and operating expenses	77.2%	96.7%	260.8%	257.3%	300.0%	324.6%	103.6%	96.8%

Income (loss) from operations	22.8%	3.3%	(160.8)%	(157.3)%	(200.0)%	(224.6)%	(3.6)%	3.2%

Other income (loss), net	(0.5)%	0.3%	0.8%	0.3%	(1.9)%	1.4%	1.0%	1.2%

Income (loss) before income taxes	22.3%	3.6%	(160.0)%	(157.0)%	(201.9)%	(223.2)%	(2.6)%	4.4%
Provision for (benefit from) income taxes	—	—	—	—	—	36.2%	(0.6)%	1.0%

Net income (loss)	22.3%	3.6%	(160.0)%	(157.0)%	(201.9)%	(259.4)%	(2.0)%	3.4%

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash flow from operations and equity transactions. At December 31, 2002, our principal source of liquidity was $3.5 million in working capital. There is no debt outstanding at December 31, 2002, except for property and equipment financed under a capital lease.

        Net cash used by operating activities was $2.5 million in the year ended December 31, 2002 compared to cash provided in operating activities of $3.2 million in the year ended December 31, 2001. The main uses of cash for the year ended December 31, 2002 were a net loss of $12.4 million and an increase in accounts receivables of $3.6 million. Offsetting decreases to cash flows from operating activities for the year ended December 31, 2002 were unbilled work-in-process of $5.2 million, unearned income of $4.8 million, depreciation and amortization of $1.8 million and loss on impairments and disposal of equipment of $1.2 million.

        Net cash used by investing activities during the year ended December 31, 2002 was $180,000 compared to cash provided by investing activities during the year ended December 31, 2001 of $3.8 million. During 2002, we purchased $204,000 in property and equipment to support operations.

        Financing activities used $521,000 in cash for the year ended December 31, 2002 compared to cash provided by financing activities of $405,000 in the year ended December 31, 2001. During 2002, we restricted $500,000 in cash as a landlord security deposit due to the restructure of our headquarters lease. Proceeds from the issuance of common stock under our stock option plan and our Employee Stock Purchase Plan provided funding of $7,000 which was offset by repayments of capital lease obligations of $28,000.

        While the Company believes it has adequate working capital to meet its obligations throughout 2003, the Company has incurred losses of approximately $12.4 million, $19.1 million, and $1.0 million in 2002, 2001, and 2000, respectively, and has an accumulated deficit of approximately $47.8 million as of December 31, 2002. The net loss incurred in 2002 is attributed to a significant decline in revenue due to the slowdown in the economy, particularly in the telecommunications industry which is the Company's largest market. Due to these factors the Company took steps in 2002 to reduce its annual operating expenses through headcount reductions, subcontractor reductions, benefit reductions and office closings.

        To the extent the Company experiences a continued decline in revenue resulting in a shortfall from 2003 planned amounts, or is unable to invoice and collect in a timely manner under its customer revenue arrangements, it could have a material adverse impact on the Company's ability to meet its intended business objectives.

        We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

  •
  Our cash and cash equivalents balance at December 31, 2002 of $8.6 million.

  •
  Our expense reductions made in 2002.

  •
  Our profitability for the third and fourth quarters of 2002 and anticipated profitability in 2003.

  •
  Our backlog of approximately $18.9 million at December 31, 2002.

Contractual Obligations and Commercial Commitments

        The following summarizes our significant contractual obligations, net of rental income under non-cancelable subleases, which are comprised of a capital lease, operating leases and the headquarters lease restructuring liability.

	As of December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Capital lease	$47	$47	$47	$—	$—	$—	$141
Operating leases	$569	$598	$556	$524	$203	$—	$2,450
Headquarters restructuring liability	$1,076	$—	$—	$—	$—	$—	$1,076

Total commitments	$1,692	$645	$603	$524	$203	$—	$3,667

Nasdaq

        In 2002 we received two non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

        On May 29, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "$1.00 Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 90 calendar days, or until August 27, 2002, to regain compliance or request that we be transferred to the Nasdaq SmallCap market.

        On July 30, 2002, we received notice from Nasdaq that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares of $5.0 million as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), we had 90 calendar days, or until October 28, 2002, to regain compliance.

        On August 22, 2002, we received notice from Nasdaq that they had approved our application to list our common stock on The Nasdaq SmallCap market. Under Marketplace Rule 4450(e)(2), a company transferring to The Nasdaq SmallCap Market is afforded the remainder of the market's 180 calendar day grace period to demonstrate compliance with the $1.00 Rule. If compliance with the rule could not be demonstrated by November 25, 2002, Nasdaq indicated that it would allow the Company an additional 180 days to regain compliance with the $1.00 Rule if the Company met the initial listing criteria for the market under Marketplace Rule 4310 (c)(2)(a). To satisfy this criteria, the Company needed to have stockholders' equity of $5 million on November 25, 2002.

        On November 26, 2002, we received notice from Nasdaq that due to the Company having at least $5 million of stockholders' equity as of November 15, 2002, we were granted an additional 180 calendar days, or until May 27, 2003, to regain compliance with the $1.00 Rule.

        On January 27, 2003 we received notice from Nasdaq that the bid price of our common stock had closed above $1.00 for at least 10 consecutive trading days and that we regained compliance with the $1.00 Rule.

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

Impact of Inflation

        Inflation has not had a significant effect on our operations during the three years ended December 31, 2002.

Accounting Estimates

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have identified these policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to this policy on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 16 of this Annual Report on Form 10-K, beginning on page F-6.

  •
  Revenue Recognition

  •
  Allowance for doubtful accounts

  •
  Income taxes

  Revenue Recognition

        We derive revenue from three primary sources: the license of software solutions, the maintenance and support of our licensed products, and certain custom development projects and professional services. We recognize revenue in accordance with Statements of Position, or SOP 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions." In addition we have adopted Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

        The majority of our license fees and related services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 81-1, "Accounting for Long-Term Construction Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Due to the fact that the estimated direct labor hours can have a significant impact on revenue recognition, these estimates are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

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

        Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from professional services provided pursuant to time-and-materials contracts and training services are recognized as the services are performed.

        Customer support and maintenance revenue is recognized ratably over the service contract period, which is generally 12 months. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the periods such services are provided.

        We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

  Allowance for Doubtful Accounts

        We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using the historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

Recent Accounting Pronouncements

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

        In November 2001, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." EITF No. 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statements of operations. Prior to adoption, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. Our adoption of EITF No. 01-14 resulted in increased customer support and other services revenue and increased costs of customer support and other services, excluding depreciation and amortization. Our results of operations for all prior periods presented have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $109,000, $159,000 and $914,000 for the years ended December 31, 2002, 2001 and 2000, respectively, are now reflected as revenue and cost of revenue. We adopted EITF No. 01-14 in the first quarter of 2002 and this change had no effect on operating income or loss or net income or loss for any period presented.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. We anticipate that the adoption of SFAS No. 146 as of January 1, 2003 will not have a material impact on our financial statements.

        In November 2002, the FASB issued FASB Interpretation, FIN, No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN No. 45. The Interpretation requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of the Interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123", which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure requirements of SFAS No. 148 which amended SFAS No. 123 to disclose the effects of accounting for stock-based employee compensation on reported results.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, often referred to as "Special Purpose Entities," to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not currently believe FIN No. 46 will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        In the ordinary course of business, we are exposed to certain market risks, primarily changes in interest rates. Uncertainties that are either non-financial or non-quantifiable-such as political, economic, tax, other regulatory, or credit risks-are not included in the following assessment of market risks.

        Our cash balances are subject to interest rate fluctuations and as such, interest income amounts may fluctuate from current levels.

Item 8. Financial Statements and Supplementary Data

        The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the section of Evolving Systems, Inc. 2003 Proxy Statement, anticipated to be filed within 120 days of December 31, 2002, entitled "Proposal 1—Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

        Incorporated by reference to the section of the Evolving Systems, Inc. 2003 Proxy Statement, anticipated to be filed within 120 days of December 31, 2002, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the section of the Evolving Systems, Inc. 2003 Proxy Statement, anticipated to be filed within 120 days of December 31, 2002, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        On November 30, 2000, the Board of Directors approved a $100,000 loan to David Johnson, our former Sr. Vice President of Finance and Chief Financial Officer, to facilitate his relocation to Colorado and the purchase of a home. This was a short-term loan, with a maturity date of May 30, 2001, bearing interest at the Wall Street Journal prime rate. The term of the loan was subsequently extended to December 31, 2002. As of December 31, 2002, the loan and interest were paid in full.

        Incorporated by reference to the section of the Evolving Systems, Inc. 2003 Proxy Statement, anticipated to be filed within 120 days of December 31, 2002, entitled "Certain Relationships and Related Transactions."

Item 14. Controls and Procedures

        Management, including our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on this review and evaluation, Management believes that the disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Act of 1934 are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, Management believes that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	The following documents are filed as part of this Annual Report on Form 10-K.
(a) Financial Statements: The following financial statements of Evolving Systems, Inc. are filed as part of this report.
Report of Independent Accountants
Balance Sheets as of December 31, 2002 and 2001
Statements of Operations For the Years Ended December 31, 2002, 2001 and 2000
Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2002, 2001 and 2000
Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements
2.
Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2002, 2001 and 2000 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements and the related notes thereto.
Schedule II—Valuation and Qualifying Accounts
Schedules other than the one listed above have been omitted since they are neither required, nor applicable or the information is otherwise included.
3.
Exhibits.

Exhibit Number	Description of Document
3.1†	Restated Certificate of Incorporation.
3.2†	Amended and Restated Bylaws.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1†	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.2†	Amended and Restated Stock Option Plan.
10.3†	Employee Stock Purchase Plan.
10.10†	Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (included on signature page).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

        On November 25, 2002, we filed a Current Report on Form 8-K reporting that as of November 25, 2002, the Company's securities did not achieve compliance with the $1.00 Rule for a minimum of ten(10) consecutive trading days prior to November 25, 2002, and that Nasdaq would grant the Company an additional 180 calendar days to achieve compliance, provided the Company met the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), which states that "[for initial inclusion, the issuer shall have (i) stockholders' equity of $5 million; (ii) market capitalization of $50 million...; or (iii) net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.]" As of November 25, 2002, the Company satisfied the minimum stockholders' equity requirement of $5 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 28th day of March, 2003.

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

Signature	Title	Date

/s/ GEORGE A. HALLENBECK George A. Hallenbeck	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003
/s/ BRIAN R. ERVINE Brian R. Ervine	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ DONALD R. DIXON Donald R. Dixon	Director	March 28, 2003
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	March 28, 2003
/s/ BRENDAN REIDY Brendan Reidy	Director	March 28, 2003

CERTIFICATION

        I, George A. Hallenbeck, certify that:

          1.    I have reviewed this annual report on Form 10-K of Evolving Systems, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ GEORGE A. HALLENBECK George A. Hallenbeck Chief Executive Officer

CERTIFICATION

        I, Brian R. Ervine, certify that:

          1.    I have reviewed this annual report on Form 10-K of Evolving Systems, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BRIAN R. ERVINE Brian R. Ervine Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Evolving Systems, Inc.

        In our opinion, the financial statements listed in the index appearing under Item 15(1)(a) on page 30 present fairly, in all material respects, the financial position of Evolving Systems, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Denver, Colorado
March 4, 2003, except for Note 11, as to which the date is March 26, 2003

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(in thousands except share data)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,601	$11,796
Contract receivables, net of allowance of $290 and $348 At December 31, 2002 and 2001, respectively	12,727	9,144
Unbilled work-in-progress	129	5,308
Prepaid and other current assets	804	1,260

Total current assets	22,261	27,508
Property and equipment, net	2,004	4,783
Restricted cash	500	—

Total assets	$24,765	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$34	$29
Accounts payable and accrued liabilities	4,176	4,146
Unearned revenue	14,523	9,710

Total current liabilities	18,733	13,885
Long-term obligations	141	115

Total liabilities	18,874	14,000
Stockholders' equity:
Preferred stock, Series A; $.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 13,305,052 and 13,292,339 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	13	13
Additional paid-in capital	53,634	53,627
Accumulated deficit	(47,756)	(35,349)

Total stockholders' equity	5,891	18,291

Total liabilities and stockholders' equity	$24,765	$32,291

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
Revenue
License fees and related services	$10,388	$10,970	$20,404
Customer support and other services	12,575	23,085	33,352

Total revenue	22,963	34,055	53,756

Costs of revenue and operating expenses
Costs of license fees and related services, excluding depreciation and amortization	3,926	6,998	8,997
Costs of customer support and other services, excluding depreciation and amortization	13,093	22,411	23,609
Sales and marketing	4,907	8,206	8,366
General and administrative	5,420	8,738	10,927
Product development	1,209	3,076	370
Depreciation and amortization	1,771	2,483	3,214
Restructuring and other expenses	5,079	—	—

Total costs of revenue and operating expenses	35,405	51,912	55,483

Loss from operations	(12,442)	(17,857)	(1,727)

Other income (expense)
Interest income	130	411	829
Interest expense	(27)	(26)	(95)
Loss on disposal of assets	(68)	(129)	(52)

Other income, net	35	256	682

Loss before income taxes	(12,407)	(17,601)	(1,045)
Provision for income taxes	—	1,547	—

Net loss	$(12,407)	$(19,148)	$(1,045)

Basic loss per common share	$(0.93)	$(1.46)	$(0.08)

Diluted loss per common share	$(0.93)	$(1.46)	$(0.08)

Weighted average basic shares outstanding	13,295	13,075	12,673
Weighted average diluted shares outstanding	13,295	13,075	12,673

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	$.001 Par Common Stock
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 1999	12,446,965	$12	$51,774	$(89)	$(15,156)	$36,541
Stock option exercises	349,820	1	856	—	—	857
Amortization of deferred compensation	—	—	—	52	—	52
Common Stock issued pursuant to the Employee Stock Purchase Plan	153,835	—	433	—	—	433
Net loss	—	—	—	—	(1,045)	(1,045)

Balances, December 31, 2000	12,950,620	13	53,063	(37)	(16,201)	36,838

Stock option exercises	56,074	—	157	—	—	157
Amortization of deferred compensation	—	—	—	37	—	37
Common Stock issued pursuant to the Employee Stock Purchase Plan	285,645	—	407	—	—	407
Net loss	—	—	—	—	(19,148)	(19,148)

Balances, December 31, 2001	13,292,339	13	53,627	—	(35,349)	18,291

Stock option exercises	8,217	—	6	—	—	6
Common Stock issued pursuant to the Employee Stock Purchase Plan	4,496	—	1	—	—	1
Net loss	—	—	—	—	(12,407)	(12,407)

Balances, December 31, 2002	13,305,052	$13	$53,634	$—	$(47,756)	$5,891

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,407)	$(19,148)	$(1,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred compensation	—	37	52
Depreciation and amortization	1,771	2,483	3,214
Loss on impairment and disposal of property and equipment	1,188	129	52
Bad debt expense	(21)	60	604
Provision for deferred income taxes	—	1,547	—
Change in operating assets and liabilities:
Contract receivables	(3,562)	5,998	(6,182)
Unbilled work-in-progress	5,179	8,802	(5,760)
Prepaid and other assets	456	362	(46)
Accounts payable and accrued liabilities	30	(908)	2,055
Unearned revenue	4,813	3,829	(3,398)
Long-term obligations	59	—	—

Net cash provided by (used in) operating activities	(2,494)	3,191	(10,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(204)	(2,115)	(2,182)
Proceeds from sale of property and equipment	24	2	34
Purchases of short-term investments	—	—	(33,709)
Sales of short-term investments	—	5,931	45,785

Net cash provided by (used in) investing activities	(180)	3,818	9,928

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(28)	(160)	(647)
Proceeds from the issuance of stock	7	565	1,289
Restricted cash	(500)	—	—

Net cash provided by (used in) financing activities	(521)	405	642

Net increase (decrease) in cash and cash equivalents	(3,195)	7,414	116
Cash and cash equivalents at beginning of period	11,796	4,382	4,266

Cash and cash equivalents at end of period	$8,601	$11,796	$4,382

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$27	$21	$80
Income taxes paid	—	—	$18
Assets acquired under capital lease	—	$190	—

The accompanying notes are an integral part of these financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

        Evolving Systems, Inc. ("we", "our", "us") is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS), enhanced services platforms and our customers rely on us to provide systems integration services.

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with passage of the Telecommunications Act of 1996, we made a strategic decision to add software products to our established professional services offering. Since that time we have built a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC-mandates to extend the life of the North American Numbering Plan. Number Portability is mandated and implemented for all US wireline carriers today and is expected to be implemented by all U.S. wireless carriers by November 24, 2003. Number conservation or number pooling is mandated for all U.S. carriers and is in various stages of implementation for both US wireline and wireless carriers today.

        Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan which, in addition to significant operational cost reductions included the reengineering of our solutions strategy to reflect a more balanced mix of services and products. We branded our new business strategy ServiceXpress.

Financial Condition

        While the Company believes it has adequate working capital to meet its obligations throughout 2003, the Company has incurred losses of approximately $12.4 million, $19.1 million, and $1.0 million in 2002, 2001, and 2000, respectively, and has an accumulated deficit of approximately $47.8 million as of December 31, 2002. The net loss incurred in 2002 is attributed to a significant decline in revenue due to the slowdown in the economy, particularly in the telecommunications industry which is the Company's largest market. Due to these factors the Company took steps in 2002 to reduce its annual operating expenses through headcount reductions, subcontractor reductions, benefit reductions and office closings.

        To the extent the Company experiences a continued decline in revenue resulting in a shortfall from 2003 planned amounts, or is unable to invoice and collect in a timely manner under its customer revenue arrangements, it could have a material adverse impact on the Company's ability to meet its intended business objectives. Management believes that the Company has the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet the Company's cash needs through the next year.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to the collectibility of accounts receivable and the estimates to complete long-term contracts. Actual results could differ from these estimates.

Cash and Cash Equivalents

        All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit.

        As of December 31, 2002, the Company had $500,000 of restricted cash in connection with the restructuring of its headquarters lease. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing.

Product Development Costs

        Expenditures for software product development are expensed as incurred.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable and unbilled work-in-progress. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from their customers.

        Historically, a substantial portion of our revenue came from a limited number of customers, all in the telecommunications industry. During 2002, we recognized approximately 66% of our total revenue from three significant customers, who each were responsible for more than 10% of our total revenue (Significant Customers). In 2001 and 2000, approximately 67% of our revenue came from four Significant Customers. We may continue to depend on large contracts with a small number of Significant Customers. This can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual support contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers would materially harm our business, financial condition and results of operations.

	Percent of Revenue 2002	Percent of Revenue 2001	Percent of Revenue 2000
Customer A	10%	—	—
Customer B	9%	21%	20%
Customer C	—	17%	15%
Customer D	26%	17%	17%
Customer E	30%	12%	15%

Totals	75%	67%	67%

        At December 31, 2002 and 2001, two customers accounted for 85% and 72% of contract receivables, respectively, as follows:

	Percent of Contract Receivables 2002	Percent of Contract Receivables 2001
Customer D	43%	12%
Customer E	42%	60%

Totals	85%	72%

Fair Value of Financial Instruments

        The carrying amounts for certain financial instruments, including cash and cash equivalents, certificates of deposit, contract receivables, accounts payable, accrued expenses and capital leases, approximate fair value due to their short maturities.

Advertising and Promotion Costs

        All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $836,000, $1.7 million and $1.1 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and Equipment and Long-Lived Assets

        Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over their estimated useful lives, generally two to four years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

        Evaluations of the carrying value of long-lived assets are performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the evaluation, the Company estimates the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure the carrying value has not been impaired.

Revenue Recognition

        We derive revenue from two primary sources: the license of software solutions and related services and the maintenance and support of our licensed products, certain custom development products and professional services. We recognize revenue in accordance with Statements of Position, or SOP 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions." In addition we have adopted Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. The Company derives revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving software products and related services. Other services revenue consists of revenue from custom software development, systems integration of third party products, annual maintenance and support contracts, professional services and training.

        License fees and related services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 81-1, "Accounting for Long-Term Construction Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

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

        Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from professional services provided pursuant to time-and-materials contracts and training are recognized as the services are performed.

        Annual customer support and maintenance revenue is recognized ratably over the service period, which is generally 12 months. When maintenance or training services are bundled with the original license fee arrangement, their fair value is deferred and recognized during the periods such services are provided.

        We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

Allowance for Doubtful Accounts

        Management makes judgments related to the Company's ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using the historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

Reclassifications

        Certain years' prior balances have been reclassified to conform to current year's presentation.

        During the first quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred." EITF Issue No. 01-14 requires reimbursements for out-of-pocket expenses to be reported as revenue in the Statements of Operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for all prior periods presented have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14 reimbursable expenses of $109,000, $159,000 and $914,000 for the years ended December 31, 2002, 2001 and 2000, respectively were reclassified to conform to the new presentation. There was no impact on net loss for any periods presented.

Stock-based Compensation

        The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock-based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation,". Non-employee stock compensation arrangements are accounted for under FAS 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services."

        Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $0.56, $1.07 and $4.25 in 2002, 2001 and 2000, respectively. The fair value has been estimated using the following assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 141%, 124% and 134%; and weighted average risk free interest rates of 2.9%, 4.0% and 6.5%.

        In all years presented, basic loss per share equals diluted loss per share as inclusion of common stock equivalents would be anti-dilutive to the Company's net losses.

        The pro forma impact on the Company's net loss per share had compensation cost for all of the Company's stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(12,407)	$(19,148)	$(1,045)
Stock based compensation expense under the fair value based method for all awards, net of tax effects	(1,603)	(2,890)	(2,788)

SFAS No. 123 Pro forma	$(14,010)	$(22,038)	$(3,833)

Net loss per share:
As reported	$(0.93)	$(1.46)	$(0.08)
SFAS No. 123 Pro forma	$(1.05)	$(1.69)	$(0.30)

Earnings Per Common Share

        Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common stock equivalents. Common stock equivalents consist of stock options and warrants. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Basic Earnings Per Share
Net loss	$(12,407)	$(19,148)	$(1,045)
Basic weighted average common shares outstanding	13,295	13,075	12,673
Basic earnings per common share	$(0.93)	$(1.46)	$(0.08)

Diluted Earnings per Share
Net loss	$(12,407)	$(19,148)	$(1,045)

Basic weighted average number of shares outstanding	13,295	13,075	12,673
Effect of Dilutive Securities
Options and warrants	—	—	—
Conversion of preferred shares	—	—	—

Diluted weighted average common shares outstanding	13,295	13,075	12,673

Diluted earnings per share	$(0.93)	$(1.46)	$(0.08)

        All options and warrants outstanding during all periods were excluded from the computation of diluted EPS because of the net loss in each of those periods.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We anticipate that the adoption of SFAS No. 143 as of January 1, 2003 will not have a material impact on our financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. We anticipate that the adoption of SFAS No. 146 as of January 1, 2003 will not have a material impact on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123", which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        In November 2002, the FASB issued FASB Interpretation, FIN, No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN No. 45. The Interpretation requires that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.

The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, often referred to as "Special Purpose Entities," to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not currently believe FIN No. 46 will have a material impact on our financial statements.

2. Balance Sheet Components

        The components of certain balance sheet line items are as follows (in thousands):

	As of December 31,
	2002	2001
Property and equipment
Computer equipment and purchased software	$22,747	$23,170
Furniture, fixtures and leasehold improvements	1,719	3,699

	24,466	26,869
Less accumulated depreciation	(22,462)	(22,086)

	$2,004	$4,783

        Included in property and equipment at December 31, 2002 and 2001 are assets under capital lease. During 2001, all of the capital leases from 2000 expired, and the Company entered into a new capital lease. There were no new capital leases during 2002. Amortization expense related to assets under capital leases was $34,000 and $42,000 for the years ended December 31, 2002 and 2001, respectively.

	As of December 31,
	2002	2001
Assets acquired under capital lease
Original book value	$89	$190
Accumulated amortization	(43)	(42)

Net book value	$46	$148

	As of December 31,
	2002	2001
Accounts payable and accrued liabilities
Accounts payable	$311	$875
Accrued compensation and related expenses	1,753	2,274
Restructuring payable	1,383	—
Other	729	997

	$4,176	$4,146

3. Leases and Commitments

        Evolving Systems leases office and operating facilities and various types of equipment under non-cancelable operating leases. Current facilities leases include the Company's headquarters and satellite field offices. All of the satellite offices were closed during 2002 and the headquarters lease was restructured in order to decrease the term of the lease as well as the amount of space being leased. Satellite offices that were closed during the year had the remaining lease obligation, net of anticipated sublease income, accrued as of the date which the office was closed. (see Note 4). Rent expense was $1.2 million, $2.0 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense is net of sublease rental income of $37,000, $0 and $930,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income related to the offices affected by the restructuring is adjusted against the restructuring liability and is not netted against rent expense.

        The Company's headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases 3% annually as of June 1.

        Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2002, net of rental income under non-cancelable subleases, are as follows (in thousands):

	Operating Leases	Capital Leases
2003	$569	$47
2004	598	47
2005	556	47
2006	524	—
2007	203	—
Thereafter	—	—

Total minimum lease payments	$2,450	$141

Less: Amount representing interest		25

Principal balance of capital lease obligations		116
Less: Current portion of capital lease obligations		34

Long-term portion of capital lease obligations		$82

4. Restructuring and Other Expenses

        Due to the continued downturn in the telecommunications industry, the Company's sharp decline in revenue, the delay in ruling on wireless number portability and other factors in late 2001 and early 2002, management implemented a restructuring plan (the "Plan"). The Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets. The Company recorded $5.1 million in restructuring and other expenses for the year ended December 31, 2002.

        Work force reductions.    The Company reduced its staff by 165 people (41 in the first quarter, 78 in the second quarter, 29 in the third quarter and 17 in the fourth quarter) in 2002. As a result, the Company recorded expenses associated with these reductions in staff of approximately $1.5 million in restructuring and other expenses for the year ended December 31, 2002. All payments for these employees were contractually defined and fixed. At December 31, 2002 approximately $150,000 remained in accounts payable and accrued liabilities related to these workforce reductions. This amount will be paid out over the terms of each employee's separation agreement, which do not extend beyond June 2003.

        The following table summarizes the number of employee positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16

Total	165

        Restructure of headquarters lease.    In June 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability of $2.0 million in restructuring and other expenses less a net benefit of approximately of $200,000 of rent escalation liabilities that were reversed and building improvement costs that we assumed. The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007. During 2002, the Company paid its landlord $1.1 million, with the remaining $900,000 payable in $100,000 monthly installments through September 2003. In addition the Company owes the landlord $176,000 as a result of building improvements that had to be made related to the amendment of the lease. As of December 31, 2002, $1.1 million was included in accounts payable and accrued liabilities related to this obligation. The payment of the lease cancellation charge is collateralized by the Company's contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing.

        Closure of satellite offices.    The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $484,000 were recorded for the year ended December 31, 2002, as restructuring and other expenses. During the year ended December 31, 2002, the Company made cash payments of $327,000, net of sublease income of $29,000, related to these leases. At December 31, 2002, $98,000 was included in accounts payable and accrued liabilities, and an additional $59,000, was included in long-term obligations, related to these office closures, which will be paid over the remaining lease terms, ranging from 22 months to 40 months. The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures.

        Impairment of assets.    The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the year ended December 31, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to the Company's employee reductions. These assets were taken out of service in the second quarter and were disposed of during the third quarter of 2002.

        Other Costs.    The Company recorded an expense of $106,000 related to other assets that would no longer be utilized by the Company as a result of the restructuring.

        The following table summarizes the components of the restructuring and other expenses, the payments made during the period presented and the remaining accrual as of December 31, 2002 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Restructuring Costs Subtotal	Impairment of Assets	Other Costs	Total Restructuring and Other Charges
1st quarter expense	$301	$—	$340	$641	$—	$—	$641
1st quarter cash payments	(301)	—	—	(301)	—		(301)

Accrual balance March 31, 2002	—	—	340	340	—		340

2nd quarter expense	900	1,803	127	2,830	1,094	116	4,040
2nd quarter disposal of assets	—	347	—	347	—	(116)	231
2nd quarter cash payments	(610)	—	(138)	(748)	—	—	(748)

Accrual balance June 30, 2002	290	2,150	329	2,769	1,094	—	3,863

3rd quarter expense	310	—	—	310	—	—	310
3rd quarter disposal of assets	—	—	—	—	(1,094)	—	(1,094)
3rd quarter cash payments	(190)	(800)	(139)	(1,129)	—	—	(1,129)

Accrual balance September 30, 2002	410	1,350	190	1,950	—	—	1,950

4th quarter expense and adjustments	29	26	17	72	26	(10)	88
4th quarter disposal of assets	—	—	—	—	(26)	10	(16)
4th quarter cash payments	(289)	(300)	(50)	(639)	—	—	(639)

Accrual balance December 31, 2002	$150	$1,076	$157	$1,383	$—	$—	$1,383

5. Stock Based Compensation

Stock Options

        In January 1996, the Company approved "The Amended and Restated Stock Option Plan" (the "Option Plan"). Under the Option Plan, 6,850,000 shares of the Company's common stock are reserved for issuance, of which 3,537,061 shares were available for grant as of December 31, 2002. The Company has also reserved 910,633 shares of common stock for the issuance of warrants. Options issued under the Option Plan are at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant.

        Prior to the Company's Initial Public Offering, stock options were granted with an exercise price not less than fair value of the Company's common stock as determined by the Board of Directors at the date of grant. In 1997, in connection with the Company's planned public offering, the Company recorded $1.3 million as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted. Such deferred compensation cost was amortized over the vesting period of the options. Of the total amount, $0, $37,000 and $52,000 were recognized as expense during the years ended December 31, 2002, 2001 and 2000, respectively. All amounts were fully amortized as of December 31, 2001.

        The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2002 follows:

	Stock Options and Warrants Outstanding				Stock Options and Warrants Exercisable
	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options	$0.28-$0.39	338,354	9.74	$0.36	30,002	$0.35
	$0.58-$0.83	1,123,825	8.47	$0.65	348,671	$0.67
	$0.99-$2.44	287,133	8.46	$1.65	107,255	$2.20
	$4.94-$6.82	314,855	6.08	$2.98	298,066	$2.95

		2,064,167	8.31	$1.10	783,994	$1.73

Warrants	$ 0.80	910,633	0.42	$0.80	910,633	$0.80

        The following is a summary of stock option activity:

	Options	Warrants	Weighted Average Exercise Price	Options and Warrants Exercisable	Weighted Average Exercise Price
Options & Warrants outstanding at 12/31/99	2,987,024	910,633	$3.21	1,500,978	$1.43

Options Granted	1,132,567		$6.13
Less options forfeited	(637,846)		$5.49
Less options exercised	(349,820)		$2.59

Options & Warrants outstanding at 12/31/00	3,131,925	910,633	$3.72	2,068,125	$2.34

Options Granted	2,225,700		$1.45
Less options forfeited	(620,084)		$4.46
Less options exercised	(56,074)		$2.42

Options & Warrants outstanding at 12/31/01	4,681,467	910,633	$2.75	2,683,050	$2.82

Options Granted	728,354		$0.72
Less options forfeited(1)	(3,337,437)		$3.86
Less options exercised	(8,217)		$0.73

Options & Warrants outstanding at 12/31/02	2,064,167	910,633	$1.01	1,694,627	$1.23

        Included in total options and warrants exercisable at December 31, 2002, 2001 and 2000, are 910,633 warrants issued in connection with a 1996 debt financing. See Note 11.

(1)
Included in the options forfeited in 2002 are 1,586,254 of shares that were exchanged by employees in the stock option exchange program.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, ("ESPP") the Company is authorized to issue up to 900,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the ESPP, employees purchased 4,496, 285,645 and 153,835 shares in 2002, 2001 and 2000, respectively.

        The fair value of each ESPP grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000, respectively: no dividend yield for all periods; an expected life of .5 years, .5 years and .5 years; volatility of 141%, 124% and 134%; and a risk free interest rate of 1.83%, 4.04% and 5.93%.

        At December 31, 2001, all authorized shares under the ESPP were issued and no further shares were available for purchase. Employee contributions made to purchase shares in excess of the authorized shares for the period July 1-December 31, 2001 were refunded to the employees. In 2002, an additional 300,000 shares were made available for purchase in the Plan. As of December 31, 2002, there were 295,491 shares remaining.

Stock Option Exchange Program

        On September 4, 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on October 2, 2002. The exchange resulted in voluntary cancellation of 1,586,254 employee stock options with varying exercise prices in exchange for the same number of replacement options. The replacement options will have the same terms and conditions as each optionee's cancelled options, including expiration date for the cancelled options, except that: (1) the replacement options will be granted on April 3, 2003; (2) all replacement options will have an exercise price equal to the greater of (a) the fair market value of our common stock on the replacement options grant date or (b) one dollar ($1.00); (3) six months will be added to the vesting schedule of the replacement options grant; and (4) the optionee must be an employee of the Company on the date of the replacement grant in order to receive replacement options. Based on the present authoritative guidance, the Company believes it will not incur any compensation charges for accounting purposes in connection with the program.

6. Guarantor Arrangements

        In November 2002, the FASB issued FASB Interpretation, FIN, No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN No. 45. The Interpretation requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of the Interpretation. The following is a summary of our agreements that we have determined are within the liability provisions and the disclosure provisions of FIN No. 45.

        As permitted under Delaware law, we have agreements with our officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Directors and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

        We have an agreement with Colorado National Bank whereby we guarantee the expenses incurred by certain of our employees in connection with the employee's use of Company sponsored credit card. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Company policy provides that this credit card may only be used for Company-related business; however, there is no effective mechanism to prevent employees from using the credit card for personal use. Although the employee is primarily responsible for paying this obligation, in the event the employee fails to do so, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

        We enter into standard indemnification terms with our customers, as discussed below, in our ordinary course of business. Because we subcontract some of the development of our deliverables under our customer contracts, we could be required to indemnify our customers for work performed by our subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to our customers results from the subcontractor's failure to perform. To the extent we are unable to recover damages from our subcontractors, the Company could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of our subcontractors' failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

        We enter into standard indemnification terms with our customers in the ordinary course of business under which we agree to indemnify our customers for certain claims arising out of our performance under our contracts. As these represent guarantees of our own performance, no liability has been recognized under FIN 45:

        We have entered into a lease for our corporate headquarters, as well as leases for the satellite offices which we have under sublease. Under the terms of these leases, we agree to indemnify, hold harmless and agree to reimburse the landlords for personal injury and property damage suffered or incurred by them in connection with our occupancy of the premises. The terms of these indemnification agreement is for the term of the leases. We carry general commercial liability insurance which may limit our exposure under these indemnification agreements. Because these are guarantees of our own future performance, we are not required to record a liability for these obligations under FIN No. 45. We currently do not have any pending claims under these indemnification provisions.

7. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	—	—	—

Deferred:
Federal	—	1,547	—
State	—	—	—

Total	$—	$1,547	$—

        As of December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $43.6 million and $33.2 million, respectively, related to U.S. federal and state jurisdictions. The federal net operating loss expires at various times beginning in 2018. In addition, the Company has research and development credit carryforwards of approximately $1.4 million which begin to expire in 2011. The Internal Revenue Code places limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in the Company's ownership occur. Changes in the Company's ownership have occurred that will limit the future utilization of the carryforwards.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2002	2001
Deferred tax assets
Net operating loss carryforwards	$16,132	$12,400
Deferred revenue	—	—
Research and development credit carryforwards	1,401	1,401
Depreciable assets	196	155
Restructuring	554	—
Other	411	138

Total deferred tax assets	18,694	14,094

Deferred tax liabilities
Depreciable assets	—	—

Total deferred tax liabilities	—	—
Net deferred tax asset before valuation allowance	18,694	14,094
Valuation allowance	(18,694)	(14,094)

Net deferred tax asset	$—	$—

        During 2001, the Company recorded a full valuation allowance against the deferred tax asset resulting in a $1.5 million tax provision. The Company continues to maintain a full valuation allowance due to the uncertainties related to the Company's ability to utilize its deferred tax asset. The current change in valuation allowance of $4.6 million is primarily due to the increase in net operating loss carryforwards. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

        The provision for income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 34% to the loss before income taxes as follows for the years ended December 31:

	As of December 31,
	2002	2001	2000
U.S. federal income tax benefit at statutory rates	$(4,218)	$(5,984)	$(355)
Permanent differences	25	—	—
Prior year filing effects	—	—	300
Research & development credits	—	—	—
State income tax benefit, net of federal benefit	(407)	(574)	(42)
Change in valuation allowance	4,600	8,028	184
Other	—	77	(87)

Provision for income taxes	$—	$1,547	$—

8. Benefit Plans

        Evolving Systems has a 401(k) Plan that is available to all employees 21 years of age or older with one-quarter year service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest 100% after completion of three years service. During 2002, 2001 and 2000, the Company contributed $268,000, $1.5 million and $1.5 million respectively, under the 401(k) Plan.

9. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-makers, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as two key executives—the Chief Executive Officer and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by the nature of the products and services provided. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies.

        As a result of the downturn in the telecommunications industry, reductions in staff and changes in management, the Company revised how it looks at its business, and it no longer uses the segments reported prior to June 30, 2002 to evaluate performance and make operating decisions. The Company currently operates its business as three operating segments based on revenue type: product revenue, customer support revenue and other services revenue. The Company provides products and services solely within the United States geographic area. Total assets and margins have not been specified because information is not available to the chief operating decision-making group. The Company will continue to review its internal reporting structure for future changes which may result in additional disclosures. Prior year balances have been reclassed to conform to the current year's presentation.

        Revenue information by segments is as follows (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Product revenue	$10,388	$10,970	$20,404
Customer support	6,857	5,541	4,684
Other services	5,718	17,544	28,668

	$22,963	$34,055	$53,756

10. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

11. Subsequent Events

        All warrants outstanding as of December 31, 2002, were exercised as of March 17, 2003, as a result of cashless exercises that resulted in the issuance of 435,408 shares of common stock.

12. Quarterly Financial Information (Unaudited)

        Quarterly financial information is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001
Total revenue(1)(2)	$13,640	$11,991	$4,105	$4,319
Less: operating expenses	13,209	12,418	13,326	12,959

Income (loss) from operations	431	(427)	(9,221)	(8,640)
Income (loss) before income taxes(3)	595	(315)	(9,162)	(8,719)
Net income (loss)	$467	$(249)	$(10,647)	$(8,719)

Net income (loss) per common share
Basic	$0.04	$(0.02)	$(0.81)	$(0.66)
Diluted	$0.03	$(0.02)	$(0.81)	$(0.66)
Year Ended December 31, 2002
Total revenue(4)	$4,398	$4,607	$6,640	$7,318
Less: operating expenses(5)	11,318	12,015	6,420	5,652

Income (loss) from operations	(6,920)	(7,408)	220	1,666
Income (loss) before income taxes	(6,907)	(7,370)	239	1,631
Net income (loss)	$(6,907)	$(7,370)	$239	$1,631

Net income (loss) per common share
Basic	$(0.52)	$(0.55)	$0.02	$0.12
Diluted	$(0.52)	$(0.55)	$0.02	$0.12

(1)
For the three months ended September 30, 2001, the Company had negative license fee and related services revenue as a result of increased testing requirements on a large contract that caused an increase in estimated hours on the project. This caused the percentage-of-completion to decline and revenue to be reversed. The impact of this change in estimated hours was a reduction in revenue of $349,000.

(2)
For the three months ended December 31, 2001, the Company terminated its revenue sharing ASP arrangement it had previously entered into with one of its customers. The impact of this termination was a reduction in revenue of $1.2 million.

(3)
In the third quarter a full valuation allowance was recorded relating to the Company's deferred tax asset. See Note 7.

(4)
For the three months ended September 30, 2002 and December 31, 2002, we decreased total estimated hours on a significant fixed price project that resulted in an increase in revenue of approximately $700,000 and $1.0 million, respectively.

(5)
For the three months ended December 31, 2002, we had a benefit of $138,000 due to a decrease in the allowance for doubtful accounts. The decrease in the allowance for doubtful accounts is due to collections from customers.

FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is filed as a part of this Report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements or notes thereto, included herein.

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Reduction in Allowance	Write-Offs Charged to Allowance	Balance at End of Period
2002	Allowance for doubtful accounts	$348	$117	$138	$37	$290
2001	Allowance for doubtful accounts	$642	$60	$—	$354	$348
2000	Allowance for doubtful accounts	$38	$604	$—	$—	$642

S-1