Form 10-Q
period 2003-03-31
EVOLVING SYSTEMS INC
filed 2003-05-08
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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
(Registrant’s telephone number)

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

As of April 25, 2003 there were 13,847,289 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(in thousands except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,910	$8,601
Contract receivables, net of allowance of $298 and $290 at March 31, 2003 and December 31, 2002, respectively	4,062	12,727
Unbilled work-in-progress	537	129
Prepaid and other current assets	829	804
Total current assets	22,338	22,261
Property and equipment, net	1,720	2,004
Restricted cash	500	500
Total assets	$24,558	$24,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$35	$34
Accounts payable and accrued liabilities	3,923	4,176
Unearned revenue	11,310	14,523
Total current liabilities	15,268	18,733
Long-term obligations	233	141
Total liabilities	15,501	18,874
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 13,846,489 and 13,305,052 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively.	14	13
Additional paid-in capital	53,706	53,634
Accumulated deficit	(44,663)	(47,756)
Total stockholders’ equity	9,057	5,891
Total liabilities and stockholders’ equity	$24,558	$24,765

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE
License fees and services (Note 1)	$5,004	$1,929
Customer support (Note 1)	3,587	2,469
Total revenue	8,591	4,398

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and services, excluding depreciation and amortization (Note 1)	1,893	2,130

Cost of customer support, excluding depreciation and amortization (Note 1)	1,307	3,636
Sales and marketing	705	1,883
General and administrative	916	1,952
Product development	276	554
Depreciation and amortization	330	522
Restructuring and other expenses	118	641
Total costs of revenue and operating expenses	5,545	11,318

Income (loss) from operations	3,046	(6,920)
Other income, net	47	13

Net income (loss)	$3,093	$(6,907)

Basic earnings (loss) per common share	$0.23	$(0.52)

Diluted earnings (loss) per common share	$0.21	$(0.52)

Weighted average basic shares outstanding	13,437	13,292
Weighted average diluted shares outstanding	14,456	13,292

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,093	$(6,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	330	522
Loss (gain) on impairment and disposal of property and equipment	(4)	18
Bad debt expense	8	42
Change in operating assets and liabilities:
Contract receivables	8,657	5,156
Unbilled work-in-progress	(408)	1,820
Prepaid and other current assets	(25)	(111)
Accounts payable and accrued liabilities	(253)	38
Unearned revenue	(3,213)	358
Long-term obligations	101	—
Net cash provided by operating activities	8,286	936

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(49)	(27)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(42)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease payments	(8)	(7)
Proceeds from the issuance of stock	73	—
Net cash provided by (used in) financing activities	65	(7)

Net increase in cash and cash equivalents	8,309	902
Cash and cash equivalents at beginning of period	8,601	11,796
Cash and cash equivalents at end of period	$16,910	$12,698

Supplemental disclosure of other cash and non-cash financing transactions:
Interest Paid	$5	$5

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (“Evolving Systems”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2002 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Reclassifications. Certain prior period’s balances have been reclassified to conform to the current period’s presentation.

Prior period revenue and costs of revenue balances have been reclassified to conform to the current period’s presentation.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring support projects.  Delivery projects include licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning with the current period, all delivery projects will be classified as license fees and services and all support projects will be classified as customer support.  This change has not impacted our revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  The table below summarizes (in thousands) the effect of the reclassifications on the reported revenue and costs of revenue for the three months ended March 31, 2002.

Three Months Ended March 31, 2002
Revenue
License fees and related services (as previously reported)	$1,431
Warranty maintenance	(360)
Services	858
License fees and services (reclassified)	1,929

Customer support and other services (as previously reported)	2,967
Warranty maintenance	360
Services	(858)
Customer support (reclassified)	2,469

Total revenue (as previously reported and reclassified)	$4,398

Costs of revenue
Costs of license fees and related services, excluding depreciation and amortization (as previously reported)	$1,397
Warranty maintenance	(529)
Services	1,262
Costs of license fees and services, excluding Depreciation and amortization (reclassified)	2,130

Costs of customer support and other services, excluding depreciation and amortization (as previously reported)	4,369
Warranty maintenance	529
Services	(1,262)
Costs of customer support, excluding depreciation and amortization (reclassified)	3,636

Total costs of revenue, excluding depreciation and amortization (as previously reported and reclassified)	$5,766

For the three months ended March 31, 2002, restructuring and other expenses relating to lease abandonment and employee severance were previously included in costs of license fees and related services, excluding depreciation and amortization; costs of other services, excluding depreciation and amortization; sales and marketing and general and administrative expenses in the Company’s Form 10-Q.  For comparative purposes, these costs have been reclassified to restructuring and other expenses.

(2)  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) was computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares was anti-dilutive.

No reconciliation of the EPS numerators was necessary for the three months ended March 31, 2003 and 2002 as net income (loss) was used as the numerator for each period.  The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Basic common shares outstanding	13,437	13,292
Dilutive effect of common stock options and warrants	1,019	—
Dilutive common shares outstanding	14,456	13,292

Options to purchase 508,000 and 3.5 million shares of common stock were excluded from the dilutive common stock calculation for the three months ended March 31, 2003 and 2002, respectively because their exercise prices were greater than the average fair market value of the Company’s stock for the period and as such, they are anti-dilutive.  Options and warrants to purchase an additional 2.4 million shares of common stock whose exercise prices were below the average fair market value of the Company’s stock were excluded from the dilutive stock option calculation for the three months ended March 31, 2002 due to the net loss.

(3)  Stock-Based Compensation

We have elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.”

In accordance with the interim disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123” the pro forma effect on our net income or loss had compensation expense been recorded for the three months ended March 31, 2003 and 2002, respectively, as determined under the fair value method, as prescribed in SFAS 123, “Accounting for Stock Based Compensation” is shown below (in thousands, except per share data).  Due to the non-cash valuation allowance against our deferred tax asset, we did not record a tax benefit for this compensation expense deduction.

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$3,093	$(6,907)
Stock based compensation expense under the fair value method	67	614
Pro forma net income (loss)	$3,026	$(7,521)
Net income (loss) per common share:
As reported
Basic	$0.23	$(0.52)
Diluted	$0.21	$(0.52)
Pro forma
Basic	$0.23	$(0.57)
Diluted	$0.21	$(0.57)

(4)  Concentration of Credit Risk

For the three months ended March 31, 2003 and 2002, the Company recognized 82% (27%, 21%, 19% and 15%) and 78% (26%, 23%, 17% and 12%), respectively, of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.

As of March 31, 2003, four significant customers (greater than 10%) accounted for approximately 79% (32%, 26%, 11% and 10%) of contract receivables.  At December 31, 2002, two significant customers (greater than 10%) accounted for approximately 85% (43% and 42%) of contract receivables.

(5)  Income Taxes

As of March 31, 2003 and December 31, 2002, the Company continued to maintain a full valuation allowance due to the uncertainties related to the Company’s ability to utilize its deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

(6)  Stock Option Exchange Program

On September 4, 2002, the Company announced a voluntary stock option exchange program for its employees.  Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date.  The elections to cancel options were effective on October 2, 2002.  The exchange resulted in voluntary cancellation of 1,586,254 employee stock options with exercise prices ranging from $2.19 to $9.57, in exchange for the same number of replacement options.  Replacement options of 1,400,832 were issued on April 4, 2003, as a result of the stock option exchange program.  The replacement options have the same terms and conditions as each optionee’s cancelled options, including expiration date for the cancelled options, except that: (1) all replacement options have an exercise price of $2.85, which is equal to the fair market value of our common stock on April 4, 2003 and (2) six months was added to the vesting schedule of the replacement options grant.  Based on the present authoritative guidance, the Company did not incur any compensation charges in connection with the program.

(7)  Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the continued downturn in the telecommunications industry, the Company’s sharp decline in revenue, the delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets.  The plan was completed during the fourth quarter of 2002 with a remaining accrual as of March 31, 2003 of approximately $941,000 included in accounts payable and accrued liabilities

Work force reductions.  The Company paid severance, benefits and other related services to employees that were terminated during 2002.  All terminations were completed as of December 31, 2002.  As of March 31, 2003, approximately $80,000 was included in accounts payable and accrued liabilities related to these work force reductions.

The following table summarizes the number of employee positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16

Total	165

Restructure of headquarters lease.  In 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability.  The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007.  The payment of the lease cancellation charge is collateralized by the Company’s contract receivables. In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing.  As of March 31, 2003, $600,000 was included in accounts payable and accrued liabilities related to the restructure of the headquarters lease.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures.  As of March 31, 2003 approximately $100,000 was included in accounts payable and accrued liabilities and approximately $161,000 was included in long-term obligations, related to the closure of the satellite offices.

Impairment of assets.  The Company recorded a non-cash expense for the impairment of assets during 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease and the remainder was due to the abandonment of furniture and equipment related to the Company’s employee reductions. These assets were taken out of service and disposed of during 2002.

Other Costs.  The Company recorded an expense related to other assets that would no longer be utilized by the Company as a result of the restructuring.  All related assets were taken out of service during 2002.

The following table summarizes the components of the restructuring and other expenses, the payments made during the period presented and the remaining accrual as of March 31, 2003 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Restructuring Costs Subtotal	Impairment of Assets	Other Costs	Total Restructuring and Other Charges
1st quarter expense	$301	$—	$340	$641	$—	$—	$641
1st quarter cash payments	(301)	—	—	(301)	—	—	(301)
Accrual balance March 31, 2002	—	—	340	340	—	—	340
2nd quarter expense	900	1,803	127	2,830	1,094	116	4,040
2nd quarter disposal of assets	—	347	—	347	—	(116)	231
2nd quarter cash payments, net	(610)	—	(138)	(748)	—	—	(748)
Accrual balance June 30, 2002	290	2,150	329	2,769	1,094	—	3,863
3rd quarter expense	310	—	—	310	—	—	310
3rd quarter assets retired	—	—	—	—	(1,094)	—	(1,094)
3rd quarter cash payments, net	(190)	(800)	(139)	(1,129)	—	—	(1,129)
Accrual balance September 30, 2002	410	1,350	190	1,950	—	—	1,950
4th quarter expense	29	26	17	72	26	(10)	88
4th quarter adjustments	—	—	—	—	(26)	10	(16)
4th quarter cash payments, net	(289)	(300)	(50)	(639)	—	—	(639)
Accrual balance December 31, 2002	150	1,076	157	1,383	—	—	1,383
1st quarter expense and adjustments	(13)	—	131	118	—	—	118
1st quarter cash payments, net	(57)	(476)	(27)	(560)	—	—	(560)
Accrual balance March 31, 2003	$80	$600	$261	$941	$—	$—	$941

(8)  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which separate financial information is available.  This information is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer, Chief Financial Officer and Executive Vice President, of Sales and Operations as its chief operating decision makers. These chief operating decision makers review the revenues by segment and review overall results of operations.

The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the Statements of Operations).  The Company provides products and services solely within the United States geographic area.  Total assets have not been specified because the information is not available to the chief operating decision-making group.  As mentioned in Note 1, in the first quarter of 2003, the Company reviewed how it evaluates its business.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring support projects.  Delivery projects include licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning with the current period, all delivery projects will be classified as license fees and services and all support projects will be classified as customer support.  The segments currently being reported were not in use for the three months ended March 31, 2002 but those balances have been reclassed to conform to the current periods presentation.  There was no effect on total revenue or net income (loss) for any of the periods presented.

Revenue and costs of revenue information by segments is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue
License fees and services	$5,004	$1,929
Customer support	3,587	2,469
	8,591	4,398

Segment profit (loss), excluding depreciation and amortization
License fees and services	3,111	(201)
Customer support	2,280	(1,167)
	5,391	(1,368)

Other operating expenses	1,897	4,389
Depreciation and amortization	330	522
Restructuring and other	118	641
Operating income (loss)	$3,046	$(6,920)

(9)  Commitments and contingencies

In November 2002, the FASB issued FASB Interpretation, FIN, No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” or FIN No. 45. FIN No. 45 requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The

Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of FIN No. 45. The following is a summary of our agreements that we have determined are within the liability provisions and the disclosure provisions of FIN No. 45.

As permitted under Delaware law, we have agreements with our officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Directors and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, which may enable us to recover a portion of any future amounts paid. All of these indemnification agreements, except that of a new board member who was appointed to the Board of Directors on March 27, 2003, were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

(10)  Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  We have adopted the interim disclosure provisions as reflected in Note 2.

In January 2003, the FASB issued FASB Interpretation, FIN, No. 46 “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  The Company does not have any ownership in any variable interest entities as of January 31, 2003.  The Company will apply the consolidation requirements of FIN No. 46 in future periods should interest in a variable interest entity be acquired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in 2001 and 2002, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risk and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under “Risk Factors” on pages 8 through 13.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and enhanced services platforms. In addition, our customers rely on us to provide systems integration services. Our customers include five of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four major wireless carriers, representing greater than 20 percent of U.S. wireless subscribers. We offer software solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer our phone number inventory management software, NumeriTrack®, which allows the wireline and wireless carriers to comply with the government phone number conservation mandates. We are uniquely positioned as a provider of both OSS, enhanced services solutions and comprehensive systems integration capabilities because these complementary competencies enable us to more completely implement solutions across a customer’s infrastructure.

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with passage of the Telecommunications Act of 1996, we made a strategic decision to add licensed software products to our established professional services offerings. Since that time we have built a strong product portfolio that includes, but is not limited to, number portability software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC-mandates to extend the life of the North American Numbering Plan. Number Portability is mandated and implemented for U.S. wireline carriers today and is expected to be implemented by all U.S. wireless carriers by November 24, 2003. Number conservation or number pooling is mandated for all U.S. carriers and is in various stages of implementation for both U.S. wireline and wireless carriers today.

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

After we deliver a solution to one of our customers, we pursue follow-on business that includes software development services, software enhancements to our products and related integration, as well as customer support and maintenance services. Since the solutions we provide usually perform functions that are required for the operation of our customer’s business, we expect follow-on revenue to occur for several years after an initial sale.

While providing support and maintenance services, we become aware of new opportunities with our customers. This also allows us to expand our product portfolio and ServiceXpress tools to solve our customers’ needs.

Our ServiceXpress strategy is currently used in support of major solution and project implementations with several of our tier one carrier accounts. Going forward, we expect to follow this strategy with most of our customer engagements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  We have identified these policies below as critical to our business operations and the understanding of our results of operations.

•     Revenue recognition

•      Allowance for doubtful accounts

•      Income taxes

For a detailed discussion on the application of these accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table presents the Company’s statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,

	2003

		2002
Revenue:
License fees and services

	58%	44%
Customer support

	42%	56%
Total revenue

	100%	100%

Costs of revenue and operating expenses:

Cost of license fees and services, excluding depreciation and amortization

	22%	48%
Cost of customer support, excluding depreciation and amortization

	15%	83%
Sales and marketing

	8%	43%
General and administrative

	11%	44%
Product development

	3%	12%
Depreciation and amortization

	4%	12%
Restructuring and other expenses

	1%	15%
Total costs of revenue and operating expenses

	64%	257%

Income (loss) from operations

	36%	(157)%
Other income, net

	0%	0%
Net income (loss)

	36%	(157)%

The three months ended March 31, 2003 compared to the three months ended March 31, 2002

Revenue

Revenue is comprised of license fees and services and customer support.  License fees and services represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product as well as custom development, integration services and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services (Note 1).  Customer support and other services included the remaining revenue types.  Beginning with the current period, all delivery projects will be classified as license fees and services and all support projects will be classified as customer support.  This change has not impacted our revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  Customer support includes annual, recurring maintenance and support fees. Total revenue was $8.6 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively.

License Fees and Services

License fees and services revenues were $5.0 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.  License fees and services revenue increased $3.1 million or 159% for the three months ended March 31, 2003.  The increase in license fees and services for the three months ended March 31, 2003 is due to $1.6 million from a large LNP project that was completed in the first quarter of 2003 and an increase in the number of services projects due to several follow-on sales with a large customer.

Customer Support

Customer support revenues were $3.6 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.  Customer support revenue increased $1.1 million, or 45% for the three months ended March 31, 2003.  The increase in customer support revenue for the three months ended March 31, 2003 is due to an increase in our installed licensed software base.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization consist primarily of personnel costs, subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue were $3.2 million and $5.8 million for the three months ended March 31, 2003 and 2002, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of revenue for license fees and services, excluding depreciation and amortization, were $1.9 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $237,000, or 11% for the three months ended March 31, 2003 is due to decreased employee related expenses due to staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of license fee and services revenue, costs of license fees and services, excluding depreciation and amortization decreased to 38% for the three months ended March 31, 2003 from 110% for the three months ended March 31, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of revenue for customer support, excluding depreciation and amortization, were $1.3 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $2.3 million, or 64% for the three months ended March 31, 2003 is due to decreased employee related expenses due to staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization decreased to 36% for the three months ended March 31, 2003 from 147% for the three months ended March 31, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Sales and Marketing

Sales and marketing expenses consist of primarily compensation costs (including commissions), travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $705,000 and $1.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $1.2 million, or 63% for the three months ended March 31, 2003 is due to decreased employee related expenses due to a reduction in our sales and marketing staff, resulting from the Company’s restructuring plan, as well as decreases in travel and entertainment, trade shows and advertising costs.  As a percentage of total revenue, sales and marketing expenses decreased to 8% for the three months ended March 31, 2003 from 43% for the three months ended March 31, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan and decreased advertising expenses.

General and Administrative

General and administrative expenses consist principally of compensation costs for facilities, finance, legal, human resources and general management personnel.  General and administrative expenses were $916,000 and $2.0 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease of $1.0 million, or 53% for the three months ended March 31, 2003 is due to decreased employee related expenses due to staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of total revenue, general and administrative expenses decreased to 11% for the three months ended March 31, 2003 from 44% for the three months ended March 31, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Product Development

Product development expenses consist primarily of personnel, occupancy, and offshore development subcontractor expenses.  Product development expenses were $276,000 and $554,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease of $278,000, or 50% for the three months ended March 31, 2003 is due to our focus on developing specifically requested customer projects and our increased utilization of our offshore subcontractors.  As a percentage of revenue, product development expenses decreased to 3% for the three months ended March 31, 2003 from 12% for the three months ended March 31, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first quarter of 2003 compared to 2002 and decreased costs related to the focus on specific customer projects.

Restructuring and Other Expense

Restructuring and other expenses of $118,000 and $641,000 were recorded during the three months ended March 31, 2003 and 2002, respectively, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  We reduced our staff by 41 people in the first quarter of 2002.  All departments within the Company were impacted by the reductions.  As a result, we recorded restructuring and other expenses associated with these reductions in staff of approximately $301,000 during the three months ended March 31, 2002.  We recorded a credit of $13,000 during the three months ended March 31, 2003, related to an adjustment of our liability.  All payments for these employees were contractually defined, fixed, and communicated during the quarter.  At March 31, 2003 approximately $80,000 was remaining in accounts payable and accrued liabilities related to these workforce reductions.

•                  Closure of satellite offices.  We closed four of our five satellite field offices during the three months ended March 31, 2002.  Estimated costs to sublease or terminate the lease commitments of $131,000 and $340,000 for the three months ended March 31, 2003 and 2002, respectively, were recorded in restructuring and other expenses.  Expenses recorded in the three months ended March 31, 2003, were related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At March 31, 2003, approximately $100,000 was included in accounts payable and accrued liabilities, and approximately $161,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 19 month to 37 months.

Other Income, Net

Other income, net, was $47,000 and $13,000 for the three months ended March 31, 2003 and 2002, respectively.  The increase is due to higher interest income of approximately $12,000, as a result of increased cash balances for the three months ended March 31, 2003 and a loss on disposal of assets that occurred in 2002.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2003, our principal source of liquidity was $16.9 million in cash and cash equivalents, representing approximately 69% of total assets.  Working capital at March 31, 2003 was $7.1 million.

During the three months ended March 31, 2003 our cash and cash equivalents increased to $16.9 million from $8.6 million at December 31, 2002.  This increase is primarily a result of approximately $8.3 million provided by operations for the three months ended March 31, 2003.  The cash generated from operating activities is due to improved operating results and collections of our contract receivables.  This increase in operating cash flow was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of license fees and services.

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2003 of $16.9 million.

•                  Our profitability in the last three quarters and anticipated profitability during the year ended December 31 2003.

•                  Our current expense run rate.

•                  Our backlog of approximately $14.1 million, including $3.9 million in license fees and services and $10.2 million in customer support at March 31, 2003.

Thereafter, we may require additional funds to support our business objectives through equity or debt financing. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Factors That Might Affect Operating Results

These results should be read in conjunction with the risk factors defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Statements contained in this Quarterly Report with respect to future revenue and expenses are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described below and in more detail in our Annual Report on Form 10-K.

Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may cause volatility in the price of our common stock. These quarterly fluctuations may result from a number of factors, including the size of new contracts and when they are signed; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; delivery and quality of software provided by our subcontractors; actual or anticipated changes in government laws and regulations related to the telecommunications market; judicial or administrative actions about these laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; product lifecycles; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors’ delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; level and timing of expenses for product development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and marketing new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and marketing programs; regional office expansion; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation and general economic conditions. In the past, we earned a significant portion of our revenue from a small number of customers. We expect this will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer or delays in the performance of services for a customer could be materially harmful to our business, financial condition, results of operations, and cash flows.

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

•                  Regulatory issues. We cannot be certain of the nature and pace of enforcement of the Telecommunications Act of 1996.  For example, in 2001 Verizon Wireless filed a petition for forbearance from the FCC’s previous mandate to implement wireless number portability (“WNP”).  In July of 2002, the FCC denied that petition, and wireless carriers are now required to implement WNP by November 24, 2003.  There can be no assurance that the FCC will not delay WNP again.

•                  Mature market for number portability products.  The market for our number portability products is mature and there can be no assurances that we will successfully identify new product opportunities or will achieve market acceptance of new products brought to the market.  If our products do not perform satisfactorily, or if we have delays in product development, our business, financial condition and results of operations could be materially harmed.

For a more complete discussion of risk factors that might affect our business, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  We have adopted the interim disclosure provisions as reflected in Note 2 to the Financial Statements.

In January 2003, the FASB issued FASB Interpretation, FIN, No. 46 “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  The Company does not have any ownership in any variable interest entities as of January 31, 2003.  The Company will apply the consolidation requirements of FIN No. 46 in future periods should interest in a variable interest entity be acquired.

ITEM  3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

In the ordinary course of business we are exposed to certain market risks, primarily changes in interest rates.  Our cash balances are subject to interest rate fluctuations and as such, interest income amounts may fluctuate from current levels.

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings arising in the normal course of business operations.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 4, 2003, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; and (b) Ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company. These matters will be voted on during our Annual Shareholder Meeting to be held on May 15, 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

On January 6, 2003 we filed a Current Report on Form 8-K reporting that on January 1, 2003, Mark D. Abbott resigned as Vice President of Marketing, Principal-Consulting Practice of Evolving Systems, Inc.  We also reported that Stephen K. Gartside, Jr. was promoted to the position of Executive Vice President, Sales and Operations.

On March 6, 2003 we filed a Current Report on Form 8-K reporting our 2002 fourth quarter and year-end results.

On March 28, 2003 we filed a Current Report on Form 8-K reporting that on March 21, 2003, James M. Ross resigned from the Company’s Board of Directors.  The position will remain vacant and may be filled at a later date by the Board of Directors in accordance with the Company’s Bylaws.  We also reported that on March 24, 2003, Michael R. Perusse resigned from the Company’s Board of Directors and from the Audit Committee of the Board of Directors.  We also reported that on March 27, 2003, the Board of Directors appointed Steve B. Warnecke as a director of Evolving Systems. Inc., to fill the vacant position on the Board resulting from the resignation of Michael R. Perusse.  Mr. Warnecke will hold office until the 2005 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Mr. Warnecke was also appointed to serve on the Audit Committee of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2003	/s/ Brian R. Ervine
Brian R. Ervine
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary
(Principal Financial and Accounting Officer)

CERTIFICATION

I, George A. Hallenbeck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evolving Systems, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ George A. Hallenbeck
George A. Hallenbeck
Chief Executive Officer

CERTIFICATION

I, Brian R. Ervine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evolving Systems, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Brian R. Ervine
Brian R. Ervine
Chief Financial Officer