Form 10-Q
period 2003-06-30
EVOLVING SYSTEMS INC
filed 2003-08-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

As of August 4, 2003 there were 14,190,903 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
June 30, 2003
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.
BALANCE SHEETS

(in thousands except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,748	$8,601
Contract receivables, net of allowance of $249 and $290 at June 30, 2003 and December 31, 2002, respectively	4,642	12,727
Unbilled work-in-progress	71	129
Prepaid and other current assets	969	804
Total current assets	22,430	22,261
Property and equipment, net	1,544	2,004
Restricted cash	500	500
Total assets	$24,474	$24,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$36	$34
Accounts payable and accrued liabilities	3,078	4,176
Unearned revenue	10,072	14,523
Total current liabilities	13,186	18,733
Long-term obligations	194	141
Total liabilities	13,380	18,874
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 14,172,974 and 13,305,052 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively.	14	13
Additional paid-in capital	54,484	53,634
Accumulated deficit	(43,404)	(47,756)
Total stockholders’ equity	11,094	5,891
Total liabilities and stockholders’ equity	$24,474	$24,765

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE
License fees and services (Note 1)	$3,181	$1,956	$8,185	$3,885
Customer support (Note 1)	3,258	2,651	6,845	5,120
Total revenue	6,439	4,607	15,030	9,005

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and services, excluding depreciation and amortization (Note 1)	1,288	1,175	3,181	3,305
Cost of customer support, excluding depreciation and amortization (Note 1)	1,667	3,228	2,974	6,864
Sales and marketing	720	1,400	1,425	3,283
General and administrative	935	1,495	1,851	3,447
Product development	380	191	656	745
Depreciation and amortization	319	486	649	1,008
Restructuring and other expenses	(80)	4,040	38	4,681
Total costs of revenue and operating expenses	5,229	12,015	10,774	23,333

Income (loss) from operations	1,210	(7,408)	4,256	(14,328)
Other income, net	49	38	96	51
Net income (loss)	$1,259	$(7,370)	$4,352	$(14,277)

Basic earnings (loss) per common share	$0.09	$(0.55)	$0.32	$(1.07)

Diluted earnings (loss) per common share	$0.08	$(0.55)	$0.29	$(1.07)

Weighted average basic shares outstanding	13,884	13,292	13,661	13,292
Weighted average diluted shares outstanding	15,319	13,292	14,888	13,292

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,352	$(14,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	649	1,008
(Gain) loss on impairment and disposal of property and equipment	(4)	1,098
Bad debt expense	(41)	67
Change in operating assets and liabilities:
Contract receivables	8,126	2,193
Unbilled work-in-progress	58	4,044
Prepaid and other assets	(165)	78
Accounts payable and accrued liabilities	(1,098)	1,195
Unearned revenue	(4,451)	(240)
Long-term obligations	72	353
Net cash provided by operating activities	7,498	(4,481)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(192)	(98)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(185)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease payments	(17)	(13)
Proceeds from the issuance of stock	851	1
Net cash provided by (used in) financing activities	834	(12)

Net increase in cash and cash equivalents	8,147	(4,591)
Cash and cash equivalents at beginning of period	8,601	11,796
Cash and cash equivalents at end of period	$16,748	$7,205

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$8	$10

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (“Evolving Systems”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2002 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Prior period revenue and costs of revenue balances, excluding depreciation and amortization have been reclassified to conform to the current period’s presentation.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring customer support projects.  Delivery projects include software licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support.  This reclassification has not impacted the Company’s revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  The table below summarizes (in thousands) the effect of the reclassifications on the reported revenue and costs of revenue for the three and six months ended June 30, 2002.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenue
License fees and related services (as previously reported)	$1,899	$3,330
Warranty maintenance	(455)	(815)
Services	512	1,370
License fees and services (reclassified)	1,956	3,885

Customer support and other services (as previously reported)	2,708	5,675
Warranty maintenance	455	815
Services	(512)	(1,370)
Customer support (reclassified)	2,651	5,120

Total revenue (as previously reported and reclassified)	$4,607	$9,005

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Costs of revenue
Costs of license fees and related services, excluding depreciation and amortization (as previously reported)	$1,106	$2,503
Warranty maintenance	(555)	(1,084)
Services	624	1,886
Costs of license fees and services, excluding depreciation and amortization (reclassified)	1,175	3,305

Costs of customer support and other services, excluding depreciation and amortization (as previously reported)	3,297	7,666
Warranty maintenance	555	1,084
Services	(624)	(1,886)
Costs of customer support, excluding depreciation and amortization (reclassified)	3,228	6,864

Total costs of revenue, excluding depreciation and amortization (as previously reported and reclassified)	$4,403	$10,169

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

No reconciliation of the EPS numerators was necessary for the three and six months ended June 30, 2003 and 2002, as net income (loss) was used as the numerator for each period.  The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Weighted-average common shares outstanding - basic	13,884	13,292	13,661	13,292
Dilutive effect of common stock options and warrants	1,435	—	1,227	—
Weighted-average common shares outstanding - diluted	15,319	13,292	14,888	13,292

Options to purchase 23,000 and 247,000 shares of common stock were excluded from the dilutive common stock calculation for the three and six months ended June 30, 2003, respectively because their exercise prices were greater than the average fair market value of the Company’s stock for the period.  Options and warrants to purchase 5.7 million and 5.6 million shares were excluded for the three and six months ended June 30, 2002, respectively, due to their anti-dilutive effect as a result of the Company’s net loss for the periods.

(3) Stock-Based Compensation

We have elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.”

In accordance with the interim disclosure provisions of Statements of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123” the pro forma effect on our net income or loss had compensation expense been recorded for the three and six months ended June 30, 2003 and 2002, respectively, as determined under the fair value method, as prescribed in SFAS No. 123, “Accounting for Stock Based Compensation” is shown below (in thousands, except per share data).  Due to the non-cash valuation allowance against our deferred tax asset, we did not record a tax benefit for this compensation expense deduction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,259	$(7,370)	$4,352	$(14,277)
Stock based compensation expense under the fair value method	1,109	387	1,176	983
Pro forma net income (loss)	$150	$(7,757)	$3,176	$(15,260)
Net income (loss) per common share:
As reported
Basic	$0.09	$(0.55)	$0.32	$(1.07)
Diluted	$0.08	$(0.55)	$0.29	$(1.07)
Pro forma
Basic	$0.01	$(0.58)	$0.23	$(1.15)
Diluted	$0.01	$(0.58)	$0.21	$(1.15)

(4) Concentration of Credit Risk

For the three months ended June 30, 2003, the Company recognized 78% (27%, 24%, 15% and 12%) of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.  For the three months ended June 30, 2002, the Company recognized 66% (28%, 27% and 11%) of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

For the six months ended June 30, 2003, the Company recognized 75% (27%, 22%, 15% and 11%) of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.  For the six months ended June 30, 2002, the Company recognized 64% (27%, 25% and 12%) of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

As of June 30, 2003, three significant customers (greater than 10%) accounted for approximately 55% (35%, 10% and 10%) of contract receivables.  At December 31, 2002, two significant customers (greater than 10%) accounted for approximately 85% (43% and 42%) of contract receivables.

(5) Income Taxes

As of June 30, 2003 and December 31, 2002, the Company continued to maintain a full valuation allowance due to the uncertainties related to the Company’s ability to utilize its deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

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

(7) Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the continued downturn in the telecommunications industry, the Company’s sharp decline in revenue, the delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. The remaining accrual as of June 30, 2003 is approximately $260,000.

Work force reductions.  The Company paid severance, benefits and other related services to employees that were terminated during 2002.  All terminations were completed as of December 31, 2002.  The Company recorded an adjustment to the work force reductions accrual related to a settlement of severance benefits, resulting in a benefit of $80,000 for the three months ended June 30, 2003.  As of June 30, 2003, there are no liabilities remaining related to these work force reductions.

The following table summarizes the number of employee positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16
Total	165

Restructure of headquarters lease.  In 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability.  The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007.  In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing.  As all payments were made as of June 30, 2003, there is no liability related to the restructuring of the headquarters lease.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures.  As of June 30, 2003 approximately $129,000 was included in accounts payable and accrued liabilities and approximately $131,000 was included in long-term obligations, related to the closure of the satellite offices.

Impairment of assets.  The Company recorded a non-cash expense for the impairment of assets during 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease and the remainder was due to the abandonment of furniture and equipment related to the Company’s employee reductions. These assets were taken out of service and disposed of in the second quarter of 2002.

Other Costs.  The Company recorded an expense related to other assets that would no longer be utilized by the Company as a result of the restructuring.  All related assets were taken out of service in the second quarter of 2002.

The following table summarizes the components of the restructuring and other expenses, the payments made during the period presented and the remaining accrual as of June 30, 2003 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Restructuring Costs Subtotal	Impairment of Assets	Other Costs	Total Restructuring and Other Charges
1st quarter expense	$301	$—	$340	$641	$—	$—	$641
1st quarter cash payments	(301)	—	—	(301)	—	—	(301)
Accrual balance March 31, 2002	—	—	340	340	—	—	340
2nd quarter expense	900	1,803	127	2,830	1,094	116	4,040
2nd quarter disposal of assets	—	347	—	347	—	(116)	231
2nd quarter cash payments, net	(610)	—	(138)	(748)	—	—	(748)
Accrual balance June 30, 2002	290	2,150	329	2,769	1,094	—	3,863
3rd quarter expense	310	—	—	310	—	—	310
3rd quarter assets retired	—	—	—	—	(1,094)	—	(1,094)
3rd quarter cash payments, net	(190)	(800)	(139)	(1,129)	—	—	(1,129)
Accrual balance September 30, 2002	410	1,350	190	1,950	—	—	1,950
4th quarter expense	29	26	17	72	26	(10)	88
4th quarter cash payments, net	(289)	(300)	(50)	(639)	—	—	(639)
4th quarter adjustments	—	—	—	—	(26)	10	(16)
Accrual balance December 31, 2002	150	1,076	157	1,383	—	—	1,383
1st quarter expense and adjustments	(13)	—	131	118	—	—	118
1st quarter cash payments, net	(57)	(476)	(27)	(560)	—	—	(560)
Accrual balance March 31, 2003	80	600	261	941	—	—	941
2nd quarter adjustments	(80)	—	—	(80)	—	—	(80)
2nd quarter cash payments, net	—	(600)	(1)	(601)	—	—	(601)
Accrual balance June 30, 2003	$—	$—	$260	$260	$—	$—	$260

(8) Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which separate financial information is available.  This information is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Sales and Operations as its chief operating decision makers. These chief operating decision makers review the revenues by segment and review overall results of operations.

The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the Statements of Operations).  The Company provides products and services solely within the United States geographic area.  Total assets have not been specified because the information is not available to the chief operating decision-making group.  As mentioned in Note 1, in the first quarter of 2003 the Company reviewed how it evaluates its business.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring support projects.  Delivery projects include software licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support.  The segments currently being reported were not in use for the three and six months ended June 30, 2002 but those balances have been reclassified to conform to the current period’s presentation.  There was no effect on total revenue or net income (loss) as a result of the reclassification for any of the periods presented.

Revenue and costs of revenue information by segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
License fees and services (Note 1)	$3,181	$1,956	$8,185	$3,885
Customer support (Note 1)	3,258	2,651	6,845	5,120
	6,439	4,607	15,030	9,005

Segment profit (loss), excluding depreciation and amortization
License fees and services (Note 1)	1,893	781	5,004	580
Customer support (Note 1)	1,591	(577)	3,871	(1,744)
	3,484	204	8,875	(1,164)

Other operating expenses	2,035	3,086	3,932	7,475
Depreciation and amortization	319	486	649	1,008
Restructuring and other expenses	(80)	4,040	38	4,681
Income (loss) from operations	$1,210	$(7,408)	$4,256	$(14,328)

(9) Commitments and contingencies

In November 2002, the Financial Accounting Standards Board, or FASB issued FASB Interpretation, or FIN, No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” or FIN No. 45. FIN No. 45 requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of FIN No. 45. The following is a summary of our agreements that we have determined are within the liability provisions and the disclosure provisions of FIN No. 45.

As permitted under Delaware law, we have agreements with our officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity.  The term of the indemnification period is indefinite.  There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Directors and Officers insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We enter into standard indemnification terms with our customers, as discussed below, in our ordinary course of business. Because we subcontract some of the development of our deliverables under our customer contracts, we could be required to indemnify our customers for work performed by our subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to our customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from our subcontractors, the Company could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of our subcontractors’ failure to perform.

We enter into standard indemnification terms with our customers in the ordinary course of business under which we agree to indemnify our customers for certain claims arising out of our performance under our contracts.  As these represent guarantees of our own performance, no liability has been recognized under FIN 45.

(10) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company does not expect that the adoption of EITF No. 00-21 will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s financial statements.

Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in the balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003.  Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risk and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under “Risk Factors” on pages 8 through 13.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and enhanced services platforms. In addition, our customers rely on us to provide systems integration services. Our customers include five of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four major wireless carriers, representing greater than 20 percent of U.S. wireless subscribers. We offer software solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer our phone number inventory assignment and reporting software, NumeriTrack®, which allows the wireline and wireless carriers to comply with the government phone number conservation mandates. We are uniquely positioned as a provider of  OSS, enhanced services solutions and comprehensive systems integration capabilities because these complementary competencies enable us to more completely implement solutions across a customer’s infrastructure.

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with passage of the Telecommunications Act of 1996, we made a strategic decision to add licensed software products to our established professional services offerings. Since that time we have built a strong product portfolio that includes, but is not limited to, number portability software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC mandates to extend the life of the North American Numbering Plan. Number conservation or number pooling is mandated for all U.S. carriers and is in various stages of implementation for both U.S. wireline and wireless carriers today.

Number Portability is mandated and implemented for U.S. wireline carriers today and is scheduled to be implemented by all U.S. wireless carriers by November 24, 2003. At a summary level, the level of impact of wireless number portability, or WNP, on Evolving Systems depends upon at least three variables that are out of our control:

•                  Whether or not wireless number portability starts as planned on November 24,

•                  How much additional porting volume occurs and how soon, and

•                  How well prepared the carriers are when the volume increases

Over the long run, we foresee potential revenue resulting from WNP through implementation as well as assisting carriers with testing and integration, although it is difficult at this early stage to quantify that potential.

Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan which, in addition to significant operational cost reductions, included the reengineering of our solutions strategy to reflect a more balanced mix of services and products. We branded our new business strategy ServiceXpress™.

ServiceXpress Strategy

Our ServiceXpress strategy is a solutions model that focuses on providing our customers with high quality solutions that meet their specific needs, as quickly as feasible, at the lowest possible price. We work with our customers using our deep domain knowledge to identify precisely what they want. We minimize the cost and maximize the speed of delivery by using low-cost offshore development, incorporating our products and ServiceXpress tools into the solution, as well as third party products and tools. We also provide efficient lifecycle support. We achieve high quality by following our ServiceXpress methodology that defines a repeatable process for developing, delivering and supporting high quality solutions. Most of our solutions are provided for a fixed price which allows our customers to benefit from the savings we achieve while providing us with what we think is a fair margin. We strive to be a premier low-cost provider of high-quality, mission-critical software solutions for wireline and wireless telecommunications carriers.

After we deliver a solution to one of our customers, we pursue follow-on business that includes software development services, software enhancements to our products and related integration, as well as customer support and maintenance services. Because the solutions we provide usually perform functions that are required for the operation of our customer’s business, we expect follow-on revenue to occur for several years after an initial sale.

While providing support and maintenance services, we become aware of new opportunities with our customers. This also allows us to expand our product portfolio and ServiceXpress tools to solve our customers’ needs, generally in their back office systems environment.  Our ServiceXpress strategy is currently used in support of most of our customer engagements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Income taxes

For a detailed discussion on the application of these accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table presents the Statements of Operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE
License fees and services (Note 1)	49%	42%	54%	43%
Customer Support (Note 1)	51%	58%	46%	57%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and services, excluding depreciation and amortization (Note 1)	20%	26%	21%	37%
Cost of customer support, excluding depreciation and amortization (Note 1)	26%	70%	20%	76%
Sales and marketing	11%	30%	10%	37%
General and administrative	14%	32%	13%	38%
Product development	6%	4%	4%	8%
Depreciation and amortization	5%	11%	4%	11%
Restructuring and other expenses	(1)%	88%	0%	52%
Total costs of revenue and operating expenses	81%	261%	72%	259%

Income (loss) from operations	19%	(161)%	28%	(159)%
Other income, net	1%	1%	1%	0%
Income (loss) before income taxes	20%	(160)%	29%	(159)%
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net income (loss)	20%	(160)%	29%	(159)%

The three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002

Revenue

Revenue is comprised of license fees and services and customer support.  License fees and services represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product as well as custom development, integration services and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, we classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services (Note 1).  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects will be classified as license fees and services and all support projects will be classified as customer support.  This change has not impacted our revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  Total revenues were $6.4 million and $4.6 million for the three months ended June 30, 2003 and 2002, respectively, and $15.0 million and $9.0 million for the six months ended June 30, 2003 and 2002, respectively.

License Fees and Services

License fees and services revenues increased 63% to $3.2 million for the three months ended June 30, 2003, from $2.0 million for the three months ended June 30, 2002.  The increase in license fees and services revenues for the three months ended June 30, 2003 is due to a more focused sales effort and internal stabilization following the 2002 restructuring and improved customer confidence related to the our improving financial condition.

License fees and services revenues increased 111% to $8.2 million for the six months ended June 30, 2003, from $3.9 million for the six months ended June 30, 2002.  The increase in license fees and services revenues for the six months ended June 30, 2003 is due to a more focused sales effort and internal stabilization following the 2002 restructuring and improved customer confidence related to the our improving financial condition, as well as $1.6 million of license revenue from a large LNP project that was completed in the first quarter of 2003.

Customer Support

Customer support revenues increased 23% to $3.3 million for the three months ended June 30, 2003, from $2.7 million for the three months ended June 30, 2002.  The increase in customer support for the three months ended June 30, 2003 is due to an increase in our installed licensed software base upon which support fees are charged.

Customer support revenues increased 34% to $6.8 million for the six months ended June 30, 2003, from $5.1 million for the six months ended June 30, 2002.  The increase in customer support for the six months ended June 30, 2003 is due to an increase in our installed licensed software base upon which support fees are charged.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, offshore development subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue, excluding depreciation and amortization, were $3.0 million and $4.4 million for the three months ended June 30, 2003 and 2002, respectively and $6.2 million and $10.2 million for the six months ended June 30, 2003 and 2002, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.3 million and $1.2 million for the three months ended June 30, 2003 and 2002, respectively. The increase of $113,000, or 10% is due to increased labor resulting from the $1.2 million increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 40% for the three months ended June 30, 2003 from 60% for the three months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the second quarter of 2003 compared to 2002.

Costs of license fees and services, excluding depreciation and amortization, were $3.2 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $124,000, or 4% is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization decreased to 39% for the six months ended June 30, 2003 from 85% for the six months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the second quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.7 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $1.5 million, or 48%, is due to decreased employee-related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 51% for the three months ended June 30, 2003 from 122% for the three months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the second quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Costs of customer support, excluding depreciation and amortization, were $3.0 million and $6.9 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $3.9 million, or 57%, is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 43% for the six months ended June 30, 2003 from 134% for the six months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first half of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs (including commissions), travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $720,000 and $1.4 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $680,000, or 49%, is due to decreased employee related expenses resulting from a reduction in our sales and marketing staff, related to the Company’s restructuring plan, as well as decreases in travel and entertainment, trade show and advertising costs.  As a percentage of total revenue, sales and marketing expenses decreased to 11% for the three months ended June 30, 2003 from 30% for the three months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the second quarter of 2003 compared to 2002, decreased costs resulting from the Company’s restructuring plan and decreased advertising expenses.

Sales and marketing expenses were $1.4 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $1.9 million, or 57%, is due to decreased employee related expenses resulting from a reduction in our sales and marketing staff, related to the Company’s restructuring plan, as well as decreases in travel and entertainment, trade shows and advertising costs.  As a percentage of total revenue, sales and marketing expenses decreased to 10% for the six months ended June 30, 2003 from 37% for the six months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first half of 2003 compared to 2002, decreased costs resulting from the Company’s restructuring plan and decreased advertising expenses.

General and Administrative

General and administrative expenses consist principally of compensation costs for facilities, finance, legal, human resources and general management personnel.  General and administrative expenses were $935,000 and $1.5 million for the three months ended June 30, 2003 and 2002, respectively.  The decrease of $560,000, or 37%, is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of total revenue, general and administrative expenses decreased to 14% for the three months ended June 30, 2003 from 32% for the three months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the second quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

General and administrative expenses were $1.9 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease of $1.5 million, or 46%, is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of total revenue, general and administrative expenses decreased to 13% for the six months ended June 30, 2003 from 38% for the six months ended June 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first half of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Product Development

Product development expenses consist primarily of personnel, occupancy, and offshore development subcontractor expenses.  Product development expenses were $380,000 and $191,000 for the three months ended June 30, 2003 and 2002, respectively. The increase of $189,000, or 99%, is due to our work on development of our ServiceXpress toolkit.  As a percentage of revenue, product development expenses increased to 6% for the three months ended June 30, 2003 from 4% for the three months ended June 30, 2002.  The increase as a percentage of revenue is due to the increased volume of work in the second quarter of 2003 compared to 2002.

Product development expenses were $656,000 and $745,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease of $89,000, or 12%, is due to decreased labor costs as a result of lower headcount and more development done using offshore subcontractors at lower costs.  As a percentage of revenue, product development expenses decreased to 4% for the six months ended June 30, 2003 from 8% for the six months ended June 30, 2002.  The decrease as a percentage of revenue is due to the decreased costs in the first half of 2003 compared to 2002 as well as increased revenues for the period.

Restructuring and Other Expense

Restructuring and other expenses (benefits) of ($80,000) and $4.0 million were recorded for the three months ended June 30, 2003 and 2002, respectively, and $38,000 and $4.7 million for the six months ended June 30, 2003 and 2002, respectively, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  We reduced our staff by 41 and 78 people in the first and second quarter of 2002, respectively.  All departments within the Company were impacted by the reductions.  As a result, we recorded restructuring and other expenses associated with these reductions in staff of approximately ($80,000) and $900,000 during the three months ended June 30, 2003 and 2002, respectively.  The Company recorded an adjustment to the work force reductions accrual related to a settlement of severance benefits, resulting in a benefit of $80,000 for the three months ended June 30, 2003.  We recorded expenses of ($93,000) and $1.2 million during the six months ended June 30, 2003 and 2002, respectively, related to the work force reductions.  All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter.  At June 30, 2003 there was no remaining liability related to these workforce reductions.

•                  Closure of satellite offices.  We closed all of our satellite field offices during the six months ended June 30, 2002.  Estimated costs to sublease or terminate the lease commitments of $0 and $340,000 for the three months ended June 30, 2003 and 2002, respectively, were recorded in restructuring and other expenses.  Expenses of $131,000 and $467,000 were recorded in the six months ended March 31, 2003 and 2002, respectively; the 2003 expense is related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At June 30, 2003, approximately $129,000 was included in accounts payable and accrued liabilities, and approximately $131,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 16 months to 34 months.

Other Income, Net

Other income, net, was $49,000 and $38,000 for the three months ended June 30, 2003 and 2002, respectively.  The increase is due to higher interest income as a result of increased cash balances for the three months ended June 30, 2003.

Other income, net, was $96,000 and $51,000 for the six months ended June 30, 2003 and 2002, respectively.  The increase is due to higher interest income as a result of increased cash balances for the six months ended June 30, 2003 and a loss on disposal of assets in 2002.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2003, our principal source of liquidity was $16.7 million in cash and cash equivalents, representing approximately 68% of total assets.  Working capital at June 30, 2003 was $9.2 million compared to $3.5 million at December 31, 2002.

During the six months ended June 30, 2003 our cash and cash equivalents increased to $16.7 million from $8.6 million at December 31, 2002.  This increase is primarily a result of approximately $7.5 million provided by operations for the six months ended June 30, 2003.  The cash generated from operating activities is due to improved operating results and collections of our contract receivables.  This increase in operating cash flow was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services as well as a decrease to accounts payable and accrued liabilities due to payments made against our restructuring liability.  Cash provided by financing activities of $834,000, included proceeds related to the exercise of approximately 420,000 stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2003 of $16.7 million.

•                  Our profitability in the last four quarters and anticipated profitability during the remainder of 2003.

•                  Our current expense run rate.

•                  Our backlog of approximately $11.7 million, including $4.9 million in license fees and services and $6.8 million in customer support at June 30, 2003.  Customer support backlog typically declines in the first three quarters and increases in the fourth quarter as customers renew their annual maintenance.

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

Our operating results have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future. Fluctuations in operating results may cause volatility in the price of our common stock. These quarterly fluctuations may result from a number of factors, including the size of new contracts and when they are signed; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; management of delivery and quality of software provided by our offshore subcontractors; actual or anticipated changes in government laws and regulations related to the telecommunications market; judicial or administrative actions about these laws or regulations; the nature and pace of enforcement of the Telecommunications Act of 1996; product lifecycles; the mix of products and services sold; changes in demand for our products and services; the timing of third-party contractors’ delivery of software and hardware; budgeting cycles of our customers; changes in the renewal rate of support agreements; level and timing of expenses for product development and sales, general and administrative expenses; competition by existing and emerging competitors in the telecommunications software markets; our success in developing and selling new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and customer focused programs; software defects and other product quality problems; changes in our strategy; the extent of industry consolidation and general economic conditions. In the past, we earned a significant portion of our revenue from a small number of customers. We expect this will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could be materially harmful to our business, financial condition, results of operations, and cash flows.

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

Currently, a large portion of our revenue is from contracts that are on a fixed-price basis. We anticipate that customers will continue to request we provide software and integration services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, in the past, we have experienced budget overruns, resulting in lower than anticipated margins. We can give no assurance we will not incur similar budget overruns in the future. If we incur budget overruns, our margins and results of operations may be materially harmed.

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter, including the current quarter, our operating results could differ from the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely go down.

Other factors that might affect operating results:

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company does not expect that the adoption of EITF No. 00-21 will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s financial statements.

Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in the balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003.  Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

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

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. During the period covered by this report, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the first quarter of 2003 we implemented new accounting software. The implementation has increased our access to detailed project information.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings arising in the normal course of business operations.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 4, 2003, the Company solicited the written consent of its security holders with respect to (a) Election of Directors; and (b) Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company. These matters were approved during our Annual Shareholder Meeting held on May 15, 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

On April 30, 2003, we filed a Current Report on Form 8-K reporting our 2003 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	/s/ Brian R. Ervine
Brian R. Ervine
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)