Form 10-Q
period 2003-09-30
EVOLVING SYSTEMS INC
filed 2003-11-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003 there were 15,221,857 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

BALANCE SHEETS

(in thousands except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,345	$8,601
Contract receivables, net of allowance of $229 and $290 at September 30, 2003 and December 31, 2002, respectively	2,574	12,727
Unbilled work-in-progress	420	129
Prepaid and other current assets	901	804
Total current assets	21,240	22,261
Property and equipment, net	1,385	2,004
Restricted cash	500	500
Total assets	$23,125	$24,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$37	$34
Accounts payable and accrued liabilities	3,166	4,176
Unearned revenue	6,331	14,523
Total current liabilities	9,534	18,733
Long-term obligations	155	141
Total liabilities	9,689	18,874
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 14,412,280 and 13,305,052 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively.	14	13
Additional paid-in capital	54,742	53,634
Accumulated deficit	(41,320)	(47,756)
Total stockholders’ equity	13,436	5,891
Total liabilities and stockholders’ equity	$23,125	$24,765

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE
License fees and services (Note 1)	$3,948	$3,953	$12,133	$7,838
Customer support (Note 1)	3,200	2,687	10,045	7,807
Total revenue	7,148	6,640	22,178	15,645

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and services, excluding depreciation and amortization (Note 1)	1,140	1,061	4,321	4,366
Cost of customer support, excluding depreciation and amortization (Note 1)	1,427	2,442	4,401	9,306
Sales and marketing	684	766	2,109	4,049
General and administrative	891	1,112	2,742	4,559
Product development	568	333	1,224	1,078
Depreciation and amortization	269	396	918	1,404
Restructuring and other expenses	—	310	38	4,991
Total costs of revenue and operating expenses	4,979	6,420	15,753	29,753

Income (loss) from operations	2,169	220	6,425	(14,108)
Other income, net	41	19	137	70
Income (loss) before income taxes	$2,210	$239	$6,562	$(14,038)
Provision for income taxes	126	—	126	—
Net income (loss)	$2,084	$239	$6,436	$(14,038)

Basic earnings (loss) per common share	$0.15	$0.02	$0.46	$(1.06)

Diluted earnings (loss) per common share	$0.12	$0.02	$0.41	$(1.06)

Weighted average basic shares outstanding	14,318	13,297	13,880	13,294
Weighted average diluted shares outstanding	16,893	13,297	15,556	13,294

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,436	$(14,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	918	1,404
(Gain) loss on impairment and disposal of property and equipment	(5)	1,105
Bad debt expense	(61)	92
Change in operating assets and liabilities:
Contract receivables	10,214	4,200
Unbilled work-in-progress	(291)	4,332
Prepaid and other assets	(97)	195
Accounts payable and accrued liabilities	(1,010)	803
Unearned revenue	(8,192)	(1,046)
Long-term obligations	42	—
Net cash provided by (used in) operating activities	7,954	(2,953)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(301)	(101)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(294)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease payments	(25)	(21)
Proceeds from the issuance of stock	1,109	1
Restricted cash	—	(500)
Net cash provided by (used in) financing activities	1,084	(520)

Net increase in cash and cash equivalents	8,744	(3,574)
Cash and cash equivalents at beginning of period	8,601	11,796
Cash and cash equivalents at end of period	$17,345	$8,222

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$14	$20

The accompanying notes are an integral part of the financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Interim Financial Statements. The accompanying financial statements of Evolving Systems, Inc. (“Evolving Systems”, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2002 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Business Combination. On November 3, 2003, the Company acquired CMS Communications, Inc. (Note 11).

Reclassifications. Certain prior periods’ balances have been reclassified to conform to the current period’s presentation.

Prior period revenue and costs of revenue balances, excluding depreciation and amortization have been reclassified to conform to the current period’s presentation.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring customer support projects.  Delivery projects include software licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support.  This reclassification has not impacted the Company’s revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  The table below summarizes (in thousands) the effect of the reclassifications on the reported revenue and costs of revenue for the three and nine months ended September 30, 2002.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Revenue
License fees and related services (as previously reported)	$3,547	$6,877
Warranty maintenance	(340)	(1,155)
Services	746	2,116
License fees and services (reclassified)	3,953	7,838

Customer support other services (as previously reported)	3,093	8,768
Warranty maintenance	340	1,155
Services	(746)	(2,116)
Customer support (reclassified)	2,687	7,807

Total revenue (as previously reported and reclassified)	$6,640	$15,645

Costs of revenue
Costs of license fees and related services, excluding depreciation and amortization (as previously reported)	$692	$3,195
Warranty maintenance	(309)	(1,393)
Services	678	2,564
Costs of license fees and services, excluding depreciation and amortization (reclassified)	1,061	4,366

Costs of customer support and other services, excluding depreciation and amortization (as previously reported)	2,811	10,477
Warranty maintenance	309	1,393
Services	(678)	(2,564)
Costs of customer support, excluding depreciation and amortization (reclassified)	2,442	9,306

Total costs of revenue, excluding depreciation and amortization (as previously reported and reclassified)	$3,503	$13,672

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

No reconciliation of the EPS numerators was necessary for the three and nine months ended September 30, 2003 and 2002, as net income (loss) was used as the numerator for each period.  The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted-average common shares outstanding - basic	14,318	13,297	13,880	13,294
Dilutive effect of common stock options and warrants	2,575	—	1,676	—
Weighted-average common shares outstanding - diluted	16,893	13,297	15,556	13,294

Options to purchase 3,900 and 166,000 shares of common stock were excluded from the dilutive common stock calculation for the three and nine months ended September 30, 2003, respectively because their exercise prices were greater than the average fair market value of the Company’s stock for the period.  Options and warrants to purchase 5,100,000 and 4,700,000 shares of common stock were excluded from the dilutive stock option calculation for the three and nine months ended September 30, 2002, respectively because their exercise prices were greater than the average fair market value of the Company’s stock for the period.  Options and warrants to purchase an additional 1,000,000 shares of common stock whose exercise prices were below the average fair market value of the Company’s stock were excluded from the dilutive stock option calculation for the nine months ended September 30, 2002 because, due to the net loss for the period, they would be anti-dilutive.

(3)  Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB No. 25, and related interpretations in accounting for its employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Statements of Financial Accounting Standards No. 123, “Accounting for Disclosure of Stock-Based Compensation” or SFAS No. 123, establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values.  The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

In accordance with the interim disclosure provisions of Statements of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123” the pro forma effect on the Company’s net income or loss had compensation expense been recorded for the three and nine months ended September 30, 2003 and 2002, respectively, as determined under the fair value method, as prescribed in SFAS No. 123, is shown below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$2,084	$239	$6,436	$(14,038)
Stock based compensation expense under the fair value method	1,169	379	2,345	1,362
Pro forma net income (loss)	$915	$(140)	$4,091	$(15,400)
Net income (loss) per common share:
As reported
Basic	$0.15	$0.02	$0.46	$(1.06)
Diluted	$0.12	$0.02	$0.41	$(1.06)
Pro forma
Basic	$0.06	$(0.01)	$0.29	$(1.16)
Diluted	$0.05	$(0.01)	$0.26	$(1.16)

(4)  Concentration of Credit Risk

For the three months ended September 30, 2003, the Company recognized 75% (25%, 20%, 19% and 11%) of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.  For the three months ended September 30, 2002, the Company recognized 60% (30%, 21% and 9%) of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

For the nine months ended September 30, 2003, the Company recognized 64% (24%, 23% and 17%) of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.  For the nine months ended September 30, 2002, the Company recognized 62% (28%, 24% and 10%) of total revenue from three significant customers (greater than 10%), all in the telecommunications industry.

As of September 30, 2003, three significant customers (greater than 10%) accounted for approximately 66% (38%, 17% and 11%) of contract receivables.  At December 31, 2002, two significant customers (greater than 10%) accounted for approximately 85% (43% and 42%) of contract receivables.

(5)  Income Taxes

As of September 30, 2003 and December 31, 2002, the Company continued to maintain a full valuation allowance due to the uncertainties related to the Company’s ability to utilize its deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

At September 30, 2003, the Company determined that a provision for income taxes of $126,000 was necessary related to estimated year to date taxes owed for alternative minimum tax and state income taxes.

(6)  Stock Option Exchange Program

On September 4, 2002, the Company announced a voluntary stock option exchange program for its employees.  Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date.  The elections to cancel options were effective on October 2, 2002.  The exchange resulted in voluntary cancellation of 1,586,254 employee stock options with exercise prices ranging from $2.19 to $9.57, in exchange for the same number of replacement options.  Replacement options of 1,400,832 were issued on April 4, 2003, as a result of the stock option exchange program.  The replacement options have the same terms and conditions as each optionee’s cancelled options, including expiration date for the cancelled options, except that: (1) all replacement options have an exercise price of $2.85, which is equal to the fair market value of the Company’s common stock on April 4, 2003 and (2) six months was added to the vesting schedule of the replacement options granted.  Based on the authoritative guidance in place at the time the program was executed, the Company did not incur any compensation charges in connection with the program.

(7)  Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the continued downturn in the telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. The remaining accrual as of September 30, 2003 is approximately $240,000.

Work force reductions.  The Company paid severance, benefits and other related services to employees that were terminated during 2002.  All terminations were completed as of December 31, 2002.  The Company recorded an adjustment to the work force reductions accrual related to a settlement of severance benefits, resulting in a benefit of $93,000 for the nine months ended September 30, 2003.  As of September 30, 2003, there are no liabilities remaining related to these work force reductions.

The following table summarizes the number of employee positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16
Total	165

Restructure of headquarters lease.  In 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability.  The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007.  In addition, as security for the amended lease obligation, the Company restricted $500,000 of its cash through the issuance of a letter of credit to its landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 provided the Company has complied with the lease terms.  As all payments were made as of September 30, 2003, there is no liability related to the restructuring of the headquarters lease.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  As of September 30, 2003 approximately $139,000 was included in accounts payable and accrued liabilities, and approximately $101,000 was included in long-term obligations, related to the closure of the satellite offices.

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

The following table summarizes the components of the restructuring and other expenses, the payments made during the period presented and the remaining accrual as of September 30, 2003 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Restructuring Costs Subtotal	Impairment of Assets	Other Costs	Total Restructuring and Other Charges
1st quarter expense	$301	$—	$340	$641	$—	$—	$641
1st quarter cash payments	(301)	—	—	(301)	—	—	(301)
Accrual balance March 31, 2002	—	—	340	340	—	—	340
2nd quarter expense	900	1,803	127	2,830	1,094	116	4,040
2nd quarter disposal of assets	—	347	—	347	—	(116)	231
2nd quarter cash payments, net	(610)	—	(138)	(748)	—	—	(748)
Accrual balance June 30, 2002	290	2,150	329	2,769	1,094	—	3,863
3rd quarter expense	310	—	—	310	—	—	310
3rd quarter assets retired	—	—	—	—	(1,094)	—	(1,094)
3rd quarter cash payments, net	(190)	(800)	(139)	(1,129)	—	—	(1,129)
Accrual balance September 30, 2002	410	1,350	190	1,950	—	—	1,950
4th quarter expense	29	26	17	72	26	(10)	88
4th quarter cash payments, net	(289)	(300)	(50)	(639)	—	—	(639)
4th quarter adjustments	—	—	—	—	(26)	10	(16)
Accrual balance December 31, 2002	150	1,076	157	1,383	—	—	1,383
1st quarter expense and adjustments	(13)	—	131	118	—	—	118
1st quarter cash payments, net	(57)	(476)	(27)	(560)	—	—	(560)
Accrual balance March 31, 2003	80	600	261	941	—	—	941
2nd quarter expense and adjustments	(80)	—	—	(80)	—	—	(80)
2nd quarter cash payments, net	—	(600)	(1)	(601)	—	—	(601)
Accrual balance June 30, 2003	—	—	260	260	—	—	260
3rd quarter cash payments, net	—	—	(20)	(20)	—	—	(20)
Accrual balance September 30, 2003	$—	$—	$240	$240	$—	$—	$240

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

The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the Statements of Operations).  The Company provides products and services solely within the United States geographic area.  Total assets have not been specified because the information is not available to the chief operating decision-making group.  As mentioned in Note 1, in the first quarter of 2003 the Company reviewed how it evaluates its business.  The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring support projects.  Delivery projects include software licenses fees, custom development, integration and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services.  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support.  The segments currently being reported were not in use for the three and nine months ended September 30, 2002 but those balances have been reclassified to conform to the current period’s presentation.  There was no effect on total revenue or net income (loss) as a result of the reclassification for any of the periods presented.

Revenue and costs of revenue information by segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
License fees and services (Note 1)	$3,948	$3,953	$12,133	$7,838
Customer support (Note 1)	3,200	2,687	10,045	7,807
	7,148	6,640	22,178	15,645

Segment profit (loss), excluding depreciation and amortization
License fees and services (Note 1)	2,808	2,892	7,812	3,472
Customer support (Note 1)	1,773	245	5,644	(1,499)
	4,581	3,137	13,456	1,973

Other operating expenses	2,143	2,211	6,075	9,686
Depreciation and amortization	269	396	918	1,404
Restructuring and other	—	310	38	4,991
Income (loss) from operations	$2,169	$220	$6,425	$(14,108)

(9)  Commitments and contingencies

In November 2002, the Financial Accounting Standards Board, or FASB issued FASB Interpretation, or FIN, No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” or FIN No. 45. FIN No. 45 requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of FIN No. 45. The following is a summary of  the Company’s agreements that management has determined are within the liability provisions and the disclosure provisions of FIN No. 45.

As permitted under Delaware law, we have agreements with our officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity.  The term of the indemnification period is indefinite.  There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Directors and Officers insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

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

(10) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The adoption of EITF No. 00-21 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial condition.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in the balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial condition.

(11)  Subsequent events

On November 3, 2003, the Company acquired privately-held CMS Communications, Inc. of Columbus, Ohio for 732,773 shares of Evolving Systems common stock, of which 10% will be held in escrow for up to one year.  The acquisition will be treated as a business combination and the results of operations will be combined from the purchase date forward.  The purchase price of approximately $10.7 million is based on the market price of the Company’s common stock for a reasonable period before and after the date of the acquisition, in accordance with the provisions of SFAS No. 141, “Business Combinations.”  The Company believes that CMS’s network management products will fit its solutions business model and provide additional opportunities with its tier one customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risk and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under “Risk Factors” on pages 8 through 13 as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Our customers rely on us to develop, deploy, enhance and maintain complex, highly reliable software solutions for a range of Operations Support Systems (OSS) as well as integration services around these systems. Our customers include five of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four major wireless carriers, representing greater than 20 percent of U.S. wireless subscribers. We offer software solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer our phone number inventory assignment and reporting software, NumeriTrack®, which allows the wireline and wireless carriers to comply with the government phone number conservation mandates. We are uniquely positioned as a provider of OSS, network solutions and comprehensive systems integration capabilities because these complementary competencies enable us to more completely implement solutions across a customer’s infrastructure.

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

•  Whether or not wireless number portability starts as planned on November 24th,

•  How much additional porting volume occurs and how soon, and

•  How well prepared the carriers are when the volume increases

We foresee potential revenue resulting from WNP. For example, although we don’t license our products on a per-port basis, increased porting volume could cause our customers to require additional hardware platforms and/or processing capacity, which may result in additional license fees under our licensing model.  In addition, modifications or enhancements, as well as additional testing and integration services, may be required by our customers to handle the WNP volumes. It is difficult to quantify the revenue potential at this time.

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

Acquisition Strategy

On November 3, 2003, we acquired CMS Communications, Inc. (“CMS”), a privately held company located in Columbus, Ohio.  CMS provides network management operations support software for major U.S. telecommunications carriers helping them maximize their network’s performance by automating key network management functions and providing convenient access to vital network operations data.  We believe CMS’s network management products will fit our solutions business model and provide us with additional opportunities to provide our tier one customers with solutions that meet their needs at the lowest possible price.  In the future, we may acquire additional assets or businesses, that we believe fit our solutions business model and serve as the foundation for further growth.

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

Results of Operations

The following table presents the Company’s Statements of Operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE
License fees and services (Note 1)	55%	60%	55%	50%
Customer support (Note 1)	45%	40%	45%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Cost of license fees and services, excluding depreciation and amortization (Note 1)	16%	15%	20%	28%
Cost of customer support, excluding depreciation and amortization (Note 1)	20%	37%	20%	59%
Sales and marketing	10%	11%	10%	26%
General and administrative	12%	17%	12%	29%
Product development	8%	5%	5%	7%
Depreciation and amortization	4%	6%	4%	9%
Restructuring and other expenses	0%	5%	0%	32%
Total costs of revenue and operating expenses	70%	96%	71%	190%

Income (loss) from operations	30%	4%	29%	(90)%
Other income, net	1%	0%	1%	0%
Income (loss) before income taxes	31%	4%	30%	(90)%
Provision for income taxes	2%	0%	1%	0%
Net income (loss)	29%	4%	29%	(90)%

The three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002

Revenue

Revenue is comprised of license fees and services and customer support.  License fees and services represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product as well as custom development, integration services and time and materials work.  Support projects include recurring maintenance fees, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period.  Prior to 2003, we classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services (Note 1).  Customer support and other services included the remaining revenue types.  Beginning in 2003, all delivery projects will be classified as license fees and services and all support projects will be classified as customer support.  This change has not impacted our revenue recognition policy.  There was no effect on total revenue or net income (loss) for any of the periods presented.  Total revenues were $7.1 million and $6.6 million for the three months ended September 30, 2003 and 2002, respectively, and $22.2 million and $15.6 million for the nine months ended September 30, 2003 and 2002, respectively.

License Fees and Services

License fees and services revenues decreased less than 1% to $3.9 million for the three months ended September 30, 2003, from $4.0 million for the three months ended September 30, 2002.  License fees and services revenues decreased, despite an increase in the number of projects being worked in the three months ended September 30, 2003 versus 2002.  The increase in projects worked is due to the transition to a solutions business model, internal stabilization following the restructuring that took place in early 2002 and improved customer confidence related to the our improving financial condition.  The increase in revenue during the three months ended September 30, 2002, is due to a significant project, which we decreased total estimated hours to complete on, which resulted in an increase in revenue.

License fees and services revenues increased 55% to $12.1 million for the nine months ended September 30, 2003, from $7.8 million for the nine months ended September 30, 2002.  The increase in license fees and services revenues for the nine months ended September 30, 2003 is due the transition to a solutions business model, internal stabilization following the 2002 restructuring and improved customer confidence related to the our improving financial condition, as well as $1.6 million of license revenue from a large LNP project that was completed in the first quarter of 2003.

Customer Support

Customer support revenues increased 19% to $3.2 million for the three months ended September 30, 2003, from $2.7 million for the three months ended September 30, 2002.  The increase in customer support for the three months ended September 30, 2003 is due to an increase in our installed licensed software base upon which support fees are charged.

Customer support revenues increased 29% to $10.0 million for the nine months ended September 30, 2003, from $7.8 million for the nine months ended September 30, 2002.  The increase in customer support for the nine months ended September 30, 2003 is due to an increase in our installed licensed software base upon which support fees are charged.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, offshore development subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue, excluding depreciation and amortization, were $2.6 million and $3.5 million for the three months ended September 30, 2003 and 2002, respectively, and $8.7 million and $13.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.1 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively.  The costs stayed relatively consistent during the period due to the stabilization of the workforce and approximately the same amount of revenues during the periods.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 29% for the three months ended September 30, 2003 from 27% for the three months ended September 30, 2002.  The increase as a percentage of license fees and services revenue is due to the decrease in total hours on a significant project during the three months ended September 30, 2002, that increased revenue and resulted in high margins on the project.

Costs of license fees and services, excluding depreciation and amortization, were $4.3 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $45,000, or 1% is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization decreased to 36% for the nine months ended September 30, 2003 from 56% for the nine months ended September 30, 2002.  The decrease as a percentage of license fees and services revenue is due to increased revenues in the nine months ended 2003 compared to 2002 and a decrease in costs resulting from the Company’s restructuring plan.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.4 million and $2.4 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $1.0 million, or 42%, is due to decreased employee-related expenses resulting from staff reductions in 2002, reduced facilities costs related to the Company’s restructuring plan and increased hours worked in product development.  As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 45% for the three months ended September 30, 2003 from 91% for the three months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the third quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Costs of customer support, excluding depreciation and amortization, were $4.4 million and $9.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $4.9 million, or 53%, is due to decreased employee related expenses resulting from staff reductions in 2002 and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 44% for the nine months ended September 30, 2003 from 119% for the nine months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first three quarters of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $684,000 and $766,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $82,000, or 11%, is due to decreased advertising costs.  As a percentage of total revenue, sales and marketing expenses decreased to 10% for the three months ended September 30, 2003 from 11% for the three months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the third quarter of 2003 compared to 2002 and decreased advertising expenses.

Sales and marketing expenses were $2.1 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $1.9 million, or 48%, is due to decreased employee related expenses resulting from a reduction in our sales and marketing staff, related to the Company’s restructuring plan, as well as decreases in travel and entertainment, trade shows and advertising costs.  As a percentage of total revenue, sales and marketing expenses decreased to 10% for the nine months ended September 30, 2003 from 26% for the nine months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first three quarters of 2003 compared to 2002, decreased costs resulting from the Company’s restructuring plan and decreased advertising expenses.

General and Administrative

General and administrative expenses consist principally of compensation costs, including bonuses, for facilities, finance, legal, human resources and general management personnel.  General and administrative expenses were $891,000 and $1.1 million for the three months ended September 30, 2003 and 2002, respectively.  The decrease of $221,000, or 20%, is due to decreased salary expenses resulting from staff reductions in 2002, partially offset by increased bonus expense, and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of total revenue, general and administrative expenses decreased to 12% for the three months ended September 30, 2003 from 17% for the three months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the third quarter of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

General and administrative expenses were $2.7 million and $4.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease of $1.9 million, or 40%, is due to decreased salary expenses resulting from staff reductions in 2002, partially offset by increased bonus expense, and reduced facilities costs related to the Company’s restructuring plan.  As a percentage of total revenue, general and administrative expenses decreased to 12% for the nine months ended September 30, 2003 from 29% for the nine months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues in the first three quarters of 2003 compared to 2002 and decreased costs resulting from the Company’s restructuring plan.

Product Development

Product development expenses consist primarily of personnel, occupancy, and offshore development subcontractor expenses.  Product development expenses were $568,000 and $333,000 for the three months ended September 30, 2003 and 2002, respectively. The increase of $235,000, or 71%, is due to our work on development of our ServiceXpress toolkit and our WNP readiness program.  As a percentage of revenue, product development expenses increased to 8% for the three months ended September 30, 2003 from 5% for the three months ended September 30, 2002.  The increase as a percentage of revenue is due to the increased hours worked in the third quarter of 2003 compared to 2002.

Product development expenses were $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $146,000, or 14%, is due to our work on development of our ServiceXpress toolkit.  As a percentage of revenue, product development expenses decreased to 5% for the nine months ended September 30, 2003 from 7% for the nine months ended September 30, 2002.  The decrease as a percentage of revenue is due to increased revenues for the period.

Restructuring and Other Expense

Restructuring and other expenses of $0 and $310,000 were recorded for the three months ended September 30, 2003 and 2002, respectively, and $38,000 and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  We reduced our staff by 41, 78 and 29 people in the first, second and third quarters of 2002, respectively.  All departments within the Company were impacted by the reductions.  As a result, we recorded restructuring and other expenses associated with these reductions in staff of approximately $0 and $310,000 during the three months ended September 30, 2003 and 2002, respectively.  We recorded expenses (benefits) of ($93,000) and $1.5 million during the nine months ended September 30, 2003 and 2002, respectively, related to the work force reductions.  The Company recorded an adjustment to the work force reductions accrual related to a settlement of severance benefits, resulting in a benefit of $80,000 for the nine months ended September 30, 2003.  All payments for these employees were contractually defined, fixed, and communicated during the applicable quarter.  At September 30, 2003 there was no remaining liability related to these workforce reductions.

•                  Closure of satellite offices.  We closed all of our satellite field offices during the six months ended June 30, 2002.  No costs to sublease or terminate the lease commitments were recorded during the three months ended September 30, 2003 and 2002, respectively.  Estimated costs to sublease or terminate the lease commitments of $131,000 and $467,000 were recorded in the nine months ended September 30, 2003 and 2002, respectively; the 2003 expense is related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At September 30, 2003, approximately $139,000 was included in accounts payable and accrued liabilities, and approximately $101,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 13 months to 31 months.

Other Income, Net

Other income, net, was $41,000 and $19,000 for the three months ended September 30, 2003 and 2002, respectively.  The increase is due to higher interest income as a result of increased cash balances for the three months ended September 30, 2003.

Other income, net, was $137,000 and $70,000 for the nine months ended September 30, 2003 and 2002, respectively.  The increase is due to higher interest income as a result of increased cash balances for the nine months ended September 30, 2003 and a loss on disposal of assets in 2002.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2003, our principal source of liquidity was $17.3 million in cash and cash equivalents, representing 75% of total assets.  Working capital at September 30, 2003 was $11.7 million compared to $3.5 million at December 31, 2002.

During the nine months ended September 30, 2003 our cash and cash equivalents increased to $17.3 million from $8.6 million at December 31, 2002.  This increase is primarily a result of approximately $8.0 million in cash provided by operations for the nine months ended September 30, 2003.  The cash generated from operating activities is due to improved operating results and collections of our contract receivables.  This increase in operating cash flow was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services as well as a decrease to accounts payable and accrued liabilities due to payments made against our restructuring liability.  Cash provided by financing activities of $1.1 million included proceeds related to the exercise of approximately 640,000 stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2003 of $17.3 million.

•                  Our profitability in the last five quarters and anticipated profitability during the remainder of 2003.

•                  Our current expense run rate.

•                  Our backlog of approximately $6.9 million, including $3.7 million in license fees and services and $3.2 million in customer support at September 30, 2003.  Customer support backlog typically declines in the first three quarters and increases in the fourth quarter as customers renew their annual maintenance.

Notwithstanding these assessments, we may require additional funds to support our business objectives through equity or debt financing. Specifically, additional funds may be needed to support our growth through merger and acquisition. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

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

•                  Integration of CMS Communications, Inc. or future acquisitions. The integration of CMS Communications, Inc. or future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition. The risks we may encounter in such transactions include:

• difficulty assimilating the operations and personnel of the acquired company;

• difficulty effectively integrating the acquired technologies or products with our current products and technologies;

• difficulty in maintaining controls, procedures and policies during the transition and integration;

• ongoing business may be disrupted by transition and integration issues;

• the financial and strategic goals for the acquired and combined businesses may not be achieved;

• due diligence processes may fail to identify significant issues with product quality, intellectual property ownership, product architecture, legal and financial contingencies, and product development;

• significant exit charges may be sustained if products acquired in business combinations are unsuccessful;

• acquisitions require considerable time and commitment of management, which can distract management from day-to day operations and result in additional costs which reduce profits;

• we do not know if we will be able to identify and purchase assets and/or companies that will complement our business;

• the price of our stock may go down as shareholders receiving stock in connection with the CMS transaction, or any future transaction, elect to sell their shares.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The adoption of EITF No. 00-21 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial condition.

Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in the balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial condition.

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

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of September 30, 2003, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On July 10, 2003, we filed a Current Report on Form 8-K reporting our second quarter 2003 sales bookings.

On July 31, 2003, we furnished a Current Report on Form 8-K reporting our 2003 second quarter results.

On August 21, 2003 we filed a Current Report on Form 8-K reporting that pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, George A. Hallenbeck, Chairman of the Board, Chief Executive Officer and President of Evolving Systems. Inc. (the “Company”) entered into an agreement to sell up to 353,500 common shares of the Company owned by Mr. Hallenbeck (the “Plan”).  Under the Plan, Mr. Hallenbeck will sell up to 7,000 shares per week over a period commencing September 8, 2003 and ending September 7, 2004.  It is anticipated that some of the shares to be sold will result from Mr. Hallenbeck’s exercise and sale of certain stock options which are scheduled to expire during the term of the Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	/s/ Brian R. Ervine
Brian R. Ervine
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)