Form 10-K
period 2003-12-31
EVOLVING SYSTEMS INC
filed 2004-03-22
CIK 1052054

Use these links to rapidly review the document
EVOLVING SYSTEMS, INC. Annual Report on Form 10-K December 31, 2003 Table of Contents
Item 7A. Quantitative and Qualitative Disclosure about Market Risk

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was approximately $46.3 million as of June 30, 2003.

        The number of shares of Common Stock outstanding was 15,859,360 as of March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 year.

EVOLVING SYSTEMS, INC.
Annual Report on Form 10-K
December 31, 2003
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

PART I

Item 1. Business Overview

Introduction

        Evolving Systems, Inc. ("we", "our", "us") is a provider of mission critical and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in the United States. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and Network Support Systems (NSS). Our customers include four of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four wireless carriers, representing more than 20 percent of U.S. wireless subscribers. We offer software products and solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer inventory and assignment software which supports carriers compliance with the government phone number conservation mandates. In addition, we offer a variety of network assurance and fulfillment solutions that were added to our portfolio when we acquired CMS Communications Inc., in November 2003. We are uniquely positioned as a provider of both OSS, NSS and comprehensive systems integration capabilities because these complementary competencies enable us to address and implement solutions across a customer's infrastructure.

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (the Telecom Act), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; number inventory and conservation software that addresses FCC mandates to extend the life of the North American Numbering Plan; and a solution for collecting traffic data off of network elements which supports both service assurance requirements and network planning activities. Number portability is mandated and implemented for U.S. wireline carriers today and was implemented by all U.S. wireless carriers for top-tier markets on November 24, 2003, with all remaining markets scheduled for implementation on May 24, 2004. Number conservation, or number pooling, has been mandatory for all U.S. carriers since November 2002, and is implemented for both U.S. wireline and wireless carriers today.

        Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy. The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customer's back office to meet the specific requirements of each customer. Solutions which include our intellectual property and extensions, enhancements and integration are typically licensed to our customers and supported by us. We branded the integration and development methodology that supports our new business strategy ServiceXpress™.

Recent Developments

  Acquisition of CMS Communications, Inc.

        In November 2003, we completed our acquisition of privately-held CMS Communications, Inc. ("CMS"). In acquiring CMS we added their licensed product, Traffic Data Management System ("TDMS") to our product base. TDMS is installed as the narrow band traffic collection data system in three of the nation's largest wireline carriers. We also added a workforce of approximately fifteen employees with experience working on complex tier one telecommunications solutions.

  Wireless Number Portability ("WNP")

        In November 2003, the FCC mandated that wireless carriers in the top-tier markets implement number portability. As a result of this mandate wireless carriers are required to allow consumers the ability to retain their phone number when changing service providers. As of December 31, 2003, our WNP software is used by three wireless carriers and two service bureaus. Although major WNP deployments have been completed, there are additional revenue opportunities to provide upgrades and enhancements to the core WNP installations as well as ongoing maintenance and services opportunities.

  Offshore Development

        In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (Evolving Systems India). For several years, offshore development has been a key aspect of our low-cost, accelerated-deployment strategy. With the formation of Evolving Systems India we expect to have more control and flexibility and lower costs than our previous outsourced development approach using offshore third party contractors.

  Management Changes

        Effective January 1, 2004, Stephen Gartside, formerly executive vice president of sales and operations, was appointed as our chief executive officer and as a member of the board of directors. Mr. Gartside succeeds former CEO George Hallenbeck, who remains with us as chief technology officer and as chairman of the board.

ServiceXpress Strategy

        Our ServiceXpress strategy is designed to provide our customers with high quality solutions that meet their specific needs, as quickly as feasible, at a competitive price. We work with our customers using our domain knowledge of telecommunications OSS to identify precisely what they need. We minimize the cost and maximize the speed of delivery by using low-cost offshore development, incorporating our products and ServiceXpress tools into the solution, as well as third party products and tools. Our detailed ServiceXpress methodology defines a repeatable process for developing, delivering and supporting high quality solutions. Most of our solutions are provided for a fixed price that allows our customers to benefit from the savings we achieve while providing us with reasonable margins. We strive to be a premier low-cost provider of high-quality, mission-critical solutions for wireline and wireless telecommunications carriers. After we deliver a solution to one of our customers, we pursue follow-on business that includes software development, product upgrades and related integration, as well as customer support and product maintenance. Since the solutions we provide usually perform functions that are required for the operation of our customer's business, we expect the follow-on revenue to occur for several years after an initial core product sale. This allows us to expand our product portfolio and ServiceXpress tools to solve our customers' requirements.

        Our ServiceXpress strategy is currently used in support of major solution and project implementations with several of our tier one carrier customers and we expect to follow this strategy going forward.

Industry Background

        Historically, telecommunications carriers have operated in a highly regulated environment. Deregulation and the widespread adoption of new telecommunications technologies, such as fiber optics, packet-data networks, digital wireless telephony and Internet-based services, have significantly increased the number of telecommunications carriers and created an increasingly competitive market. New entrants to the telecommunications service market include Competitive Local Exchange Carriers (CLECs), cable companies, Internet service providers (ISPs) and wireless service providers.

        The U.S. long distance market was opened to competition in the early 1970s. More recently, the Telecom Act provided for competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Telecom Act, among other things, requires carriers to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. While LNP is a key application for enabling such competition, the North American market saw the trend of new telecommunication carriers entering the market reverse in 2001. The North American wireline and wireless landscape today is dominated by a relatively small number of large carriers. Consolidation has played some role in creating the largest wireline and wireless carriers, a trend that appears to be continuing.

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

        Historically, as carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS in place at all the U.S. tier one carriers often utilize incompatible hardware, operating systems, communications protocols, application software and other technologies, making operation among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking to allow the proliferation of value-added services, such as call waiting, call forwarding and voice mail, broadband and to comply with federal mandates that in some cases change how systems and processes are required to work. Despite these difficulties, carriers are unable to completely replace existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, thereby further increasing their complexity and making it more difficult for them to operate with one another.

Solutions for OSS

  Local Number Portability Solutions for Wireline (LNP) and Wireless (WNP)

        Our LNP software solution enables carriers to comply with the LNP mandate in the Act and subsequent FCC regulations implementing LNP and WNP. For both the wireline and wireless industries, this requires service providers to allow customers the ability to retain, or "port", their phone numbers when changing from one service provider to another. Our LNP software for ordering, provisioning, reporting and exchanging information between carriers is widely used by wireline service providers and is involved in approximately 50 percent of all porting transactions in the United States each year. In addition, we developed the initial custom software currently used by all eight regional Number Portability Administration Centers (NPAC) in North America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our LNP product features and developed other LNP related OSS software products for the wireline and wireless markets. The emerging wireless communications industry's ongoing implementation of WNP represents a growth opportunity for us. Today, our WNP software is used by three wireless carriers and two service bureaus. It is estimated that approximately 30 percent of wireless customers change carriers at least once per year. Our full LNP solution comprises four distinct products: OrderPath® order entry; NumberManager® network provisioning; DataServer™ data warehousing; and PortExchange™ ICP pre-porting.

  ServiceXpress Methodology and Toolkit

        Our ServiceXpress methodology and toolkit was developed based on our domain knowledge of the telecommunication carriers' OSS and our tools and processes we developed to integrate our products, and enhancements to those products, into our customers' OSS. We believe our ServiceXpress methodology and toolkit reduces the cost and time required to integrate our solutions as well as other third party or legacy solutions into a carrier's environment. For example, before LNP went into effect, a customer's telephone number pointed to the geographic location of a carrier's particular physical telephone switch to which the customer's phone was attached. This allowed calls to be routed to the customer based only on the telephone number without any associated database lookup. Since most OSS were created before LNP, these systems assumed the telephone number could be used to identify a customer's service provider and to the switch which the customer's phone was attached. When LNP was implemented, the phone number had to be associated with a different switch each time the customer changed its service provider. Thus, when our customers deployed our LNP products, they also had to implement changes throughout many of their other OSS to deal with the impact that LNP had on their OSS. This, in turn, required new integration between the OSS so they could operate with one another. As a result of experience we gained helping our customers with this integration, we created our ServiceXpress methodology which we have used to solve LNP, WNP and number inventory and assignment integration efforts.

  NumeriTrack Number Inventory and Assignment Solution

        We developed our NumeriTrack solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, which resulted from the FCC's concern that the U.S. was running out of 10 digit telephone numbers, were designed to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers, specifying rules regarding the assignment and classification of those numbers, requiring regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the "pool" to be reallocated to other carriers. Our NumeriTrack solution, which has been sold to four major carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers, provides inventory management of phone numbers and other assets such as SIM cards, supports inventory assignments, and supports integration with carriers' existing back-office systems. The NumeriTrack solution contains features for future adaptability such as future support of assets that need inventory and assignment logic such as IP addresses. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solutions has far-reaching implications for carriers' existing OSS environments and business processes. As described above, this presents another integration opportunity for our ServiceXpress methodology. The FCC's mandates for number conservation and pooling were implemented for wireline and wireless carriers in 2003.

  Network Assurance and Fulfillment Solutions

        Communications service provider networks are complex and sophisticated, with unique processes and valuable information flowing from many systems and applications. How well service providers manage these networks and use their data is critical to customer retention and with telecommunications capital budgets under pressure, optimizing these networks and making them more efficient is a critical objective. We offer a variety of profit-enhancing network and service management solutions for fulfillment and assurance. These solutions, which are designed to automate key business processes and make valuable network data available to select employees in the enterprise, include Alarm and Fault Management, Capacity and Network Planning, Data Collection, Mediation, Performance Management, Service Activation, Service Design and Assignment, and Service Quality Analysis. The primary solution in the Evolving Systems portfolio in this space is Traffic Data Management System (TDMS). TDMS is installed as the narrow band traffic collection data system in three of the nation's largest wireline carriers. Evolving Systems is also working to extend this offering to broadband.

Custom Solutions and Integration

        Since inception we have developed and supported a variety of custom solutions for the OSS environment. Based on that experience, we have developed domain knowledge that continues to help us serve our customers. As an example, we still maintain and support a complex Cellular Digital Packet Data (CDPD) network element solution.

Business Structure and Strategy for Growth

        We have developed a solutions business model that leverages our strong U.S. presence (offices in Denver, Colorado and Columbus, Ohio) and telecommunications domain expertise with low-cost offshore development capabilities in India. We developed this model in response to the downturn in the telecommunications industry, and in 2002 we successfully completed a restructuring plan that resulted in dramatically improved financial results—revenue growth and solid profitability—for our year ended December 31, 2003.

        In January of 2004 we announced plans to launch Evolving Systems India, a wholly-owned subsidiary intended to replace our prior development partnership with India-based Infosys Technologies, Limited. In March 2004 we formally launched Evolving Systems India in the city of Bangalore, with an initial staffing of 15 employees. We expect Evolving Systems India to commence initial operations by the end of Q2 2004 with a target of 45 employees. We believe our captive development team in India will enable us to offer our customers even higher-quality, lower-cost solutions and a more consistent round-the-clock workday.

        While the focus in 2003 was on achieving sustainable profitability from business operations using our solutions business model, in Q4 2003 we announced plans for extending the strategy to focus on profitable growth. The profitable growth is expected to come from organic growth from current operations combined with a selective acquisition strategy targeted to find new telecommunications software assets that fit our business model and that can extend the presence we have in our target tier one carrier market. An example of the strategy is the acquisition by Evolving Systems of CMS in November 2003. This acquisition brought us a new core product in the assurance and fulfillment area with a tier one installed base.

        The Company plans to integrate CMS completely into the current business model and operations and expects to fully integrate any potential future acquisition to maximize the revenue and cost synergies.

        We currently operate our business as two operating segments based on revenue type: license fees/services revenue and customer support revenue. For financial information by segment, please refer to Note 9 to the Consolidated Financial Statements.

Sales and Marketing

        The primary objective of our sales and marketing efforts is to educate existing and potential customers throughout the telecommunications industry about the depth and breadth of our capabilities, experience and product portfolio. We work with those customers through discovery, concept and business case to create solutions that reduce costs or allow compliance with Federal mandates. Our solutions sales efforts are lead by principals from our consulting practice who have strong industry and technical expertise and are supported by account executives and customer support managers. Our sales and marketing efforts include constant interaction with existing and target customers and prospects, participation in relevant industry bodies, a website presence, presentations at industry conferences and forums, news releases to the industry and other marketing initiatives. Our sales focus is to create solution opportunities that leverage our competencies with U.S. tier one carriers. The majority of sales efforts are conducted by the direct sales teams described above. Occasionally, we make sales through partners or application service providers ("ASP's") that address other segments of the communication market using solutions we have created.

Product Development and Support

        Our product development efforts are focused on identifying customer requirements and performing design and development functions for features to enhance specific applications or to build new applications for specific customer solutions. We make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions. We usually do not develop completely new products, major product enhancements or tools until we have at least one customer who has agreed to license what we develop.

Competition

        The market for telecommunications OSS and enhanced services software products is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, off-shore development companies and certain of our customers' internal IT organizations, that have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer- standing relationships with telecommunications customers than we do. Although we concentrate on providing software and services for the telecommunications industry, the market for telecommunications software is extremely large and we currently hold only a small portion of the market share outside of the LNP/WNP, number pooling, and fulfillment and assurance segments. We differentiate ourselves from competitors through our combination of telecommunications domain knowledge, low-cost offshore development, products, services, integration capabilities and strong customer relationships.

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

        We believe that our ability to compete successfully depends on a wide range of factors. We plan to compete by offering quality low-cost solutions that are tailored specifically to the customer. Many of our customer relationships span 5 years or more with some extending beyond ten years. We believe these long relationships also help us compete.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. patents on elements of our principal LNP OSS products: NumberManager and OrderPath and have applied for patent protection on various elements of our OmniPresenceServer™ application. We have applied for patent protection on elements of our ServiceXpress test harness application.

Backlog

        The Company's backlog is defined as firm non-cancelable sales orders that are anticipated to be delivered over the next twelve months. As of December 31, 2003 and 2002, our backlog was approximately $11.0 million and $18.9 million, respectively. Our backlog at December 31, 2003 is comprised of license fees and services of $3.4 million and customer support of $7.6 million compared to license fees and services of $6.0 million and customer support of $12.9 million at December 31, 2002. The decrease at December 31, 2003 in customer support is mainly due to the timing of annual customer support renewals coupled with the conversion of certain customers from annual support plans to quarterly support plans. The decrease in license and services at December 31, 2003 is due to fewer core license and services projects in process.

Employees

        As of December 31, 2003, we employed 100 people, with 75% involved in product delivery, development, support and professional services, 12% in sales and marketing, and 13% in general administration. Additionally, we used the services of an offshore subcontractor who provided the equivalent of approximately 42 employees, primarily in the area of product delivery, development and support.

Risk Factors

  Fluctuations in Quarterly Results of Operations

        Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly fluctuations may result from a number of factors, including:

  •
  the size of new contracts and when they are signed;

  •
  our rate of progress under our contracts;

  •
  the timing of customer and market acceptance of our products and service offerings;

  •
  our ability to effectively manage offshore software development in India;

  •
  actual or anticipated changes in government laws and regulations related to the telecommunications market, including, but not limited to, the effect of wireless number portability on our business;

  •
  judicial or administrative actions about these laws or regulations;

  •
  the nature and pace of enforcement of the Telecom Act;

  •
  product lifecycles;

  •
  the mix of products and services sold;

  •
  changes in demand for our products and services;

  •
  the timing of third-party contractors' delivery of software and hardware;

  •
  budgeting cycles of our customers;

  •
  changes in the term and rates related to the renewal of support agreements;

  •
  level and timing of expenses for product development and sales, general and administrative expenses;

  •
  competition by existing and emerging competitors in the telecommunications software markets;

  •
  our success in developing and selling new products, controlling cost, attracting and retaining qualified personnel and expanding our sales and customer focused programs;

  •
  software defects and other product quality problems;

  •
  changes in our strategy;

  •
  the extent of industry consolidation; and

  •
  general economic conditions.

        In the past, and currently, we earn a significant portion of our revenue from a small number of customers. We expect this will continue. As a result, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could be materially harmful to our business, financial condition, results of operations, and cash flows.

        Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast as the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

        Furthermore, based on these factors, we believe our future quarterly operating results may vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that occurs, it is possible that the market price of our common stock could go down.

  Regulatory Uncertainties

        The market for our traditional OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring Regional Bell Operating Companies (RBOCs) to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Telecom Act with respect to wireless carriers until November 2003, these delays had an impact on our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon Wireless petitioned the FCC requesting forbearance from this requirement, we saw our wireless customers delay making decisions to purchase wireless number portability products. WNP went into effect in November, 2003. However, any invalidation, repeal or modification in the requirements imposed by the Telecom Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.

  Reliance on Significant Customers

        Historically, a substantial portion of our revenue came from a limited number of customers, all in the telecommunications industry. During 2003 and 2002, we recognized approximately 61% and 66%, respectively, of our total revenue from three significant customers, who each were responsible for more than 10% of our total revenue (Significant Customers). In 2001 approximately 67% of our revenue came from four Significant Customers. It is likely that we will continue to depend on large contracts with a small number of Significant Customers. This can cause our revenue and earnings to fluctuate between quarters based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual support contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers could materially harm our business, financial condition and results of operations.

  Risks Associated with Offshore Development

        Several years ago, in response to pressure from our customers for lower cost solutions, we entered into a contract with Infosys to provide a dedicated team of software developers to provide software development services and maintenance services. In February 2004, we formed Evolving Systems India and we are currently in the process of staffing the Indian company and transitioning our projects from Infosys. Any failure by us to manage this transition properly could negatively affect our margins. In addition, if Infosys or Evolving Systems India fails to provide quality software in a timely fashion during or after this transition, this could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

  Integration of CMS or Future Acquisitions

        The integration of CMS or future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition. The risks we may encounter in such transactions include but are not limited to:

  •
  we may have difficulty assimilating the operations and personnel of the acquired company;

  •
  we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

  •
  we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

  •
  customers of the acquired company may decide not to renew their contracts with the combined entity and other ongoing business may be disrupted by transition and integration issues;

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

  •
  we do not know if we will be able to finance future acquisitions;

  •
  certain management and other employees of CMS, or future acquisitions, may be critical to the success of the acquired company, and we do not know if we will be successful in retaining these individuals in the combined companies;

  •
  we may incur impairment charges in the future related to our goodwill and intangible assets if we do not achieve our expected cash flows or growth rates;

  •
  the price of our stock may go down as stockholders receiving stock in connection with the CMS transaction, or any future transaction, elect to sell their shares, or the marketplace does not favorably view the transaction.

        Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter, including the current quarter, our operating results could differ from the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock could go down.

  Lengthy Implementation Process; Customer Acceptance of Our Solutions; Risk of Software Defects

        Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation. This could materially harm our business, financial condition, results of operations, and cash flows.

        The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could have a material harmful effect on our business, financial condition, results of operations and cash flows.

  Lengthy Sales Cycle/Consolidations and Budget Cutbacks in the Industry

        Large telecommunications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months, making it difficult for us to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter.

        The telecommunications industry has recently experienced significant reorganization and consolidation. This may continue. Mergers and acquisitions of large telecommunications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, due to a major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), many of the companies in the telecommunications industry reduced their capital expenditures in response to changes in the telecommunications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases. It is difficult to determine how long this downturn will continue. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter.

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

  Rapid Technological Change; Risks Associated with New Versions and New Products

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

  Mature Market for Number Portability Products

        The market for our number portability products is mature and we may not be able to successfully identify new product opportunities or achieve market acceptance of new products brought to the market. Although wireless number portability was only recently mandated, many of the wireless carriers selected solutions from our competitors and it is unclear how many new opportunities there will be with these carriers. If we are unable to identify new product opportunities, our business, financial condition, results of operations or cash flows could be materially harmed.

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

  Competition

        Our primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., TSI Telecommunications, Inc., Accenture Ltd., Tekelec and NeuStar, Inc. There also can be no assurance that customers will not offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from ASPs, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

        We believe that our ability to compete successfully depends on numerous factors. For example, the following factors affect our ability to compete successfully:

  •
  how well we respond to our customers' needs;

  •
  the quality and reliability of our products and services and our competitors' products and services;

  •
  the price for our products and services, as well as the price for our competitors' products and services;

  •
  how well we manage our projects;

  •
  our technical subject matter expertise;

  •
  the quality of our customer service and support;

  •
  the emergence of new industry standards;

  •
  the development of technical innovations;

  •
  our ability to attract and retain qualified personnel;

  •
  regulatory changes; and

  •
  general market and economic conditions.

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

  Risks Associated with Recruiting and Retaining Personnel

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

  Protection of Intellectual Property; Risks of Infringement

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our LNP products, NumberManager and OrderPath, and elements of our OmniPresenceServer application and have applied for patent protection on various other elements of our OmniPresenceServer application and our ServiceXpress Test Harness application. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. It is also possible that we will inadvertently infringe upon the intellectual property rights of a third party. Litigation may also be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could materially harm our business, financial condition and results of operations.

  International Operations

        Our operations in India subject us to various risks associated with growth outside the United States including:

  •
  Compliance with international laws and regulatory requirements

  •
  The potential exchange and repatriation of foreign earnings

  •
  Foreign currency exchange rate fluctuations

  •
  Difficulties in staffing and managing Indian operations

  Possible Volatility of Stock Price

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

  Effects of Future Sales of Our Common Stock in the Public Market

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. The perception among investors that such sales will occur could also produce this effect. These factors also could make it more difficult to raise funds through future offerings of common stock.

  Reporting Requirements

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act of 2002, is likely to require the commitment of significant managerial resources. We are currently reviewing our internal control systems, processes and procedures to ensure compliance with the requirements of Section 404. While we expect that this review will show that we are in compliance, there can be no assurance that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest as to the adequacy of our internal controls.

  We Have Never Paid Dividends

        We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  Certain Anti-Takeover Provisions

        Our restated certificate of incorporation allows our board of directors to issue up to 2,000,000 shares of Series A preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock.

        In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

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

Item 2. Properties

        During 2003, we leased office space at five locations. The only office spaces currently being utilized are the Englewood, Colorado location, which was renegotiated in 2002 to reduce the square footage as well as the lease term, (see Note 4 to the Consolidated Financial Statements) and the space in Columbus, OH, which was acquired as part of the CMS acquisition. We closed all of our other offices in 2002. Any remaining lease obligations associated with the closed offices were accrued as restructuring and other expenses, net of estimated sublease income (see Note 4 to the Consolidated Financial Statements). We currently have sublease agreements on the California, Virginia and New Jersey locations. Our leases are shown below:

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	36,719	5/31/07
Columbus, Ohio	15,335	10/31/07
Santa Maria, California	6,600	4/30/06
Vienna, Virginia	1,871	10/31/04
Iselin, New Jersey	2,951	1/31/05

        In March 2004, we entered into a lease agreement for office space in Bangalore India. This office space is needed due to the formation of Evolving Systems India, which was incorporated in February 2004. The Bangalore office is approximately 7,488 square feet and the lease expiration date is March 7, 2005.

Item 3. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations.

Item 4. Submission of Matters to a Vote of Security Holders

        In March 2004, Donald R. Dixon and Robert J. Loarie resigned from the Board of Directors. The Board appointed David J. Nicol to fill the position vacated by Mr. Dixon.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the common stock. We transferred from the NASDAQ National Market to the NASDAQ SmallCap Market on August 28, 2002. The closing price of our common stock as reported on the NASDAQ SmallCap Market as of March 10, 2004 was $9.14 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the common stock as reported on the NASDAQ National and SmallCap Markets. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2003		2002
	High	Low	High	Low
First Quarter	$2.94	$0.91	$1.68	$0.75
Second Quarter	$4.20	$2.85	$1.15	$0.26
Third Quarter	$14.08	$3.33	$0.38	$0.20
Fourth Quarter	$18.50	$12.11	$1.10	$0.26

        As of March 10, 2004, there were approximately 135 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

        As shown in the table below, as of December 31, 2003, we reserved 2,934,314 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,934,314	$2.77	1,385,942

Item 6. Selected Financial Data

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2003, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on

Form 10-K. 2003 results include amounts related to the acquisition of CMS Communications, Inc. from the purchase date of November 3, 2003 to December 31, 2003.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Revenue	$27,973	$22,963	$34,055	$53,756	$41,129
Operating Expenses:
Cost of revenue excluding depreciation and amortization	11,476	17,019	29,409	32,606	24,521
Sales and marketing	2,940	4,907	8,206	8,366	4,516
General and administrative	3,494	5,420	8,738	10,927	9,250
Product development(1)	2,043	1,209	3,076	370	1,064
Depreciation and amortization	1,182	1,771	2,483	3,214	3,511
Restructuring and other expense(2)	(9)	5,079	—	—	—

Income (loss) from operations	6,847	(12,442)	(17,857)	(1,727)	(1,733)
Other income (expense)	191	35	256	682	(2,415)
Provision for income taxes(3)	167	—	1,547	—	—

Net income (loss)	$6,871	$(12,407)	$(19,148)	$(1,045)	$(4,148)

Basic income (loss) per share	$0.48	$(0.93)	$(1.46)	$(0.08)	$(0.34)
Diluted income (loss) per share	$0.43	$(0.93)	$(1.46)	$(0.08)	$(0.34)
Weighted average basic shares outstanding	14,205	13,295	13,075	12,673	12,138
Weighted average diluted shares outstanding	16,139	13,295	13,075	12,673	12,138
Working capital	$13,836	$3,528	$13,623	$30,150	$28,904
Total assets	41,701	24,765	32,291	47,934	49,628
Long-term debt, net of current portion	183	141	115	—	170
Stockholders' equity	26,473	5,891	18,291	36,838	36,541

(1)
In 2003 we expensed $233,000 of in-process research and development associated with the acquisition of CMS Communications, Inc.

(2)
In 2002 we incurred $5.1 million in restructuring and other expenses related to our headcount reduction; headquarters lease restructure, satellite office closures and asset impairments. See Note 4 to the Consolidated Financial Statements.

(3)
In 2001 a full valuation allowance was recorded relating to our deferred tax asset. See Note 7 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue, our expectations associated with Evolving India, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

Introduction

        Evolving Systems ("we", "our", "us") is a provider of mission critical and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in the United States. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and enhanced services platforms.

        Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy. The solutions business model reflects a more balanced mix of services and products, and a push for integration and enhancements of our customer's back office which meets the specific requirements of each customer. We branded the integration and development methodology that supports our new business strategy ServiceXpress. The implementation of the new solutions business model was followed by a transition to increased revenue and profitability in 2003.

Executive Summary

        During 2003, we recorded our first full year of profitability as a public company. Due to increased revenue and significantly lower expenses due to our restructuring plan in 2002, we had net income for the year ended December 31, 2003 of $6.9 million compared to a net loss of $12.4 million for the year ended December 31, 2002.

        In November 2003, we completed our acquisition of privately-held CMS Communications, Inc. ("CMS"). In acquiring CMS we acquired their licensed product Traffic Data Management System ("TDMS") which is installed as the narrow band traffic collection data system in three of the nation's largest wireline carriers. In addition to adding TDMS we also added a workforce of approximately fifteen employees with experience working on complex tier one telecommunications solutions.

        We recorded increased revenues in license and services as well as customer support. The increase in license and services revenue is due to the transition to a solutions model which reflects a more balanced mix of services and products and the pursuit of follow on business with current customers which typically includes extensions or enhancements to our core products. The implementation of WNP in November 2003 did not have a material effect on our 2003 results but we believe there are continuing revenue opportunities to provide upgrade and enhancement services to meet the needs of our customers. Future challenges in license and services revenue include our high level of customer concentration as well as the maturity of the market related to our core products.

        Customer support revenues increased due to an increase in our installed licensed software base and the acquisition of CMS in November 2003 which contributed $370,000 in customer support revenue. Customer support agreements have historically been renewed annually. Customer pressures for quarterly maintenance renewals and lower maintenance fees could affect future customer support contracts.

        Total costs of revenue and operating expenses decreased by 40% or $14.3 million during 2003. The decrease is due to the restructuring that took place during 2002. The combination of higher revenues and significantly lower costs enabled us to more than double our cash during the year to $18.0 million and increase our working capital by $10.3 million.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have identified these policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to this policy on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 16 of this Annual Report on Form 10-K, beginning on page F-6.

  •
  Revenue recognition

  •
  Allowance for doubtful accounts

  •
  Income taxes

  •
  Goodwill and intangible assets

  Revenue Recognition

        The Company derives revenue from two primary sources: license fees/services and customer support. We recognize revenue in accordance with Statements of Position, or SOP 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions." In addition we have adopted Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

        The majority of our license fees and services revenue is generated from fixed-price contracts that provide for both licenses and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 81-1, "Accounting for Long-Term Construction Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Due to the fact that the estimated direct labor hours can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

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

  Goodwill and Intangible Assets

        We account for our purchase of an acquired company in accordance with SFAS No. 141, "Business Combinations." We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated lives, while in-process research and development is recorded as a one-time charge to product development expense in the statements of operations on the acquisition date.

        We assess the impairment of identifiable intangibles and goodwill, annually or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

  •
  Significant under-performance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and or

  •
  Our market capitalization relative to net book value

        If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value.

Results of Operations

        The following table sets forth, for the periods indicated, our Consolidated Statements of Operations reflected as a percentage of total revenue.

	Years Ended December 31,
	2003	2002	2001
REVENUE
License fees and services	52.2%	52.9%	74.4%
Customer support	47.8%	47.1%	25.6%

Total revenue	100.0%	100.0%	100.0%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	18.4%	24.6%	59.2%
Costs of customer support, excluding depreciation and amortization	22.6%	49.5%	27.1%
Sales and marketing	10.5%	21.4%	24.1%
General and administrative	12.5%	23.6%	25.7%
Product development	7.3%	5.3%	9.0%
Depreciation and amortization	4.2%	7.7%	7.3%
Restructuring and other expenses	—	22.1%	—

Total costs of revenue and operating expenses	75.5%	154.2%	152.4%

Income (loss) from operations	24.5%	(54.2)%	(52.4)%
Other income, net	0.7%	0.2%	0.7%

Income (loss) before income taxes	25.2%	(54.0)%	(51.7)%
Provision for income taxes	0.6%	—	4.5%

Net income (loss)	24.6%	(54.0)%	(56.2)%

        Beginning in the first quarter of 2003, we began to evaluate our business on a project basis, separately managing the delivery of new projects from recurring customer support projects. Revenue is comprised of license fees/services and customer support. Delivery projects include software license fees, custom development, integration and time and materials work. Customer support includes recurring maintenance fees, annual support fees and warranty maintenance. Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to the first quarter of 2003, we classified license fees and those services directly related to the delivery of licensed product, along with warranty maintenance, as license fees and related services. Customer support and other services included the remaining revenue types. Beginning in the first quarter of 2003, all delivery projects are classified as license fees/services and all support projects are classified as customer support. This change has not impacted our revenue recognition policy.

Accordingly, license fees/services and customer support revenues and the related costs of license fees/services and customer support for the years ended December 31, 2002 and 2001 have been reclassified to conform to our current presentation. This change had no effect on our financial position, total revenue, net income (loss) or cash flows for any of the periods presented.

Revenue

        Revenue is comprised of license fees/services and customer support. Total revenue was $28.0 million, $23.0 million and $34.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  License fees and services

        License fees and services revenues increased 20% to $14.6 million for the year ended December 31, 2003, from $12.1 million for the year ended December 31, 2002. The increase in 2003 is due to our transition to a solutions business model, which has increased the number of revenue generating projects, internal stabilization following the 2002 restructuring and improved customer confidence related to our improved financial condition.

        License fees and services revenues decreased 52% to $12.1 million for the year ended December 31, 2002, from $25.3 million for the year ended December 31, 2001. The decrease in 2002 is primarily due to an $11.8 million decrease in custom development services related to the poor economic condition in the telecommunications market.

        In addition, 2001 license fees and services revenue were further impacted by the termination of our revenue sharing ASP arrangement we had with Qwest Communications International Inc. ("Qwest"). This ASP arrangement was amended in response to Qwest's decision to discontinue its plans to offer certain of our products on a commercial ASP basis. We continue to provide software and services to Qwest for its internal operations; however, the impact of the new business relationship was a reduction in our fourth quarter 2001 revenue of $1.2 million.

  Customer Support

        Customer support revenues increased 24% to $13.4 million for the year ended December 31, 2003 from $10.8 million for the year ended December 31, 2002. The increase in 2003 is due to the increase in our installed licensed software base upon which support fees are charged and our acquisition of CMS, which provided $370,000 of customer support revenue from its acquisition date of November 3, 2003 through December 31, 2003.

        Customer support revenues increased 24% to $10.8 million for the year ended December 31, 2002 from $8.7 million for the year ended December 31, 2001. The increase in 2002 is due to the increase in our installed licensed software base upon which support fees are charged.

Costs of Revenue, Excluding Depreciation and Amortization

        Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, offshore development subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue, excluding depreciation and amortization were $11.5 million, $17.0 million and $29.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Headcount reductions of 111 associated with our restructuring plan in 2002 were related to departments within costs of revenue.

  Costs of License Fees and Services, Excluding Depreciation and Amortization

        Costs of revenue for license fees and services, excluding depreciation and amortization, decreased 9% to $5.2 million for the year ended December 31, 2003 from $5.6 million for the year ended December 31, 2002. The decrease in 2003 is due to decreased employee and related expenses due to staff reductions, primarily in the first three quarters of 2002 and reduced facilities costs related to our restructuring plan. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the year ended December 31, 2003, from 46% for the year ended December 31, 2002. The decrease as a percentage of license fees and services revenue is primarily due to the 20% increase in license fees and services revenue during 2003.

        Costs of revenue for license fees and services, excluding depreciation and amortization, decreased 72% to $5.6 million for the year ended December 31, 2002 from $20.2 million for the year ended December 31, 2001. The decrease in 2002 is due to decreased employee and related expenses due to staff reductions in 2002 and reduced facilities costs related to our restructuring plan. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 46% for the year ended December 31, 2002, from 80% for the year ended December 31, 2001. The decrease as a percentage of license fees and services revenue is due to the significant savings related to our restructuring plan which exceeded the 52% decrease in revenue.

  Costs of Customer Support, Excluding Depreciation and Amortization

        Costs of revenue for customer support, excluding depreciation and amortization, decreased 44% to $6.3 million for the year ended December 31, 2003 from $11.4 million for the year ended December 31, 2002. The decrease in 2003 is due to decreased employee and related expenses due to staff reductions in 2002 and reduced facilities costs related to our restructuring plan. As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 47% for the year ended December 31, 2003, from 105% for the year ended December 31, 2002. The decrease as a percentage of customer support revenue is primarily due to decreased costs related to our restructuring plan and a 24% increase in customer support revenue.

        Costs of revenue for customer support, excluding depreciation and amortization, increased 23% to $11.4 million for the year ended December 31, 2002 from $9.2 million for the year ended December 31, 2001. The increase in 2002 is due to increased employee and related expenses related to the 24% increase in customer support revenue. As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 105% for the year ended December 31, 2002, from 106% for the year ended December 31, 2001. The decrease as a percentage of customer support revenue is due to larger increase in revenue than costs in 2002.

Sales and Marketing

        Sales and marketing expenses consist primarily of compensation costs, including bonuses and commissions, travel, public relations and occupancy expenses. Sales and marketing expenses were $2.9 million, $4.9 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of 40% to $2.9 million for the year ended December 31, 2003 from $4.9 million for the year ended December 31, 2002 was due to a reduction of our sales and marketing staff throughout 2002, related to our restructuring plan as well as significant decreases in advertising and travel and entertainment costs which was partially offset by increased bonus expense. We eliminated 18 of the 24 positions in sales and marketing related to our restructuring plan in 2002. As a percentage of revenue, sales and marketing expenses decreased to 11% for the year ended December 31, 2003 from 21% for the year ended December 31, 2002. The decrease as a percentage of revenue is due to the aforementioned reduction in sales and marketing staff and related expenses in 2002 and a 22% increase in revenue during 2003.

        Sales and marketing expenses decreased 40% to $4.9 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. The decrease was due to a reduction of our sales and marketing staff, related to our restructuring plan, lower commission expense due to a decline in sales, as well as decreases in travel and entertainment and advertising related costs. As a percentage of revenue, sales and marketing expenses decreased to 21% for the year ended December 31, 2002 from 24% for the year ended December 31, 2001. The decrease as a percentage of revenue is due the aforementioned reduction in sales and marketing staff and related expenses in 2002.

General and Administrative

        General and administrative expenses consist principally of compensation costs, which includes bonuses, for the following departments; facilities, finance, legal, human resources, and executive management. General and administrative expenses were $3.5 million, $5.4 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of 36% to $3.5 million for the year ended December 31, 2003 from $5.4 million for the year ended December 31, 2002 was due to decreased salary expenses resulting from staff reductions throughout 2002, partially offset by increased bonus expense, and reduced facility costs related to our restructuring plan. We eliminated 16 of the 39 general and administrative positions as a result of the restructuring plan that took place in 2002. As a percentage of revenue, general and administrative expenses decreased to 13% for the year ended December 31, 2003 from 24% for the year ended December 31, 2002. The decrease as a percentage of revenue is due to the aforementioned headcount reductions and restructure of our headquarters lease in 2002 as well as a 22% increase in revenue in 2003.

        General and administrative expenses decreased 38% to $5.4 million for the year ended December 31, 2002 from $8.7 million for the year ended December 31, 2001. The decrease was due to decreased salary expenses resulting from staff reductions throughout 2002 and reduced facility costs related to our restructuring plan. As a percentage of revenue, general and administrative expenses decreased to 24% for the year ended December 31, 2002 from 26% for the year ended December 31, 2001. The decrease as a percentage of revenue is due to the aforementioned headcount reductions and restructure of our headquarters lease in 2002.

Product Development

        Product development expenses consist primarily of personnel, occupancy and offshore development subcontractor expenses. Product development expenses were $2.0 million, $1.2 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of 69% to $2.0 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002 was due to our work on our ServiceXpress toolkit, WNP readiness and a $233,000 write-off of in-process research and development associated with our acquisition of CMS. As a percentage of revenue, product development costs increased to 7% for the year ended December 31, 2003 from 5% for the year ended December 31, 2002. The increase as a percentage of revenue is due to the work on ServiceXpress and the in-process research and development write-off related to the CMS acquisition.

        As part of our 2002 restructuring plan we focused our employee resources on developing specifically requested customer projects. The effects of our eliminating 20 product development positions, along with fewer staff being dedicated to product development in 2002 resulted in the decrease of $1.9 million or 61% compared with 2001. As a percentage of revenue, product development costs decreased to 5% for the year ended December 31, 2001 from 9% for the year ended December 31, 2001. The decrease as a percentage of revenue is due to the aforementioned headcount reductions in 2002.

Restructuring and Other Expense

        In late 2001 and early 2002, management implemented a restructuring plan (the "Plan") due to the downturn in the telecommunications industry, the Company's sharp decline in revenue, the delay in ruling on WNP and other factors. The Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets. The Company recorded an expense (benefit) of ($9,000) and $5.1 million in restructuring and other for the years ended December 31, 2003 and 2002, respectively.

        Work force reductions.    We reduced our staff by 165 people (41 in the first quarter, 78 in the second quarter, 29 in the third quarter and 17 in the fourth quarter) in 2002. All departments within the Company were impacted by the reductions. As a result, we recorded expenses associated with these reductions in staff of approximately $1.5 million in restructuring and other expenses for the year ended December 31, 2002. In 2003, we reduced our work force reductions accrual related to the settlement of severance benefits, which resulted in a benefit of $80,000 for the year ended December 31, 2003. We made cash payments of $57,000 and $1.4 million for the years ended December 31, 2003 and 2002, respectively, related to the work force reductions. All payments for these employees were contractually defined and fixed. At December 31, 2003 there was no remaining liability related to these workforce reductions.

        Restructure of headquarters lease.    In June 2002, we restructured and amended our lease agreement on our Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability of $2.0 million in restructuring and other expenses less a net benefit of approximately $200,000 of rent escalation liabilities that were reversed and building improvement costs that we assumed. The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007. During 2002, we paid our landlord $1.1 million, with the remaining $900,000 paid in 2003. As of December 31, 2003, there was no remaining liability related to this obligation. In addition, as security for the amended lease obligation, we restricted $500,000 of cash through the issuance of a letter of credit to our landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as our account is in good standing.

        Closure of satellite offices.    We closed all of our satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $84,000 and $484,000 were recorded for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, we made cash payments of $66,000 and $327,000, respectively. The cash payments are net of sublease income of $108,000 and $29,000 for the years ended December 31, 2003 and 2002 respectively. At December 31, 2003, $128,000 was included in accounts payable and accrued liabilities, and an additional $47,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms. The lease terms range from 10 months to 28 months. The costs to sublease or terminate these lease commitments are based on estimates and as such, we may incur additional costs related to the satellite office closures.

        Impairment of assets.    We recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the year ended December 31, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of our headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to employee reductions. These assets were taken out of service in the second quarter and were disposed of during the third quarter of 2002.

        Other Costs.    We recorded an expense of $106,000 related to other assets that we would no longer be utilize as a result of the restructuring.

Other income (expense)

        Other income (expense) includes interest expense on our capital leases, interest income on cash and cash equivalents and gains or losses on the disposal of assets. Other income (expense) was $191,000, $35,000 and $256,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and resulted in net other income for each of the years. The increase for the year ended December 31, 2003 compared to 2002 is due to increased interest income from higher cash balances and losses on disposal of certain assets that occurred in 2002. The decrease for the year ended December 31, 2002 compared to 2001 is due to decreased interest income from reduced interest rates and from reduced cash balances.

Provision for income taxes

        We recorded income taxes expense of $167,000 during 2003 related primarily to our alternative minimum tax ("AMT") liability. The expense is a result of the net operating loss carryforward for AMT purposes that may only be used to offset 90% of our alternative minimum taxable income.

        A full valuation allowance is recorded as of December 31, 2003, due to uncertainties related to the ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. Our assessment of this valuation allowance was made using all available evidence. In particular, we considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and, therefore, we are not assured that such benefits will be realized.

Quarterly Financial Information

        The following table sets forth certain unaudited information for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. Fourth quarter 2003 results include the acquisition of CMS from the acquisition date of November 3, 2003 to December 31, 2003.

        These consolidated unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended				Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands, except per share amounts)
Revenue:
License fees and services(1)(2)	$2,472	$3,948	$3,181	$5,004	$4,307	$3,953	$1,956	$1,929
Customer support	3,323	3,200	3,258	3,587	3,011	2,687	2,651	2,469

Total revenue	5,795	7,148	6,439	8,591	7,318	6,640	4,607	4,398

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	834	1,140	1,288	1,893	1,278	1,061	1,175	2,130
Costs of customer support, excluding depreciation and amortization	1,920	1,427	1,667	1,307	2,069	2,442	3,228	3,636
Sales and marketing	831	684	720	705	858	766	1,400	1,883
General and administrative(3)	752	891	935	916	861	1,112	1,495	1,952
Product development(5)	819	568	380	276	131	333	191	554
Depreciation and amortization	264	269	319	330	367	396	486	522
Restructuring and other expenses	(47)	—	(80)	118	88	310	4,040	641

Total costs of revenue and operating expenses	5,373	4,979	5,229	5,545	5,652	6,420	12,015	11,318

Income (loss) from operations	422	2,169	1,210	3,046	1,666	220	(7,408)	(6,920)
Other income, net	54	41	49	47	(35)	19	38	13

Income (loss) before income taxes	$476	$2,210	$1,259	$3,093	$1,631	$239	$(7,370)	$(6,907)
Provision for income taxes(4)	41	126	—	—	—	—	—	—

Net income (loss)	$435	$2,084	$1,259	$3,093	$1,631	$239	$(7,370)	$(6,907)

Basic earnings (loss) per common share	$0.03	$0.15	$0.09	$0.23	$0.12	$0.02	$(0.55)	$(0.52)

Diluted earnings (loss) per common share	$0.02	$0.12	$0.08	$0.21	$0.12	$0.02	$(0.55)	$(0.52)

Weighted average basic shares outstanding	15,229	14,318	13,884	13,437	13,298	13,297	13,292	13,292
Weighted average diluted shares outstanding	17,890	16,893	15,319	14,456	13,590	13,297	13,292	13,292

(1)
For the three months ended September 30, 2002 and December 31, 2002, we decreased total estimated hours on a significant fixed price project that resulted in an increase in revenue of approximately $700,000 and $1.0 million, respectively.

(2)
For the three months ended March 31, 2003, we had $1.6 million of license fees and services revenue related to a large LNP project completed in the quarter.

(3)
For the three months ended December 31, 2002, we had a benefit of $138,000 due to a decrease in the allowance for doubtful accounts. The decrease in the allowance for doubtful accounts was due to collections from customers.

(4)
For the three months ended September 30, 2003 and December 31, 2003, we recorded income tax expense of $126,000 and $41,000, respectively, to record our estimated alternative minimum tax liability.

(5)
During the three months ended December 31, 2003, we had product development expense of $233,000 for in-process research and development costs associated with our acquisition of CMS.

	Three Months Ended				Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Revenue:
License fees and services	42.7%	55.2%	49.4%	58.2%	58.9%	59.5%	42.5%	43.9%
Customer support	57.3%	44.8%	50.6%	41.8%	41.1%	40.5%	57.5%	56.1%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	14.4%	15.9%	20.0%	22.0%	17.4%	16.0%	25.5%	48.4%
Costs of customer support, excluding depreciation and amortization	33.1%	20.0%	25.9%	15.2%	28.3%	36.8%	70.1%	82.7%
Sales and marketing	14.3%	9.6%	11.2%	8.2%	11.7%	11.5%	30.4%	42.8%
General and administrative	13.0%	12.5%	14.5%	10.7%	11.8%	16.7%	32.5%	44.4%
Product development	14.1%	7.9%	5.9%	3.2%	1.8%	5.0%	4.1%	12.6%
Depreciation and amortization	4.6%	3.8%	4.9%	3.8%	5.0%	6.0%	10.5%	11.8%
Restructuring and other expenses	(0.8)%	—	(1.2)%	1.4%	1.2%	4.7%	87.7%	14.6%

Total costs of revenue and operating expenses	92.7%	69.7%	81.2%	64.5%	77.2%	96.7%	260.8%	257.3%

Income (loss) from operations	7.3%	30.3%	18.8%	35.5%	22.8%	3.3%	(160.8)%	(157.3)%

Other income, net	0.9%	0.6%	0.8%	0.5%	(0.5)%	0.3%	0.8%	0.3%

Income (loss) before income taxes	8.2%	30.9%	19.6%	36.0%	22.3%	3.6%	(160.0)%	(157.0)%
Provision for income taxes	0.7%	1.7%	—	—	—	—	—	—

Net income (loss)	7.5%	29.2%	19.6%	36.0%	22.3%	3.6%	(160.0)%	(157.0)%

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash flow from operations and equity transactions. At December 31, 2003, our principal source of liquidity was $13.8 million in working capital. There is no debt outstanding at December 31, 2003, except for property and equipment financed under a capital lease and the remaining lease obligations on offices that were closed during our 2002 restructuring.

        Net cash provided by operating activities was $6.9 million in the year ended December 31, 2003 compared to cash used in operating activities of $2.5 million in the year ended December 31, 2002. The main factors in the cash provided by operating activities for the year ended December 31, 2003 were net income of $6.9 million, a decrease in accounts receivables of $3.5 million and depreciation and amortization of $1.3 million. Offsetting increases to cash flows from operating activities for the year ended December 31, 2003 were accounts payable and accrued liabilities of $1.5 million, unearned income of $3.2 million, and unbilled work-in-process of $493,000.

        Net cash used by investing activities during the year ended December 31, 2003 was $9,000 compared to cash used by investing activities during the year ended December 31, 2002 of $180,000. During 2003, we purchased $367,000 in property and equipment to support operations. The acquisition of CMS provided a net cash inflow of $352,000.

        Financing activities provided $2.5 million in cash for the year ended December 31, 2003 compared to cash used by financing activities of $521,000 in the year ended December 31, 2002. During 2003, we received proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $2.6 million which was partially offset by repayments of capital lease obligations of $29,000.

        We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

  •
  Our cash and cash equivalents balance at December 31, 2003 of $18.0 million.

  •
  Our working capital balance at December 31, 2003 of $13.8 million.

  •
  Our profitability in each of the prior six quarters and anticipated profitability in 2004.

  •
  Our backlog of approximately $11.0 million at December 31, 2003.

        To the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, it could have a material adverse impact on our ability to meet our intended business objectives. Management believes that we have the ability to further reduce operating expenses, if necessary, such that current working capital and cash flows from operations will be adequate to meet our cash needs through next year.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

        The following summarizes our significant contractual obligations, net of estimated rental income under non-cancelable subleases, which are comprised of a capital lease and operating leases (in thousands).

	As of December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Capital lease	$42	$42	$42	$42	$35	$—	$203
Operating leases	723	703	697	366		—	2,489

Total commitments	$765	$745	$739	$408	$35	$—	$2,692

Impact of Inflation

        Inflation has not had a significant effect on our operations during the three years ended December 31, 2003.

Accounting Estimates

        On an on-going basis, we evaluate our estimates, including those related to project completion, customer programs and incentives, bad debts, income taxes, warranty maintenance, cancellation costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Business Combination

        On November 3, 2003, we acquired privately-held CMS for 732,773 shares of Evolving Systems Inc. common stock, of which 10% will be held in escrow for up to one year. The stock escrow was established to provide a means whereby the Company may make claims (within 1 year of closing) if certain representations and warranties made by CMS are determined to be materially different than represented during the merger. There was also a cash escrow account of $62,000 that was put in place by CMS to ensure that net cash position of CMS was positive as of the acquisition date. If the net cash position of CMS is negative as of the acquisition date and the cash escrow is to be distributed to Evolving Systems, then a purchase price adjustment will be reflected in the period in which the cash is received. Net cash is defined as the sum of all cash, cash equivalents, prepaid expenses and net accounts receivable less the sum of all accounts payable, accrued liabilities and deferred revenue. The acquisition was treated as a business combination and the results of operations were combined from the purchase date forward.

        CMS is a provider of network management operations support software for major telecommunications carriers. In addition to adding complementary products and sharing many common customers, CMS brings a workforce that is familiar with complex tier one telecommunications solutions. We believe that CMS's network management products will fit our solutions business model and provide us with additional opportunities with our tier one customers.

        The aggregate purchase price of approximately $11.2 million includes the issuance of 732,773 shares of Evolving Systems, Inc. common stock in exchange for all outstanding shares of CMS. The fair value of our common stock was determined using an average price of approximately $14.98 in accordance with EITF 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," which was the average closing price a few days before and after the merger agreement.

        In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," we allocated the purchase price to tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recognized as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has been allocated as follows (in thousands):

Cash	$535
Other current assets	99
Property and equipment	312
Goodwill	6,996
Intangible assets	3,975
Acquired IPR&D (charged directly to expense)	233

Total assets acquired	12,150
Current liabilities	(344)
Deferred revenue	(646)

Total purchase price	$11,160

        The Company hired an independent firm to assist in performing the purchase price allocation. The purchase price allocation analysis included, the future use of the acquired assets, analyses of historical performance and estimates of future performance of CMS' products. The fair value of intangible assets was primarily based on the income approach. The rates utilized to discount the net cash flows to their present values were based on our weighted average cost of capital. Amortization of identifiable intangibles will be expensed as "costs of license fees and services, excluding depreciation and amortization" and "costs of customer support, excluding depreciation and amortization". At December 31, 2003, identifiable intangible assets purchased in the CMS acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Accumulated Amortization	Useful Life
Identifiable intangible assets:
Purchased software	$174	$6	5 yrs
Purchased licenses	1,335	42	5 yrs
Maintenance agreements and related relationships	2,466	82	2-5 yrs

Balances December 31, 2003	$3,975	$130

        Expected future amortization expense related to identifiable intangibles as of December 31, 2003 is as follows (in thousands):

Year ending
2004	$854
2005	854
2006	772
2007	740
2008	625

$3,845

        In-process research and development ("IPR&D") of $233,000 was expensed as "Product development" in the accompanying statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined using the income approach by segregating cash flow projections related to in process projects. The stage of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies, in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SPAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the provisions of this statement to have a significant impact on its current or prospective consolidated financial statements.

        In December 2003, the SEC issued SAB 104, Revenue Recognition, ("SAB 104") which rescinds and updates SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        In the ordinary course of business, we are exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. Uncertainties that are either non-financial or non-quantifiable-such as political, economic, tax, other regulatory, or credit risks-are not included in the following assessment of market risks.

        Our cash balances are subject to interest rate fluctuations and as such, interest income amounts may fluctuate from current levels.

Item 8. Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2003, we implemented new accounting software. The implementation has increased our access to detailed project information.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the section of Evolving Systems, Inc. 2004 Proxy Statement, anticipated to be filed within 120 days of December 31, 2003, entitled "Proposal 1—Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

        Incorporated by reference to the section of the Evolving Systems, Inc. 2004 Proxy Statement, anticipated to be filed within 120 days of December 31, 2003, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the section of the Evolving Systems, Inc. 2004 Proxy Statement, anticipated to be filed within 120 days of December 31, 2003, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the section of the Evolving Systems, Inc. 2004 Proxy Statement, anticipated to be filed within 120 days of December 31, 2003, entitled "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

        Incorporated by reference to the section of the Evolving Systems, Inc. 2004 Proxy Statement, anticipated to be filed within 120 days of December 31, 2003, entitled "Report of the Audit Committee-Review of Fiscal Year 2003 Financial Statements."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K.

(1)
Consolidated Financial Statements: The following consolidated financial statements of Evolving Systems, Inc. are filed as part of this report.

  (2)
  Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2003, 2002 and 2001 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto.

Schedule II—Valuation and Qualifying Accounts

    Schedules other than the one listed above have been omitted since they are neither required, nor applicable or the information is otherwise included.

  (3)
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
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-43973.

The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

  (b)
  Reports on Form 8-K.

        On November 4, 2003, we filed a Current Report on Form 8-K announcing that we had acquired privately-held CMS Communications, Inc. of Columbus, Ohio for 732,773 shares of Evolving Systems common stock. Also on November 4, 2003, we furnished a Current Report on Form 8-K reporting our 2003 third quarter results.

        On November 18, 2003, we filed a Current Report on Form 8-K announcing the terms related to the acquisition of CMS Communications, Inc.

        On December 8, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K that was originally filed on November 18, 2003. The amendment included the audited financial statements of CMS Communications, Inc. and unaudited pro forma combined financial information.

        On December 17, 2003, we filed a Current Report on Form 8-K that pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, on December 10, 2003, the following executive officers of Evolving Systems, Inc. (the "Company") entered into selling plans as described below:

  Stephen K. Gartside, Jr., Executive Vice President of Sales and Operations, entered into an agreement to exercise 60,000 incentive stock options and to exercise and sell up to 84,000 non-statutory stock options of the Company (the "Plan"). Under the Plan, Mr. Gartside will exercise 5,000 incentive stock options each month and will exercise and sell up to 7,000 non-statutory stock options each month over a period commencing January 1, 2004 and ending December 31, 2004.

  Brian R. Ervine, Sr. Vice President and Chief Financial Officer entered into an agreement to exercise and sell up to 40,000 incentive stock options of the Company. Under the Plan, Mr. Ervine will sell up to 4,000 shares per month over a period commencing January 1, 2004 and ending December 10, 2004.

  Anita T. Moseley, Sr. Vice President and General Counsel entered into an agreement to exercise and sell up to 62,400 non-statutory stock options of the Company. Under the Plan, Ms. Moseley will sell up to 1,200 shares per week over a period commencing January 1, 2004 and ending December 28, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 22nd day of March, 2004.

Evolving Systems, Inc.
By:	/s/ STEPHEN K. GARTSIDE, JR. Stephen K. Gartside, Jr. President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen K. Gartside, Jr. and Anita T. Moseley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEPHEN K. GARTSIDE, JR. Stephen K. Gartside, Jr.	President and Chief Executive Officer	March 22, 2004
/s/ BRIAN R. ERVINE Brian R. Ervine	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2004
/s/ GEORGE A. HALLENBECK George A. Hallenbeck	Chairman of the Board of Directors	March 22, 2004
/s/ DAVID J. NICOL David J. Nicol	Director	March 22, 2004
/s/ BRENDAN F. REIDY Brendan F. Reidy	Director	March 22, 2004
/s/ STEVE B. WARNECKE Steve B. Warnecke	Director	March 22, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Evolving Systems, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Evolving Systems, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 22, 2004

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,999	$8,601
Current portion of restricted cash	100
Contract receivables, net of allowance of $65 and $290 at December 31, 2003 and 2002, respectively	9,292	12,727
Unbilled work-in-progress	622	129
Prepaid and other current assets	868	804

Total current assets	28,881	22,261
Property and equipment, net	1,579	2,004
Intangible assets, net	3,845	—
Goodwill	6,996	—
Long-term restricted cash	400	500

Total assets	$41,701	$24,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$29	$34
Accounts payable and accrued liabilities	3,044	4,176
Unearned revenue	11,972	14,523

Total current liabilities	15,045	18,733
Long-term obligations	183	141

Total liabilities	15,228	18,874
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, Series A; $.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 15,778,540 and 13,305,052 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively.	16	13
Additional paid-in capital	67,342	53,634
Accumulated deficit	(40,885)	(47,756)

Total stockholders' equity	26,473	5,891

Total liabilities and stockholders' equity	$41,701	$24,765

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2003	2002	2001
REVENUE
License fees and services (Note 1)	$14,605	$12,145	$25,322
Customer support (Note 1)	13,368	10,818	8,733

Total revenue	27,973	22,963	34,055

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation And amortization (Note 1)	5,155	5,644	20,182
Costs of customer support, excluding depreciation and amortization (Note 1)	6,321	11,375	9,227
Sales and marketing	2,940	4,907	8,206
General and administrative	3,494	5,420	8,738
Product development	2,043	1,209	3,076
Depreciation and amortization	1,182	1,771	2,483
Restructuring and other expenses	(9)	5,079	—

Total costs of revenue and operating expenses	21,126	35,405	51,912

Income (loss) from operations	6,847	(12,442)	(17,857)

Other income (expense):
Interest income	201	130	411
Interest expense	(16)	(27)	(26)
Gain (loss) on disposal of assets	6	(68)	(129)

Other income, net	191	35	256
Income (loss) before income taxes	7,038	(12,407)	(17,601)
Provision for income taxes	167	—	1,547

Net income (loss)	$6,871	$(12,407)	$(19,148)

Basic income (loss) per common share	$0.48	$(0.93)	$(1.46)

Diluted income (loss) per common share	$0.43	$(0.93)	$(1.46)

Weighted average basic shares outstanding	14,205	13,295	13,075
Weighted average diluted shares outstanding	16,139	13,295	13,075

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	$.001 Par Common Stock
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2000	12,950,620	$13	$53,063	$(37)	$(16,201)	$36,838
Stock option exercises and other	56,074	—	157	—	—	157
Amortization of deferred compensation	—	—	—	37	—	37
Common stock issued pursuant to the employee stock purchase plan	285,645	—	407	—	—	407
Net loss	—	—	—	—	(19,148)	(19,148)

Balance, December 31, 2001	13,292,339	13	53,627	—	(35,349)	18,291

Stock option exercises and other	8,217	—	6	—	—	6
Common stock issued pursuant to the employee stock purchase plan	4,496	—	1	—	—	1
Net loss	—	—	—	—	(12,407)	(12,407)

Balance, December 31, 2002	13,305,052	13	53,634	—	(47,756)	5,891

Stock option and warrant exercises	1,716,380	2	2,550	—	—	2,552
Common stock issued pursuant to the employee stock purchase plan	24,335	—	15	—	—	15
Common stock issued in conjunction with the acquisition of CMS Communications, Inc.	732,773	1	10,976	—	—	10,977
Tax benefit of stock options exercises	—	—	167	—	—	167
Net income	—	—	—	—	6,871	6,871

Balance, December 31, 2003	15,778,540	$16	$67,342	$—	$(40,885)	$26,473

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,871	$(12,407)	$(19,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred compensation	—	—	37
Depreciation	1,182	1,771	2,483
Amortization of intangible assets	130	—	—
Acquired in-process research and development	233	—	—
Loss on impairment and disposal of property and equipment	(6)	1,188	129
Bad debt expense	(30)	(21)	60
Provision for deferred income taxes	—	—	1,547
Change in operating assets and liabilities:
Contract receivables	3,483	(3,562)	5,998
Unbilled work-in-progress	(493)	5,179	8,802
Prepaid and other assets	184	456	362
Accounts payable and accrued liabilities	(1,476)	30	(908)
Unearned revenue	(3,197)	4,813	3,829
Long-term obligations	(12)	59	—

Net cash provided by (used in) operating activities	6,869	(2,494)	3,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(367)	(204)	(2,115)
Proceeds from sale of property and equipment	6	24	2
Cash acquired in acquisition, net of cash paid	352	—	—
Sales of short-term investments	—	—	5,931

Net cash provided by (used in) investing activities	(9)	(180)	3,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(29)	(28)	(160)
Proceeds from the issuance of stock	2,567	7	565
Restricted cash	—	(500)	—

Net cash provided by (used in) financing activities	2,538	(521)	405

Net increase (decrease) in cash and cash equivalents	9,398	(3,195)	7,414
Cash and cash equivalents at beginning of period	8,601	11,796	4,382

Cash and cash equivalents at end of period	$17,999	$8,601	$11,796

Supplemental disclosure of other cash and non-cash financing transactions:
Interest Paid	$16	$27	$21
Income Taxes Paid	167	—	—
Assets acquired under capital lease	104	—	190
Reconciliation for acquisition of business:
On November 3, 2003, the Company acquired all of the issued and outstanding stock of CMS Communications, Inc. in exchange for $11.2 million of consideration. In conjunction with the acquisition the fair value of assets and liabilities received were as follow:
Fair value of assets acquired	$12,150
Common stock issued for acquired company	(10,977)
Cash paid for other acquisition costs	(183)

Fair value of liabilities assumed	$990

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization

        Evolving Systems, Inc. (the "Company"), is a provider of innovative and cost-effective software solutions to tier one telecommunications companies. The Company maintains long-standing relationships with many of the largest wireline and wireless telecommunications providers in North America. Customers of the Company rely on it to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and enhanced services platforms.

        Founded in 1985, the Company initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with passage of the Telecommunications Act of 1996, the Company made a strategic decision to add software products to its established professional services offering. Since that time the Company has built a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; and number conservation software that addresses FCC-mandates to extend the life of the North American Numbering Plan. Number Portability is mandated and implemented for all US wireline carriers today and was implemented by all U.S. wireless carriers in top-tier markets on November 24, 2003, with all remaining markets scheduled for implementation on May 24, 2004. Number conservation or number pooling has been mandated for all U.S. carriers and is in various stages of implementation for both US wireline and wireless carriers today.

        Historically, the Company has helped customers integrate its products into their existing OSS environments. In 2002, the Company initiated a restructuring plan which, in addition to significant operational cost reductions included the reengineering of its solutions strategy to reflect a more balanced mix of services and products. The new business strategy was branded ServiceXpress.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary from November 3, 2003 forward. All significant intercompany transactions and balances have been eliminated.

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

Restricted Cash

        As of December 31, 2003, the Company had $500,000 of restricted cash in connection with the restructuring of its headquarters lease. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as the account is in good standing.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable and unbilled work-in-progress. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from their customers.

        Historically, a substantial portion of the Company's revenue came from a limited number of customers, all in the telecommunications industry. The following table depicts the percentage of revenue generated from customers responsible for more than 10% for the years ended:

	2003	2002	2001
Customer A	22%	10%	—
Customer B	8%	9%	21%
Customer C	—	—	17%
Customer D	23%	26%	17%
Customer E	16%	30%	12%

Total % of revenue	69%	75%	67%

        At December 31, 2003, three customers accounted for 75% of contract receivables and at December 31, 2002, three customers accounted for 87% of contract receivables, as follows:

	% of Contract Receivables 2003	% of Contract Receivables 2002
Customer A	12%	2%
Customer D	29%	43%
Customer E	34%	42%

Total % of contract receivables	75%	87%

Fair Value of Financial Instruments

        The carrying amounts for certain financial instruments, including cash and cash equivalents, certificates of deposit, contract receivables, accounts payable, accrued expenses and capital leases, approximate fair value due to their short maturities.

Advertising and Promotion Costs

        All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $15,000, $836,000 and $1.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Product Development Costs

        Product development expenses consist primarily of personnel, occupancy and offshore development subcontractor expenses. All product development costs are expensed as incurred. All product development projects are approved by management prior to any costs being incurred.

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

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and Intangible Assets

        Intangible assets are amortized using the straight-line method over estimated lives which range from two to five years. In accordance with SFAS 142, goodwill will not be amortized but will be subject to an annual impairment test to make sure that the carrying amount of the goodwill is not impaired. The goodwill will be assessed on an annual basis, or more frequently if events and circumstances warrant, for impairment at the reporting unit level by applying a fair-value-based test using primarily the income approach. See Note 11 "Goodwill" for further discussion.

Revenue Recognition

        The Company derives revenue from two primary sources: license fees/services and customer support. The Company recognizes revenue in accordance with Statements of Position, or SOP 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions." In addition the Company has adopted Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. The Company derives revenue from license fees and services under the terms of both fixed-price and time-and-materials contracts. License fees and related services revenue consists of revenue from contracts involving software products and related services. Other services revenue consists of revenue from custom software development, systems integration of third party products, annual maintenance and support contracts, professional services and training.

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

Reclassifications

        Prior period revenue and costs of revenue balances, excluding depreciation and amortization have been reclassified to conform to the current period's presentation. Beginning in the first quarter of 2003, the Company began to evaluate its business on a project basis, separately managing its delivery of new projects from recurring customer support projects. Delivery projects include software licenses fees, custom development, integration and time and materials work. Support projects include recurring maintenance fees, annual support fees and warranty maintenance. Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to the first quarter of 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services. Customer support and other services included the remaining revenue types. Beginning in the first quarter of 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support. This reclassification has not impacted the Company's revenue recognition policy. Accordingly, license fees and services and customer support revenues and the related costs of license fees and services and costs of customer support for the years ended December 31, 2002 and 2001 have been reclassified to conform to the Company's current presentation. This change had no effect on total revenue, net income (loss) or cash flows for any of the periods presented. The table below summarizes (in thousands) the effect of the reclassifications on the reported revenue and costs of revenue for the years ended December 31, 2002 and 2001.

	For the Years Ended December 31,
	2002	2001
Revenue
License fees and related services (as previously reported)	$10,388	$10,970
Warranty maintenance	(1,270)	(290)
Services	3,027	14,642

License fees and services (reclassified)	12,145	25,322
Customer support other services (as previously reported)	12,575	23,085
Warranty maintenance	1,270	290
Services	(3,027)	(14,642)

Customer support (reclassified)	10,818	8,733

Total revenue (as previously reported and reclassified)	$22,963	$34,055

Costs of revenue
Costs of license fees and related services, excluding depreciation and amortization (as previously reported)	$3,926	$6,998
Warranty maintenance	(1,244)	(267)
Services	2,962	13,451

Costs of license fees and services, excluding depreciation and amortization (reclassified)	5,644	20,182
Costs of customer support and other services, excluding depreciation and amortization (as previously reported)	13,093	22,411
Warranty maintenance	1,244	267
Services	(2,962)	(13,451)

Costs of customer support, excluding depreciation and amortization (reclassified)	11,375	9,227

Total costs of revenue, excluding depreciation and amortization (as previously reported and reclassified)	$17,019	$29,409

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

        Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $2.63, $0.56 and $1.07 in 2003, 2002 and 2001, respectively. The fair value has been estimated using the following assumptions used for grants in 2003, 2002 and

2001, respectively: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 138%, 141% and 124%; and weighted average risk free interest rates of 2.9%, 4.0% and 6.5%.

        The pro forma impact on the Company's net loss per share had compensation cost for all of the Company's stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below (in thousands, except per share data):

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$6,871	$(12,407)	$(19,148)
Stock based compensation expense under the fair value method	(2,925)	(1,603)	(2,890)
SFAS No. 123 Pro forma net income (loss)	3,946	(14,010)	(22,038)
Net income (loss) per common share as reported:
Basic	$0.48	$(0.93)	$(1.46)
Diluted	$0.43	$(0.93)	$(1.46)
SFAS No. 123 Pro forma net income (loss) per common share
Basic	$0.28	$(1.05)	$(1.69)
Diluted	$0.24	$(1.05)	$(1.69)

Earnings Per Common Share

        Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common stock equivalents. Common stock equivalents consist of stock options and warrants. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31 (in thousands except per share data):

	2003	2002	2001
Basic earnings (loss) per share
Net income (loss)	$6,871	$(12,407)	$(19,148)
Basic weighted average common shares outstanding	14,205	13,295	13,075
Basic earnings (loss) per common share	$0.48	$(0.93)	$(1.46)

Diluted earnings (loss) per share
Net income (loss)	$6,871	$(12,407)	$(19,148)
Basic weighted average number of shares outstanding	14,205	13,295	13,075
Effect of dilutive securities—options and warrants	1,934	—	—

Diluted weighted average common shares outstanding	16,139	13,295	13,075

Diluted earnings per share	$0.43	$(0.93)	$(1.46)

        Options to purchase 125,000, 4.0 million and 2.4 million shares of common stock were excluded from the dilutive common stock calculation for the years ended December 31, 2003, 2002 and 2001 respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period. Options to purchase 1.1 million and 1.3 million shares of common stock were excluded from the dilutive stock option calculation for the years ended December 31, 2002 and 2001, respectively due to the net loss for each of the periods.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies, in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the provisions of this statement to have a significant impact on its current or prospective consolidated financial statements.

        In December 2003, the SEC issued SAB 104, Revenue Recognition, ("SAB 104") which rescinds and updates SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the consolidated financial statements.

2.     Balance Sheet Components

        The components of certain balance sheet line items are as follows (in thousands):

	As of December 31,
Property and equipment:			Useful Life
	2003	2002
Computer equipment and purchased software	$23,165	$22,747	2-4 yrs
Furniture, fixtures and leasehold improvements	1,990	1,719	5-7 yrs

	25,155	24,466
Less accumulated depreciation	(23,576)	(22,462)

	$1,579	$2,004

        Depreciation and amortization expense exclusive of amortization expense of intangible assets was $1.2 million, $1.8 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	As of December 31,
Assets acquired under capital lease:
	2003	2002
Original book value	$104	$89
Accumulated amortization	(7)	(43)

Net book value	$97	$46

        Included in property and equipment at December 31, 2003 and 2002 are assets under capital lease. Depreciation expense related to assets under capital leases was $24,000, $34,000 and $42,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

	As of December 31,
Accounts payable and accrued liabilities:
	2003	2002
Accounts payable	$266	$311
Accrued compensation and related expenses	1,634	1,753
Restructuring payable	128	1,383
Accrued liabilities	1,016	729

	$3,044	$4,176

3.     Leases and Commitments

        Evolving Systems leases office and operating facilities and equipment under non-cancelable operating leases. Current facilities leases include the Company's headquarters, the Columbus, Ohio office which was assumed as part of the CMS Communications, Inc. acquisition and satellite field offices. All of the satellite offices were closed during 2002 and the headquarters lease was restructured in order to decrease the term of the lease as well as the amount of space being leased. Satellite offices that were closed during 2002 had the remaining lease obligation, net of anticipated sublease income, accrued as of the date which the office was closed. (see Note 4). Rent expense was $852,000, $1.2 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense is net of sublease rental income of $0, $37,000 and $0 for the years ended December 31, 2003,

2002 and 2001, respectively. Sublease income related to the offices affected by the restructuring is adjusted against the restructuring liability and is not netted against rent expense.

        The Company's headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases 3% annually as of June 1.

        Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2003, net of rental income under non-cancelable subleases, are as follows (in thousands):

	Operating Leases	Capital Leases
2004	$723	$42
2005	703	42
2006	697	42
2007	366	42
2008 and thereafter	—	35

Total minimum lease payments	$2,489	$203

Less: amount representing interest		(38)

Principal balance of capital lease obligations		165
Less: current portion of capital lease obligations		(29)

Long-term portion of capital lease obligations		$136

4.     Restructuring and Other Expenses

        In late 2001 and early 2002, management implemented a restructuring plan (the "Plan") due to the downturn in the telecommunications industry, the Company's sharp decline in revenue, the delay in ruling on WNP and other factors. The Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets. The Company recorded an expense (benefit) of ($9,000) and $5.1 million in restructuring and other for the years ended December 31, 2003 and 2002, respectively.

        Work force reductions.    The Company reduced its staff by 165 people (41 in the first quarter, 78 in the second quarter, 29 in the third quarter and 17 in the fourth quarter) in 2002. All departments within the Company were impacted by the reductions. As a result, the Company recorded expenses associated with these reductions in staff of approximately $1.5 million in restructuring and other expenses for the year ended December 31, 2002. In 2003, the Company reduced its work force reductions accrual related settlement of severance benefits, resulting in a benefit of $80,000 for the year ended December 31, 2003. We made cash payments of $57,000 and $1.4 million for the years ended December 31, 2003 and 2002, respectively, related to the work force reductions. All payments for these employees were contractually defined and fixed. At December 31, 2003 there was no remaining liability related to these workforce reductions.

        The following table summarizes the number of employee positions eliminated through December 31, 2002 in accordance with the Plan:

Product delivery, support and development	131
Sales and marketing	18
General and administrative	16
Total	165

        Restructure of headquarters lease.    In June 2002, the Company restructured and amended its lease agreement on its Englewood, Colorado headquarters lease and recorded a lease cancellation charge and related liability of $2.0 million in restructuring and other expenses less a net benefit of approximately $200,000 of rent escalation liabilities that were reversed and building improvement costs that we assumed. The amended lease decreased the overall leased square footage and decreased the lease term from February 2016 to May 2007. During 2002, the Company paid its landlord $1.1 million, with the remaining $900,000 in 2003. In addition, the Company paid its landlord $176,000 related to building improvement costs that had to be made related to the amendment of the lease. As of December 31, 2003, there was no remaining liability related to this obligation. In addition, as security for the amended lease obligation, the Company restricted $500,000 of cash through the issuance of a letter of credit to our landlord in the third quarter of 2002. The restricted cash requirement will expire by $100,000 in December 2004, $100,000 in December 2005 and the remainder in May 2007 as long as the account is in good standing.

        Closure of satellite offices.    The Company closed all of its satellite field offices during the six months ended June 30, 2002. Estimated costs to sublease or terminate the lease commitments of $84,000 and $484,000 were recorded for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Company made cash payments of $66,000 and $327,000, respectively. The cash payments are net of sublease income of $108,000 and $29,000 for the years ended December 31, 2003 and 2002 respectively. At December 31, 2003 and 2002, $128,000 and $98,000, respectively, were included in accounts payable and accrued liabilities. At December 31, 2003 and 2002, $47,000 and $59,000, respectively, were included in long-term obligations related to these office closures, which will be paid over the remaining lease terms. The lease terms range from 10 months to 28 months. The costs to sublease or terminate these lease commitments are based on estimates and as such, the Company may incur additional costs related to the satellite office closures.

        Impairment of assets.    The Company recorded a non-cash expense of $1.1 million for the impairment of assets in restructuring and other expenses during the year ended December 31, 2002. The majority of this charge resulted from the abandonment of leasehold improvements relating to the restructuring of its headquarters lease in June 2002 and the remainder was due to the abandonment of furniture and equipment related to employee reductions. These assets were taken out of service in the second quarter and were disposed of during the third quarter of 2002.

        Other Costs.    During 2002, the Company recorded an expense of $106,000 related to other assets that would no longer be utilized by the Company as a result of the restructuring.

        The following table summarizes the components of the restructuring and other expenses, the payments made during the period presented and the remaining accrual as of December 31, 2003 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Restructuring Costs Subtotal	Impairment of Assets	Other Costs	Total Restructuring and Other Charges
1st quarter expense	$301	$—	$340	$641	$—	$—	$641
1st quarter cash payments	(301)	—	—	(301)	—	—	(301)

Accrual balance March 31, 2002	—	—	340	340	—	—	340

2nd quarter expense	900	1,803	127	2,830	1,094	116	4,040
2nd quarter disposal of assets	—	347	—	347	—	(116)	231
2nd quarter cash payments, net	(610)	—	(138)	(748)	—	—	(748)

Accrual balance June 30, 2002	290	2,150	329	2,769	1,094	—	3,863

3rd quarter expense	310	—	—	310	—	—	310
3rd quarter assets retired	—	—	—	—	(1,094)	—	(1,094)
3rd quarter cash payments, net	(190)	(800)	(139)	(1,129)	—	—	(1,129)

Accrual balance September 30, 2002	410	1,350	190	1,950	—	—	1,950

4th quarter expense	29	26	17	72	26	(10)	88
4th quarter cash payments, net	(289)	(300)	(50)	(639)	—	—	(639)
4th quarter adjustments	—	—	—	—	(26)	10	(16)

Accrual balance December 31, 2002	150	1,076	157	1,383	—	—	1,383

1st quarter expense and adjustments	(13)	—	131	118	—	—	118
1st quarter cash payments, net	(57)	(476)	(27)	(560)	—	—	(560)

Accrual balance March 31, 2003	80	600	261	941	—	—	941

2nd quarter expense and adjustments	(80)	—	—	(80)	—	—	(80)
2nd quarter cash payments, net	—	(600)	(1)	(601)	—	—	(601)

Accrual balance June 30, 2003	—	—	260	260	—	—	260

3rd quarter cash payments, net	—	—	(20)	(20)	—	—	(20)

Accrual balance September 30, 2003	—	—	240	240	—	—	240

4th quarter expense and adjustments	—	—	(47)	(47)	—	—	(47)
4th quarter cash payments, net	—	—	(18)	(18)	—	—	(18)

Accrual balance December 31, 2003	$—	$—	$175	$175	$—	$—	$175

5.     Stockholders' Equity

Stock Options

        In January 1996, the Company approved "The Amended and Restated Stock Option Plan" (the "Option Plan"). Under the Option Plan, 6,850,000 shares of the Company's common stock are reserved for issuance, of which 1,385,942 shares were available for grant as of December 31, 2003. Options issued under the Option Plan are at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant.

        Prior to the Company's Initial Public Offering, stock options were granted with an exercise price not less than fair value of the Company's common stock as determined by the Board of Directors at the date of grant. In 1997, in connection with the Company's planned public offering, the Company recorded $1.3 million as deferred compensation, representing the excess of the deemed fair value of the Company's common stock over the exercise price of options granted. Such deferred compensation cost was amortized over the vesting period of the options. Of the total amount, $37,000 was recognized as expense during the years ended December 31, 2001, and all amounts were fully amortized as of December 31, 2001.

        The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2003 follows:

	Stock Options Outstanding				Stock Options Exercisable
	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options	$ 0.28 - $0.39	152,084	8.80	$0.35	23,329	$0.30
	$ 0.58 - $0.99	730,826	8.25	$0.72	200,657	$0.66
	$ 1.18 - $2.93	1,840,600	7.54	$2.74	781,927	$2.76
	$ 3.40 - $5.85	45,704	8.89	$3.75	7,814	$4.98
	$14.15	165,100	9.84	$14.15	—	$—

		2,934,314	7.94	$2.77	1,013,727	$2.31

        The following is a summary of stock option activity:

	Options	Warrants	Weighted Average Exercise Price	Options and Warrants Exercisable	Weighted Average Exercise Price
Options & warrants outstanding at 12/31/00	3,131,925	910,633	$3.72	2,068,125	$2.34

Options granted	2,225,700		$1.45
Less options forfeited	(620,084)		$4.46
Less options exercised	(56,074)		$2.42

Options & warrants outstanding at 12/31/01	4,681,467	910,633	$2.75	2,683,050	$2.82

Options granted	728,354		$0.72
Less options forfeited	(3,337,437)		$3.86
Less options exercised	(8,217)		$0.73

Options & Warrants outstanding at 12/31/02	2,064,167	910,633	$1.00	1,694,627	$1.23

Options granted	2,589,932		$3.44
Less options forfeited	(438,813)		$1.08
Less options exercised	(1,280,972)		$1.99
Less warrants exercised	—	(910,633)	$0.80

Options & warrants outstanding at 12/31/03	2,934,314	—	$2.77	1,013,727	$2.31

        All warrants were exercised in 2003, as a result of cashless exercises that resulted in the issuance of 435,408 shares of common stock.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, ("ESPP") the Company is authorized to issue up to 900,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the ESPP, employees were issued 24,335, 4,496 and 285,645 shares in 2003, 2002 and 2001, respectively.

        The fair value of each ESPP grant was estimated on the date of grant using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively: no dividend yield for all periods; an expected life of .5 years, .5 years and .5 years; volatility of 138%, 141% and 124%; and a risk free interest rate of 2.04%, 1.83% and 4.04%.

        At December 31, 2001, all authorized shares under the ESPP were issued and no further shares were available for purchase. Employee contributions made to purchase shares in excess of the authorized shares for the period July 1-December 31, 2001 were refunded to the employees. In 2002, an additional 300,000 shares were made available for purchase in the Plan. As of December 31, 2003, there were 271,156 shares available for purchase.

Stock Option Exchange Program

        On September 4, 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on October 2, 2002. The exchange resulted in voluntary cancellation of 1,586,254 employee stock options with exercise prices ranging from $2.19 to $9.57, in exchange for the same number of replacement options. Replacement options of 1,400,832 were issued on April 4, 2003, as a result of the stock option exchange program. The replacement options have the same terms and conditions as each optionee's cancelled options, including expiration date for the cancelled options, except that: (1) all replacement options have an exercise price of $2.85, which is equal to the fair market value of the Company's common stock on April 4, 2003 and (2) six months was added to the vesting schedule of the replacement options granted. Based on the authoritative guidance in place at the time the program was executed, the Company did not incur any compensation charges in connection with the program.

Certain Anti-Takeover Provisions

        The Company's restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of Series A preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. The Company has no current plans to issue shares of preferred stock.

        In addition, Evolving Systems is subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of the Company's restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of the Company's management, which could adversely affect the market price of the Company's common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to the Company's stockholders.

6.     Commitments and Contingencies

        In November 2002, the FASB issued FASB Interpretation, FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN No. 45. The Interpretation requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of the Interpretation. The following is a summary of our agreements that we have determined are within the liability provisions and the disclosure provisions of FIN No. 45.

        As permitted under Delaware law, we have agreements with our officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

        We have an agreement with Colorado National Bank whereby we guarantee the expenses incurred by certain of our employees in connection with the employees' use of a Company sponsored credit card. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Company policy provides that this credit card may only be used for Company-related business; however, there is no effective mechanism to prevent employees from using the credit card for personal use. Although the employee is primarily responsible for paying this obligation, in the event the employee fails to do so, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

        We enter into standard indemnification terms with our customers, as discussed below, in our ordinary course of business. Because we subcontract some of the development of our deliverables under our customer contracts, we could be required to indemnify our customers for work performed by our subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to our customers results from the subcontractor's failure to perform. To the extent we are unable to recover damages from our subcontractors, the Company could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of our subcontractors' failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

7.     Income Taxes

        The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Current:
Federal	$147	$—	$—
State	20	—	—

Deferred:
Federal	—	—	1,547
State	—	—	—

Total	$167	$—	$1,547

        As of December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $45.2 million and $43.6 million, respectively, related to U.S. federal and state jurisdictions. The federal net operating loss expires at various times beginning in 2018. In addition, the Company has research and development credit carryforwards of approximately $1.4 million which begin to expire in 2011. Of the Company's $45.2 million of net operating loss carryforwards, $8.5 million of the net operating loss carryforwards is related to disqualifying dispositions of stock. If in a future year, the Company determines that it is more likely than not that these deferred tax assets resulting from the disposition of stock will be utilized and the valuation allowance is released, the benefit will be recorded to additional paid-in-capital. The Internal Revenue Code places limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company's ownership occur. Changes in the Company's ownership have occurred that will limit the future utilization of the carryforwards.

        The Company received a tax deduction for employee compensation in excess of compensation expense recognized during 2003. Such benefit arises from an increase in the market price of stock under employee option agreements between the measurement date (as defined in APB No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is determinable. During 2003, the Company recorded $167,000 of tax expense related primarily to alternative minimum tax due to the exclusion of the tax benefit of stock options exercises in the income statement under APB No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires any benefit (including a potential tax benefit) derived from stock issued, be recorded directly to additional paid-in-capital. This $167,000 of benefit has been included in the accompanying consolidated statement of changes in stockholders equity.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$16,874	$16,132
Research and development credit carryforwards	1,401	1,401
Depreciable assets	98	196
Restructuring	65	554
Other	698	411

Total deferred tax assets	19,136	18,694

Deferred tax liabilities
Intangible assets	(1,483)	—

Total deferred tax liabilities	—	—
Net deferred tax asset before valuation allowance	17,653	18,694
Valuation allowance	(17,653)	(18,694)

Net deferred tax asset	$—	$—

        The Company continues to maintain a full valuation allowance due to the uncertainties related to the Company's ability to utilize its deferred tax asset. The change in the valuation allowance for 2003 was impacted by the Company's increase in deferred tax assets primarily due to an increase in net operating loss carryforwards (due primarily to disqualifying disposition of stock) as well as an increase in the Company's deferred tax liability related to the acquisition of CMS Communications, Inc. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

        The provision for income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 34% to the loss before income taxes as follows:

	For the Years Ended December 31,
	2003	2002	2001
U.S. federal income tax benefit at statutory rates	$2,393	$(4,218)	$(5,984)
Permanent differences	78	25	—
State income tax benefit, net of federal benefit	252	(407)	(574)
Change in valuation allowance	(2,703)	4,600	8,028
Other	147	—	77

Provision for income taxes	$167	$—	$1,547

8.     Benefit Plans

        Evolving Systems has a 401(k) Plan that is available to all employees 21 years of age or older with one-quarter year service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest 100% after completion of three years service. During 2003, 2002 and 2001, the Company expensed $259,000, $268,000 and $1.5 million respectively, under the 401(k) Plan.

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

        The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the Statements of Operations). The Company provides products and services solely within the United States geographic area. Total assets have not been specified because the information is not available to the chief operating decision-making group. As further discussed in Note 1, in the first quarter of 2003 the Company revised how it evaluates its business. The Company evaluates its business on a project basis, separately managing its delivery of new projects from recurring support projects. Delivery projects include software licenses fees, custom development, integration and time and materials work. Support projects include recurring maintenance fees, annual support fees and warranty maintenance. Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to the first quarter of 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services. Customer support and other services included the remaining revenue types. Beginning in the first quarter of 2003, all delivery projects are classified as license fees and services and all support projects are classified as customer support. The segments data for the years ended December 31, 2002 and 2001 have been retroactively revised to reflect this change in how the Company views its business. This change had no effect on total revenue, net income (loss) or cash flows as a result of the reclassification for any of the periods presented.

        Revenue information by segments is as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Revenue
License fees and services (Note 1)	$14,605	$12,145	$25,322
Customer support (Note 1)	13,368	10,818	8,733

	27,973	22,963	34,055

Segment profit (loss), excluding depreciation and amortization
License fees and services (Note 1)	9,450	6,501	5,140
Customer support (Note 1)	7,047	(557)	(494)

	16,497	5,944	4,646

Other operating expenses	8,477	11,536	20,020
Depreciation and amortization	1,182	1,771	2,483
Restructuring and other	(9)	5,079	—

Income (loss) from operations	$6,847	$(12,442)	$(17,857)

10.   Business Combination

        On November 3, 2003, the Company acquired all of the outstanding shares of privately-held CMS Communications, Inc. ("CMS") of Columbus, Ohio in exchange for 732,773 shares of Evolving Systems Inc. common stock, of which 10% will be held in escrow for up to one year. The stock escrow was established to provide a means whereby the Company may make claims (within 1 year of closing) if certain representations and warranties made by CMS are determined to be materially different than represented in the merger agreement. There is also a cash escrow account of $62,000 that was put in place by CMS to ensure that net cash position of CMS was positive as of the acquisition date. If the net cash position of CMS is negative as of the acquisition date and the cash escrow is to be distributed to Evolving Systems, then a purchase price adjustment will be reflected in the period in which the cash is received. Net cash is defined as the sum of all cash, cash equivalents, prepaid expenses and net accounts receivable less the sum of all accounts payable, accrued liabilities and deferred revenue. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The results of CMS' operations have been included in the consolidated financial statements since the purchase date.

        CMS is a provider of network management operations support software for major telecommunications carriers. In addition to adding complementary products and sharing many common customers, CMS brings a workforce that is familiar with complex tier one telecommunications solutions. The Company believes that CMS's network management products will fit its solutions business model and provide it with additional opportunities with their tier one customers.

        The aggregate purchase price of approximately $11.2 million includes the issuance of 732,773 shares of Evolving Systems, Inc. common stock in exchange for all outstanding shares of CMS. The fair value of Evolving Systems, Inc.'s common stock was determined using an average price of approximately $14.98 in accordance with EITF 99-12, "Determination of the Measurement Date for the

Market Price of Acquirer Securities Issued in a Purchase Business Combination," which was the average closing price a few days before and after the merger agreement.

Purchase price:
732,773 shares issued at $14.98	$10,977
Other acquisition costs (legal, accounting, etc.)	183

$11,160

        The excess purchase price over the fair values was recognized as goodwill. Goodwill will not be deductible for tax purposes. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The total purchase price has been allocated as follows (in thousands):

Cash	$535
Other current assets	99
Property and equipment	312
Goodwill	6,996
Intangible assets	3,975
Acquired IPR&D (charged directly to expense)	233

Total assets acquired	12,150
Current liabilities	(344)
Deferred revenue	(646)

Total purchase price	$11,160

        The Company hired an independent firm to assist in performing the purchase price allocation. The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of CMS' products. The fair value of intangible assets was primarily based on the income approach. Amortization of identifiable intangibles will be expensed as "costs of license fees and services, excluding depreciation and amortization" and "costs of customer support, excluding depreciation and amortization". At December 31, 2003, identifiable intangible assets purchased in the CMS acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Useful Life
Identifiable intangible assets:
Purchased software	$174	5 yrs
Purchased licenses	1,335	5 yrs
Maintenance agreements and related relationships	2,466	2-5 yrs

	$3,975

        Included in costs of license fees and services, excluding depreciation and amortization and costs of customer support, excluding depreciation and amortization was amortization expense of identifiable intangible assets was $130,000 for the year ended December 31, 2003. Expected future amortization expense related to identifiable intangibles as of December 31, 2003 is as follows (in thousands):

Year ending:
2004	$854
2005	854
2006	772
2007	740
2008	625

$3,845

        In-process research and development ("IPR&D") of $233,000 was expensed as "Product development" in the accompanying statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined using the income approach by segregating cash flow projections related to in process projects. The stage of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology.

  Pro Forma Financial Information (Unaudited)

        The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc. and CMS Communications, Inc., on a pro forma basis, as though the companies had been combined as of the beginning of the period presented below. The impact of the $233,000 IPR&D charge associated with the acquisition of CMS has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period presented below. The following amounts are in thousands, except per share amounts.

	2003	2002
Revenues	$30,754	$26,278
Net income (loss)	$6,609	$(12,391)
Basic income (loss) per share	$0.44	$(0.88)
Diluted income (loss) per share	$0.39	$(0.88)

11.   Goodwill and Intangible Assets

        During 2003, the Company acquired goodwill and intangible assets related to its acquisition of CMS Communications, Inc. Amortization of identifiable intangibles will be expensed as "costs of license fees and services, excluding depreciation and amortization" and "costs of customer support, excluding depreciation and amortization". As of December 31, 2003 goodwill was $7.0 million and in accordance with SFAS 142, will not be amortized but will be subject to an annual impairment test to make sure that the carrying amount of the goodwill is not impaired. The goodwill will be assessed on an annual basis for impairment at the segment level by applying a fair-value-based test. Of the total goodwill, approximately $5.2 million is associated with the customer support segment and approximately $1.8 million is associated with the license and services segment. In addition, goodwill will not be deductible for tax purposes.

        As of December 31, 2003, identifiable intangibles were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Useful Life
Identifiable intangible assets:
Purchased software	$174	$6	5 yrs
Purchased licenses	1,335	42	5 yrs
Maintenance agreements and related relationships	2,466	82	2-5 yrs

	$3,975	$130

12.   Quarterly Financial Information (Unaudited)

        Quarterly financial information is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002
Total revenue	$4,398	$4,607	$6,640	$7,318
Less: operating expenses	11,318	12,015	6,420	5,652

Income (loss) from operations	(6,920)	(7,408)	220	1,666
Income (loss) before income taxes	(6,907)	(7,370)	239	1,631

Net income (loss)	$(6,907)	$(7,370)	$239	$1,631

Net income (loss) per common share:
Basic	$(0.52)	$(0.55)	$0.02	$0.12
Diluted	$(0.52)	$(0.55)	$0.02	$0.12
Year Ended December 31, 2003
Total revenue	$8,591	$6,439	$7,148	$5,795
Less: operating expenses	5,545	5,229	4,979	5,373

Income (loss) from operations	3,046	1,210	2,169	422
Income (loss) before income taxes	3,093	1,259	2,210	476

Net income (loss)	$3,093	$1,259	$2,084	$435

Net income (loss) per common share:
Basic	$0.23	$0.09	$0.15	$0.03
Diluted	$0.21	$0.08	$0.12	$0.02

FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is filed as a part of this Report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes thereto, included herein.

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balances at Beginning of Period	Charged to Bad Debt Expense	Management Reduction in Allowance	Write-Offs Charged to Allowance	Balances at End of Period
2003	Allowance for doubtful accounts	$290	$(30)	$—	$195	$65
2002	Allowance for doubtful accounts	$348	$(21)	$—	$37	$290
2001	Allowance for doubtful accounts	$642	$60	$354	$—	$348