Form 10-Q
period 2004-03-31
EVOLVING SYSTEMS INC
filed 2004-05-10
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

9777 Mount Pyramid Court, Suite 100 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

As of April 26, 2004 there were 15,897,923 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,281	$17,999
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $65 at March 31, 2004 and December 31, 2003	5,042	9,292
Unbilled work-in-progress	76	622
Prepaid and other current assets	1,100	868
Total current assets	27,599	28,881
Property and equipment, net	1,873	1,579
Intangible assets, net	3,626	3,845
Goodwill	6,955	6,996
Long-term restricted cash	400	400
Total assets	$40,453	$41,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$29	$29
Accounts payable and accrued liabilities	2,752	3,044
Unearned revenue	10,577	11,972
Total current liabilities	13,358	15,045
Long-term obligations	166	183
Total liabilities	13,524	15,228
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 15,885,423 and 15,778,540 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	16	16
Accumulated other comprehensive income	2	—
Additional paid-in capital	67,552	67,342
Accumulated deficit	(40,641)	(40,885)
Total stockholders’ equity	26,929	26,473
Total liabilities and stockholders’ equity	$40,453	$41,701

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE
License fees and services	$3,219	$5,004
Customer support	2,547	3,587
Total revenue	5,766	8,591

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	1,077	1,893
Costs of customer support, excluding depreciation	1,874	1,307
Sales and marketing	936	705
General and administrative	935	916
Product development	491	276
Depreciation	274	330
Restructuring and other expenses	—	118
Total costs of revenue and operating expenses	5,587	5,545

Income from operations	179	3,046
Other income, net	57	47
Income before income taxes	236	3,093
Benefit from income taxes	8	—
Net income	$244	$3,093

Basic income per common share	$0.02	$0.23

Diluted income per common share	$0.01	$0.21

Weighted average basic shares outstanding	15,837	13,437
Weighted average diluted shares outstanding	17,939	14,456

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274	330
Amortization of intangible assets	219	—
Loss on impairment and disposal of property and equipment	—	(4)
Bad debt expense	—	8
Change in operating assets and liabilities:
Contract receivables	4,250	8,657
Unbilled work-in-progress	546	(408)
Prepaid and other assets	(230)	(25)
Accounts payable and accrued liabilities	(293)	(253)
Unearned revenue	(1,395)	(3,213)
Long-term obligations	(10)	101
Net cash provided by operating activities	3,605	8,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(568)	(49)
Proceeds from sale of property and equipment	—	7
Cash acquired in acquisition, net of cash paid	41	—
Net cash used in investing activities	(527)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(7)	(8)
Proceeds from the issuance of stock	210	73
Net cash provided by financing activities	203	65

EFFECT OF EXCHANGE RATES ON CASH	1	—

Net increase in cash and cash equivalents	3,282	8,309
Cash and cash equivalents at beginning of period	17,999	8,601
Cash and cash equivalents at end of period	$21,281	$16,910

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$7	$5

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Interim Consolidated Financial Statements. The accompanying consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems”, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2003 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Foreign Currency Translation. The rupee is the functional currency for the Company’s Indian subsidiary. The Company translates asset and liability accounts to the U.S. dollar based on the exchange rate as of the balance sheet date, while income statement and cash flow statement amounts are translated to the U.S. dollar at the average exchange rate for the period. Exchange gains or losses resulting from such translation are included as a separate component of stockholders’ equity. Transaction gains and losses are recognized in income during the period in which they occur. During the three months ended March 31, 2004, the Company recognized a net transaction loss of approximately $3,000.

Comprehensive Income. The Company applies SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting comprehensive income or loss and its components in financial statements.  The Company’s comprehensive income is comprised of its net income and foreign currency translation adjustment.  For the quarter ended March 31, 2004, total comprehensive income was $246,000. For the quarter ended March 31, 2003, comprehensive income equaled net income as there was no foreign currency translation adjustment during the period.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

(2)  Earnings Per Common Share

Basic earnings per common share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period unless the effect of the potential common shares was anti-dilutive.

No reconciliation of the EPS numerators was necessary for the three months ended March 31, 2004 and 2003, as net income was used as the numerator for each period.  The reconciliation of the EPS denominator is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Basic weighted average common shares outstanding	15,837	13,437
Effect of dilutive securities - options and warrants	2,102	1,019
Diluted weighted average common shares outstanding	17,939	14,456

Options to purchase 313,000 and 508,000 shares of common stock were excluded from the dilutive common stock calculation for the three months ended March 31, 2004 and 2003, respectively, because their exercise prices were greater than the average fair market value of the Company’s stock for the period.

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

In accordance with the interim disclosure provisions of Statements of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123,” the pro forma effect on the Company’s net income had compensation expense been recorded for the three months ended March 31, 2004 and 2003, respectively, as determined under the fair value method, as prescribed in SFAS No. 123, is shown below (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003

Net income as reported	$244	$3,093
Stock based compensation expense under the fair value method	(579)	(67)
SFAS No. 123 Pro forma	$(335)	$3,026
Net income per common share as reported:
Basic	$0.02	$0.23
Diluted	$0.01	$0.21
SFAS No. 123 Pro forma
Basic	$(0.02)	$0.23
Diluted	$(0.02)	$0.21

(4) Concentration of Credit Risk

For the three months ended March 31, 2004 and 2003, the Company recognized 76% (34%, 18%, 13% and 11%) and 82% (27%, 21%, 19% and 15%), respectively, of total revenue from four significant customers (greater than 10%), all in the telecommunications industry.

As of March 31, 2004, three significant customers (greater than 10%) accounted for approximately 81% (30%, 26% and 25%) of contract receivables.  At December 31, 2003, three significant customers (greater than 10%) accounted for approximately 75% (34%, 29% and 12%) of contract receivables.

(5) Income Taxes

As of March 31, 2004 and December 31, 2003, the Company continued to maintain a full valuation allowance due to the uncertainties related to the Company’s ability to utilize its deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized.

(6) Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the downturn in the telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At March 31, 2004 and December 31, 2003, the remaining accrual related to the closure of the satellite offices. The following summarizes the activity during the first quarter of 2004 related to the Plan.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  As of March 31, 2004 approximately $119,000 was included in accounts payable and accrued liabilities, and approximately $37,000 was included in long-term obligations, related to the closure of the satellite offices.

The following table summarizes the change in the accrual balance since December 31, 2003 (in thousands):

Closure of Satellite Offices
Accrual balance December 31, 2003	$175
1st quarter cash payments, net	(19)
Accrual balance March 31, 2004	$156

(7) Segment Information

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

The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the Consolidated Statements of Operations).  License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products as well as custom development, integration services and time and materials work.  Customer support revenue includes recurring maintenance fees, fees for specified maintenance upgrades, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from the revenue on a project and are recognized ratably over the warranty period. The Company provides products and services solely within the United States geographic area, although it does have a product development facility in Bangalore, India.  Total assets have not been specified because the information is not available to the chief operating decision-making group.

Revenue and costs of revenue information by segments are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue
License fees and services	$3,219	$5,004
Customer support	2,547	3,587
	5,766	8,591

Segment profit, excluding depreciation
License fees and services	2,142	3,111
Customer support	673	2,280
	2,815	5,391

Other operating expenses	2,362	1,897
Depreciation	274	330
Restructuring and other	—	118
Income from operations	$179	$3,046

(8) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity.  The term of the indemnification period is indefinite.  There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, it maintains Directors and Officers insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of deliverables under its customer contracts, it could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors, it could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform.

The Company enters into standard indemnification terms with its customers in the ordinary course of business under which it agrees to indemnify its customers for certain claims arising out of our performance under its contracts.  As these represent guarantees of its own performance, no liability has been recognized as of March 31, 2004.

(9)  Business Combination

On November 3, 2003, the Company acquired all of the outstanding shares of privately-held CMS Communications, Inc. (“CMS”) of Columbus, Ohio in exchange for 732,773 shares of Evolving Systems, Inc. common stock.  The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.  The results of CMS’ operations have been included in the consolidated financial statements since the purchase date.

CMS is a provider of network management operations support software for major telecommunications carriers.  In addition to adding complementary products and sharing many common customers, CMS brings a workforce that is familiar with complex tier one telecommunications solutions.  The Company believes that CMS’s network management products will fit the Company’s solutions business model and provide it with additional opportunities with their tier one customers.

The aggregate purchase price of approximately $11.2 million includes the issuance of 732,773 shares of Evolving Systems, Inc. common stock in exchange for all outstanding shares of CMS.  The fair value of Evolving Systems, Inc.’s common stock was determined using an average price of approximately $14.98 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” which was the average closing price a few days before and after the merger agreement.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Evolving Systems and CMS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented below.  This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period presented below.  The following amounts are in thousands, except per share amounts.

Three Months Ended March 31, 2003
Revenues	$9,573
Net income (loss)	$3,104

Weighted average basic shares outstanding	14,170
Weighted average diluted shares outstanding	15,189

Basic income per share	$0.22
Diluted income per share	$0.20

(10) Goodwill

During 2003, the Company acquired goodwill and intangible assets as a result of its acquisition of CMS.  Amortization of identifiable intangibles is expensed as “costs of license fees and services, excluding depreciation” and “costs of customer support, excluding depreciation”. As of March 31, 2004 goodwill was $7.0 million and in accordance with SFAS 142, will not be amortized but will be subject to an annual impairment test to make sure that the carrying amount of the goodwill is not impaired.  The goodwill will be assessed on an annual basis for impairment at the reporting unit level by applying a fair-value-based test. Goodwill was reduced by $41,000 during the three months ended March 31, 2004, due primarily to the return of the cash escrow account.

 (11) Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risk and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Risk Factors” on pages 8 through 13 as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in the United States. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and Network Support Systems (NSS). Our customers include four of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four wireless carriers, representing more than 20 percent of U.S. wireless subscribers. We offer software products and solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer inventory and assignment software which supports carriers compliance with the government phone number conservation mandates. In addition, we offer a variety of network assurance and fulfillment solutions that were added to our portfolio when we acquired CMS Communications Inc., (“CMS”) in November 2003. We are uniquely positioned as a provider of both OSS, NSS and comprehensive systems integration capabilities because these complementary competencies enable us to address and implement solutions across a customer’s infrastructure.

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (the Telecom Act), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built and acquired a strong product portfolio that includes, but is not limited to, LNP OSS software that enables carriers to meet Federal

Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; number inventory and conservation software that addresses FCC mandates to extend the life of the North American Numbering Plan; and a solution for collecting traffic data off of network elements which supports both service assurance requirements and network planning activities. Number portability is mandated and implemented for U.S. wireline carriers today and was implemented by all U.S. wireless carriers for top-tier markets on November 24, 2003, with all remaining markets scheduled for implementation on May 24, 2004.  Number conservation, or number pooling, has been mandatory for all U.S. carriers since November 2002, and is implemented for both U.S. wireline and wireless carriers today.

Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy.  The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customer’s back office to meet the specific requirements of each customer. Solutions which include our intellectual property and extensions, enhancements and integration are typically licensed to our customers and supported by us. We branded the integration and development methodology that supports our new business strategy ServiceXpress™.

ServiceXpress Strategy

Our ServiceXpress strategy is a solutions model that focuses on providing our customers with high quality solutions that meet their specific needs, as quickly as feasible, at the lowest possible price. We work with our customers using our domain knowledge to identify precisely what they want. We minimize the cost and maximize the speed of delivery by using low-cost offshore development, incorporating our products and ServiceXpress tools into the solution, as well as third party products and tools. We also provide efficient lifecycle support. We achieve high quality by following our ServiceXpress methodology that defines a repeatable process for developing, delivering and supporting high quality solutions. Most of our solutions are provided for a fixed price which allows our customers to benefit from the savings we achieve while providing us with what we think is a fair margin. We strive to be a premier low-cost provider of high-quality, mission-critical software solutions for wireline and wireless telecommunications carriers.

After we deliver a solution to a customer, we pursue follow-on business that includes software development services, software enhancements to our products and related integration, as well as customer support and maintenance services. Because the solutions we provide usually perform functions that are required for the operation of our customer’s business, we expect follow-on revenue to occur for several years after an initial sale.

While providing support and maintenance services, we may also become aware of new opportunities with our customers. This allows us to expand our product portfolio and ServiceXpress tools to solve our customers’ needs, generally in their back office systems environment.  Our ServiceXpress strategy is currently used in support of most of our customer engagements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Income taxes

•                  Goodwill and intangible assets

Revenue Recognition

Customer support revenue is typically recognized ratably over the service contract period as noted in our Annual Report on

Form 10-K for the year ended December 31, 2003.  Occasionally, customer support revenue may be recognized differently. If customer support is sold in a contract that contains multiple elements and fair value of each of the elements does not exist, Statements of Position, or SOP 97-2, “Software Revenue Recognition”, requires that all revenue from the arrangement must be deferred until the earlier of when (1) such evidence does exist for each element, (2) all elements have been delivered, or (3) the evidence of fair value exists for the undelivered elements.

For a detailed discussion on the application of these accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Developments

Customer Support

During the first quarter of 2004, we did not record revenue related to an arrangement because the customer purchased services, specified licensed software upgrades and customer support.  Since fair value of the undelivered specified licensed software upgrades does not exist, all of the revenue related to this contract will be deferred until the specified licensed software upgrades are delivered and accepted.  We expect this to occur in the first quarter of 2005. The costs associated with this contract will be expensed as incurred.

Offshore Development

In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (Evolving Systems India).  For several years, offshore development, through subcontractors, has been a key aspect of our low-cost, accelerated-deployment strategy.  With the formation of Evolving Systems India we expect to have more control and flexibility and lower costs than our previous outsourced development approach using offshore third party contractors. For the three months ended March 31, 2004, we incurred costs of approximately $100,000 to start up the office and to recruit and train employees. All of these costs were expensed as product development. During the second and third quarters while we transition our development work from our third-party subcontractor to our Indian development team, we expect to have expenses associated with our third-party subcontractor as well expenses to train employees in our Indian office. In the late third quarter and in subsequent quarters we expect to realize cost savings after we complete the transition of work from our third-party subcontractor.

Results of Operations

The following table presents the Company’s Consolidated Statements of Operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2004	2003
REVENUE
License fees and services	56%	58%
Customer support	44%	42%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	19%	22%
Costs of customer support, excluding depreciation	33%	15%
Sales and marketing	16%	8%
General and administrative	16%	11%
Product development	8%	3%
Depreciation	5%	4%
Restructuring and other expenses	—	1%
Total costs of revenue and operating expenses	97%	64%

Income from operations	3%	36%
Other income, net	1%	—
Income before income taxes	4%	36%
Provision for income taxes	—	—
Net income	4%	36%

The three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product as well as custom development, integration services and time and materials work.  Customer support revenue includes recurring maintenance fees, specified maintenance upgrades, annual support fees and warranty maintenance.  Warranty maintenance revenues are withheld from a project and are recognized ratably over the warranty period.  Total revenues were $5.8 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively. The following table presents the Company’s revenue by core product (in thousands).

	Three Months Ended March 31,
	2004	2003
Number portability	$2,858	$5,560
Number inventory and assignment	1,908	2,407
Network assurance and fulfillment	665	—
Custom	335	624
	$5,766	$8,591

License Fees and Services

License fees and services revenue decreased 36% to $3.2 million for the three months ended March 31, 2004, from $5.0 million for the three months ended March 31, 2003.  The decrease in license fees and services revenue is mainly due to not having a contract in 2004 similar to a large LNP project that was completed during the three months ended March 31, 2003 of approximately $1.6 million.  Because the market for core LNP software is mature, large core LNP license sales have declined but we continue to make smaller sales of LNP software enhancements and features.

Customer Support

Customer support revenue decreased 29% to $2.5 million for the three months ended March 31, 2004, from $3.6 million for the three months ended March 31, 2003.  The decrease in customer support revenue for the three months ended March 31, 2004 is primarily due to the aforementioned deferral of revenue related to a large LNP arrangement, as well as pricing pressures from customers, partially offset by network assurance and fulfillment support on products acquired in the CMS acquisition.

Costs of Revenue, Excluding Depreciation

Costs of revenue, excluding depreciation, consist primarily of personnel costs, offshore development subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with this personnel. Total costs of revenue, excluding depreciation, were $3.0 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.

Costs of License Fees and Services, Excluding Depreciation

Costs of license fees and services, excluding depreciation, were $1.1 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively.  The decrease of $816,000, or 43%, was due to a reduction of labor hours spent on license related software and services, as a result of fewer license projects.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation, decreased to 33% for the three months ended March 31, 2004 from 38% for the three months ended March 31, 2003.  The decrease as a percentage of license fees and services revenues was due to the aforementioned decrease in costs, which was partially offset by the decrease in license and services revenues.

Costs of Customer Support, Excluding Depreciation

Costs of customer support, excluding depreciation, were $1.9 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $567,000, or 43%, is due to amortization of intangibles related to our acquisition of CMS in November 2003 and increased hours worked on customer support projects to support the additional product (“TDMS”) acquired from CMS.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, increased to 74% for the three months ended March 31, 2004 from 36% for the three months ended March 31, 2003.  The increase as a percentage of customer support revenue is due to the aforementioned increased costs as well as decreased revenues in the first quarter of 2004 compared to 2003.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $936,000 and $705,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $231,000, or 33%, is due to increased employee-related costs and travel expenses related to our acquisition of CMS in November 2003.  As a percentage of total revenue, sales and marketing expenses increased to 16% for the three months ended March 31, 2004 from 8% for the three months ended March 31, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenues in the first quarter of 2004 compared to 2003.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments; facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $935,000 and $916,000 for the three months ended March 31, 2004 and 2003, respectively.  The increase of $19,000, or 2%, is due to increased salary expense and professional fees, partially offset by decreased bonus expense.  As a percentage of total revenue, general and administrative expenses increased to 16% for the three months ended March 31, 2004 from 11% for the three months ended March 31, 2003.  The increase as a percentage of revenue is mainly due to decreased revenues in the first quarter of 2004 compared to 2003.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $491,000 and $276,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $215,000, or 78%, is due to our continued work on development of our ServiceXpress toolkit, new features related to our traffic data management system, and costs related to the start up of our newly formed Bangalore, India subsidiary.  As a percentage of revenue, product development expenses increased to 8% for the three months ended March 31, 2004 from 3% for the three months ended March 31, 2003.  The increase as a percentage of revenue is due to the increased hours worked and decreased revenues in the first quarter of 2004 compared to 2003.

Restructuring and Other Expense

Restructuring and other expenses of $118,000 were recorded for the three months ended March 31, 2003, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  All work force reductions related to our restructuring plan were completed in 2002. During the three months ended March 31, 2003, we recorded a benefit of $13,000 related to the adjustment of our liability.  At March 31, 2004 there was no remaining liability related to these workforce reductions.

•                  Closure of satellite offices.  We closed all of our satellite field offices during the six months ended June 30, 2002.  Estimated costs to sublease or terminate the lease commitments of $131,000 were recorded in the three months ended March 31, 2003; the 2003 expense is related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At March 31, 2004, approximately $119,000 was included in accounts payable and accrued liabilities, and approximately $37,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 7 months to 25 months.

Other Income, Net

Other income, net, was $57,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively.  The increase is due to higher interest income as a result of increased cash balances for the three months ended March 31, 2004 compared to the comparable period in 2003.

Income Taxes

There was an income tax benefit of $8,000 for the three months ended March 31, 2004, due to a refund that was collected on a prior year amended tax return, partially offset by the estimated current tax expense.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2004, our principal source of liquidity was $21.3 million in cash and cash equivalents, representing 53% of total assets.  Working capital at March 31, 2004 was $14.2 million compared to $13.8 million at December 31, 2003.

During the three months ended March 31, 2004 our cash and cash equivalents increased to $21.3 million from $18.0 million at December 31, 2003.  This increase is primarily a result of approximately $3.6 million in cash provided by operations for the three months ended March 31, 2004.  The cash generated from operating activities is mainly due to collections of our contract receivables.  The cash flow generated from the collection of contract receivables was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services.  Cash used by investing activities of $527,000 was primarily due to capital expenditures for internal hardware that improved performance and reliability of our product development environment. Cash provided by financing activities of $203,000 included proceeds related to the exercise of approximately 100,000 stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2004 of $21.3 million.

•                  Our profitability in the last seven quarters and anticipated profitability during the remainder of 2004.

•                  Our current expense run rate.

•                  Our backlog of approximately $11.0 million, including $1.6 million in license fees and services and $9.4 million in customer support at March 31, 2004.

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

Factors That Might Affect Operating Results

These results should be read in conjunction with the risk factors defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Statements contained in this Quarterly Report with respect to future revenue and expenses are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described below and in more detail in our Annual Report on Form 10-K.

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

•                  Quarterly Fluctuations in Revenue as a Result of Revenue Recognition Rules.   Many of our contracts are for large, complex projects where software and services are provided over a period of many months.  Recently, our customers have been requesting more customization of our software and services to their exact needs.  As a result, revenue recognition under our contracts may vary depending upon the particular software revenue recognition rule that applies.  For example, we recently entered into a contract which contains customer support, services and software releases. Because of the applicability of certain accounting rules, we are required to defer the revenue under that contract until the software is accepted by the customer; the expenses incurred, however, must be accounted for as they occur.  This accounting treatment will have a significant impact on our quarterly results of operation.

•                  Integration of future acquisitions. The integration of future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition. The risks we may encounter in such transactions include:

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

•                  certain management and other employees of an acquired entity may be critical to the success of the acquired company, and we do not know if we will be successful in retaining these individuals in the combined companies;

•                  we may incur impairment charges in the future related to our goodwill and intangible assets if we do not achieve our expected cash flows or growth rates;

•                  the price of our stock may go down as stockholders receiving stock in connection with the transaction, elect to sell their shares, or the marketplace does not favorably view the transaction.

•                  Risks Associated with Offshore Development.  We are currently in the process of staffing our Indian subsidiary to provide software development services and maintenance services.  Any failure by us to transition the work currently being performed by our Indian subcontractor to our subsidiary or to otherwise manage our offshore development process could negatively impact our ability to satisfy our customer contracts.

Other factors that might affect operating results:

•                  the size of new contracts and when they are signed; our rate of progress under our contracts;

•                  the timing of customer and market acceptance of our products and service offerings;

•                  actual or anticipated changes in government laws and regulations related to the telecommunications market;

•                  judicial or administrative actions about these laws or regulations;

•                  the nature and pace of enforcement of the Telecommunications Act of 1996;

•                  product lifecycles;

•                  the mix of products and services sold;

•                  changes in demand for our products and services;

•                  the timing of third-party contractors’ delivery of software and hardware;

•                  budgeting cycles of our customers;

•                  changes in the renewal rate of support agreements;

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

ITEM  3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

Foreign Exchange Risk

Our international business in India is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be adversely impacted by changes in these or other factors.

Interest Rate Risk

In the ordinary course of business we are exposed to the risk of changes in interest rates.  Our cash balances are subject to interest rate fluctuations and as such, interest income amounts may fluctuate from current levels.

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of March 31, 2004, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. During the period covered by this report, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings arising in the normal course of business operations.   We are currently not aware of any legal proceedings that would have a material effect on our business, financial condition or results of operations.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On January 9, 2004, we furnished a Current Report on Form 8-K listing the executive officers of the Company effective January 1, 2004.

On January 21, 2004, we filed a Current Report on Form 8-K updating our Management’s Discussion and Analysis of Financial Condition and the Financial Statements and Financial Statement Schedule from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed on March 28, 2003. This update was due to the changes in segment reporting and related changes in revenue and related costs of revenue classifications beginning with the Company’s Form 10-Q for the quarterly period ended March 31, 2003.

On February 4, 2004, we furnished a Current Report on Form 8-K announcing our bookings for the fourth quarter of 2003 and reaffirming our 2003 guidance.

On March 8, 2004, we furnished a Current Report on Form 8-K announcing that:

•                  On February 23, 2004, Thaddeus Dupper was named Vice-President of Sales and Business Development.

•                  On March 4, 2004, Donald R. Dixon resigned from the Board of Directors and on March 5, 2004, Robert J. Loarie resigned from the Board of Directors. Both Mr. Dixon and Mr. Loarie joined the Board in 1996. During 2003, the firms which they represented distributed their shares in the Company. The Board of Directors has filled the position vacated by Mr. Dixon (see below) and is currently seeking to fill the vacancy resulting from Mr. Loarie’s resignation.

•                  On March 4, 2004, the Company appointed David J. Nicol to the Board of Directors, to serve until the 2006 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

•                  Effective March 12, 2004, Patrick Shane Furlong, Vice President, Principal—Consulting Practice, has resigned from the Company.

On March 8, 2004, we furnished a Current Report on Form 8-K announcing our financial results for the calendar year 2003 and fourth quarter of 2003.

On March 19, 2004, we furnished a Current Report on Form 8-K that Steve B. Warnecke, a member of the Board of Directors of the Company entered into an agreement to sell up to 18,366 common shares of the Company owned by Mr. Warnecke over a period commencing March 15, 2004 and ending March 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	/s/ BRIAN R. ERVINE
Brian R. Ervine
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)