Form 10-Q
period 2004-06-30
EVOLVING SYSTEMS INC
filed 2004-08-10
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 3, 2004 there were 15,962,461 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
June 30, 2004
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,462	$17,999
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $44 and $65 at June 30, 2004 and December 31, 2003, respectively	2,570	9,292
Unbilled work-in-progress	16	622
Prepaid and other current assets	1,216	868
Total current assets	26,364	28,881
Property and equipment, net	1,791	1,579
Intangible assets, net	3,413	3,845
Goodwill	6,955	6,996
Long-term restricted cash	400	400
Total assets	$38,923	$41,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$30	$29
Accounts payable and accrued liabilities	2,379	3,044
Unearned revenue	9,483	11,972
Total current liabilities	11,892	15,045
Long-term obligations	149	183
Total liabilities	12,041	15,228
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 15,952,503 and 15,778,540 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	16	16
Additional paid-in capital	67,682	67,342
Other comprehensive loss	(7)	—
Accumulated deficit	(40,809)	(40,885)
Total stockholders’ equity	26,882	26,473
Total liabilities and stockholders’ equity	$38,923	$41,701

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE
License fees and services	$2,383	$3,181	$5,602	$8,185
Customer support	2,878	3,258	5,425	6,845
Total revenue	5,261	6,439	11,027	15,030

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	1,134	1,288	2,211	3,181
Costs of customer support, excluding depreciation	2,021	1,667	3,895	2,974
Sales and marketing	901	720	1,837	1,425
General and administrative	934	935	1,869	1,851
Product development	241	380	732	656
Depreciation	265	319	539	649
Restructuring and other expenses (benefit)	—	(80)	—	38
Total costs of revenue and operating expenses	5,496	5,229	11,083	10,774

Income (loss) from operations	(235)	1,210	(56)	4,256
Other income, net	67	49	124	96
Income (loss) before income taxes	(168)	1,259	68	4,352
Benefit from income taxes	—	—	8	—
Net income (loss)	$(168)	$1,259	$76	$4,352

Basic income (loss) per common share	$(0.01)	$0.09	$0.00	$0.32

Diluted income (loss) per common share	$(0.01)	$0.08	$0.00	$0.29

Weighted average basic shares outstanding	15,853	13,884	15,845	13,661
Weighted average diluted shares outstanding	15,853	15,319	17,590	14,888

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	539	649
Amortization of intangible assets	432	—
Gain on disposal of property and equipment	—	(4)
Bad debt recovery	(21)	(41)
Change in operating assets and liabilities:
Contract receivables	6,743	8,126
Unbilled work-in-progress	606	58
Prepaid and other assets	(350)	(165)
Accounts payable and accrued liabilities	(665)	(1,098)
Unearned revenue	(2,490)	(4,451)
Long-term obligations	(19)	72
Net cash provided by operating activities	4,851	7,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(756)	(192)
Proceeds from sale of property and equipment	3	7
Cash acquired in acquisition, net of cash paid	41	—
Net cash used in investing activities	(712)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(14)	(17)
Proceeds from the issuance of common stock	340	851
Net cash provided by financing activities	326	834

EFFECT OF EXCHANGE RATES ON CASH	(2)	—

Net increase in cash and cash equivalents	4,463	8,147
Cash and cash equivalents at beginning of period	17,999	8,601
Cash and cash equivalents at end of period	$22,462	$16,748

Supplemental disclosure of other cash and non-cash activities:
Interest paid	$7	$8

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Interim Consolidated Financial Statements. The accompanying consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2003 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation. The rupee is the functional currency for the Company’s Indian subsidiary. The Company translates asset and liability accounts to the U.S. dollar based on the exchange rate as of the balance sheet date, while statement of operations and cash flow statement amounts are translated to the U.S. dollar at the average exchange rate for the period. Exchange gains or losses resulting from such translation are included as a separate component of stockholders’ equity. Transaction gains and losses are recognized in income during the period in which they occur. During the three and six months ended June 30, 2004, the Company recognized a net transaction gain (loss) of approximately $1,000 and ($2,000), respectively.

Comprehensive Income. The Company’s comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment.  For the three and six months ended June 30, 2004, total comprehensive income (loss) was ($177,000) and $69,000, respectively. For the three and six months ended June 30, 2003, comprehensive income equaled net income of $1.3 million and $4.4 million, respectively, as there were no foreign currency translation adjustments during the periods.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Revenue Recognition. The Company derives revenue from two primary sources: license fees/services and customer support.  We recognize revenue in accordance with Statements of Position, or SOP 97-2 “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition we have adopted Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

The majority of our license fees and services revenue is generated from fixed-price contracts that provide for both licenses to our software products and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.” The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Due to the fact that the estimated direct labor hours can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements exists. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from professional services provided pursuant to time-and-materials contracts and training services are recognized as the services are performed.

Customer support and maintenance revenue is generally recognized ratably over the service contract period. When maintenance or training services are bundled with the original license fee arrangement, their fair value, based upon VSOE, is deferred and recognized during the periods such services are provided.

We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

(2)  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period using the treasury stock method unless the effect of the potential common shares is anti-dilutive.

The reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic weighted average common shares outstanding	15,853	13,884	15,845	13,661
Effect of dilutive securities - options and warrants	—	1,435	1,745	1,227
Diluted weighted average common shares outstanding	15,853	15,319	17,590	14,888

Options to purchase 2.9 million shares of common stock were excluded from the dilutive stock calculation for the three months ended June 30, 2004 because, due to the net loss for the period, they would have been anti-dilutive.  Options to purchase 393,000 shares of common stock were excluded from the dilutive stock calculation for the six months ended June 30, 2004 because their exercise prices were greater than the average fair value of the Company’s stock for the period.

Options to purchase 23,000 and 247,000 shares of common stock were excluded from the dilutive common stock calculation for the three and six months ended June 30, 2003, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

(3)  Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations in accounting for its employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” or SFAS No. 123, establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values.  The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

In accordance with the interim disclosure provisions of Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123,” the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and six months ended June 30, 2004 and 2003, respectively, as determined under the fair value method, as prescribed in SFAS No. 123, is shown below (in thousands, except per share data);

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$(168)	$1,259	$76	$4,352
Stock based compensation expense under the fair value method	(395)	(1,109)	(974)	(1,176)
Pro forma net income (loss)	$(563)	$150	$(898)	$3,176
Net income (loss) per common share as reported:
Basic	$(0.01)	$0.09	$—	$0.32
Diluted	$(0.01)	$0.08	$—	$0.29
Pro forma net income (loss)
Basic	$(0.04)	$0.01	$(0.06)	$0.23
Diluted	$(0.04)	$0.01	$(0.06)	$0.21

(4)  Concentration of Credit Risk

For the three months ended June 30, 2004, the Company recognized 70% (20%, 16%, 13%, 11% and 10%) of total revenue from five significant customers (defined as contributing at least 10%), all in the telecommunications industry.  For the three months ended June 30, 2003, the Company recognized 78% (27%, 24%, 15% and 12%), respectively, of total revenue from four significant customers, all in the telecommunications industry.

For the six months ended June 30, 2004 and 2003, the Company recognized 68% (23%, 19%, 14% and 12%) and 75% (27%, 22%, 15% and 11%), respectively, of total revenue from four significant customers, all in the telecommunications industry.

As of June 30, 2004, four significant customers accounted for approximately 87% (26%, 24%, 22% and 15%) of contract receivables.  At December 31, 2003, three significant customers accounted for approximately 75% (34%, 29% and 12%) of contract receivables.

(5)  Income Taxes

As of June 30, 2004 and December 31, 2003, the Company continued to maintain a full valuation allowance on the balance of its net deferred tax asset due to the uncertainties related to the Company’s ability to utilize its net deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized on a more likely than not basis.

(6)  Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the downturn in the telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At June 30, 2004 and December 31, 2003, the remaining accrual related to the closure of the satellite offices.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  As of June 30, 2004 approximately $100,000 was included in accounts payable and accrued liabilities, and approximately $29,000 was included in long-term obligations, related to the closure of the satellite offices.

The following table summarizes the change in the accrual balance since December 31, 2003 (in thousands):

Closure of Satellite Offices
Accrual balance December 31, 2003	$175
1st quarter cash payments, net	(19)
Accrual balance March 31, 2004	156
2nd quarter cash payments, net	(27)
Accrual balance June 30, 2004	$129

(7)  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which separate financial information is available.  This information is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer and Chief Financial Officer as its chief operating decision makers. These chief operating decision makers review revenues by segment and review overall results of operations.

The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the Consolidated Statements of Operations).  License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products as well as custom development, integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty fees.  Warranty fees are generally withheld from license fees and are recognized ratably over the warranty period. The Company provides products and services solely within the United States geographic area, although it does have a product development facility in Bangalore, India.  Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

Revenue and costs of revenue information by segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
License fees and services	$2,383	$3,181	$5,602	$8,185
Customer support	2,878	3,258	5,425	6,845
	$5,261	$6,439	$11,027	$15,030

Segment profit, excluding depreciation
License fees and services	$1,249	$1,893	$3,391	$5,004
Customer support	857	1,591	1,530	3,871
	2,106	3,484	4,921	8,875

Other operating expenses	2,076	2,035	4,438	3,932
Depreciation	265	319	539	649
Restructuring and other expense (benefit)	—	(80)	—	38
Income (loss) from operations	$(235)	$1,210	$(56)	$4,256

(8)  Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity.  The term of the indemnification period is indefinite.  There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, it maintains Directors’ and Officers’ insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

The Company subcontracts some of the development of deliverables under its customer contracts and it could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors, it could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform.

The Company’s software arrangements generally include a product indemnification provision that will indemnify and defend a customer in actions brought against the customer that claim the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

The Company enters into standard indemnification terms with its customers in the ordinary course of business under which it agrees to indemnify its customers for certain claims arising from performance under its contracts.  As these represent guarantees of its own performance, no liability has been recognized under FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

(9)  Business Combination

On November 3, 2003, the Company acquired all of the outstanding shares of privately-held CMS Communications, Inc. (“CMS”) of Columbus, Ohio in exchange for 732,773 shares of Evolving Systems’ common stock.  The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.  The results of CMS’ operations have been included in the consolidated financial statements since the purchase date.

CMS was a provider of network management operations support software for major telecommunications carriers.  In addition to adding complementary products and sharing many common customers, CMS brought a workforce that is familiar with complex tier one telecommunications solutions.  CMS’ network management products fit the Company’s solutions business model and provide the Company with additional opportunities to provide solutions to its tier one customers.

The aggregate purchase price of approximately $11.2 million included the issuance of 732,773 shares of Evolving Systems, Inc. common stock in exchange for all outstanding shares of CMS.  The fair value of Evolving Systems’ common stock was determined using an average price of approximately $14.98 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” which was the average closing price a few days before and after the merger agreement.

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue	$7,191	$16,764
Net income	$1,101	$4,205

Weighted average basic shares outstanding	14,617	14,394
Weighted average diluted shares outstanding	16,052	15,621

Basic income per share	$0.08	$0.29
Diluted income per share	$0.07	$0.27

(10)  Goodwill

During 2003, the Company acquired goodwill and intangible assets as a result of its acquisition of CMS.  Amortization of identifiable intangibles is expensed as “costs of license fees and services, excluding depreciation” and “costs of customer support, excluding depreciation”. As of June 30, 2004 goodwill was $7.0 million and in accordance with SFAS No. 142, will not be amortized but is subject to an annual impairment test to ensure that an impairment of the carrying amount of the goodwill has not occurred.  The goodwill is assessed for impairment on an annual basis at the reporting unit level by applying a fair-value-based test. The Company’s annual impairment test is conducted in its third fiscal quarter. Additionally, goodwill is assessed for impairment at each reporting period end if certain events have occurred indicating that an impairment may have occured. Goodwill was reduced by $41,000 during the six months ended June 30, 2004, due primarily to distribution of the cash escrow account to the Company in accordance with the acquisition agreement with CMS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Risk Factors” on pages 8 through 13 as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in the United States. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (OSS) and Network Support Systems (NSS). Our customers include four of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four wireless carriers, representing more than 20 percent of U.S. wireless subscribers. We offer software products and solutions that enable our customers to comply with government-mandated requirements regarding local number portability (LNP) for wireline, and wireless number portability (WNP). We also offer inventory and assignment software which supports carriers’ compliance with the government phone number conservation mandates. In addition, we offer a variety of network assurance and fulfillment solutions that were added to our portfolio when we acquired CMS Communications Inc. (“CMS”) in November 2003. We are uniquely positioned as a provider of both OSS, NSS and comprehensive systems integration capabilities because these complementary competencies enable us to address and implement solutions across a customer’s infrastructure.

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (the Telecom Act), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built and acquired a strong product portfolio that includes, but is not limited to, LNP and WNP OSS software that enables carriers to meet Federal Communications Commission (FCC) requirements that consumers be permitted to retain their phone numbers when changing service providers; number inventory and conservation software that addresses FCC mandates to extend the life of the North American Numbering Plan; and a solution for collecting traffic data off of network elements which supports both service assurance requirements and network planning activities. Number portability is mandated and implemented for U.S. wireline carriers today and was implemented by all U.S. wireless carriers for top-tier markets on November 24, 2003, with all remaining markets implemented on May 24, 2004.  Number conservation, or number pooling, has been mandatory for all U.S. carriers since November 2002, and is implemented for both U.S. wireline and wireless carriers today.

Historically, we have helped our customers integrate our products into their existing OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy.  The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customers’ back office to meet the specific requirements of each customer. Solutions which include our intellectual property and extensions, enhancements and integration are typically licensed to our customers and supported by us. We branded the integration and development methodology that supports our new business strategy ServiceXpress™.

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

After we deliver a solution to a customer, we typically pursue follow-on business that includes software development services, software enhancements to our products and related integration, as well as customer support and maintenance services. Because the solutions we provide usually perform functions that are required for the operation of our customer’s business, we expect follow-on revenue to occur for several years after an initial sale.

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

Recent Developments

Customer Support Revenue Deferral

During the first and second quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this maintenance arrangement, the customer purchased services, specified licensed software upgrades and support services.  Since fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract has been deferred until the specified licensed software upgrades are delivered and accepted.  We expect this will occur in the first quarter of 2005, unless we are able to obtain acceptance of the specified licensed software upgrades prior to year-end. The costs associated with this contract are being expensed as incurred.

Offshore Development

In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (Evolving Systems India).  For several years, offshore development, through a subcontractor, has been a key aspect of our low-

cost, accelerated-deployment strategy.  With the formation of Evolving Systems India we expect to have more control and flexibility and lower costs than our previous outsourced development approach using an offshore third party contractor. For the six months ended June 30, 2004, we incurred costs of approximately $249,000 primarily related to recruitment and training of software development employees. All of these costs were expensed as product development. During the second quarter we estimate that we saved approximately $150,000 versus the first quarter of 2004 as a result of transitioning our development work from our third-party subcontractor to our Indian development team. We expect to realize additional savings during the third quarter as we transfer all development work from our third-party subcontractor to our Indian development team.

Accelerated Filer Status

Companies considered accelerated filers under Securities Exchange Act Rule 12b-2, are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002, for fiscal years ending on or after November 15, 2004. An accelerated filer is defined as a company that meets the following conditions as of the end of its fiscal year:

•                  Its common equity public float was $75 million or more as of the last business day of its most recently completed second fiscal quarter;

•                  The company has been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for a period of at least 12 calendar months;

•                  The company has previously filed at least one annual report pursuant to Section 13(a) or 15(d) of the Exchange Act; and

•                  The company is not eligible to use Forms 10-KSB and 10-QSB.

As of the last business day of our most recently completed second fiscal quarter, June 30, 2004, our common equity public float was less than $75 million, therefore we are not an accelerated filer, as defined in Securities Exchange Act Rule 12b-2, and are not required to comply with the management reporting on internal control over financial reporting for the year ending December 31, 2004. Since we are not an accelerated filer in 2004 we must begin complying with the internal control reporting and disclosure requirements for our fiscal year ending December 31, 2005.

Results of Operations

The following table presents the Company’s Consolidated Statements of Operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE
License fees and services	45%	49%	51%	54%
Customer support	55%	51%	49%	46%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	22%	20%	20%	21%
Costs of customer support, excluding depreciation	38%	26%	35%	20%
Sales and marketing	17%	11%	17%	10%
General and administrative	18%	14%	17%	13%
Product development	4%	6%	6%	4%
Depreciation	5%	5%	5%	4%
Restructuring and other expenses (benefit)	0%	(1)%	0%	0%
Total costs of revenue and operating expenses	104%	81%	100%	72%

Income (loss) from operations	(4)%	19%	0%	28%
Other income, net	1%	1%	1%	1%
Income (loss) before income taxes	(3)%	20%	1%	29%
Benefit from income taxes	0%	0%	0%	0%
Net income (loss)	(3)%	20%	1%	29%

The three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the license of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees,  maintenance upgrades and warranty fees.  Warranty fees are generally withheld from license fees and are recognized ratably over the warranty period.  Total revenue was $5.3 million and $6.4 million for the three months ended June 30, 2004 and 2003, respectively, and $11.0 million and $15.0 million for the six months ended June 30, 2004, respectively. The following table presents the Company’s revenue by product (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number portability	$2,663	$3,688	$5,521	$9,247
Number inventory and assignment	1,258	2,189	3,166	4,597
Network assurance	1,014	—	1,678	—
Other	326	562	662	1,186
	$5,261	$6,439	$11,027	$15,030

License Fees and Services

License fees and services revenue decreased 25% to $2.4 million for the three months ended June 30, 2004, from $3.2 million for the three months ended June 30, 2003.  The decrease in license fees and services revenue is mainly due to the mature market for LNP and number inventory and assignment software, which has resulted in a decrease in initial large license sales, although we continue to make smaller sales of LNP and number inventory and assignment enhancements and features.

License fees and services revenue decreased 32% to $5.6 million for the six months ended June 30, 2004, from $8.2 million for the six months ended June 30, 2003.  The decrease in license fees and services revenue is due to not having a contract in 2004 similar to a large LNP project that was completed during the six months ended June 30, 2003 of approximately $1.6 million and the aforementioned maturity of the LNP and number inventory and assignment markets.

Customer Support

Customer support revenue decreased 12% to $2.9 million for the three months ended June 30, 2004, from $3.3 million for the three months ended June 30, 2003.  The decrease in customer support revenue for the three months ended June 30, 2004 is primarily due to the aforementioned deferral of revenue related to a large LNP arrangement, as well as pricing pressures from customers, partially offset by increased network assurance support revenue on products acquired in the CMS acquisition.

Customer support revenue decreased 21% to $5.4 million for the six months ended June 30, 2004, from $6.8 million for the six months ended June 30, 2003.  The decrease in customer support revenue for the six months ended June 30, 2004 is primarily due to the aforementioned deferral of revenue related to a large LNP arrangement, as well as pricing pressures from customers, partially offset by increased network assurance support revenue on products acquired in the CMS acquisition.

Costs of Revenue, Excluding Depreciation

Costs of revenue, excluding depreciation, consist primarily of personnel costs, including employees of Evolving Systems India, offshore development subcontractor costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation, were $3.2 million and $3.0 million for the three months ended June 30, 2004 and 2003, respectively, and $6.1 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively.

Costs of License Fees and Services, Excluding Depreciation

Costs of license fees and services, excluding depreciation, were $1.1 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively.  The decrease of $154,000, or 12%, was due to a reduction of labor hours spent on license related software and services, as a result of fewer license and services projects. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation, increased to 48% for the three months ended June 30, 2004 from 40% for the three months ended June 30, 2003.  The increase as a percentage of license fees and services revenues was due to a decrease in revenue which exceeded the decrease in costs during the three months ended June 30, 2004.

Costs of license fees and services, excluding depreciation, were $2.2 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease of $1.0 million, or 31%, was due to a reduction of labor hours spent on license related software and services, as a result of fewer license and services projects.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation, was 39% for the six months ended June 30, 2004 and 2003.  The constant as a percentage of license fees and services revenues was due to the decreased costs that were offset by decreased revenue during the six months ended June 30, 2004.

Costs of Customer Support, Excluding Depreciation

Costs of customer support, excluding depreciation, were $2.0 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively.  The increase of $354,000, or 21%, is due to amortization of intangibles related to our acquisition of CMS in November 2003 and increased hours worked on customer support projects to support the network assurance product acquired from CMS.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, increased to 70% for the three months ended June 30, 2004 from 51% for the three months ended June 30, 2003.  The increase as a percentage of customer support revenue in the second quarter of 2004 compared to 2003 is due to the increased costs as well as decreased revenues, due to the aforementioned deferral of revenue from a large LNP contract.

Costs of customer support, excluding depreciation, were $3.9 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively.  The increase of $920,000, or 31%, is due to amortization of intangibles related to our acquisition of CMS in November 2003 and increased hours worked on customer support projects to support the network assurance product acquired from CMS.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, increased to 72% for the six months ended June 30, 2004 from 43% for the six months ended June 30, 2003.  The increase as a percentage of customer support revenue in the first half of 2004 compared to 2003 is due to the increased costs as well as decreased revenues, due to the aforementioned deferral of revenue from a large LNP contract.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $901,000 and $720,000 for the three months ended June 30, 2004 and 2003, respectively. The increase of $181,000, or 25%, is due to increased employee-related costs as well as travel expenses related to our acquisition of CMS in November 2003, increased headcount related to our ongoing effort to ramp up our sales staff and relocation costs.  As a percentage of total revenue, sales and marketing expenses increased to 17% for the three months ended June 30, 2004 from 11% for the three months ended June 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the second quarter of 2004 compared to 2003.

Sales and marketing expenses were $1.8 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase of $412,000, or 29%, is primarily due to increased employee-related costs and travel expenses related to our acquisition of CMS in November 2003.  As a percentage of total revenue, sales and marketing expenses increased to 17% for the six months ended June 30, 2004 from 10% for the six months ended June 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the first half of 2004 compared to 2003.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments; facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $934,000 and $935,000 for the three months ended June 30, 2004 and 2003, respectively.  Costs remained relatively the same during the period as increased salary expense and professional fees were offset by decreased bonus expense.  As a percentage of total revenue, general and administrative expenses increased to 18% for the three months ended June 30, 2004 from 14% for the three months ended June 30, 2003.  The increase as a percentage of revenue is mainly due to decreased revenue in the second quarter of 2004 compared to 2003.

General and administrative expenses were $1.9 million for the six months ended June 30, 2004 and 2003.  Costs remained relatively the same during the period as increased salary expense and professional fees were offset by decreased bonus expense.  As a percentage of total revenue, general and administrative expenses increased to 17% for the six months ended June 30, 2004 from 13% for the six months ended June 30, 2003.  The increase as a percentage of revenue is mainly due to decreased revenue in the first half of 2004 compared to 2003.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $241,000 and $380,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease of $139,000, or 37%, is due to decreased hours spent on development of our ServiceXpress toolkit and other new features, partially offset by training and recruiting costs related to the start up of our newly formed Bangalore, India subsidiary.  As a percentage of revenue, product development expenses decreased to 4% for the three months ended June 30, 2004 from 6% for the three months ended June 30, 2003.  The decrease as a percentage of revenue is due to the decreased hours worked on product development initiatives in the second quarter of 2004 compared to 2003.

Product development expenses were $732,000 and $656,000 for the six months ended June 30, 2004 and 2003, respectively. The increase of $76,000, or 12%, is mainly due to training and recruiting costs related to our newly formed Bangalore, India subsidiary.  As a percentage of revenue, product development expenses increased to 6% for the six months ended June 30, 2004 from 4% for the six months ended June 30, 2003.  The increase as a percentage of revenue is due to the increased costs and decreased revenue in the first half of 2004 compared to 2003.

Restructuring and Other Expense

Restructuring and other expenses (benefits) of ($80,000) and $38,000 were recorded for the three and six months ended June 30, 2003, respectively, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  All work force reductions related to our restructuring plan were completed in 2002. During the three and six months ended June 30, 2003, we recorded benefits of $80,000 and $13,000, respectively, related to the settlement of severance liabilities.  At June 30, 2004 there was no remaining liability related to these workforce reductions.

•                  Closure of satellite offices.  We closed all of our satellite field offices during the six months ended June 30, 2002.  Estimated costs to sublease or terminate the lease commitments of $131,000 were recorded in the three months ended March 31, 2003; the 2003 expense is related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At June 30, 2004, approximately $100,000 was included in accounts payable and accrued liabilities, and approximately $29,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 4 months to 22 months.

Other Income, Net

Other income, net, was $67,000 and $49,000 for the three months ended June 30, 2004 and 2003, respectively.  The increase is due to higher interest income as a result of increased cash balances for the three months ended June 30, 2004 compared to the comparable period in 2003.

Other income, net, was $124,000 and $96,000 for the six months ended June 30, 2004 and 2003, respectively.  The increase is due to higher interest income as a result of increased cash balances for the six months ended June 30, 2004 compared to the comparable period in 2003.

Income Taxes

There was no income tax expense for three months ended June 30, 2004, due to the net loss for the period and our expected 2004 effective tax rate.

There was an income tax benefit of $8,000 for the six months ended June 30, 2004, due to a refund that was collected on a prior year amended tax return, partially offset by the estimated year-to-date tax expense.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2004, our principal source of liquidity was $22.5 million in cash and cash equivalents, representing 58% of total assets.  Working capital at June 30, 2004 was $14.5 million compared to $13.8 million at December 31, 2003.

During the six months ended June 30, 2004 our cash and cash equivalents increased to $22.5 million from $18.0 million at December 31, 2003.  This increase is primarily a result of approximately $4.9 million in cash provided by operations for the six months ended June 30, 2004.  The cash generated from operating activities is mainly due to collections of our contract receivables.  The cash flow generated from the collection of contract receivables was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services.  Cash used by investing activities of $756,000 was primarily due to capital expenditures for domestic internal hardware that improved performance and reliability of our product development environment, as well as servers and computers for Evolving Systems India. Cash provided by financing activities of $326,000 included proceeds related to the exercise of approximately 165,000 stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2004 of $22.5 million.

•                  Our cumulative profitability over the last eight quarters and anticipated profitability for the calendar year 2004.

•                  Our current expense run rate.

•                  Our backlog of approximately $10.2 million, including $900,000 in license fees and services and $9.3 million in customer support at June 30, 2004.

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

•                  Quarterly Fluctuations in Revenue as a Result of Revenue Recognition Rules. Many of our contracts are for large, complex projects where software and services are provided over a period of many months.  Recently, our customers have been requesting more customization of our software and services to their exact needs.  As a result, revenue recognition under our contracts may vary depending upon the particular software revenue recognition rule that applies.  For example, we recently entered into a contract which contains customer support, services and software releases. Because of the applicability of certain accounting rules, we are required to defer the revenue under that contract until the software is accepted by the customer; the expenses incurred, however, must be accounted for as they occur.  This accounting treatment has had, and will continue to have a significant impact on our quarterly results of operations.

•                  Shifting in customer spending. While carriers are projected to spend more on systems for data services they are planning on spending less on support services for voice services. As we extend our products to address more data and next generation services it could impact results in the near term.

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

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 30, 2004, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 13, 2004.  According to the final proxy tally received from the Company’s transfer agent, the results of the voting on Proposals 1-5, as described in the Company’s Proxy Statement, were as follows:

Proposal #	Description of Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes	Results (See notes)

#1	Proposal to Re-elect Stephen K. Gartside, Jr. to the Board of Directors	13,740,093	457,029			Approved

#1	Proposal to Re-elect Brendan F. Reidy to the Board of Directors	13,680,715	516,407			Approved

#2	Proposal to Increase Authorized Common Shares	3,760,368	896,610	28,590	9,511,554	Not Approved

#3	Proposal to Increase Authorized Shares in Stock Option Plan	3,007,963	1,615,939	61,666	9,511,554	Approved

#4	Employee Stock Purchase Plan Proposal	3,897,378	747,947	40,243	9,511,554	Approved

#5	Ratification of PricewaterhouseCoopers as Independent Auditors for 2004	13,586,872	587,145	23,104	1	Approved

Notes:

(1)                                  Proposal #1 asked the stockholders to elect two directors.  Directors must be elected by a plurality of votes.

(2)                                  Proposal #2 asked the stockholders to approve an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000.  This proposal required the affirmative vote of a majority of the Company’s outstanding shares to pass.  As of March 18, 2004, the record date for the meeting, there were 15,885,235 shares of the Company’s common stock outstanding, meaning that this proposal required at least 7,942,618 “yes” votes to pass.  On this proposal, abstention and broker non-votes were counted as “no” votes.

(3)                                  Proposal #3 asked the Company’s stockholders to approve an amendment of the Company’s Amended and Restated Stock Option Plan to increase the total number of shares of common stock authorized for issuance under the plan by 1,500,000.  Approval of this proposal required a majority of the total votes cast for, against or abstaining.  Abstentions were counted as “no” votes. Broker non-votes had no effect on the voting and were not counted.  Accordingly, a majority of the 4,685,568 votes cast on this proposal, or 2,342,785 votes, was required for this proposal to pass; this proposal passed since 3,007,963 “yes” votes were cast.

(4)                                  Proposal #4 asked the Company’s stockholders to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the total number of shares of common stock authorized for issuance under the plan by 200,000. Approval of this proposal required a majority of the total votes cast for, against or abstaining.  Abstentions were counted as “no” votes. Broker non-votes had no effect on the voting and were not counted.  Accordingly, a majority of the 4,685,568 votes cast on this proposal, or 2,342,785 votes, was required for this proposal to pass; this proposal passed since 3,897,378 “yes” votes were cast.

(5)                                  Proposal #5 sought the ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2004.  13,586,872 “yes” votes were cast.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

On April 13, 2004, we furnished a Current Report on Form 8-K updating the Company’s revenue guidance for the first quarter of 2004.

On May 5, 2004, we furnished a Current Report on Form 8-K announcing financial results for the first quarter of 2004.

On June 15, 2004, we furnished a Current Report on Form 8-K that Steve B. Warnecke, a member of the Board of Directors of the Company entered into an agreement to sell up to 28,366 common shares of the Company owned by Mr. Warnecke over a period commencing June 15, 2004 and ending June 15, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2004	/s/ Brian R. Ervine
Brian R. Ervine
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)