Form 10-Q
period 2004-09-30
EVOLVING SYSTEMS INC
filed 2004-11-15
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9777 Mount Pyramid Court, Suite 100 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

                As of November 3, 2004 there were 15,976,059 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,692	$17,999
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $44 and $65 at September 30, 2004 and December 31, 2003, respectively	2,209	9,292
Unbilled work-in-progress	31	622
Prepaid and other current assets	1,167	868
Total current assets	24,199	28,881
Property and equipment, net	1,851	1,579
Intangible assets, net	3,199	3,845
Goodwill	6,955	6,996
Long-term restricted cash	400	400
Total assets	$36,604	$41,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$31	$29
Accounts payable and accrued liabilities	2,739	3,044
Unearned revenue	6,265	11,972
Total current liabilities	9,035	15,045
Long-term obligations	133	183
Total liabilities	9,168	15,228
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 15,963,809 and 15,778,540 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively.	16	16
Additional paid-in capital	67,719	67,342
Other comprehensive loss	(7)	—
Accumulated deficit	(40,292)	(40,885)
Total stockholders’ equity	27,436	26,473
Total liabilities and stockholders’ equity	$36,604	$41,701

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE
License fees and services	$810	$3,948	$6,412	$12,133
Customer support	4,929	3,200	10,354	10,045
Total revenue	5,739	7,148	16,766	22,178

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	817	1,140	3,028	4,321
Costs of customer support, excluding depreciation	2,011	1,427	5,906	4,401
Sales and marketing	942	684	2,779	2,109
General and administrative	1,100	891	2,969	2,742
Product development	152	568	884	1,224
Depreciation	272	269	811	918
Restructuring and other expenses	—	—	—	38
Total costs of revenue and operating expenses	5,294	4,979	16,377	15,753

Income from operations	445	2,169	389	6,425
Other income, net	92	41	216	137
Income before income taxes	537	2,210	605	6,562
Provision for income taxes	20	126	12	126
Net income	$517	$2,084	$593	$6,436

Basic income per common share	$0.03	$0.15	$0.04	$0.46

Diluted income per common share	$0.03	$0.12	$0.03	$0.41

Weighted average basic shares outstanding	15,890	14,318	15,860	13,880
Weighted average diluted shares outstanding	16,906	16,893	17,378	15,556

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593	$6,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	811	918
Amortization of intangible assets	646	—
Loss on impairment and disposal of property and equipment	(3)	(5)
Bad debt recovery	(21)	(61)
Change in operating assets and liabilities:
Contract receivables	7,104	10,214
Unbilled work-in-progress	591	(291)
Prepaid and other assets	(302)	(97)
Accounts payable and accrued liabilities	(304)	(1,010)
Unearned revenue	(5,707)	(8,192)
Long-term obligations	(27)	42
Net cash provided by operating activities	3,381	7,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,087)	(301)
Proceeds from sale of property and equipment	5	7
Cash acquired in acquisition, net of cash paid	41	—
Net cash used in investing activities	(1,041)	(294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(21)	(25)
Proceeds from the issuance of stock	377	1,109
Net cash provided by financing activities	356	1,084

EFFECT OF EXCHANGE RATES ON CASH	(3)	—

Net increase in cash and cash equivalents	2,693	8,744
Cash and cash equivalents at beginning of period	17,999	8,601
Cash and cash equivalents at end of period	$20,692	$17,345

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$12	$14

The accompanying notes are an integral part of the consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)                               Basis of Presentation

Interim Consolidated Financial Statements. The accompanying consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Foreign Currency Translation. The rupee is the functional currency for the Company’s Indian subsidiary. The Company translates asset and liability accounts to the U.S. dollar based on the exchange rate as of the balance sheet date, while statement of operations and cash flow statement amounts are translated to the U.S. dollar at the average exchange rate for the period. Exchange gains or losses resulting from such translation are included as a separate component of stockholders’ equity. Transaction gains and losses are recognized in income during the period in which they occur. During the three and nine months ended September 30, 2004, the Company recognized a net transaction loss of approximately $1,000 and $3,000, respectively.

Comprehensive Income. The Company’s comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment.  For the three and nine months ended September 30, 2004, total comprehensive income was $517,000 and $586,000, respectively. For the three and nine months ended September 30, 2003, comprehensive income equaled net income of $2.1 million and $6.4 million, respectively, as there were no foreign currency translation adjustments during the periods.

                Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated.

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

                The majority of our license fees and services revenue is generated from fixed-price contracts which provide for both licenses to our software products and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.” The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Due to the fact that the estimated direct labor hours can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

                In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value exists. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

                Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from professional services provided pursuant to time-and-materials contracts and training services are recognized as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

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

(2)  Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares plus all dilutive potential common shares outstanding during the period using the treasury stock method unless the effect of the potential common shares is anti-dilutive.

                The reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	15,890	14,318	15,860	13,880
Effect of dilutive securities - options and warrants	1,016	2,575	1,518	1,676
Diluted weighted average common shares outstanding	16,906	16,893	17,378	15,556

Options to purchase 442,000 and 409,000 shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2004, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

Options to purchase 3,900 and 166,000 shares of common stock were excluded from the dilutive common stock calculation for the three and nine months ended September 30, 2003, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

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

                In accordance with the interim disclosure provisions of Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123,” the pro forma effect on the Company’s net income had compensation expense been recorded for the three and nine months ended September 30, 2004 and 2003, respectively, as determined under the fair value method, as prescribed in SFAS No. 123, is shown below (in thousands, except per share data);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$517	$2,084	$593	$6,436
Stock based compensation expense under the fair value method	(513)	(1,169)	(1,487)	(2,345)
Pro forma net income (loss)	$4	$915	$(894)	$4,091
Net income per common share as reported:
Basic	$0.03	$0.15	$0.04	$0.46
Diluted	$0.03	$0.12	$0.03	$0.41
Pro forma net income (loss)
Basic	$0.00	$0.06	$(0.06)	$0.29
Diluted	$0.00	$0.05	$(0.06)	$0.26

(4) Concentration of Credit Risk

For the three months ended September 30, 2004, the Company recognized 72% (47%, 14% and 11%) of total revenue from three significant customers (defined as contributing at least 10%), all in the telecommunications industry.  For the three months ended September 30, 2003, the Company recognized 75% (25%, 20%, 19% and 11%), of total revenue from four significant customers, all in the telecommunications industry.

For the nine months ended September 30, 2004, the Company recognized 72% (24%, 18%, 17% and 13%) of total revenue from four significant customers, all in the telecommunications industry.  For the nine months ended September 30, 2003, the Company recognized 64% (24%, 23% and 17%) of total revenue from three significant customers, all in the telecommunications industry.

                As of September 30, 2004, three significant customers accounted for approximately 80% (40%, 25% and 15%) of contract receivables.  At December 31, 2003, three significant customers accounted for approximately 75% (34%, 29% and 12%) of contract receivables.

                The loss of, or financial difficulty of, any of these significant customers could have a significant adverse effect on the Company’s future results of financial operations and financial position.

(5) Income Taxes

As of September 30, 2004 and December 31, 2003, the Company continued to maintain a full valuation allowance on the balance of its net deferred tax asset due to the uncertainties related to the Company’s ability to utilize its net deferred tax asset.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized on a more likely than not basis.  This assessment is made periodically, and future assessments could result in a conclusion that all or a portion of the net deferred tax asset is realizable.

(6) Restructuring and Other Expenses

              In early 2002, management implemented a restructuring plan (the “Plan”) due to the downturn in the telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At September 30, 2004 and December 31, 2003, the remaining accrual related to the closure of the satellite offices.

              Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  As of September 30, 2004 approximately $91,000 was included in accounts payable and accrued liabilities, and approximately $21,000 was included in long-term obligations, related to the closure of the satellite offices.

              The following table summarizes the change in the accrual balance since December 31, 2003 (in thousands):

Closure of Satellite Offices
Accrual balance December 31, 2003	$175
1st quarter cash payments, net	(19)
Accrual balance March 31, 2004	156
2nd quarter cash payments, net	(27)
Accrual balance June 30, 2004	129
3rd quarter cash payments, net	(17)
Accrual balance September 30, 2004	$112

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

The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the Consolidated Statements of Operations).  License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products as well as custom development, integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty fees.  Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. The Company provides products and services solely within the United States geographic area, although it does have a product development facility in Bangalore, India.  Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

Revenue and costs of revenue information by segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
License fees and services	$810	$3,948	$6,412	$12,133
Customer support	4,929	3,200	10,354	10,045
	5,739	7,148	16,766	22,178

Segment profit (loss), excluding depreciation
License fees and services	(7)	2,808	3,384	7,812
Customer support	2,918	1,773	4,448	5,644
	2,911	4,581	7,832	13,456

Other operating expenses	2,194	2,143	6,633	6,075
Depreciation	272	269	810	918
Restructuring and other expense (benefit)	—	—	—	38
Income from operations	$445	$2,169	$389	$6,425

(8) Commitments and Contingencies

                As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity.  The term of the indemnification period is indefinite.  There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, it maintains Directors’ and Officers’ insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004 and December 31, 2003.

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

                CMS was a provider of network management operations support software for major telecommunications carriers.  In addition to adding complementary products and sharing many common customers, CMS brought a workforce that has experience with complex tier one telecommunications solutions. CMS’ network management products fit the Company’s solutions business model and provide the Company with additional opportunities to provide solutions to its tier one customers.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2003
Revenues	$7,917	$24,681
Net income	$1,928	$6,133

Weighted average basic shares outstanding	14,978	14,540
Weighted average diluted shares outstanding	17,626	16,289

Basic income per share	$0.14	$0.42
Diluted income per share	$0.12	$0.38

(10) Goodwill and Intangible Assets

                During 2003, the Company acquired goodwill and intangible assets as a result of its acquisition of CMS.  Amortization of identifiable intangibles are expensed as “costs of license fees and services, excluding depreciation” and “costs of customer support, excluding depreciation”. As of September 30, 2004 goodwill was $7.0 million and in accordance with SFAS No. 142, will not be amortized but is subject to an annual impairment test to ensure that an impairment of the carrying amount of the goodwill has not occurred.  The goodwill is assessed for impairment on an annual basis at the reporting unit level by applying a fair-value-based test. The Company’s annual impairment test was conducted as of July 31, 2004, and it was determined that goodwill was not impaired as of the test date. Additionally, goodwill is assessed for impairment at each reporting period end if certain events have occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill. Goodwill was reduced by $41,000 during the nine months ended September 30, 2004, due primarily to distribution of the cash escrow account to the Company in accordance with the acquisition agreement with CMS.

(11) Subsequent Events

                On October 15, 2004, the Company acquired privately-held Telecom Software Enterprises, LLC (“TSE”) for $1.5 million in cash plus a short-term note payable of approximately $889,000.  The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1 million may be paid through the year 2011 if certain specified sales of TSE products occur. The acquisition will be treated as a purchase business combination and the results of operations will be combined from the purchase date forward. This acquisition will result in amortizable intangible assets and goodwill.

                On November 2, 2004, the Company acquired UK-based Tertio Telecoms, Ltd., (“Tertio”) a privately held supplier of operations support systems (OSS) software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia.  Total GAAP consideration for Tertio approximates $42.0 million, consisting of $11.0 million in cash, approximately $16.0 million in seller-financed notes, approximately $13.5 million in convertible preferred stock and approximately $1.5 million in estimated transaction-related costs. A portion of the seller-financed notes may be exchanged for a convertible note at the option of the sellers. Such action would require a shareholder vote. In accordance with relevant accounting rules, since the preferred stock is convertible into shares of common stock at a conversion price of $3.50 per share, which was less than the market price of the stock of $4.64 on the closing date, the Company will record a non-cash charge related to the discount of the shares of approximately $3.3 million. This charge will have the effect of reducing net income applicable to common shareholders.  Because we could be required to redeem the Series B Convertible Preferred Stock in certain circumstances, we will reflect the carrying amount of the Series B Preferred Stock in the "mezzanine" section of our balance sheet. The acquisition will be treated as a purchase business combination and the results of operations will be combined from the purchase date forward. This acquisition will result in significant amortizable intangibles and goodwill.

                These two acquisitions have reduced the Company’s working capital by approximately $17.4 million.  In addition to the $17.4 million cash outflows, the Company expects transaction costs related to the acquisitions to approximate $1.5 million, most of which should be paid out in the fourth quarter of 2004 and the first quarter of 2005.  As a result of these transactions, the Company expects to report significantly lower levels of working capital in the future than it has in the recent past. Management believes that the current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet working capital and capital expenditure requirements for at least the next twelve months.

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

                Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical and cost-effective software solutions to tier one telecommunications companies. We maintain long-standing relationships with many of the largest wireline and wireless telecommunications providers in the United States. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”). Our customers include four of the largest wireline carriers in North America, representing approximately 90 percent of U.S. access lines, and four wireless carriers, representing more than 20 percent of U.S. wireless subscribers. We offer software products and solutions that enable our customers to comply with government-mandated requirements regarding local number portability (“LNP”) for wireline, and wireless number portability (“WNP”). The principal products in this area perform ordering and provisioning functions.  The acquisition of TSE in October 2004 adds LNP and WNP ordering and provisioning testing products. These testing products also provide new OSS system integration capabilities. We also offer inventory and assignment software which supports carriers’ compliance with the government phone number conservation mandates. In addition, we offer a variety of network assurance and data collection products that were added to our portfolio when we acquired CMS Communications Inc. (“CMS”) in November 2003. We are positioned as a provider of OSS, NSS and comprehensive systems integration capabilities because these complementary competencies enable us to address and implement solutions across a customer’s infrastructure.

                Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (the Telecom Act), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built and acquired a strong product portfolio that includes, but is not limited to, LNP and WNP OSS and testing software that enables carriers to meet Federal Communications Commission (“FCC”) requirements that consumers be permitted to retain their phone numbers when changing service providers; number inventory and conservation software that addresses FCC mandates to extend the life of the North American Numbering Plan; and a solution for collecting traffic data off of network elements which provide comprehensive data collection capabilities and supports both service assurance requirements and network planning activities. Number portability is mandated and implemented for U.S. wireline carriers today and was implemented by all U.S. wireless carriers for top-tier markets on November 24, 2003, with all remaining markets implemented on May 24, 2004.  Number conservation, or number pooling, has been mandatory for all U.S. carriers since November 2002, and is implemented for both U.S. wireline and wireless carriers today.

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

ServiceXpress Strategy

                Our ServiceXpress strategy is a solutions model that focuses on providing our customers with high quality solutions that meet their specific needs, as quickly as feasible, at the lowest possible price. We work with our customers using our domain knowledge to identify precisely what they want. We minimize the cost and maximize the speed of delivery by using low-cost offshore development, incorporating our products and ServiceXpress tools into the solution, as well as third party products and tools. We also provide efficient lifecycle support. We achieve high quality by following our ServiceXpress methodology that defines a repeatable process for developing, delivering and supporting high quality solutions. Most of our solutions are provided for a fixed price which allows our customers to benefit from the savings we achieve while providing us with what we believe is a fair margin. We strive to be a premier low-cost provider of high-quality, mission-critical software solutions for wireline and wireless telecommunications carriers.

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

Recent Developments

                Customer Support Revenue Deferral

                During the first and second quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this maintenance arrangement, the customer purchased professional services, specified licensed software upgrades and support services.  Since fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract was deferred until the specified licensed software upgrades were delivered and accepted by the customer.  During the third quarter, we delivered and obtained acceptance of the specified licensed software upgrades. Since vendor specific objective evidence of fair value exists for all of the remaining undelivered elements in the arrangement, we recognized the residual amount of revenue for all delivered elements.  During the third quarter we recognized approximately $2.0 million in customer support revenue and $100,000 in license and services revenue related to this arrangement. The remainder of the arrangement value will be recognized as the related services are performed through July 2005.

                Acquisition of TSE

                On October 15, 2004, we acquired privately-held TSE for $1.5 million in cash plus a short-term note payable of approximately $889,000. We agreed to pay additional contingent consideration of up to $3.5 million payable upon the achievement of certain revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and an additional amount of up to $1 million may be payable through the year 2011 if certain specified sales of TSE products occur.  We believe that the sales of TSE products during the contingent consideration period will result in positive cash flows even after the contingent consideration is paid.

TSE products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation’s centralized network portability administration center (“NPAC”) enabling a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems.  TSE has installed its products at many of the leading wireless and wireline carriers in North America.

                Acquisition of Tertio

                On November 2, 2004, we acquired UK-based Tertio a privately held supplier of operations support systems (“OSS”) software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia.  Total consideration for Tertio approximates $42.0 million, consisting of $11.0 million in cash, approximately $16.0 million in seller-financed notes, approximately $13.5 million in convertible preferred stock and approximately $1.5 million in estimated transaction-related costs. A portion of the seller-financed notes may be exchanged for a convertible note at the option of the sellers. Such action would require a shareholder vote.

Tertio’s activation and mediation solutions, Provident™ and Evident™, fit well with elements of our product portfolio, strengthening our current network mediation and service assurance offerings.  As a combined company we become a company with global reach and a customer base that includes many of the world’s leading communications carriers.

                Offshore Development

                In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (Evolving Systems India).  For several years, offshore development, through a subcontractor, has been a key aspect of our low-cost, accelerated-deployment strategy.  With the formation of Evolving Systems India we expect to have more control and flexibility and lower costs than our previous outsourced development approach using an offshore third party contractor. For the nine months ended September 30, 2004, we estimate we have saved approximately $700,000 as a result of transitioning our development work from our third-party subcontractor to our Indian development team.

Results of Operations

                The following table presents the Company’s Consolidated Statements of Operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE
License fees and services	14%	55%	38%	55%
Customer support	86%	45%	62%	45%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation	14%	16%	18%	20%
Costs of customer support, excluding depreciation	35%	20%	35%	20%
Sales and marketing	16%	10%	16%	10%
General and administrative	19%	12%	18%	12%
Product development	3%	8%	5%	5%
Depreciation and amortization	5%	4%	5%	4%
Restructuring and other expenses	0%	0%	0%	0%
Total costs of revenue and operating expenses	92%	70%	97%	71%

Income (loss) from operations	8%	30%	3%	29%
Other income, net	2%	1%	1%	1%
Income (loss) before income taxes	9%	31%	4%	30%
Provision for income taxes	0%	2%	0%	1%
Net income (loss)	9%	29%	4%	29%

The three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Revenue

                Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, maintenance upgrades and warranty fees.  Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period.  Total revenue was $5.7 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively, and $16.8 million and $22.2 million for the nine months ended September 30, 2004, respectively. The following table presents the Company’s revenue by product (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number portability	$3,975	$4,195	$9,496	$13,442
Number inventory and assignment	634	2,433	3,800	7,030
Network assurance and fulfillment	805	—	2,484	—
Other	325	520	986	1,706
	$5,739	$7,148	$16,766	$22,178

License Fees and Services

License fees and services revenue decreased 79% to $810,000 for the three months ended September 30, 2004, from $3.9 million for the three months ended September 30, 2003.  The decrease in license fees and services revenue is due to lower revenue from our number portability and inventory products.  This decline reflects lower sales of enhancements due to industry upgrades implemented in 2003 and industry consolidation.  In addition, WNP volumes have been lower than anticipated which is reflected in the lower number portability revenue.

License fees and services revenue decreased 47% to $6.4 million for the nine months ended September 30, 2004, from $12.1 million for the nine months ended September 30, 2003.  The decrease in license fees and services revenue is due to lower revenue from our number portability and inventory products.  This decline is due to not having a contract in 2004 similar to a large LNP project that was completed during the nine months ended September 30, 2003 of approximately $1.6 million and lower sales of enhancements due to industry upgrades implemented in 2003 and industry consolidation.  In addition, WNP volumes have been lower than anticipated which is reflected in the lower number portability revenue.

Customer Support

Customer support revenue increased 54% to $4.9 million for the three months ended September 30, 2004, from $3.2 million for the three months ended September 30, 2003.  The increase in customer support revenue for the three months ended September 30, 2004 is primarily due to the aforementioned recognition of $2.0 million of revenue related to a large LNP arrangement and increased network assurance support revenue on products acquired in the CMS acquisition, partially offset by reductions in certain customer support contracts.

Customer support revenue increased 3% to $10.4 million for the nine months ended September 30, 2004, from $10.0 million for the nine months ended September 30, 2003.  The increase in customer support revenue for the nine months ended September 30, 2004 is primarily due to increased network assurance support revenue on products acquired in the CMS acquisition partially offset by reductions in certain customer support contracts.

Costs of Revenue, Excluding Depreciation

Costs of revenue, excluding depreciation, consist primarily of personnel costs, including employees of Evolving Systems India, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation, were $2.8 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively, and $8.9 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Costs of License Fees and Services, Excluding Depreciation

                Costs of license fees and services, excluding depreciation, were $817,000 and $1.1 million for the three months ended September 30, 2004 and 2003, respectively.  The decrease of $323,000, or 28%, was due to fewer license and services projects resulting in a reduction of labor costs. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation, increased to 101% for the three months ended September 30, 2004 from 29% for the three months ended September 30, 2003.  The increase as a percentage of license fees and services revenues was due to a decrease in revenue which exceeded the decrease in costs during the three months ended September 30, 2004.

                Costs of license fees and services, excluding depreciation, were $3.0 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease of $1.3 million, or 30%, was due to fewer license and services projects resulting in a reduction of labor costs.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation, increased to 47% for the nine months ended September 30, 2004 from 36% for the nine months ended September 30, 2003.  The increase as a percentage of license fees and services revenues was due to a decrease in revenue which exceeded the decrease in costs during the nine months ended September 30, 2004.

                Costs of Customer Support, Excluding Depreciation

                Costs of customer support, excluding depreciation, were $2.0 million and $1.4 million for the three months ended September 30, 2004 and 2003, respectively.  The increase of $584,000, or 41%, is due to amortization of intangibles related to our acquisition of CMS in November 2003 and increased hours worked on customer support projects to support the network assurance product acquired from CMS.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, decreased to 41% for the three months ended September 30, 2004 from 45% for the three months ended September 30, 2003.  The decrease as a percentage of customer support revenue in the second quarter of 2004 compared to 2003 is due to increased revenue related to the aforementioned recognition of $2.0 million of customer support revenue related to a large LNP arrangement, partially offset by increased expenses.

                Costs of customer support, excluding depreciation, were $5.9 million and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $1.5 million, or 34%, is due to amortization of intangibles related to our acquisition of CMS in November 2003 and increased hours worked on customer support projects to support the network assurance product acquired from CMS.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, increased to 57% for the nine months ended September 30, 2004 from 44% for the nine months ended September 30, 2003.  The increase as a percentage of customer support revenue in the first three quarters of 2004 compared to 2003 is due to the aforementioned increased costs.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $942,000 and $684,000 for the three months ended September 30, 2004 and 2003, respectively. The increase of $258,000, or 38%, is due to increased employee-related costs as well as travel expenses related to our acquisition of CMS in November 2003 and increased headcount related to ramping up our sales staff for direct sales and a new focus on channel sales.  As a percentage of total revenue, sales and marketing expenses increased to 16% for the three months ended September 30, 2004 from 10% for the three months ended September 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the third quarter of 2004 compared to 2003.

Sales and marketing expenses were $2.8 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase of $671,000, or 32%, is primarily due to increased employee-related costs and travel expenses related to our acquisition of CMS in November 2003 and ramping up our sales staff.  As a percentage of total revenue, sales and marketing expenses increased to 16% for the nine months ended September 30, 2004 from 10% for the nine months ended September 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the first three quarters of 2004 compared to 2003.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments; facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $1.1 million and $891,000 for the three months ended September 30, 2004 and 2003, respectively.  The increase of $209,000 is primarily due to increased professional fees related to Sarbanes-Oxley compliance and business development activity, offset by decreased bonus expense.  As a percentage of total revenue, general and administrative expenses increased to 19% for the three months ended September 30, 2004 from 12% for the three months ended September 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the third quarter of 2004 compared to 2003.

General and administrative expenses were $3.0 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $227,000, or 8%, is primarily due to increased professional fees related to Sarbanes-Oxley compliance and business development activity, offset by decreased bonus expense.  As a percentage of total revenue, general and administrative expenses increased to 18% for the nine months ended September 30, 2004 from 12% for the nine months ended September 30, 2003.  The increase as a percentage of revenue is due to the aforementioned increase in expenses and decreased revenue in the first three quarters of 2004 compared to 2003.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $152,000 and $568,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease of $416,000, or 73%, is due to decreased hours spent on development of our ServiceXpress toolkit, as the project was completed during the period.  As a percentage of revenue, product development expenses decreased to 3% for the three months ended September 30, 2004 from 8% for the three months ended September 30, 2003.  The decrease as a percentage of revenue is due to the decreased hours worked in the third quarter of 2004 compared to 2003.

Product development expenses were $884,000 and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $340,000, or 28%, is due to decreased hours spent on development of our ServiceXpress toolkit as the project was completed during the period, offset by training and recruiting costs related to our newly formed Bangalore, India subsidiary.  As a percentage of revenue, product development expenses remained at 5% for the nine months ended September 30, 2004 and 2003.  The constant as a percentage of revenue is due to the decreased product development costs and decreased revenue in the first three quarters of 2004 compared to 2003.

Restructuring and Other Expense

                Restructuring and other expenses of $38,000 were recorded for the nine months ended September 30, 2003, in accordance with the Company’s restructuring plan, as follows:

•                  Work force reductions.  All work force reductions related to our restructuring plan were completed in 2002. During the the first half of 2003, we recorded a benefit of $93,000, related to the settlement of severance liabilities.  At September 30, 2004 there was no remaining liability related to these workforce reductions.

•                  Closure of satellite offices.  We closed all of our satellite field offices during the six months ended June 30, 2002.  Estimated costs to sublease or terminate the lease commitments of $131,000 were recorded during the first quarter of 2003; the 2003 expense is related to an adjustment of our estimate of our office closure liability due to lower than expected sublease income.  At September 30, 2004, approximately $91,000 was included in accounts payable and accrued liabilities, and approximately $21,000 was included in long-term obligations related to these office closures, which will be paid over the remaining lease terms, ranging from 1 month to 19 months.

Other Income, Net

Other income, net, was $92,000 and $41,000 for the three months ended September 30, 2004 and 2003, respectively.  The increase is due to higher interest income as a result of increased cash balances for the three months ended September 30, 2004 compared to the comparable period in 2003.

Other income, net, was $216,000 and $137,000 for the nine months ended September 30, 2004 and 2003, respectively.  The increase is due to higher interest income as a result of increased cash balances for the nine months ended September 30, 2004 compared to the comparable period in 2003.

Income Taxes

We recorded income tax expense of $20,000 and $12,000 for three and nine months ended September 30, 2004, respectively. The nine month expense is net of a benefit of $14,000 due to a refund that was collected on a prior year amended federal tax return.

Liquidity and Capital Resources

                We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2004, our principal source of liquidity was $20.7 million in cash and cash equivalents, representing 57% of total assets.  Working capital at September 30, 2004 was $15.2 million compared to $13.8 million at December 31, 2003.

                During the nine months ended September 30, 2004 our cash and cash equivalents increased to $20.7 million from $18.0 million at December 31, 2003.  This increase is primarily a result of approximately $3.4 million in cash provided by operations for the nine months ended September 30, 2004.  The cash generated from operating activities is mainly due to collections of our contract receivables.  The cash flow generated from the collection of contract receivables was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services.  Cash used by investing activities of $1.0 million was primarily due to capital expenditures for domestic internal hardware that improved performance and reliability of our product development environment, as well as computers equipment for the start up of Evolving Systems India. Cash provided by financing activities of $356,000 included proceeds related to the exercise of approximately 168,000 stock options.

                As previously mentioned, we acquired two companies, TSE and Tertio, subsequent to September 30, 2004.  In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Tertio, respectively. The TSE transaction also includes a short-term note payable of approximately $889,000 and contingent consideration of up to $3.5 million if certain revenue and gross margin results are achieved. The acquisition of Tertio also includes the issuance of seller-financed notes of approximately $16.0 million, including a short-term note of $4.0 million and a long-term note of approximately $12.0 million.  We may call a special stockholders’ meeting in early 2005 to request approval to convert the long-term note to some combination of straight debt with a lower interest rate or convertible debt with a significantly lower interest rate. The specific combination will be determined in the first quarter of 2005. If the note is converted to convertible debt it would reduce our long-term debt and related interest costs

                These two acquisitions have reduced our working capital by approximately $17.4 million.  In addition to the cash outflows listed above, we expect transaction costs related to the acquisitions to approximate $1.5 million, most of which should be paid out in the fourth quarter of 2004 and the first quarter of 2005.  As a result of these transactions, we expect to report significantly lower levels of working capital in the future than we have in the recent past.

                We believe that our current cash and cash equivalents, together with anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2004 of $20.7 million.

•                  Our cash generated by operating activities of $3.4 million for the nine months ended September 30, 2004 and $6.9 million for the year ended December 31, 2003.

•                  Our cumulative profitability over the last nine quarters and anticipated profitability for the calendar year 2004 before any charges related to acquisitions or acquisition accounting.

•                  Our backlog of approximately $6.5 million, including $1.1 million in license fees and services and $5.4 million in customer support at September 30, 2004. As of September 30, 2004, approximately $1.5 million of the backlog has not been collected.

•                  TSE and Tertio have historically been profitable companies, generating positive cash flows and our expectation they will continue to generate positive cash flows from operations.

•                  Our cash forecast for the combined company is sufficient to cover anticipated operating costs as well as debt service payments.

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

•                  Quarterly Fluctuations in Revenue as a Result of Revenue Recognition Rules. Many of our contracts are for large, complex projects where software and services are provided over a period of many months.  Recently, our customers have been requesting more customization of our software and services to their exact needs.  As a result, revenue recognition under our contracts may vary depending upon the particular software revenue recognition rule that applies.  For example, in late 2003 we entered into a contract which contained customer support, services and software releases. Because of the applicability of certain accounting rules, we were required to defer the revenue under that contract until the software was accepted by the customer; the expenses incurred, however, were expensed as they occured.  This accounting treatment has had a significant impact on our quarterly results of operations.

•                  Shifting in customer spending. While carriers are projected to spend more on systems for data services they are planning on spending less on support services for voice services. As we extend our products to address more data and next generation services it could impact results in the near term.

•                  Integration of TSE and Tertio. The integration of TSE and Tertio may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of the acquisitions. The risks we may encounter in these transactions include:

•                  we may have difficulty assimilating the operations and personnel of TSE or Tertio;

•                  we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•                  customers of TSE or Tertio may decide not to renew their contracts with the combined entity and other ongoing business may be disrupted by transition and integration issues;

•                  the financial and strategic goals for the acquired and combined businesses may not be achieved;

•                  due diligence processes may have failed to identify significant issues with product quality, intellectual property ownership, product architecture, legal and financial contingencies, and product development, or other unidentified issues;

•                  significant exit charges may be sustained if products acquired in business combinations are unsuccessful;

•                  integration requires considerable time and commitment of management, which can distract management from day-to   day operations and result in additional costs which reduce profits;

•                  certain management and other employees of TSE and Tertio may be critical to the success of the company, and we do not know if we will be successful in retaining these individuals in the combined companies;

•                  we may incur impairment charges in the future related to our goodwill and intangible assets if we do not achieve our expected cash flows or growth rates; and

•                  the price of our stock may go down as stockholders receiving stock in connection with the purchase of Tertio, elect to sell their shares, or the marketplace does not favorably view the transaction;

•                  Risks related specifically to Tertio.

•                  Risk of Doing Business Internationally.  Historically sales of our products have been limited to customers in the United States. Our only international experience has been with our Indian offshore development subsidiary. The acquisition of Terito will result in the addition of significant sales and operations outside the United States. If we are unable to manage our sales and operations on a global basis, our financial condition or results of operations could be materially adversely affected.

•                  Background.  In consideration for our acquisition of Tertio, we made a cash payment of $11.0 million, issued 966,666 shares of newly issued Series B Convertible Preferred Stock, issued a short term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued long term secured notes with an aggregate principal amount of approximately $12.0 million bearing interest at 11% per annum.  Subject to stockholder approval, the long term secured notes may be exchanged for notes convertible into shares of our common stock which would bear interest at the applicable federal rate — currently about 4.6%.

•                  Dilution. Each share of Series B Convertible Preferred Stock is convertible into three shares of our common stock which could result in the issuance of up to 2,900,000 shares of our common stock.  Under certain circumstances [including stockholder approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock and approval permitting holders to exchange long term notes into convertible notes] all but 1000 shares of the Series B Preferred Stock are mandatorily convertible into our common stock.  If either the Series B Convertible Preferred Stock or the convertible notes are converted into shares of common stock, there will be a significant dilutive effect on the ownership interests and voting rights of our existing stockholders.

•                  Influence of Convertible Preferred Stockholders. If the Series B Convertible Preferred Stock and the convertible notes are exchanged for shares of common stock, then the holder and their affiliates would hold in excess of twenty percent (and possibly up to thirty-three percent) of the outstanding shares of our common stock.  Such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management of the Company.  In addition, there are no restrictions, in the form of a standstill agreement or otherwise, on the ability of the holders of the Convertible Preferred Stock or their affiliates to purchase additional securities of the Company and thereby further increase their ownership interests.

•                  Indebtedness.  The indebtedness incurred with respect to the short and the long term secured notes is material in relation to our current level of indebtedness, our ability to service the debt from our operating cash flow and our ability to repay the debt in full at maturity.  If we do not obtain stockholder approval to permit holders to exchange some or all of the long term notes into convertible notes, we will be required to service the full amount of the long term debt and related interest payments.  No assurance can be given that sufficient funds will be available to meet our operating needs, or to pay the interests on the short and the long term secured notes.  The notes are secured by a general lien on all of our assets.  If we are unable to pay the notes as they become due, the holders thereof could foreclose on all of our assets.

•                  Preferential Rights of the Series B Convertible Preferred Stock.  The holder of the Series B Convertible Preferred Stock will have preferential rights with respect to distributions upon a liquidation of the Company, including certain business combinations.  Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Convertible Preferred Stock have been paid their liquidation preference.  As a result, it is possible that, on liquidation, all amounts available for the holders of equity of the Company would be paid to the holders of the Series B Convertible Preferred Stock, and that the holders of common stock would not receive any payment.  Additionally, in connection with the Tertio acquisition we are obligated to file and keep effective a registration statement providing for the resale of the shares or our common stock issuable upon the conversion of the Series B Convertible Preferred Stock.  If the Securities and Exchange Commission refuses to declare the registration statement effective or we fail to keep the registration statement effective, the holders of the Series B Convertible Preferred Stock will have the right to cause us repurchase the shares of the Series B Convertible Preferred Stock for $3.89 per share (on an as converted basis), or approximately $11.3 million. If we are required to make this payment, it would have a significant impact on our liquidity.

•                  NASDAQ Requirements. NASDAQ Rule 4350(i)(1)(C) requires that a company whose stock is traded on NASDAQ obtain stockholder approval in connection with the acquisition of another company involving the issuance or potential issuance of common stock equal to 20% or more of its common stock.  The issuance of the Series B Convertible Preferred Stock alone, does not exceed this 20% threshold.  However, because the issuance of the shares of common stock upon conversion of the Series B Convertible Preferred Stock and the convertible notes would, collectively, result in us issuing in excess of 20% of our outstanding shares of common stock, we are required under the NASDAQ rules to seek stockholder approval for the conversion of the long term notes into convertible notes.  No assurances can be given that our stockholder will approve such conversion.  If our stockholders do not approve such conversion, the long term notes will remain outstanding until December 31, 2007 (unless earlier repaid) and our ability to continue to service such debt could adversely effect our financial condition

•                  Risks Associated with Offshore Development.  During 2004, we transitioned work that had been performed by our Indian subcontractor to our newly formed Indian subsidiary.  Any failure by us to adequately manage our offshore development process could negatively impact our ability to satisfy our customer contracts.

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

•                  budgeting cycles of our customers;

•                  changes in the renewal rates of support agreements;

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

                Foreign Exchange Risk

Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be adversely impacted by changes in these or other factors.

Interest Rate Risk

In the ordinary course of business we are exposed to the risk of changes in interest rates.  Our cash balances are subject to interest rate fluctuations and as such, interest income amounts may fluctuate from current levels.

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

                    (a) Evaluation of disclosure controls and procedures. As of September 30, 2004, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

                                Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                Exhibit 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

On July 15, 2004, we filed a Current Report on Form 8-K that the Audit Committee and the Board of Directors of Evolving Systems, Inc. (the “Company”) approved the decision to change the Company’s independent registered public accounting firm.  The Company’s Board of Directors, upon the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) and appointed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the current fiscal year ending December 31, 2004.

On July 29, 2004, we furnished a Current Report on Form 8-K announcing financial results for the second quarter of 2004.

                                                                        On August 31, 2004, we furnished a Current Report on Form 8-K that George A. Hallenbeck, Chairman of the Board and Chief Technology Officer of the Company entered into an agreement to sell up to 490,000 common shares of the Company owned by Mr. Hallenbeck. Under the Plan, Mr. Hallenbeck may sell up to 10,000 shares on pre-determined days, with a maximum of 20,000 shares every other week, and a minimum sales price of $5.00 per share, over a period commencing October 4, 2004 and ending September 20, 2005.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)