Form 10-K
period 2004-12-31
EVOLVING SYSTEMS INC
filed 2005-03-31
CIK 1052054

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1010843 (IRS Employer Identification Number)
9777 Mount Pyramid Court, Suite 100 Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
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

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was approximately $71.6 million as of June 30, 2004.

        The number of shares of Common Stock outstanding was 16,024,102 as of March 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 year.

EVOLVING SYSTEMS, INC.
Annual Report on Form 10-K
December 31, 2004
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

PART I

Item 1. Business Overview

Introduction

        Evolving Systems, Inc. ("we", "our", "us") is a provider of mission critical software products and services to communications carriers. We maintain long-standing relationships with many of the largest wireline, wireless and cable communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems ("OSS") and Network Support Systems ("NSS"). Included among our more than 50 customers are four of the largest wireline carriers in North America and three of the world's 10 largest wireless carriers. We offer software products and solutions in three core areas—numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; mediation solutions supporting data collection for both service assurance and billing applications; and a service activation solution that is used to activate complex bundles of voice, video and data services. Historically, our products have been used to support traditional telephony capabilities; however, during the year, a large communications carrier began using our products to support its Voice over Internet Protocol ("VoIP") offerings.

        The core Evolving Systems portfolio that included ordering and provisioning solutions for Local Number Portability ("LNP"), as well as a number inventory and assignment platform, has recently been expanded, as a result of three acquisitions the company made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. ("CMS") in November 2003 we acquired a network mediation and service assurance solution to add to our product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC ("TSE") on October 15, 2004 we added LNP and Wireless Number Portability ("WNP") number ordering and provisioning testing products which provide new OSS system integration capabilities. Most recently, on November 2, 2004, we acquired Tertio Telecoms Ltd. ("Tertio"), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America. Tertio's activation solution Provident™, and mediation solution Evident™, strengthen our overall product portfolio. Our significantly expanded product and service capabilities now enable us to address a larger portion of our customer's application needs. As a result, we have become a company with global reach and a customer base that includes many of the world's leading communications carriers. We are positioned as a provider of OSS, NSS and comprehensive systems integration capabilities. These complementary competencies enable us to address and implement solutions across much of a customer's back office.

Company Background

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 ("the Telecom Act"), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio, of which we are best known for, our LNP and service activation solutions.

        Historically, we have helped our customers integrate our products into their existing business process and OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy. The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customers' back office to meet the specific requirements of each customer. This customer specific effort is complementary to product development investments driven by more traditional marketing efforts. Solutions which include our products as well as product extensions and integration, are typically licensed to our customers and supported by us. In 2004, our sales reach was expanded to include both direct and indirect sales. New partnerships with network equipment providers and system integrators to extend our reach to new geographical regions as well as helping us further penetrate our existing territories were achieved during the year. We have also created packaged products with our channel partners, where we provide the underlying product and our partner provides some or most of the integration services.

Recent Developments

  Acquisition of Telecom Software Enterprises, LLC

        In October 2004, we acquired TSE. TSE's VeriPort™ and Verify™ products are sold to United States of America ("U.S.") wireline and wireless carriers, and provide for simulation of the nation's centralized Number Portability Administration Center ("NPAC") and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems. TSE has installed its products at several of the leading wireless and wireline carriers in North America. By acquiring TSE, we have expanded our customer base and extended the set of solutions we offer our numbering solutions customers.

  Acquisition of Tertio Telecoms Ltd.

        In November 2004, we acquired Tertio, our third acquisition in a twelve month period. By acquiring Tertio we became a global company with a customer base that includes many of the world's largest communication carriers. Tertio's activation and mediation solutions, Provident and Evident, fit well with elements of our product portfolio, enabling us to provide activation solutions and strengthening our current mediation and service assurance offerings.

        In 2005, we changed Tertio's name to Evolving Systems Limited. We also renamed the Provident activation solution to "Tertio", to build on the strong recognition of the Tertio brand in the service activation market. The name changes have not been reflected in this filing.

  Expansion of Offshore Development Subsidiary

        In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems ("Evolving Systems India"). For several years, offshore development, through a subcontractor, had been a key aspect of our low-cost, accelerated-deployment strategy. With the formation of Evolving Systems India we now have more control and flexibility and lower costs than with our previous outsourced development, which used an offshore third party contractor. As of December 31, 2004, we had approximately 46 employees in our Indian office with plans for further expansion as demand dictates.

  LsmsXpress Product Launch

        In January 2005, we announced the launch of LsmsXpress™—a product targeted for carriers looking to reduce the total cost of ownership for their number portability routing requirements. The

LsmsXpress solution is a full function, small footprint Local Service Management System ("LSMS") that provides the interface between the NPAC and the network elements that route calls. It is designed to meet the needs of carriers who want to manage core LNP functions in-house rather than using a service bureau.

        A vendor independent solution, LsmsXpress is designed to enable carriers to implement the LNP provisioning process cost-effectively and efficiently. We also offer a suite of services for carriers looking to transition from the service bureau environment to an in-house LSMS solution. This product is the result of integrating product assets gained from our acquisition of TSE with our experience in delivering number portability solutions. The first deployment of LsmsXpress occurred in December 2004.

Industry Background

        Historically, telecommunications carriers have operated in a highly regulated environment. Deregulation in many countries around the globe has increased the number of telecommunications carriers and consequently stimulated competition. This increase in competition coupled with the emergence of new telecommunications technologies, such as fiber optics, packet-data networks, digital and wireless telephony as well as Internet-based services has created an industry that is in the midst of significant change. Traditional wireline customers are migrating with an increasing frequency to wireless and broadband services requiring network operators to make large capital expenditures in the areas of broadband and wireless infrastructure. In response to these market changes, we have broadened our product portfolio through internal product development activities, customer-funded initiatives and the acquisition of key new products and technologies.

        The U.S. long distance market was opened to competition in the early 1970s. More recently, the Telecom Act provided for competition in local telephone service, allowing long distance, wireless and other carriers to enter local telephone markets. The Telecom Act, among other things, requires carriers to offer LNP, which allows customers to retain their local phone numbers regardless of the carrier providing local telephone service. While LNP is a key application for enabling such competition, in 2001 the North American market saw a reversal of the previous trend of new telecommunication carriers entering the market. The North American wireline and wireless landscape today is dominated by a relatively small number of large carriers. Consolidation has played some role in creating the largest wireline and wireless carriers, a trend that appears to be continuing.

Operations Support Systems ("OSS")

        OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, including but not limited to ordering, inventory, provisioning, activation, service assurance, repair and billing. Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service. Carriers use activation systems to turn on services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Repair and dispatch systems set up, track and report on service conditions or outages for the large craft force that works for a carrier. Carriers use billing systems to collate, manage and report usage information for customer billing. OSS typically operate on a 24x7 basis to support the real-time communications network that is the backbone of the carriers' service offerings.

        Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS in place at carriers often utilize incompatible hardware, operating systems, communications protocols, application software and other technologies, making interoperability among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking to allow for the proliferation of value- added services, such as call waiting, call forwarding and voice mail, broadband data and video and to comply with government or regulatory mandates that in some cases change how systems and processes are required to work. Despite these difficulties, the carriers have been unable to completely replace existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, thereby further increasing their complexity and making it more difficult for the systems to interoperate successfully.

Product Portfolio

  Numbering Solutions

        Evolving Systems' Numbering Solutions product line includes our LNP and WNP products as well as our NumeriTrack® number inventory and assignment solution.

  LNP and WNP

        Our Number Portability software solution enables carriers to comply with U.S. mandates in the Telecom Act and subsequent Federal Communications Commission ("FCC") regulations implementing LNP and WNP. For traditional wireline, wireless networks, as well as Internet Protocol ("IP") networks, this requires service providers to allow customers the ability to retain, or "port", their phone numbers when changing from one service provider to another. Our LNP software for ordering, provisioning, reporting, testing and exchanging information between carriers is widely used by wireline service providers and is involved in approximately 50 percent of all porting transactions in the United States each year. In addition, we developed the initial custom software used by all eight regional NPACs in North America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our Number Portability product features and developed other Number Portability related OSS software products for the wireline and wireless markets. Today, our WNP software is used by five wireless carriers and two service bureaus. It is estimated that approximately 30 percent of wireless customers change carriers at least once per year. Our full LNP and WNP product line comprises the following collection of products: OrderPath® order entry; NumberManager® network provisioning; LNP DataServer™ data warehousing; PortExchange™ Inter-carrier Communications Processor ("ICP") pre-porting; VeriPort NPAC testing; VeriComm™ ICP testing; ServiceLink™ automated ICP System for WNP; and Verify product suite for monitoring carriers' application communications for optimum service assurance.

  Number Inventory and Assignment

        We developed our NumeriTrack solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC's concern that the U.S. was running out of 10-digit telephone numbers, were designed to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers, specifying rules regarding the assignment and classification of those numbers, requiring regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the "pool" to be reallocated to other carriers. Our NumeriTrack solution, which has been licensed to four carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers, provides inventory management of phone numbers and other assets such as SIM cards, supports inventory assignments, and supports integration with carriers' existing back-office systems. The NumeriTrack solution contains features for the inventory of and assignment logic for numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of its Voice over Internet Protocol ("VoIP") service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solutions has far-reaching implications for integration with carriers' existing OSS environments and business processes.

  Service Activation

        Our Service Activation solution, Provident, is employed by carriers to activate new services. Provident is used by some of the world's most advanced and demanding service providers as their next-generation solution. Our Provident product provides a flexible operating environment and can be used by carriers to manage their voice, data, and content service needs for both their traditional and broadband Internet Protocol ("IP") networks. Provident is an integrated solution comprised of three components:

  •
  Provident Service Composer—a modeling tool that simplifies the creation of new services;

  •
  Provident Activation Designer—a tool that is designed to speed network feature activation; and

  •
  Provident Service Activation—the platform that provides scalability and performance, flexibility, and a graphical interface.

        Our Provident solution addresses the entire service lifecycle enabling service providers to better plan, manage and execute the introduction of new services. Provident allows carriers to introduce new network technologies and eases the burden of integration with existing devices and systems.

  Mediation

        Our mediation portfolio consists of network data mediation products and billing mediation. The network mediation products include Traffic Data Management System ("TDMS") acquired in the CMS acquisition and our next generation product Mediation Central™. Our billing mediation product, Evident, was acquired as part of the Tertio acquisition.

  Billing Mediation

        Billing mediation is the process of collecting network usage data and verifying that usage data is accurate, and is a required pre-condition for generating accurate bills for a carrier's customers. Billing mediation's importance lies in its ability to provide a systematic point of reliability and assurance between network consumption and the billing system input. Our Evident product supports convergent voice, data, and content services. Evident enables the accurate management of data, allowing reconciliation of data inputs and outputs. In addition, Evident provides support for compliance with relevant regulatory, accounting and data integrity requirements. This product also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident solution can be used by wireline, broadband and wireless carriers and provides carrier-grade support in terms of reliability, performance, and scalability.

        As carriers bring new services to market they are often accompanied by the need for a new mediation process to support those new services. Evident has been designed with the flexibility to support new service concepts and designs.

  Network Assurance and Data Collection Solutions

        A common challenge for telecommunications carriers is to create an integration layer between network element ("NE") devices and the OSS applications that provision, monitor, and control them.

Deploying new devices needed for extending service offerings into the network can therefore be difficult, time consuming, and expensive. Our mediation solutions provide a common framework for simplifying the data collection and distribution of critical network data. Our network mediation product, Mediation Central, supports a broad array of technologies that carriers typically deploy in their network. Mediation Central provides support for wireline, broadband, transport and wireless networks. Our Mediation Central product supports both centralized and distributed configurations allowing, for example, carriers to deploy a single solution for all their data collection and distribution needs.

        We also offer our TDMS solution, which is designed to automate key business processes and make valuable network data available to select employees in the enterprise, including Alarm and Fault Management, Capacity and Network Planning, Data Collection, Mediation, Performance Management, Service Activation, Service Design and Assignment, and Service Quality Analysis. TDMS is installed as the narrow band traffic collection data system in three of the nation's largest wireline carriers.

Custom Solutions and Integration

        Since our inception we have developed and supported a variety of custom solutions for the OSS environment. Based on that experience, we have developed domain knowledge that continues to help us serve our customers. As an example, we still maintain and support a complex Cellular Digital Packet Data ("CDPD") network element solution, as well as legacy provisioning systems deployed at a major wireless carrier.

Business Structure and Strategy for Growth

        We have developed a solutions business model that leverages our products and strong telecommunications domain expertise with a worldwide work force. This business model combines our U.S. presence (offices in Denver, Colorado and Columbus, Ohio) and United Kingdom presence (offices in London and Bath, England) with the lower-cost offshore development capabilities provided by our growing Indian subsidiary (with offices in Bangalore, India). We developed this model in response to the downturn in the telecommunications industry, and in 2002, we successfully completed a restructuring plan that resulted in dramatically improved financial results—revenue growth and solid profitability—for our year ended December 31, 2003.

        In March 2004, we launched Evolving Systems India in the city of Bangalore, with an initial staffing of 15 employees. This subsidiary has now grown to 46 employees. Utilization of this captive development team in India enables us to continue to offer our customers high-quality, lower-cost solutions and a more consistent round-the-clock workday.

        Beginning in late 2003 and continuing through 2004, we extended our strategy to focus on growth through a combination of organic and acquisitive activity and have worked to build one integrated company from our three recent acquisitions; CMS, TSE and Tertio.

        We have completed integration of CMS and TSE into our business model and operations. We are working to integrate Tertio into our business model and operations and plan to complete that integration by the end of 2005.

Sales and Marketing

        The primary objective of our sales and marketing efforts is to educate existing and potential customers throughout the telecommunications industry about the depth and breadth of our capabilities, experience and product portfolio. We work with those customers through discovery, concept, business case and implementation to create solutions that reduce cost, increase revenue opportunities or allow compliance with government and regulatory mandates. In addition, we conduct many of our sales activities as a result of responding to requests for proposals and competitive tenders. Our sales and marketing efforts include constant interaction with existing and target customers and prospects, participation in relevant industry bodies, a website presence, presentations at industry conferences and forums, news releases to the industry and other marketing initiatives. Our sales focus is to create solution opportunities for our product offerings. The majority of our sales efforts are conducted by direct sales teams. However, increasingly we are engaging in sales through business partners or system integrators that have been selected by our customers for larger solution implementations where our products represent only a portion of the overall solution. A key component of the value of Tertio was based on its strong business partner relationships with global systems integration firms. In addition, sales activities are also being delivered through channel partners, whose efforts are directed at different market segments than those of our direct sales force. We plan to continue the approach of working with channel partners and system integrators in 2005 and beyond—this is predicated by the success we have seen using partners at Evolving Systems and the fact that a large portion of the distribution model at Tertio relied on sales through strategic partners.

Product Development and Support

        Our product development efforts are focused on identifying specific customer business needs as well as market requirements and then developing possible solutions for those needs that leverage our existing product capabilities. Based upon the identified customer business needs, our product development efforts comprise a combination of design and development of new products or features to enhance our existing products, and design and development of new product functionality as identified in our product "roadmaps," funded as research and development. Investment plans are built for the three principal product areas which include number solutions, service activation and mediation/assurance. We make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions. We usually do not develop completely new products, major product enhancements or tools until we have at least one customer who has agreed to license what we will develop.

Competition

        The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies and certain of our customers' internal IT organizations, that have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications software and services is extremely large. Consequently, we hold only a small portion of the total market share. However, by concentrating our focus on number solutions, activation solutions and mediation and assurance solutions, we hold reasonable market share in those three areas. We differentiate ourselves from competitors through our combination of telecommunications domain knowledge, low-cost offshore development, products, services, integration capabilities and strong customer relationships.

        Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Tekelec. Our principal competitors in activation are Metasolv and Comptel. In mediation, we compete with many different companies with no single dominant competitor.

        Many of our customers have large internal development organizations, which develop software solutions and provide services similar to our products and services. As a result, our customers often choose to implement their own solutions rather than choosing solutions we offer. In addition, other integration companies such as Accenture, Bearing Point and IBM, compete with us for integration work.

        We believe that our ability to compete successfully depends on a wide range of factors. We plan to compete by offering quality low-cost solutions that are tailored specifically to the customer. Furthermore, once one of our customers has implemented one of our core software products, we are in a preferable position, in contrast to our competitors, to develop additional functionality or react to changes in our customers' business needs by offering additional products or services. Many of our customer relationships span five years or more with some extending beyond ten years. We believe these long-term relationships also give us a competitive advantage.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. patents on elements of our principal LNP OSS products, NumberManager and OrderPath, and we have both a U.S. patent on certain elements of and a pending application for patent protection on certain elements of our OmniPresenceServer™ application. In addition, we have applied for patent protection on elements of our ServiceXpress™ test harness application.

Backlog

        We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2004 and 2003, our backlog, as defined, was approximately $12.5 million and $11 million, respectively. Our backlog, as defined, at December 31, 2004 is comprised of license fees and services of $8.0 million and customer support of $4.5 million compared to license fees and services of $3.4 million and customer support of $7.6 million at December 31, 2003.

Employees

        As of December 31, 2004, we employed 240 people including 96 in the United States, 98 in the United Kingdom and 46 in Bangalore, India. Of our worldwide staff, 78% are involved in product delivery, development, support and professional services, 11% in sales and marketing, and 11% in general administration. Additionally, Tertio used the services of an offshore subcontractor who provided the equivalent of approximately 20 employees, primarily in the area of delivery of professional services. The work being performed by the offshore subcontractor will be transitioned to Evolving Systems India during 2005.

RISK FACTORS

Risks related to Tertio Acquisition

  We are subject to financial and operating risks associated with international sales and services.

        Historically sales of our products have been limited to customers in the United States. Our only international operational experience has been with our Indian offshore development subsidiary. The acquisition of Tertio resulted in the addition of significant sales and operations outside the United States, including Europe, Asia and Africa. If we are unable to manage our sales and operations on a global basis, our financial condition or results of operations could be materially adversely affected. Our international business is subject to the financial and operating risks including:

  •
  unexpected changes in, or impositions of, legislative or regulatory requirements;

  •
  difficulties in maintaining effective controls over financial reporting across geographically dispersed entities, including those related to different business practices in foreign countries;

  •
  internal control related risks of running a foreign subsidiary;

  •
  changes in demand of our products and services due to the perception that we are an "American" company in countries where the United States' foreign policy is not viewed favorably;

  •
  fluctuating exchange rates, tariffs, currency repatriation restrictions and other barriers;

  •
  difficulties in staffing and managing foreign subsidiary operations;

  •
  import or export restrictions;

  •
  greater difficulties in accounts receivable collection and longer payment cycles;

  •
  potentially adverse tax consequences and additional tax considerations such as foreign withholding taxes and payment of value added tax ("VAT");

  •
  potential hostilities and changes in diplomatic and trade relationships;

  •
  changes in a country's economic or political conditions; and

  •
  differing customer and/or technology standards requirements.

  Our stockholders will be diluted by the conversion of outstanding Series B Convertible Preferred Stock and, if approved by our stockholders, the exchange of the long-term notes into convertible notes.

        In consideration for our acquisition of Tertio, we made a cash payment of $11.0 million, issued 966,666 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"), issued a short-term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued long-term seller financed notes (the "Long-Term Notes") with an aggregate principal amount of approximately $11.9 million bearing interest initially at 11% per annum (increasing to 14% on the second anniversary). Subject to stockholder approval, the holders of the Long-Term Notes have elected to exchange these notes for convertible notes (the "Convertible Notes") convertible into shares of our common stock which would bear interest at the applicable federal rate at the time the Convertible Notes are issued, currently about 3.3%.

        Each share of Series B Preferred Stock is convertible into three shares of our common stock which could result in the issuance of up to 2,899,998 shares of our common stock. In the event that the Series B Preferred Stock and/or the Convertible Notes are converted into shares of common stock, there will be a significant dilutive effect on the ownership interests and voting rights of our existing stockholders.

        Prior to our acquisition of Tertio, only one of our stockholders beneficially owned in excess of five percent of our common stock. If the Series B Preferred Stock and the Convertible Notes are exchanged for shares of our common stock, the holder and their affiliates would hold in excess of twenty percent (but no more than thirty-three percent) of the outstanding shares of our common stock. The sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock. Additionally, such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management of Evolving Systems. In addition, there are no restrictions, in the form of a standstill agreement or otherwise, on the ability of such stockholders or their affiliates to purchase additional shares of our common stock and thereby further increase their ownership interests.

  The holders of our Series B Preferred Stock have preferential rights that may be adverse to holders of our common stock.

        The holders of the Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of Evolving Systems, including certain business combinations deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference. As a result, it is possible that, on liquidation, all amounts available for the holders of equity of Evolving Systems would be paid to the holders of the Series B Preferred Stock, and that the holders of common stock would not receive any payment. Additionally, in connection with the Tertio acquisition we are obligated to file and keep effective a registration statement providing for the resale of the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and the Convertible Notes. If the Securities and Exchange Commission refuses to declare the registration statement effective or we fail to keep the registration statement effective, the holders of the Series B Preferred Stock will have the right to cause us to repurchase for cash the shares of the Series B Preferred Stock for $3.89 per share (on an as converted basis), or approximately $11.3 million. If we are required to make this payment, it would have a significant adverse impact on our liquidity and could cause us to incur additional indebtedness.

        Additionally, the Series B Preferred Stock, as well as the Convertible Notes (if approved), contain certain weighted average price based anti-dilution protections that, as long as those securities remain outstanding, would be triggered if we issued shares of our common stock (subject to certain adjustments and standard exclusions relating to Company options) below $3.89 per share. In the event that we issued shares below this threshold, the holders of our common stock would be diluted to an unknown degree. Furthermore, the mere existence of such anti-dilution protections could make it difficult for us to issue any common stock below $3.89 per share, if at all. In the event the anti-dilution adjustments of the Series B Preferred Stock are triggered, such adjustments would result in a deemed dividend to the Series B Preferred Stock holders that would reduce income available to common stockholders. The charge would be equal to the number of additional shares issuable as a result of the anti-dilution calculation, multiplied by the fair value of the common stock on the date of the issuance of the Series B Preferred Stock, or $4.64. The deemed dividend charge could negatively affect the price of our common stock.

  The indebtedness incurred in connection with the Tertio acquisition may limit our ability to grow and could adversely affect our financial condition.

        The indebtedness incurred with respect to the short- and long-term secured notes and, possibly, the redemption of the Series B Preferred Stock, is material in relation to our current level of indebtedness, our ability to service the debt from our operating cash flow and our ability to repay the debt in full at maturity. If we do not obtain stockholder approval to permit holders to exchange the

Long-Term Notes into Convertible Notes, and such notes are not converted into common stock, we will be required to service the full amount of the long-term debt and related interest payments. Additionally, if we do not receive such stockholder approval, the Series B Preferred Stock will not automatically be converted into common stock and will remain outstanding in accordance with its terms. No assurance can be given that sufficient funds will be available to meet our operating needs, to pay the interest due on the short and the long-term secured notes or, if required, to redeem the Series B Preferred Stock. The notes are secured by a general lien on all of our assets. If we are unable to pay the notes as they become due, the holders of the notes could foreclose on all of our assets. The increased level of our indebtedness, among other things, could:

  •
  make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  limit our flexibility in planning for, or reacting to changes in, our business; and

  •
  make us more vulnerable in the event of a downturn in our business.

        If we incur new indebtedness in the future, the related risks that we now face could intensify. Whether we are able to make required payments on our outstanding indebtedness and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

        Nasdaq Rule 4350(i)(1)(C) requires that a company whose stock is traded on Nasdaq obtain stockholder approval in connection with the acquisition of another company involving the issuance or potential issuance of common stock equal to twenty percent or more of its common stock. The issuance of the Series B Preferred Stock alone, does not exceed this twenty percent threshold. However, because the issuance of the shares of common stock upon conversion of the Series B Preferred Stock and the Convertible Notes would, collectively, result in us issuing in excess of twenty percent of our outstanding shares of common stock, we are required under the Nasdaq rules to seek stockholder approval for the exchange of the Long-Term Notes into Convertible Notes. No assurances can be given that our stockholders will approve the matters required for such conversion or that we will be able to obtain a sufficient quorum to vote on all such matters. If our stockholders do not approve such exchange or do not approve the amendment of our Articles of Incorporation to increase our authorized shares of common stock, needed to provide shares into which the Convertible Notes may be converted, the Long-Term Notes will remain outstanding until December 31, 2007 (unless earlier repaid), will require debt repayments during 2006 and 2007, and our ability to continue to service such debt could adversely affect our financial condition.

  The terms and conditions of the Series B Preferred Stock and the indebtedness incurred in connection with the Tertio acquisition may have an adverse impact on our results of operations and financial performance.

        There is a potential that the Company will incur additional charges in the future related to various provisions of the financial instruments issued in connection with the acquisition of Tertio. Subject to stockholder approval and election by the note holders, the Long-Term Notes initially bearing interest at 11% per annum could be exchanged for a combination (based on the allocation election of the note holders) of convertible notes bearing interest at the applicable federal rate at the time the convertible notes are issued (currently about 3.3%), and fixed rate, non-convertible notes bearing interest initially at 9% per annum. The holders of the Long-Term Notes have elected to exchange the full principal of those notes, and accrued interest, for Convertible Notes. Such exchange is dependent upon the approval by the Company's stockholders to increase the number of authorized shares and to approve such exchange. When and if such exchange occurs, the extinguishment of the Long-Term Notes and the issuance of the Convertible Notes will be recorded at their fair value, which could result in a charge reducing our income which in turn could negatively affect our stock price. Fair value assessments are dependent upon market factors in existence at the time of measurement.

        In addition to the aforementioned charges related to remeasuring the Long-Term Notes exchange at fair value, if the conversion rate on the Convertible Notes is less than the fair value of the stock into which the notes are convertible, on the date of issuance, the Company will be required to record as additional interest expense a beneficial conversion feature that will negatively affect interest expense in the period in which the Convertible Notes are issued.

        The inability to register shares of our common stock underlying the Series B Preferred Stock and/or an inability to keep such registration effective, as described above, could result in the Series B Preferred Stock becoming mandatorily redeemable. Currently, the Series B Preferred Stock is classified as non-permanent equity since the events that would require its redemption have not occurred. If we are unable to obtain and/or maintain the effectiveness of the related registration statement, the Series B Preferred Stock will become mandatorily redeemable at the option of the holders and the instrument will be reclassified as a liability. Upon reclassification, the Series B Preferred Stock will be remeasured at its then current fair value and the difference between its fair value and redemption price will be charged to additional paid-in capital. Such charge to equity may negatively impact the price of our common stock. Subsequent changes to the fair value of this instrument would be recognized in earnings, as a charge or income, and such amounts could be significant and unpredictable.

  Certain provisions of the notes payable issued in conjunction with the Tertio acquisition call for the acceleration of payments if certain covenants are breached or cash flow thresholds are achieved.

        The notes issued in conjunction with the Tertio acquisition contain certain affirmative and negative covenants that, if breached, could result in the acceleration of such notes becoming immediately due and payable. The covenants include the Company's agreement to do the following:

  •
  Convene a stockholders' meeting on or before May 16, 2005 to approve (a) the exchange of the Long-Term Notes for Convertible Notes and (b) an amendment to our Certificate of Incorporation increasing the authorized common stock;

  •
  comply with applicable laws and licensing requirements;

  •
  file and pay all applicable taxes as they become due; and

  •
  operate in the ordinary course of business.

The covenants also include the Company's agreement not to do any of the following (except as specifically authorized in such notes):

  •
  liquidate, dissolve or wind-up operations;

  •
  pay any dividends or make prepayments on any indebtedness;

  •
  acquire any other businesses or entities or make investments in third parties;

  •
  sell or transfer a substantial portion of the Company's assets;

  •
  incur additional indebtedness or permit any liens on the Company's assets;

  •
  make capital expenditures beyond established thresholds; or

  •
  take certain other operational actions.

        The covenants may limit the Company's flexibility in planning for, or reacting to changes in, its business. Failure to comply with such covenants, if not waived, could result in the acceleration of the notes. If the Company is required to pay the notes on an accelerated basis, it would have a significant adverse impact on the Company's liquidity and financial condition and could cause us to incur additional indebtedness.

        Additionally, the notes issued in conjunction with the Tertio acquisition require us to offer the note holders a prepayment on such notes in the amount that our closing cash balance exceeds $7.0 million at the end of any fiscal quarter beginning with the quarter ended March 31, 2005. Such a requirement will restrict our liquidity and cash management flexibility. Until the notes are repaid, our ability to engage in transactions or to enter into agreements requiring significant cash investments may be adversely affected.

Risks Related to Our Business

  Fluctuations in Quarterly Results of Operations

        Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly and annual fluctuations may result from a number of factors, including:

  •
  the size of new contracts and when the related revenue is recognized;

  •
  our rate of progress under our contracts;

  •
  acquisition and integration costs;

  •
  the timing of customer and market acceptance of our products and service offerings;

  •
  our ability to effectively manage offshore software development in India;

  •
  actual or anticipated changes in government laws and regulations related to the telecommunications market;

  •
  judicial or administrative actions about these laws or regulations;

  •
  the nature and pace of enforcement of the Telecom Act as well as other similar foreign statutes, regulations and acts;

  •
  product lifecycles;

  •
  the mix of products and services sold;

  •
  changes in demand for our products and services;

  •
  the timing of third-party contractors' delivery of software and hardware;

  •
  budgeting cycles of our customers;

  •
  changes in the terms and rates related to the renewal of support agreements;

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

  •
  changes in our strategy;

  •
  the extent of industry consolidation;

  •
  foreign exchange fluctuations; and

  •
  general economic conditions.

        Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast as the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in future reporting periods if our operating results fall below the expectations of public market analysts or investors, it is possible that the market price of our common stock could go down.

  Regulatory Uncertainties

        The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring Regional Bell Operating Companies ("RBOCs") to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Telecom Act with respect to wireless carriers until November 2003, these delays had an impact on our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon Wireless petitioned the FCC requesting forbearance from this requirement, we saw our wireless customers delay making decisions to purchase WNP products. WNP went into effect in November 2003. However, any invalidation, repeal or modification in the requirements imposed by the Telecom Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows. Additionally, with our acquisition of Tertio, we are now subject to numerous regulatory requirements of foreign jurisdictions. Any compliance failures or changes in such regulations could also materially harm our business, financial condition, results of operations and cash flows.

  Reliance on Significant Customers

        In the past, and currently, we earn a significant portion of our revenue from a small number of customers in the telecommunications industry. We expect this to be mitigated somewhat by the expansion of our customer base through our recent acquisitions. However, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could be materially harmful to our business, financial condition, results of operations and cash flows.

        During 2004, we recognized approximately 61% of our total revenue from four significant customers, who each were responsible for more than 10% of our total revenue. In 2003 and 2002 approximately 61% and 66% of our revenue came from three significant customers. It is likely that we will continue to depend on large contracts with a small number of major customers. This can cause our revenue and earnings to fluctuate between reporting periods based on the timing of contracts and when our customers install our products. None of our major customers have any obligation to purchase additional products or services beyond annual support contracts that they may or may not renew each year. As a result, our failure to maintain relationships with our existing customers or to develop relationships with significant new customers could materially harm our business, financial condition, results of operations and cash flows.

  Integration of Tertio, TSE or Future Acquisitions

        The integration of Tertio and TSE or future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition. The risks we may encounter in such transactions include:

  •
  we may have difficulty assimilating the operations and personnel of the acquired company;

  •
  we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

  •
  we may incur unanticipated liabilities that are not covered by our indemnification rights under the applicable acquisition agreements;

  •
  we may have difficulty in maintaining controls, procedures and policies during the transition and integration, as well as successfully completing in 2005 management's assessment of its internal controls over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act and our independent registered public accounting firm's examination thereon as required by Section 404(b) of the Sarbanes-Oxley Act;

  •
  customers of the acquired company may decide not to renew their contracts with the combined entity and other ongoing business may be disrupted by transition and integration issues;

  •
  we may not be successful in cross-selling products between Evolving Systems' and the acquired companies' customer bases;

  •
  the financial and strategic goals for the acquired and combined businesses may not be achieved;

  •
  due diligence processes may have failed to identify significant issues with product quality, intellectual property ownership, product architecture, legal and financial contingencies, and product development;

  •
  significant impairment charges may be recorded if intangible assets, including goodwill, acquired in business combinations are determined to be unrecoverable or impaired;

  •
  acquisitions and their subsequent integration require considerable time and commitment of management, which can distract management from day-to-day operations and result in additional costs which reduce profits;

  •
  we do not know if we have or will be able to identify and purchase assets and/or companies that will complement our business;

  •
  our stockholders may experience additional dilution of their interests in Evolving Systems as a result of the issuance of convertible preferred stock, other convertible instruments and/or common stock in connection with our acquisitions;

  •
  certain management and other employees of Tertio and TSE, or future acquisitions, may be critical to the success of the acquired company, and we do not know if we will be successful in retaining these individuals in the combined companies; and

  •
  the price of our stock may go down as stockholders who received stock in the CMS transaction, and those receiving stock in connection with the Tertio transaction, or any future transaction, elect to sell their shares, or the marketplace does not favorably view the transaction.

        Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance.

  Lengthy Implementation Process; Customer Acceptance of Our Solutions, Risk of Software Defects

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

        The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could have a material harmful effect on our business, financial condition, results of operations and cash flows.

  Lengthy Sales Cycle

        Large telecommunications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months, making it difficult for us to forecast the timing and magnitude of sales contracts. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter and year to year.

  Consolidations and Budget Cutbacks in the Industry

        The telecommunications industry has recently experienced significant reorganization and consolidation. This may continue. Mergers and acquisitions of large telecommunications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, due to a major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), many of the companies in the telecommunications industry reduced their capital expenditures in response to changes in the telecommunications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

  Fixed-Price Contracts

        Currently, a large portion of our revenue is from contracts that are on a fixed-price basis. We anticipate that customers will continue to request we provide software and integration services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, we have experienced budget overruns, resulting in lower than anticipated margins. We can give no assurance we will not incur similar budget overruns in the future, including overruns that result in losses on these contracts. If we incur budget overruns, our margins and results of operations may be materially harmed.

  Rapid Technological Change; Risks Associated with New Versions and New Products

        The market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur. There can be no assurance we will successfully identify new product opportunities or will achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, our business, financial condition, results of operations may be materially harmed.

  Mature Market for Number Portability Products

        The market for our number portability products is mature in the U.S and we may not be able to successfully identify new product opportunities in the U.S. or abroad or achieve market acceptance of new products brought to the market. Although wireless number portability was only recently mandated in the U.S., many of the wireless carriers selected solutions from our competitors and it is unclear how many new opportunities there will be with these carriers. If we are unable to identify new product opportunities in the U.S. or abroad, our business, financial condition, results of operations or cash flows could be materially harmed.

  Risks Associated with Managing Expenses

        We have taken steps to reduce our expenses, such as reductions in staff, closing of our satellite facilities, reductions in employee benefits and general cost control measures. If, as a result of such cost reductions, we have not adequately responded to balance expenses against revenue, or if our fixed costs cannot be reduced enough, our financial condition could be materially harmed. Likewise, cutbacks in staff may have an impact on our ability to generate future revenue.

  Risks Associated with Offshore Development

        In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, to transfer the services provided by our Indian subcontractor, Infosys, to Evolving Systems India. If Evolving Systems India fails to provide quality software in a timely fashion, this could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

  Competition

        Our primary markets are intensely competitive and are subject to rapid technological changes, evolving industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Tekelec. Our principal competitors in activation are Metasolv and Comptel. In mediation, we compete with many different companies with no single competitor. There also can be no assurance that customers will not offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from Application Service Providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

  •
  regulatory changes; and

  •
  general market and economic conditions.

        Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could harm our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to compete successfully with existing or new competitors or that we will properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

  Risks Associated with Recruiting and Retaining Personnel

        Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. There can be no assurance that we will be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced difficulty in recruiting and retaining such personnel. In addition, our stock option plan terminates on December 31, 2005 and under Nasdaq rules we will be required to obtain stockholder approval to establish a new equity compensation plan. If we are unsuccessful in obtaining this approval, our ability to attract or retain employee may be harmed. Our failure to retain personnel or to hire qualified personnel on a timely basis could materially harm our business, financial condition, results of operations and cash flows.

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

  Protection of Intellectual Property

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our LNP products, NumberManager and OrderPath, and elements of our OmniPresenceServer application and have applied for patent protection on various other elements of our OmniPresenceServer application and our ServiceXpress Test Harness application. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.

  Risks of Infringement

        It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

        Certain software developed or used by Evolving Systems, as well as certain software acquired in our acquisitions of TSE or Tertio, may include or be derived from software that is made available under an open source software license.

  •
  Such open source software may be made available under a license such as the GNU General Public License ("GPL") or GNU Lesser General Public License ("LGPL") which impose certain obligations on us in the event we were to distribute derivative works based on the open source software. These obligations may require us to make source code for these derivative works available to the public or license the derivative works under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

  •
  There is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the terms addressing the extent to which a derivative work based on open source software may be subject to these licenses. We believe we have complied with our obligations under the various applicable open source licenses. However, if the owner of any open source software were to successfully establish that we had not complied with the terms of an open source license for a particular derivative work based on that open source software, we may be forced to release the source code for that derivative work to the public or cease distribution of that work.

  •
  We generally prohibit the combination of our proprietary software with open source software. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case such parties could be forced to release to the public the source code of our proprietary software.

  International Terrorism

        The continued threat of terrorism within the U.S. and throughout the world and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

  Possible Volatility of Stock Price

        The trading price of our common stock has been subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, merger and acquisition activity, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, general stock market and economic considerations and other events or factors. This may continue in the future.

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

  Reporting Requirements

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, is likely to require the commitment of significant and managerial resources. We are currently reviewing our material internal control systems, processes and procedures in compliance with the requirements of Section 404. There can be no assurance that such a review will not result in the identification of significant deficiencies or material weaknesses in our internal controls.

  We Have Never Paid Dividends

        We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, the notes issued in connection with the Tertio acquisition prohibit us from declaring dividends to our common stockholders during the term of the notes. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  Certain Anti-Takeover Provisions

        Our restated certificate of incorporation allows our board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our Board of directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain "poison pill" provisions. In connection with the Tertio acquisition, we issued 966,666 shares of Series B Preferred Stock. We have no current plans to issue additional shares of preferred stock.

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

Available Information

        You can find out more information about us at our Internet website located at www.evolving.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. Additionally, these reports are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC's website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 2. Properties

        During 2004, we leased office space at ten locations (the Vienna, Virginia lease expired during 2004). The office spaces currently being utilized are the Englewood, Colorado location, the space in Columbus, OH, which was acquired as part of the CMS acquisition, the space in London, England, Bath, England and Munich, Germany, which was acquired as part of the Tertio Telecoms LTD acquisition and the Bangalore, India space. We closed all of our other offices in 2002, with the exception of the Greenwood Village, Colorado space, which was acquired and closed in 2004 as part of the Telecom Software Enterprises acquisition. Any remaining lease obligations associated with the closed offices were accrued as restructuring and other expenses, net of estimated sublease income (see Note 5 to the Consolidated Financial Statements). We currently have sublease agreements on the California, New Jersey and Greenwood Village, Colorado locations. We also sublease a portion of our space in our Bath, England office. Our current leases are shown below:

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	36,719	5/31/07
Columbus, Ohio	15,335	10/31/07
Bath, England	10,450	9/26/05
London, England	7,765	3/24/05
Bangalore, India	7,488	3/7/07
Munich, Germany	732	4/30/05
Greenwood Village, Colorado (closed in December 2004)	6,436	11/30/05
Santa Maria, California (closed in 2002 restructuring)	6,600	4/30/06
Iselin, New Jersey (closed in 2002 restructuring)	2,951	1/31/05

Item 3. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading publicly through the NASDAQ National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the common stock. We transferred from the NASDAQ National Market to the NASDAQ SmallCap Market on August 28, 2002. The closing price of our common stock as reported on the NASDAQ SmallCap Market as of March 18, 2005 was $2.40 per share. The following table sets forth for the periods indicated the high and low closing sale quotations for the common stock as reported on the NASDAQ National and SmallCap Markets. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2004		2003
	High	Low	High	Low
First Quarter	$12.98	$6.93	$2.94	$0.91
Second Quarter	$8.33	$3.25	$4.20	$2.85
Third Quarter	$4.68	$2.72	$14.08	$3.33
Fourth Quarter	$5.35	$3.47	$18.50	$12.11

        As of March 18, 2005, there were approximately 171 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. In addition, the notes issued in connection with the Tertio acquisition prohibit us from declaring dividends to our common stockholders during the term of the notes. We currently intend to retain any future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2004, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. 2004 results include amounts related to the acquisition of Tertio from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004. 2003 results include amounts related to the acquisition of CMS from the purchase date of November 3, 2003 to December 31, 2003.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Revenue	$26,342	$27,973	$22,963	$34,055	$53,756
Operating Expenses:
Cost of revenue excluding depreciation and amortization	12,936	11,346	17,019	29,409	32,606
Sales and marketing	4,412	2,940	4,907	8,206	8,366
General and administrative	5,085	3,494	5,420	8,738	10,927
Product development(2)	1,066	2,043	1,209	3,076	370
Depreciation	1,152	1,182	1,771	2,483	3,214
Amortization(1)	1,667	130	—	—	—
Restructuring and other expense(3)	(15)	(9)	5,079	—	—

Income (loss) from operations	39	6,847	(12,442)	(17,857)	(1,727)
Other income	87	191	35	256	682
Provision for (benefit from) income taxes(4)	(298)	167	—	1,547	—

Net income (loss)	424	6,871	(12,407)	(19,148)	(1,045)
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock(5)	3,306	—	—	—	—

Net income (loss) available to common stockholders	$(2,882)	$6,871	$(12,407)	$(19,148)	$(1,045)

Basic income (loss) available to common stockholders per common share	$(0.18)	$0.48	$(0.93)	$(1.46)	$(0.08)
Diluted income (loss) available to common stockholders per common share	$(0.18)	$0.43	$(0.93)	$(1.46)	$(0.08)
Weighted average basic shares outstanding	16,307	14,205	13,295	13,075	12,673
Weighted average diluted shares outstanding	16,307	16,139	13,295	13,075	12,673
Working capital (deficit)(6)	$(3,343)	$13,836	$3,528	$13,623	$30,150
Total assets(7)	86,491	41,701	24,765	32,291	47,934
Long-term debt, net of current portion	16,616	183	141	115	—
Series B convertible redeemable preferred stock	11,281	—	—	—	—
Stockholders' equity	29,314	26,473	5,891	18,291	36,838

(1)
With the acquisition of Tertio and TSE, intangible asset amortization has become a significant expense and is now being shown separately on the statements of operations. Amortization expense for the year ended December 31, 2003 of $130,000 has been reclassified to conform to the current period's presentation.

(2)
In 2004 and 2003 we expensed $90,000 and $233,000, respectively, of in-process research and development associated with the acquisitions of Tertio and CMS.

(3)
In 2002 we incurred $5.1 million in restructuring and other expenses related to our headcount reduction; headquarters lease restructure, satellite office closures and asset impairments. See Note 6 to the Consolidated Financial Statements.

(4)
In 2001 a full valuation allowance was recorded relating to our deferred tax asset. See Note 10 to the Consolidated Financial Statements.

(5)
Based upon the various features of the Series B Preferred Stock, the fair value of this security was estimated to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature exists on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

(6)
As previously mentioned, we acquired two companies, TSE and Tertio, during the fourth quarter of 2004. In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Tertio, respectively. The TSE transaction also includes a short-term note payable of approximately $889,000. The acquisition of Tertio also includes the issuance of seller-financed notes of approximately $16.0 million, including a short-term note of $4.0 million and a long-term note of approximately $11.9 million. The purchase price related to these two acquisitions, including estimated transaction costs of $2.0 million, reduced our working capital by approximately $19.4 million.

(7)
The increase in total assets is primarily due to intangible assets and goodwill related to the purchase of TSE and Tertio.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue, our expectations associated with Evolving India, the integration of Tertio and TSE, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in the section entitled "Risk Factors."

Executive Summary

        In 2004 we focused on generating growth—in our product portfolio, global footprint and revenue base—through a combination of organic and acquisitive activity. In the process, we transitioned from a company with one principal product line in a maturing U.S. market to a company with a broad set of products and related services, an expanded customer base and worldwide operations.

        In October 2004, we acquired TSE. TSE's products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation's centralized NPAC and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems. TSE has installed its products at several of the leading wireless and wireline carriers in North America. By acquiring TSE, we have expanded our customer base and extended the set of solutions we offer our LNP customers.

        In November 2004, we acquired Tertio, our third acquisition in a twelve month period. By acquiring Tertio we became a global company with a customer base that includes many of the world's largest communication carriers. Tertio's activation and mediation solutions, Provident and Evident, fit well with elements of our product portfolio, enabling us to provide activation solutions and strengthening our current network mediation and service assurance offerings.

  Operations

        We recorded decreased revenues in license and services in 2004 due to industry consolidation, which caused certain customers to postpone purchasing decisions, and smaller overall license and services sales which is reflective of the maturity of the numbering solutions market. With the acquisitions of TSE and Tertio we have expanded our customer base, which we believe will provide opportunities for cross selling, and expanded our product portfolio, which strengthens our ability to pursue business opportunities in higher growth areas. Future challenges in growing license and services revenue include developing an effective plan that will support cross selling to our expanded customer base and increasing organic sales as we build on the new products and capabilities from our acquisitions.

        Customer support revenues increased primarily due to increased mediation support revenue on products acquired in the CMS acquisition in November 2003, and revenue generated on products acquired in the TSE and Tertio acquisitions. Customer support agreements have historically been renewed annually. Customer pressures for quarterly maintenance renewals and lower maintenance fees could affect future customer support contracts.

        Total costs of revenue and operating expenses increased by 25% or $5.2 million during 2004. The increase is due to a full year of CMS expenses versus a partial year in 2003 and partial year expenses from TSE and Tertio, partially offset by savings realized from our transition from our off-shore subcontractors to our wholly-owned subsidiary Evolving Systems India.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have identified the policies listed below as critical to our business operations and the understanding of our financial position and results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 16 of this Annual Report on Form 10-K, beginning on page F-7.

  •
  Revenue recognition

  •
  Allowance for doubtful accounts

  •
  Income taxes

  •
  Intangible assets

  •
  Business combinations

  •
  Capitalization of internal software development costs

  Revenue Recognition

        The Company derives revenue from two primary sources: license fees/services and customer support. We recognize revenue in accordance with Statement of Position, ("SOP") 97-2 "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In addition we have applied Staff Accounting Bulletin, ("SAB") No. 104, "Revenue Recognition," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

        The majority of our license fees and services revenue is generated from fixed-price contracts which provide for both licenses to our software products and services. Revenue under these arrangements, where the services are essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, "Accounting for Long-Term Construction Type Contracts." The percentage of completion for each contract is determined using input factors (hours or costs), and revenue is recognized based on the ratio of direct labor hours/costs incurred to total estimated direct labor hours/costs. Due to the fact that estimates of total direct labor hours or costs can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts and all such amounts are expected to be billed and collected during the succeeding 12 months.

        In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence ("VSOE") of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

        Services revenue provided under fixed-price contracts is generally recognized using the percentage of completion method described above. Revenue from professional services provided pursuant to time-and-materials contracts and training services are recognized as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

        Customer support and maintenance revenue is generally recognized ratably over the service contract period. When maintenance or training services are bundled with the original license fee arrangement, their fair value, based upon VSOE, is deferred and recognized during the periods such services are provided.

        We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, for arrangements accounted for under SOP 81-1, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

  Allowance for Doubtful Accounts

        We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

  Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

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

        We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

  •
  Significant under-performance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and/or

  •
  Our market capitalization relative to net book value.

        If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded, and the amount could be material.

  Business Combinations

        Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires management in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Management uses its best judgment to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm's length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized related to fulfillment of assumed contractual obligations is based on fair value estimates made by us. In addition, the acquisitions of CMS, TSE and Tertio has resulted in approximately $38 million of goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgment required. If it is determined that the fair values do not support the carrying value of the goodwill, an impairment charge will be recorded and the amount could be material.

  Capitalization of Internal Software Development Costs

        We expend amounts on research and development ("R&D"), particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgements. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software R&D costs during the years ended December 31, 2004, 2003, or 2002. In addition, we did not have any capitalized internal software R&D costs included in our December 31, 2004 and 2003 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

Results of Operations

        The following table sets forth, for the periods indicated, our Consolidated Statements of Operations reflected as a percentage of total revenue.

	Years Ended December 31,
	2004	2003	2002
REVENUE
License fees and services	42.0%	52.2%	52.9%
Customer support	58.0%	47.8%	47.1%

Total revenue	100.0%	100.0%	100.0%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation And amortization	22.3%	18.4%	24.6%
Costs of customer support, excluding depreciation and amortization	26.8%	22.2%	49.5%
Sales and marketing	16.8%	10.5%	21.4%
General and administrative	19.3%	12.5%	23.6%
Product development	4.0%	7.3%	5.3%
Depreciation	4.4%	4.2%	7.7%
Amortization	6.3%	0.4%	—%
Restructuring and other expenses	—%	—%	22.1%

Total costs of revenue and operating expenses	99.9%	75.5%	154.2%

Income (loss) from operations	0.1%	24.5%	(54.2)%
Other income, net	0.4%	0.7%	0.2%

Income (loss) before income taxes	0.5%	25.2%	(54.0)%
Provision (benefit) for income taxes	(1.1)%	0.6%	—%

Net income (loss)	1.6%	24.6%	(54.0)%
Deemed dividend for beneficial conversion feature of Series B Convertible redeemable preferred stock	12.6%	—%	—%

Net income (loss) available to common stockholders	(11.0)%	24.6%	(54.0)%

Revenue

        Revenue is comprised of license fees/services and customer support. License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, maintenance upgrades and warranty fees. Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. Prior to the first quarter of 2003, we classified license fees and those services directly related to the delivery of licensed product, along with warranty maintenance, as license fees and related services. Customer support and other services included the remaining revenue types. Beginning in the first quarter of 2003, all delivery projects are classified as license fees-services and all support projects are classified as customer support. This change has not impacted our revenue recognition policy. Accordingly, license fees/services and customer support revenues and the related costs of license fees/services and customer support for the year ended December 31, 2002 have been reclassified to conform to our current presentation. This change had no effect on our financial position, total revenue, net income (loss) or cash flows for any of the periods presented. Total revenue was $26.3, $28.0 million and

$23.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table presents our revenue by product (in thousands).

	For the Years Ended December 31,
	2004	2003	2002
Numbering solutions	$19,048	$27,603	$22,963
Mediation	4,042	370	—
Activation	3,252	—	—

	$26,342	$27,973	$22,963

  License Fees and Services

        License fees and services revenues decreased 24% to $11.1 million for the year ended December 31, 2004, from $14.6 million for the year ended December 31, 2003. The decrease in license fees and services is due to lower revenue from our numbering solutions products, partially offset by mediation and activation sales related to products acquired in the CMS and Tertio acquisitions. The decline in sales for number portability and inventory products is due to industry consolidation, which caused certain customers to postpone purchasing decisions, and smaller overall license sales which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

        License fees and services revenues increased 20% to $14.6 million for the year ended December 31, 2003, from $12.1 million for the year ended December 31, 2002. The increase in 2003 is due to our transition to a solutions business model, which increased the number of revenue generating projects, internal stabilization following the 2002 restructuring and improved customer confidence related to our improved financial condition.

  Customer Support

        Customer support revenues increased 14% to $15.3 million for the year ended December 31, 2004 from $13.4 million for the year ended December 31, 2003. The increase in 2004 is primarily due to increased mediation and activation support revenue on products acquired in the CMS and Tertio acquisitions, partially offset by reductions in certain customer support contracts.

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

Costs of Revenue, Excluding Depreciation and Amortization

        Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation and amortization, were $12.9 million, $11.3 million and $17.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Headcount reductions of 111 associated with our restructuring plan in 2002 were related to departments within costs of revenue. For the nine months ended September 30, 2004 and the year ended December 31, 2003, costs of revenue included amortization expense related to intangible assets acquired as part of our acquisition of CMS. With the acquisition of Tertio and TSE intangible asset amortization has become a significant expense and is now being shown separately on the statements of operations. Amortization expense for the nine months ended September 30, 2004 and the year ended December 31, 2003 has been reclassified to conform to the current period's presentation.

  Costs of License Fees and Services, Excluding Depreciation and Amortization

        Costs of revenue for license fees and services, excluding depreciation and amortization, increased 14% to $5.9 million for the year ended December 31, 2004 from $5.1 million for the year ended December 31, 2003. The increase in 2004 is due to a full year of CMS expenses plus expenses from TSE and Tertio, partially offset by savings realized from our transition from our off-shore subcontractors to our wholly-owned subsidiary Evolving Systems India. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 53% for the year ended December 31, 2004, from 35% for the year ended December 31, 2003. The increase as a percentage of license fees and services revenue is primarily due to the decrease in license fees and services revenue during 2004 and higher expenses resulting from our acquisitions.

        Costs of revenue for license fees and services, excluding depreciation and amortization, decreased 9% to $5.1 million for the year ended December 31, 2003 from $5.6 million for the year ended December 31, 2002. The decrease in 2003 is due to decreased employee and related expenses due to staff reductions, primarily in the first three quarters of 2002 and reduced facilities costs related to our restructuring plan. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the year ended December 31, 2003, from 46% for the year ended December 31, 2002. The decrease as a percentage of license fees and services revenue is primarily due to the 20% increase in license fees and services revenue during 2003.

  Costs of Customer Support, Excluding Depreciation and Amortization

        Costs of revenue for customer support, excluding depreciation and amortization, increased 14% to $7.1 million for the year ended December 31, 2004 from $6.2 million for the year ended December 31, 2003. The increase in 2004 is due to a full year of CMS expenses plus expenses from TSE and Tertio, partially offset by savings realized from our transition from our off-shore subcontractors to our wholly-owned subsidiary Evolving Systems India. As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, remained at 46% for the years ended December 31, 2004 and 2003. The costs as a percentage of customer support revenue remained the same because the increased revenue was offset by increased costs.

        Costs of revenue for customer support, excluding depreciation and amortization, decreased 46% to $6.2 million for the year ended December 31, 2003 from $11.4 million for the year ended December 31, 2002. The decrease in 2003 is due to decreased employee and related expenses due to staff reductions in 2002 and reduced facilities costs related to our restructuring plan. As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 46% for the year ended December 31, 2003, from 105% for the year ended December 31, 2002. The decrease as a percentage of customer support revenue is primarily due to decreased costs related to our restructuring plan and a 24% increase in customer support revenue.

Sales and Marketing

        Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses. Sales and marketing expenses were $4.4 million, $2.9 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase of 50% to $4.4 million for the year ended December 31, 2004 from $2.9 million for the year ended December 31, 2003 was due to additional costs from TSE and Tertio plus a full year of CMS expenses and the launch of global sales and marketing. As a percentage of revenue, sales and marketing expenses increased to 17% for the year ended December 31, 2004 from 11% for the year ended December 31, 2003. The increase as a percentage of revenue is due to the aforementioned additional costs during 2004.

        Sales and marketing expenses decreased 40% to $2.9 million for the year ended December 31, 2003 from $4.9 million for the year ended December 31, 2002. The decrease was due to a reduction of our sales and marketing staff throughout 2002, related to our restructuring plan as well as significant decreases in advertising and travel and entertainment costs which were partially offset by increased bonus expense. We eliminated 18 of the 24 positions in sales and marketing related to our restructuring plan in 2002. As a percentage of revenue, sales and marketing expenses decreased to 11% for the year ended December 31, 2003 from 21% for the year ended December 31, 2002. The decrease as a percentage of revenue is due to the aforementioned reduction in sales and marketing staff and related expenses in 2002 and a 22% increase in revenue during 2003.

General and Administrative

        General and administrative expenses consist principally of employee related costs and professional fees for the following departments; facilities, finance, legal, human resources, and executive management. General and administrative expenses were $5.1 million, $3.5 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase of 46% to $5.1 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003 was due to increased professional and legal expenses and costs from the acquired entities. As a percentage of revenue, general and administrative expenses increased to 19% for the year ended December 31, 2004 from 13% for the year ended December 31, 2003. The increase as a percentage of revenue is primarily due to the aforementioned increased expenses.

        General and administrative expenses decreased 36% to $3.5 million for the year ended December 31, 2003 from $5.4 million for the year ended December 31, 2002. The decrease was due to decreased salary expenses resulting from staff reductions throughout 2002, partially offset by increased bonus expense, and reduced facility costs related to our restructuring plan. We eliminated 16 of the 39 general and administrative positions as a result of the restructuring plan that took place in 2002. As a percentage of revenue, general and administrative expenses decreased to 13% for the year ended December 31, 2003 from 24% for the year ended December 31, 2002. The decrease as a percentage of revenue is due to the aforementioned headcount reductions and restructure of our headquarters lease in 2002 as well as a 22% increase in revenue in 2003.

Product Development

        Product development expenses consist primarily of employee-related costs, offshore development subcontractor expenses, costs to start up our offshore Indian facility and the write-off on in-process research and development. Product development expenses were $1.1 million, $2.0 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease of 48% to $1.1 million for the year ended December 31, 2004 from $2.0 million for the year ended December 31, 2003 was due to decreased hours spent on the development of our ServiceXpress toolkit, as the project was completed during the third quarter and our development teams focus on customer specific projects rather than general research and development efforts. Also contributing to the decrease was a write-off of in-process research and development of $90,000 in 2004 related to the acquisition of Tertio versus $233,000 in 2003 which was related to the acquisition of CMS. As a percentage of revenue, product development costs decreased to 4% for the year ended December 31, 2004 from 7% for the year ended December 31, 2003. The increase as a percentage of revenue is due to the aforementioned decreased expenses.

        Product development expenses increased 69% to $2.0 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002. The increase was due to our work on our ServiceXpress toolkit, WNP readiness and a $233,000 write-off of in-process research and development associated with our acquisition of CMS. As a percentage of revenue, product development costs increased to 7% for the year ended December 31, 2003 from 5% for the year ended

December 31, 2002. The increase as a percentage of revenue is due to the work on ServiceXpress and the in-process research and development write-off related to the CMS acquisition.

Amortization

        Amortization expense consists of amortization of identifiable intangibles from our acquisitions of CMS, TSE and Tertio. Amortization expense was $1.7 million and $130,000 for the years ended December 31, 2004 and 2003. The increase in amortization expense for the year ended December 31, 2004 is due to amortization of identifiable intangibles related to the acquisitions of TSE and Tertio and a full year of amortization from CMS intangibles.

Restructuring and Other Expense (Recovery)

        In early 2002, management implemented a restructuring plan (the "Plan") due to the downturn in the telecommunications industry, the Company's sharp decline in revenue, the FCC's delay in ruling on wireless number portability and other factors. The Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write-down of certain fixed assets, all of which were executed in 2002. At December 31, 2004 and 2003, the remaining accrual related to the closure of the satellite offices.

        Closure of satellite offices.    The Company closed all of its satellite field offices during 2002. Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures. As of December 31, 2004 and 2003 approximately $59,000 and $128,000, respectively, were included in accounts payable and accrued liabilities, and approximately $20,000 and $47,000, respectively, were included in long-term obligations, related to the closure of the satellite offices.

Other Income (Expense)

        Other income (expense) includes interest expense on our notes payable and capital leases, interest income on cash and cash equivalents, realized foreign currency transaction gains and losses and gains or losses on the disposal of assets. Other income was $87,000, $191,000 and $35,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease for the year ended December 31, 2004 compared to 2003 is due to increased interest expense on notes payable related to the acquisitions of Tertio and TSE, partially offset by increased interest income from higher cash balances and realized foreign currency transaction gains. The increase for the year ended December 31, 2003 compared to 2002 is due to increased interest income from higher cash balances and losses on disposal of certain assets that occurred in 2002.

Provision for income taxes

        We recorded an income tax benefit of $298,000 during 2004, primarily related to our UK-based operations.

        In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded. Since the amortization of these identifiable intangibles is not deductible for UK income tax purposes, a deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.

        In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company's estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin. The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a deferred tax liability of approximately $600,000 was established at the acquisition date. Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

        Our tax liability in the U.S. is substantially offset through utilization of our operating loss carryforwards.

        We recorded income tax expense of $167,000 during 2003 to record our alternative minimum tax ("AMT") liability. The expense is a result of the net operating loss carryforward for AMT purposes that may only be used to offset 90% of our alternative minimum taxable income.

        A full valuation allowance was recorded against our U.S. net deferred tax assets as of December 31, 2004 and 2003, due to uncertainties related to the ability to utilize our U.S. deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. Our assessment of this valuation allowance was made using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and, therefore, we are not assured that such benefits will be realized.

Deemed Dividend for Beneficial Conversion of Series B Preferred Stock

        Based upon the various features of the Series B Preferred Stock, fair value of this security was determined to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature exists on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

Quarterly Financial Information

        The following table sets forth certain unaudited information for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. Fourth quarter 2004 results include amounts related to the acquisition of Tertio from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004. Fourth quarter 2003 results include the acquisition of CMS from the acquisition date of November 3, 2003 to December 31, 2003.

        These consolidated unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended				Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Revenue:
License fees and services(1)	$4,662	$810	$2,383	$3,219	$2,472	$3,948	$3,181	$5,004
Customer support(2)	4,914	4,929	2,878	2,547	3,323	3,200	3,258	3,587

Total revenue	9,576	5,739	5,261	5,766	5,795	7,148	6,439	8,591

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	2,863	808	1,125	1,070	828	1,140	1,288	1,893
Costs of customer support, excluding depreciation and amortization	1,785	1,806	1,816	1,663	1,796	1,427	1,667	1,307
Sales and marketing	1,633	942	901	936	831	684	720	705
General and administrative	2,116	1,100	934	935	752	891	935	916
Product development(3)	182	152	241	491	819	568	380	276
Depreciation	341	272	265	274	264	269	319	330
Amortization(4)	1,021	214	214	218	130	—	—	—
Restructuring and other expenses	(15)	—	—	—	(47)	—	(80)	118

Total costs of revenue and operating expenses	9,926	5,294	5,496	5,587	5,373	4,979	5,229	5,545

Income (loss) from operations	(350)	445	(235)	179	422	2,169	1,210	3,046
Other income (expense), net	(129)	92	67	57	54	41	49	47

Income (loss) before income taxes	(479)	537	(168)	236	476	2,210	1,259	3,093
Provision for (benefit from) income taxes	(310)	20	—	(8)	41	126	—	—

Net income (loss)	(169)	517	(168)	244	435	2,084	1,259	3,093
Deemed dividend for beneficial conversion of Series B convertible redeemable preferred stock(5)	3,306	—	—	—	—	—	—	—

Net income (loss) available to common stockholders	$(3,475)	$517	$(168)	$244	$435	$2,084	$1,259	$3,093

Basic earnings (loss) available to common stockholders per common share	$(0.20)	$0.03	$(0.01)	$0.02	$0.03	$0.15	$0.09	$0.23

Diluted earnings (loss) available to common stockholders per common share	$(0.20)	$0.03	$(0.01)	$0.01	$0.02	$0.12	$0.08	$0.21

Weighted average basic shares outstanding	17,647	15,890	15,853	15,837	15,229	14,318	13,884	13,437
Weighted average diluted shares outstanding	17,647	16,906	15,853	17,939	17,890	16,893	15,319	14,456

(1)
For the three months ended March 31, 2003, we had $1.6 million of license fees and services revenue related to a large LNP project completed in the quarter.

(2)
During the first and second quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this custom customer maintenance arrangement, the customer purchased professional services, specified licensed software upgrades and support services. Since VSOE of the fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract was deferred until the specified licensed software upgrades were delivered and accepted by the customer and VSOE existed for the remaining undelivered elements. During the third quarter, we delivered and obtained acceptance of the specified licensed software upgrades. Since vendor specific objective evidence of fair value exists for all of the remaining undelivered elements in the arrangement, we recognized the residual amount of revenue for all delivered elements. During the third quarter we recognized approximately $2.0 million in customer support revenue and $100,000 in license and services revenue related to this arrangement. The remainder of the arrangement value will be recognized as the related services are performed through July 2005.

(3)
During the three months ended December 31, 2004 and 2003, we had product development expense of $90,000 and $233,000, respectively, for in-process research and development costs associated with our acquisitions of Tertio and CMS.

(4)
For the nine months ended September 30, 2004 and the year ended December 31, 2003, costs of revenue included amortization expense related to intangible assets acquired as part of our acquisition of CMS. With the acquisition of Tertio and TSE intangible asset amortization has become a significant expense and is now being shown separately on the statements of operations. Amortization expense for the nine months ended September 30, 2004 and the year ended December 31, 2003 has been reclassified to conform to the current period's presentation.

(5)
Based upon the various features of the Series B Preferred Stock, fair value of this security was determined to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature exists on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

	Three Months Ended				Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Revenue:
License fees and services	48.7%	14.1%	45.3%	55.8%	42.7%	55.2%	49.4%	58.2%
Customer support	51.3%	85.9%	54.7%	44.2%	57.3%	44.8%	50.6%	41.8%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	29.9%	14.1%	21.4%	18.6%	14.3%	15.9%	20.0%	22.0%
Costs of customer support, excluding depreciation and amortization	18.6%	31.5%	34.5%	28.8%	31.0%	20.0%	25.9%	15.2%
Sales and marketing	17.1%	16.4%	17.1%	16.2%	14.3%	9.6%	11.2%	8.2%
General and administrative	22.1%	19.2%	17.8%	16.2%	13.0%	12.5%	14.5%	10.7%
Product development	1.9%	2.6%	4.6%	8.5%	14.1%	7.9%	5.9%	3.2%
Depreciation	3.6%	4.7%	5.0%	4.8%	4.6%	3.8%	4.9%	3.8%
Amortization	10.7%	3.7%	4.1%	3.8%	2.2%	—%	—%	—%
Restructuring and other expenses	(0.2)%	—%	—%	—%	(0.8)%	—%	(1.2)%	1.4%

Total costs of revenue and operating expenses	103.7%	92.2%	104.5%	96.9%	92.7%	69.7%	81.2%	64.5%

Income (loss) from operations	(3.7)%	7.8%	(4.5)%	3.1%	7.3%	30.3%	18.8%	35.5%

Other income (expense), net	(1.3)%	1.6%	1.3%	1.0%	0.9%	0.6%	0.8%	0.5%

Income (loss) before income taxes	(5.0)%	9.4%	(3.2)%	4.1%	8.2%	30.9%	19.6%	36.0%
Provision for (benefit from) income taxes	(3.2)%	0.4%	—%	(0.1)%	0.7%	1.7%	—%	—%

Net income (loss)	(1.8)%	9.0%	(3.2)%	4.2%	7.5%	29.2%	19.6%	36.0%
Deemed dividend for beneficial conversion of Series B convertible redeemable preferred stock	34.5%	—%	—%	—%	—%	—%	—%	—%

Net income (loss) available to common stockholders	(36.3)%	9.0%	(3.2)%	4.2%	7.5%	29.2%	19.6%	36.0%

Liquidity and Capital Resources

        We have historically financed operations through a combination of cash flow from operations and equity transactions. At December 31, 2004, our principal source of liquidity was $11.4 million in cash and cash equivalents.

        Net cash provided by operating activities was $4.3 million in the year ended December 31, 2004 compared to $6.9 million in the year ended December 31, 2003. The main factors in the cash provided by operating activities for the year ended December 31, 2004 were a decreases in accounts receivables of $2.4 million and unbilled work-in-progress of $583,000, and depreciation and amortization of $2.8 million. Offsetting increases to cash flows from operating activities for the year ended December 31, 2004 was a decrease in unearned income of $2.1 million.

        Net cash provided by operating activities was $6.9 million in the year ended December 31, 2003 compared to cash used in operating activities of $2.5 million in the year ended December 31, 2002. The main factors in the cash provided by operating activities for the year ended December 31, 2003 were net income of $6.9 million, a decrease in accounts receivables of $3.5 million and depreciation and amortization of $1.3 million. Offsetting increases to cash flows from operating activities for the year ended December 31, 2003 were decreases in accounts payable and accrued liabilities of $1.5 million, unearned income of $3.2 million, and a decrease in unbilled work-in-process of $493,000.

        Net cash used by investing activities during the year ended December 31, 2004 was $11.7 million compared to $9,000 in the year ended December 31, 2003. During 2004, net cash spent on the acquisitions of Tertio and TSE was $10.5 million and we purchased $1.2 million in property and equipment to support operations.

        Net cash used by investing activities during the year ended December 31, 2003 was $9,000 compared to cash used by investing activities during the year ended December 31, 2002 of $180,000. During 2003, we purchased $367,000 in property and equipment to support operations. The acquisition of CMS provided a net cash inflow of $352,000.

        Financing activities provided $478,000 in cash for the year ended December 31, 2004 compared to $2.5 million in the year ended December 31, 2003. During 2004, we received proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $407,000, plus $100,000 of our restricted cash was released, which was partially offset by repayments of capital lease obligations of $29,000.

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

        Working capital (deficit) at December 31, 2004 was ($3.3) million compared to $13.8 million at December 31, 2003. As previously mentioned, we acquired two companies, TSE and Tertio, during the fourth quarter of 2004. In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Tertio, respectively. The TSE transaction also includes a short-term note payable of approximately $889,000. The acquisition of Tertio also includes the issuance of seller-financed notes of approximately $15.9 million, including a short-term note of $4.0 million and a long-term note of approximately $12.0 million. The purchase price related to these two acquisitions, including estimated transaction costs of $2.0 million, have reduced our working capital by approximately $19.4 million.

        We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

  •
  Our cash and cash equivalents balance at December 31, 2004 of $11.4 million.

  •
  Our ability to generate positive cash flows. From January 1, 2003 through September 30, 2004 we increased our cash balances by $12.1 million.

  •
  Our cumulative annual profitability over the last two years before any charges related to acquisitions or acquisition accounting including the deemed dividend.

  •
  Our backlog of approximately $12.5 million, including $4.5 million in license fees and services and $8.0 million in customer support at December 31, 2004. As of December 31, 2004, approximately $6.0 million of the backlog has not been collected.

  •
  Tertio generated positive cash flows from operations during the nine months ended September 30, 2004 and the year ended December 31, 2003 and our expectation is that it will continue to generate positive cash flows from operations.

  •
  Our cash forecast for the combined company indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

        To the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, it could have a material adverse impact on our ability to meet our intended business objectives. Management believes that we have the ability to further reduce operating expenses, if necessary, such that current working capital (exclusive of deferred revenue) and cash flows from operations will be adequate to meet our cash needs through the next twelve months.

        We entered into the Long-Term Notes payable on November 2, 2004, in conjunction with the acquisition of Tertio. From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. Interest is accrued to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable on a quarterly basis in addition to the scheduled principal payments. The Long-Term Notes may be prepaid at any time without penalty. Beginning on March 31, 2005, if our quarterly cash balances exceed $7.0 million the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on our current cash projections, no such additional payments will be required during 2005. The scheduled principal payments on the long-term seller financed notes are as follows (in thousands):

Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,090

$11,950

        In the upcoming annual stockholders' meeting we are asking stockholders to approve the exchange of the Long-Term Notes into Convertible Notes. The currently outstanding notes plus accrued interest through May 16, 2005 totaling approximately $12.7 million, upon stockholder approval, would be exchanged for notes that would be convertible into approximately 3.8 million shares of our common stock at $3.296 per share. The Convertible Notes would bear interest at the Federal Applicable Rate, which is currently approximately 3.3%. In addition, all principal and unpaid interest would be due and payable on December 31, 2007 under such convertible note. If we do not obtain stockholder approval to permit holders to exchange some or all of the Long-Term Notes into Convertible Notes, and such notes are not converted, we will be required to service the full amount of the Long-Term Notes and related interest payments. Our inability to convene the Initial Shareholders' Meeting, as defined, by May 16, 2005, constitutes an event of default under this note. We believe we will be able to convene this meeting by the appointed time.

        The Long-Term Notes subject us to certain affirmative and negative covenants, including a financial covenant indexed to our computation of EBITDA, as defined.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or Special Purpose Entities ("SPEs") or Variable Interest Entities ("VIEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPE, VIE or similar off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

        The following summarizes our significant contractual obligations as of December 31, 2004, which are comprised of a capital lease, operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made (in thousands).

	As of December 31,
	2005	2006	2007	2008	Total
Capital lease	$42	$42	$42	$35	$161
Operating leases	1,208	796	378	—	2,382
Long-term debt	5,027	7,088	8,400	—	20,516

Total commitments	$6,277	$7,926	$8,820	$35	$23,059

        Our long-term debt obligation is discussed in more detail in Note 9 to our Consolidated Financial Statements. The operating lease obligations are discussed in Note 5 to our Consolidated Financial Statements.

Impact of Inflation

        Inflation has not had a significant effect on our operations during the three years ended December 31, 2004.

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

Business Combinations

  Tertio

        On November 2, 2004, we acquired all of the outstanding shares of privately-held, United Kingdom-based Tertio. Total consideration for Tertio's net assets determined in accordance with Generally Accepted Accounting Principles ("GAAP") approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in estimated transaction-related costs. Of the total purchase price, 10% was deposited in escrow with Wells Fargo Bank, N.A. as escrow agent to secure the sellers' representations and warranties under the purchase agreement. Of the funds deposited in escrow, 80% will remain in escrow until November 2, 2005 and the remaining 20% will remain in escrow until November 2, 2007, unless sooner released to us in payment of indemnification claims. Both Evolving Systems and Tertio operate on a calendar year. The acquisition was recorded as a purchase business combination and Tertio's results of operations have been combined with Evolving Systems' from the acquisition date forward.

        Tertio's activation and mediation solutions, Provident and Evident, fit well with elements of our product portfolio, enabling us to provide activation solutions and strengthening our current network mediation and service assurance offerings. In addition, this acquisition provides us with a global reach and a customer base that includes many of the world's leading communications carriers. The purchase price for Tertio included goodwill because we concluded that increased scale may be achieved from a financial, customer and product perspective. In addition, Tertio brings a quality experienced work force.

        The purchase price has been allocated to tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values of tangible and identifiable intangible net assets was recognized as goodwill. Goodwill will not be deductible for tax purposes. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. In accordance with SFAS No. 52, "Foreign Currency Translation," these assets and liabilities will be measured in Tertio's functional currency, pounds sterling (£), and will be translated into the functional currency of Evolving Systems, U.S. Dollars, based on the exchange rates in effect at the balance sheet date. As a result, the amount recorded for intangible assets, in U.S. Dollars will vary based on the period-end exchange rate, and such change is reflected as a component of other comprehensive income. The purchase price for Tertio is preliminary, has not been finalized, and is subject to change as the preliminary items are finalized, which is expected to be completed in the second quarter of 2005, except for specific pre-acquisition contingencies. The total purchase price has been allocated as follows (in thousands):

Cash	$4,030
Contract receivables, net	4,026
Other current assets	2,281
Property and equipment, net	887
Acquired IPR&D (charged directly to expense)	90
Identifiable intangible assets	15,407
Goodwill	27,767

Total assets acquired	54,488
Current liabilities	(9,081)
Deferred tax liability	(5,250)

Total purchase price	$40,157

        The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of Tertio's products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on weighted average costs of capital for the telecom software industry. Identifiable intangible balances at December 31, 2004 include the effects of changes in foreign currency exchange rates of approximately $785,000. At December 31, 2004, identifiable intangible assets purchased in the Tertio acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Estimated Useful Life
Identifiable intangible assets:
Acquired software	$7,773	5 yrs
Customer contracts	1,859	1 yr
Trademarks and tradenames	1,196	6 yrs
Business partnerships	1,491	7 yrs
Customer relationships	3,873	7 yrs

	$16,192

        Amortization expense of intangible assets related to Tertio was $718,000 for the year ended December 31, 2004. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands, note these values may differ from actuals as the assets and amortization expense are translated from pounds sterling to U.S. dollars):

Years ending
2005	$3,990
2006	2,526
2007	2,525
2008	2,525
2009	2,253
Thereafter	1,655

$15,474

        In-process research and development ("IPR&D") of $90,000 was expensed as "Product Development" in the accompanying statements of operations for the year ended December 31, 2004 because the purchased research and development had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined using the income approach by segregating cash flow projections related to in-process projects. The stage of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology.

  TSE

        On October 15, 2004, we acquired all of the outstanding ownership interests in privately-held TSE. Total GAAP consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs. The note payable is due and payable on March 31, 2005. Of the total purchase price, $250,000 was deposited in escrow for one year with Wells Fargo Bank, N.A. as escrow agent to secure the sellers' representations and warranties under the purchase agreement. We agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. In accordance with SFAS No. 141, the contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. We recorded additional goodwill of $447,000 during the year ended December 31, 2004 related to certain specified gross margin results produced by TSE during the period from the acquisition date through December 31, 2004. The contingent consideration was paid in the first quarter of 2005. The acquisition was treated as a purchase business combination and the results of TSE's operations have been combined with Evolving Systems' from the acquisition date forward. Both Evolving Systems and TSE operate on a calendar year.

        TSE's products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation's centralized NPAC enabling a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems. TSE has installed its products at several of the leading wireless and wireline carriers in North America. By acquiring TSE, we have expanded our customer base and extended the set of solutions we offer our LNP customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on the TSE's solid reputation as a provider of LNP products, our expectations of new customers and the experienced employees acquired in the TSE acquisition.

        The purchase price has been allocated to tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recognized as goodwill. Goodwill will be deductible for tax purposes with a tax life of 15 years. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase price for TSE is preliminary, has not been finalized, and is subject to change as the preliminary items are finalized, which is expected to be completed in the second quarter of 2005. The total purchase price has been allocated as follows (in thousands):

Net tangible liabilities	$(338)
Identifiable intangible assets	1,634
Goodwill	1,595

Aggregate preliminary purchase price	$2,891

        The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of TSE's products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on weighted average costs of capital for the telecom software industry. At December 31, 2004, identifiable intangible assets purchased in the TSE acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$1,233	2-5 yrs
Customer relationships	401	1-4 yrs

	$1,634

        Amortization expense of intangible assets related to TSE was $101,000 for the year ended December 31, 2004. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands):

Years ending
2005	$463
2006	393
2007	314
2008	272
2009	91

$1,533

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of business, we are exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

        Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.

        We transact business in various foreign currencies. As we continue to expand our international business, we are subject to increasing exposure from adverse movements in foreign exchange rates. At the present time, we do not hedge our foreign currency exposure, nor do we use derivative financial instruments for speculative trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 9, 2004, the Audit Committee and the Board of Directors of Evolving Systems, Inc. approved the decision to change the Company's independent registered public accounting firm. Our Board of Directors, upon the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and appointed KPMG LLP ("KPMG") as the Company's independent registered public accounting firm for the current fiscal year ended December 31, 2004.

        The reports of PricewaterhouseCoopers on the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principle. During the two most recent fiscal years and through July 9, 2004, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to PricewaterhouseCoopers' satisfaction, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years. During the two most recent fiscal years and through July 9, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the two most recent fiscal years and through July 9, 2004, the Company did not consult with KPMG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(V) of Regulation S-K.

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

        Changes in internal control over financial reporting.    During 2004, adapted our internal control over financial reporting to accommodate the consolidation of Tertio. Absent that change, there was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the section of Evolving Systems, Inc. 2005 Proxy Statement, anticipated to be filed within 120 days of December 31, 2004, entitled "Proposal 1—Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

        Incorporated by reference to the section of the Evolving Systems, Inc. 2005 Proxy Statement, anticipated to be filed within 120 days of December 31, 2004, entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the section of the Evolving Systems, Inc. 2005 Proxy Statement, anticipated to be filed within 120 days of December 31, 2004, entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the section of the Evolving Systems, Inc. 2005 Proxy Statement, anticipated to be filed within 120 days of December 31, 2004, entitled "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

        Incorporated by reference to the section of the Evolving Systems, Inc. 2005 Proxy Statement, anticipated to be filed within 120 days of December 31, 2004, entitled "Report of the Audit Committee-Review of Fiscal Year 2004 Financial Statements."

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.
The following documents are filed as part of this Annual Report on Form 10-K.

        Consolidated Financial Statements: The following consolidated financial statements of Evolving Systems, Inc. are filed as part of this report.

2.
Financial Statement Schedule. The following financial statement schedule for each of the years ended December 31, 2004, 2003 and 2002 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto.

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
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-43973.

        The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 31st day of March, 2005.

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

Signature	Title	Date

/S/ STEPHEN K. GARTSIDE, JR. Stephen K. Gartside, Jr.	President and Chief Executive Officer	March 31, 2005
/S/ BRIAN R. ERVINE Brian R. Ervine	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
/S/ GEORGE A. HALLENBECK George A. Hallenbeck	Chairman of the Board of Directors	March 31, 2005
/S/ DAVID J. NICOL David J. Nicol	Director	March 31, 2005
/S/ BRENDAN F. REIDY Brendan Reidy	Director	March 31, 2005
/S/ PETER J. SKINNER Peter Skinner	Director	March 31, 2005
/S/ STEVE B. WARNECKE Steve B. Warnecke	Director	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Evolving Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Evolving Systems, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of Evolving Systems, Inc. and its subsidiary as of December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule for each of the two years in the period ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 22, 2004

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,386	$17,999
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $44 and $65 at December 31, 2004 and 2003, respectively	11,296	9,292
Unbilled work-in-progress	1,323	622
Prepaid and other current assets	1,832	868

Total current assets	25,937	28,881
Property and equipment, net	2,563	1,579
Intangible assets, net	19,993	3,845
Goodwill	37,698	6,996
Long-term restricted cash	300	400

Total assets	$86,491	$41,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$31	$29
Notes payable	4,880	—
Accounts payable and accrued liabilities	8,357	3,044
Payable to Tertio sellers	2,664	—
Deferred foreign income taxes	265	—
Unearned revenue	13,083	11,972

Total current liabilities	29,280	15,045
Long-term liabilities:
Long-term obligations	125	183
Notes payable	11,849	—
Deferred foreign income taxes	4,642	—

Total liabilities	45,896	15,228
Commitments and contingencies
Series B convertible redeemable preferred stock; $.001 par value; 966,666 shares issued and outstanding as of December 31, 2004	11,281	—
Stockholders' equity:
Series A preferred stock; $.001 par value; 250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 15,987,217 and 15,778,540 shares issued and outstanding as of
December 31, 2004 and December 31, 2003, respectively	16	16
Additional paid-in capital	67,765	67,342
Other comprehensive income	1,994	—
Accumulated deficit	(40,461)	(40,885)

Total stockholders' equity	29,314	26,473

Total liabilities and stockholders' equity	$86,491	$41,701

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2004	2003	2002
REVENUE
License fees and services	$11,074	$14,605	$12,145
Customer support	15,268	13,368	10,818

Total revenue	26,342	27,973	22,963

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,866	5,149	5,644
Costs of customer support, excluding depreciation and amortization	7,070	6,197	11,375
Sales and marketing	4,412	2,940	4,907
General and administrative	5,085	3,494	5,420
Product development	1,066	2,043	1,209
Depreciation	1,152	1,182	1,771
Amortization	1,667	130	—
Restructuring and other expenses (recovery)	(15)	(9)	5,079

Total costs of revenue and operating expenses	26,303	21,126	35,405

Income (loss) from operations	39	6,847	(12,442)

Other income (expense):
Interest income	304	201	130
Interest expense	(301)	(16)	(27)
Gain (loss) on foreign exchange transactions and disposal of assets, net	84	6	(68)

Other income, net	87	191	35
Income (loss) before income taxes	126	7,038	(12,407)
Provision for (benefit from) income taxes	(298)	167	—

Net income (loss)	424	6,871	(12,407)
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock	3,306	—	—

Net income (loss) available to common stockholders	$(2,882)	$6,871	$(12,407)

Basic earnings (loss) available to common stockholders per common share	$(0.18)	$0.48	$(0.93)

Diluted earnings (loss) available to common stockholders per common share	$(0.18)	$0.43	$(0.93)

Weighted average basic shares outstanding	16,307	14,205	13,295
Weighted average diluted shares outstanding	16,307	16,139	13,295

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2001	13,292,339	13	53,627	—	(35,349)	18,291

Stock option exercises and other	8,217	—	6	—	—	6
Common Stock issued pursuant to the Employee Stock Purchase Plan	4,496	—	1	—	—	1
Net loss and comprehensive loss	—	—	—	—	(12,407)	(12,407)

Balance, December 31, 2002	13,305,052	13	53,634	—	(47,756)	5,891

Stock option and warrant exercises	1,716,380	2	2,550	—	—	2,552
Common Stock issued pursuant to the Employee Stock Purchase Plan	24,335	—	15	—	—	15
Stock issued in acquisition	732,773	1	10,976	—	—	10,977
Tax benefit of stock options	—	—	167	—	—	167
Net income and comprehensive income	—	—	—	—	6,871	6,871

Balance, December 31, 2003	15,778,540	16	67,342	—	(40,885)	26,473

Stock option and warrant exercises	191,762	—	349	—	—	349
Common stock issued pursuant to the Employee Stock Purchase Plan	16,915	—	58	—	—	58
Beneficial conversion feature recorded upon the issuance of Series B	—	—	—	—	—	—
convertible redeemable preferred stock	—	—	3,306	—	—	3,306
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock	—	—	(3,306)	—	—	(3,306)
Tax benefit of stock options	—	—	16	—	—	16
Comprehensive income:
Net income	—	—	—	—	424
Foreign currency translation adjustment	—	—	—	1,994	—

Comprehensive income						2,418

Balance, December 31, 2004	15,987,217	$16	$67,765	$1,994	$(40,461)	$29,314

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$424	$6,871	$(12,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,152	1,182	1,771
Amortization of intangible assets	1,667	130	—
Amortization of debt issuance costs	9	—	—
Acquired in-process research and development	90	233	—
(Gain)/loss on impairment and disposal of property and equipment	(4)	(6)	1,188
Foreign currency unrealized transaction gains	(77)	—	—
Tax benefit from stock options	16	167	—
Bad debt recovery	(21)	(30)	(21)
Benefit from foreign deferred income taxes	(600)	—	—
Change in operating assets and liabilities:
Contract receivables	2,423	3,483	(3,562)
Unbilled work-in-progress	583	(493)	5,179
Prepaid and other assets	160	17	456
Accounts payable and accrued liabilities	627	(1,476)	30
Unearned revenue	(2,080)	(3,197)	4,813
Long-term obligations	(27)	(12)	59

Net cash provided by (used in) operating activities	4,342	6,869	(2,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,170)	(367)	(204)
Proceeds from sale of property and equipment	6	6	24
Business combinations, net of cash acquired	(10,547)	352	—

Net cash used in investing activities	(11,711)	(9)	(180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(29)	(29)	(28)
Proceeds from the issuance of stock	407	2,567	7
Restricted cash	100	—	(500)

Net cash provided by (used in) financing activities	478	2,538	(521)
Effect of exchange rate changes on cash	278

Net increase (decrease) in cash and cash equivalents	(6,613)	9,398	(3,195)
Cash and cash equivalents at beginning of year	17,999	8,601	11,796

Cash and cash equivalents at end of year	$11,386	$17,999	$8,601

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$22	$16	$27
Income taxes paid	70	167	—
Assets acquired under capital lease	—	104	—
Reconciliation for acquisition of business:
(As discussed in Note 2 to the consolidated financial statements, the Company acquired Tertio Telecoms Ltd and Telecom Software Enterprises, LLC during 2004. See Note 2 for cash flow disclosures).

On November 3, 2003, the Company acquired all of the issued and outstanding stock of CMS Communications, Inc. in exchange for $11.2 million of consideration. In conjunction with the acquisition the fair value of asets and liabilities received were as follow:
Fair value of assets acquired		$12,150
Common stock issued for acquired company		(10,977)
Cash paid for other acquisition costs		(183)

Fair value of liabilities assumed		$990

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

        Evolving Systems, Inc. (the "Company"), is a provider of mission critical software products and services to communications carriers. The Company's customers are many of the largest wireline, wireless and cable communications carriers worldwide. The Company develops, deploys, enhances, maintains and integrates complex, software solutions for a range of Operations Support Systems ("OSS") and Network Support Systems ("NSS"). The Company offers software products and solutions in three core areas—numbering solutions which enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; network mediation solutions supporting data collection for both service assurance and billing applications; and a service activation solution that is used to activate complex bundles of voice, video and data services.

        The core Evolving System portfolio that included ordering and provisioning solutions for Local Number Portability ("LNP"), as well as a number inventory and assignment platform has been expanded significantly in 2004, as a result of three acquisitions the Company made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. ("CMS") in November 2003 the Company acquired a network mediation and service assurance solution to add to its product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC ("TSE") on October 15, 2004 the Company added LNP and Wireless Number Portability ("WNP") number ordering and provisioning testing products which provide new OSS system integration capabilities. Most recently, on November 2, 2004, the Company acquired Tertio Telecoms Ltd. ("Tertio"), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding its markets beyond North America. Tertio's activation solution Provident™, and mediation solution Evident™, strengthen the overall product portfolio. The Company significantly expanded its product and service capabilities and now is able to address a larger portion of its customer's application needs. As a result, the Company has a global reach and a customer base that includes many of the world's leading communications carriers. The Company is positioned as a provider of OSS, NSS and comprehensive systems integration capabilities. These complementary competencies enable the Company to address and implement solutions across much of a customer's back office.

        Founded in 1985, the Company initially focused on providing custom software development and professional services to a limited number of telecommunications companies in the United States of America ("U.S."). In 1996, concurrent with the passage of the Telecommunications Act of 1996 (the Telecom Act), the Company made a strategic decision to add software products to its established professional services offerings. Since that time the Company has built a product portfolio, of which it is best known for solutions for LNP and service activation.

        Historically, the Company has helped customers integrate its products into their existing business process and OSS environments. In 2002, the Company initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of its business model to a solutions strategy. The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for its customers' back office to meet the specific requirements of each customer. Solutions which include the Company's products as well as product extensions and integration, are typically licensed to its customers and supported by the Company.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to the collectibility of accounts receivable, estimates to complete long-term contracts and in establishing the estimated fair values of acquired assets and liabilities. Actual results could differ from these estimates.

Foreign Currency Translation

        The Company's foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) in stockholders' equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Transaction gains for the year ended December 31, 2004 were approximately $80,000. There were no transaction gains or losses during the years ended December 31, 2003 or 2002.

Comprehensive Income

        The Company's comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment. For the year ended December 31, 2004, total comprehensive income was $2.4 million. For the years ended December 31, 2003 and 2002, comprehensive income equaled net income (loss) of $6.9 million and ($12.4) million, respectively, as there were no foreign currency translation adjustments or other items of comprehensive income (loss) during these periods.

Cash and Cash Equivalents

        All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit.

Restricted Cash

        As of December 31, 2004, the Company had $400,000 of restricted cash in connection with the restructuring of its headquarters lease. The restricted cash requirement will expire by $100,000 in December 2005 and the remainder in May 2007 as long as the lease account is in good standing.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

        Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and information received during collection efforts. The Company reviews its allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

        A substantial portion of the Company's revenue is from a limited number of customers, all in the telecommunications industry. The following table depicts the percentage of revenue generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2004	2003	2002
Customer A	12%	22%	10%
Customer B	23%	23%	26%
Customer C	14%	16%	30%
Customer D	12%	8%	4%

Total % of Revenue	61%	69%	70%

        At December 31, 2004, three significant customers accounted for 58% of contract receivables and at December 31, 2003, three customers accounted for 75% of contract receivables, as follows:

	As of December 31,
	2004	2003
Customer A	—	12%
Customer B	30%	29%
Customer C	17%	34%
Customer E	11%	3%

Total % of Contract Receivables	58%	78%

Fair Value of Financial Instruments

        The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities. As of December 31, 2004, the fair value of the Company's short-term notes payable approximated their fair values due to the short maturity of this debt. As of December 31, 2004, the estimated fair value of the Company's long-term notes payable were $11.4 million, compared to the stated amount of $11.9 million, utilizing an estimated market rate of interest of approximately 12%.

Advertising and Promotion Costs

        All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $72,000, $15,000 and $836,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Product Development Costs

        Product development expenses consist primarily of personnel, occupancy and offshore development subcontractor expenses. Product development costs incurred prior to the establishment of technological feasibility of the product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized. The Company believes its process for developing software is essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date. All product development projects are approved by management prior to any costs being incurred.

Property and Equipment and Long-Lived Assets

        Property and equipment are stated at cost or estimated fair value if acquired in an acquisition, less accumulated depreciation, and are depreciated over their estimated useful lives, generally two to four years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of an asset or asset group is evaluated by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill and Intangible Assets

        The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in accounting for acquired goodwill and other intangible assets. Amortizable intangible assets acquired in conjunction with the Company's purchases of CMS, TSE and Tertio are amortized using the straight-line method over their estimated lives. SFAS No. 142 requires that goodwill no longer be amortized but that goodwill be tested for impairment annually or more frequently if events and circumstances warrant. See Note 3 "Goodwill and Intangible Assets" for further discussion.

Revenue Recognition

        The Company derives revenue from two primary sources: license fees/services and customer support. We recognize revenue in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In addition we have adopted Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

        The majority of the Company's license fees and services revenue is generated from fixed-price contracts which provide for both licenses to its software products and services. Revenue under these arrangements, where the services are determined to be essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, "Accounting for Long-Term Construction Type Contracts," once a license agreement has been signed, the fee is fixed or determinable and collectibility is reasonably assured. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The estimated percentage of completion on contracts entered into by the Company's UK subsidiary, Tertio, are based upon the ratio of project costs incurred to total estimated project costs. The use of project costs by Tertio approximates what would have resulted had direct labor hours been used since the majority of project costs consist of direct labor. Due to the fact that the estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected during the succeeding 12 months.

        In arrangements where the services are not essential to the functionality of the delivered software, the Company recognizes license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence ("VSOE") of the fair value of the undelivered elements exists. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

        Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above. Revenue from professional services provided pursuant to time-and-materials based contracts and training services are recognized as the services are performed, as that is when the Company's obligation to its customers under such arrangements is fulfilled.

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

Allowance for Doubtful Accounts

        Management makes judgments related to the Company's ability to collect outstanding accounts receivable. The Company provides allowances for receivables when their collection becomes doubtful by recording an expense. Generally, the Company determines the allowance based on its assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments owed, an increase in the allowance for doubtful accounts would be required. Adjustments to the allowance for doubtful accounts could materially affect the Company's results of operations.

Reclassifications

        Certain prior period balances have been reclassified to conform to the current year's presentation.

        As a result of the significance of the intangible assets and the related amortization expense from the acquisitions of Tertio and TSE, the Company is now reporting amortization expense as a separate line item on the statements of operations.

        Prior period revenue and costs of revenue balances, excluding depreciation and amortization have been reclassified to conform to the current period's presentation. Beginning in the first quarter of 2003, the Company began to evaluate its business on a project basis, separately managing its delivery of new projects from recurring customer support projects. Delivery projects include software licenses fees, custom development, integration and time and materials work. Support projects include recurring maintenance fees, annual support fees and warranty maintenance. Warranty maintenance revenues are withheld from the percent complete calculation on a project and are recognized ratably over the warranty period. Prior to the first quarter of 2003, the Company classified license fees and those services directly related to the delivery of the licensed product, along with warranty maintenance, as license fees and related services. Customer support and other services included the remaining revenue types. Beginning in the first quarter of 2003, all delivery projects were classified as license fees and services and all support projects are classified as customer support. This reclassification has not impacted the Company's revenue recognition policy. Accordingly, license fees and services and customer support revenues and the related costs of license fees and services and costs of customer support for the year ended December 31, 2002 have been reclassified to conform to the Company's current presentation. This change had no effect on total revenue, net income (loss) or cash flows for any of the periods presented. The table below summarizes (in thousands) the effect of the reclassifications on the reported revenue and costs of revenue for the year ended December 31, 2002.

For the Year Ended December 31, 2002
Revenue
License fees and related services (as previously reported)	$10,388
Warranty maintenance	(1,270)
Services	3,027

License fees and services (reclassified)	12,145
Customer support other services (as previously reported)	12,575
Warranty maintenance	1,270
Services	(3,027)

Customer support (reclassified)	10,818

Total revenue (as previously reported and reclassified)	$22,963

Costs of revenue
Costs of license fees and related services, excluding depreciation and amortization (as previously reported)	$3,926
Warranty maintenance	(1,244)
Services	2,962

Costs of license fees and services, excluding depreciation and amortization (reclassified)	5,644
Costs of customer support and other services, excluding depreciation and amortization (as previously reported)	13,093
Warranty maintenance	1,244
Services	(2,962)

Costs of customer support, excluding depreciation and amortization (reclassified)	11,375

Total costs of revenue, excluding depreciation and amortization (as previously reported and reclassified)	$17,019

Stock-based Compensation

        The Company applies the intrinsic-value-based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation arrangements. Non-employee stock compensation arrangements are accounted for under SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services."

        FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of

FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$(2,882)	$6,871	$(12,407)
Stock based compensation expense under the fair value method	(2,071)	(2,925)	(1,603)

Pro forma net income (loss) available to common stockholders	(4,953)	3,946	(14,010)
Earnings (loss) available to common stockholders' per common share as reported:
Basic	$(0.18)	$0.48	$(0.93)
Diluted	$(0.18)	$0.43	$(0.93)
Pro forma earnings (loss) available to common stockholders' per common share:
Basic	$(0.30)	$0.28	$(1.05)
Diluted	$(0.30)	$0.24	$(1.05)

        Based on calculations using the Black-Scholes option-pricing model, the estimated weighted average grant date fair value of options and warrants granted to employees during the years ended December 31, 2004, 2003 and 2002 was $4.96, $2.63 and $0.56, respectively. The Company used the following Black-Scholes option-pricing model assumptions for the 2004, 2003 and 2002 employee stock option grants: no dividend yield for all periods; an expected life of 3 years for all periods; volatility of 133%, 138% and 141%, respectively; and weighted average risk free interest rates of 2.7%, 2.5% and 2.9%, respectively.

        The fair value of each grant made under the Company's Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002, respectively: no dividend yield for all periods; an expected life of .5 years for all periods; volatility of 133%, 138% and 141%, respectively; and a risk free interest rate of 2.67%, 2.04% and 1.83%, respectively.

Earnings Per Common Share

        Basic earnings per share ("EPS") is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible, Redeemable Preferred Stock ("Series B Preferred Stock"). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31 (in thousands except per share data):

	2004	2003	2002
Basic earnings (loss) available to common stockholders per common share
Net income (loss) available to common stockholders	$(2,882)	$6,871	$(12,407)
Weighted average common shares outstanding	15,824	14,205	13,295
Participating securities	483	—	—

Basic weighted average common shares outstanding	16,307	14,205	13,295

Basic earnings (loss) available to common stockholders per common share	$(0.18)	$0.48	$(0.93)

Diluted earnings (loss) available to common stockholders per common share
Net income (loss) available to common stockholders'	$(2,882)	$6,871	$(12,407)
Weighted average common shares outstanding	15,824	14,205	13,295
Participating securities	483	—	—
Effect of dilutive securities—options and warrants	—	1,934	—

Diluted weighted average common shares outstanding	16,307	16,139	13,295

Diluted earnings (loss) available to common stockholders per common share	$(0.18)	$0.43	$(0.93)

        Weighted average options to purchase 540,000, 125,000 and 4.0 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002 respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average fair value of the Company's stock for the period. Weighted average options to purchase 2.5 million and 1.1 million shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2004 and 2002, respectively, as their effect would have been anti-dilutive as a result of the net loss available to common stockholders for each of the periods.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51." In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46R by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46R was immediate for variable interest entities created after January 31, 2003. The Company evaluated the provisions of FIN 46R and determined that it does not have any variable interest entities that require consolidation in the financial statements.

        In December 2004, the FASB issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the modified prospective method of adoption, SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as awards previously granted continue to vest) for the unvested portion of those awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective in the Company's third quarter ending September 30, 2005. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the stock incentive plans' disclosure provides a reasonable measure of the expected annual impact.

2. Business Combinations

  Tertio

        On November 2, 2004, the Company acquired all of the outstanding shares of privately-held, United Kingdom-based Tertio. Total consideration for Tertio's net assets determined in accordance with generally accepted accounting principles ("GAAP") approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in estimated transaction-related costs. Of the total purchase price, 10% was deposited in escrow with Wells Fargo Bank, N.A. as escrow agent to secure the sellers' representations and warranties under the purchase agreement. Of the funds deposited in escrow, 80% will remain in escrow until November 2, 2005 and the remaining 20% will remain in escrow until November 2, 2007, unless sooner released to the Company in payment of indemnification claims. Both Evolving Systems and Tertio operate on a calendar year. The acquisition was recorded as a purchase business combination and Tertio's results of operations have been combined with Evolving Systems' from the acquisition date forward.

        Tertio's activation and mediation solutions, Provident and Evident, fit well with elements of the Company's product portfolio, enabling it to provide activation solutions and strengthening its current network mediation and service assurance offerings. In addition, this acquisition provides the Company with a global reach and a customer base that includes many of the world's leading communications carriers. The purchase price for Tertio included goodwill because the Company concluded that increased scale may be achieved from a financial, customer and product perspective. In addition, Tertio brings a quality experienced work force.

        The purchase price has been allocated to tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values of tangible and identifiable intangible net assets was recognized as goodwill. Goodwill will not be deductible for tax purposes. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. In accordance with SFAS No. 52, "Foreign Currency Translation," these assets and liabilities will be measured in Tertio's functional currency, pounds sterling (£), and will be translated into the functional currency of Evolving Systems, U.S. Dollars, based on the exchange rates in effect at the balance sheet date. As a result, the amount recorded for intangible assets, in U.S. Dollars will vary based on the period-end exchange rate, and such change is reflected as a component of other comprehensive income. The purchase price for Tertio is preliminary, has not been finalized, and is subject to change as the preliminary items are finalized, which is expected to be completed in the second quarter of 2005, except for certain pre-acquisition contingencies. The total purchase price has been allocated as follows (in thousands):

Cash	$4,030
Contract receivables, net	4,026
Other current assets	2,281
Property and equipment, net	887
Acquired IPR&D (charged directly to expense)	90
Identifiable intangible assets	15,407
Goodwill	27,767

Total assets acquired	54,488
Current liabilities	(9,081)
Deferred tax liability	(5,250)

Total purchase price	$40,157

        The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of Tertio's products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on the weighted average costs of capital for the telecom software industry. Identifiable intangible balances at December 31, 2004 include the effects of changes in foreign currency exchange rates of approximately $785,000. At December 31, 2004, identifiable intangible assets purchased in the Tertio acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Estimated Useful Life
Identifiable intangible assets:
Acquired software	$7,773	5 yrs
Customer contracts	1,859	1 yr
Trademarks and tradenames	1,196	6 yrs
Business partnerships	1,491	7 yrs
Customer relationships	3,873	7 yrs

	$16,192

        Amortization expense of intangible assets related to Tertio was $718,000 for the year ended December 31, 2004. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands, note these values may differ from actuals as the assets and amortization expense are translated from pounds sterling to U.S. dollars):

Years ending
2005	$3,990
2006	2,526
2007	2,525
2008	2,525
2009	2,253
Thereafter	1,655

$15,474

        In-process research and development ("IPR&D") of $90,000 was expensed as "Product Development" in the accompanying statements of operations for the year ended December 31, 2004 because the purchased research and development had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined using the income approach by segregating cash flow projections related to in-process projects. The stage of each in- process project was estimated to determine the discount rate to be applied to the valuation of the in-process technology.

  TSE

        On October 15, 2004, the Company acquired all of the outstanding ownership interests in privately-held TSE. Total GAAP consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs. The note payable is due and payable on March 31, 2005. Of the total purchase price, $250,000 was deposited in escrow for one year with Wells Fargo Bank, N.A. as escrow agent to secure the sellers' representations and warranties under the purchase agreement. The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. In accordance with SFAS No. 141, the contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. The Company recorded additional goodwill of $447,000 during the year ended December 31, 2004 related to certain specified gross margin results achieved by TSE during the period from the acquisition date through December 31, 2004. The contingent consideration was paid in the first quarter of 2005. The acquisition was treated as a purchase business combination and the results of TSE's operations have been combined with Evolving Systems' from the acquisition date forward. Both Evolving Systems and TSE operate on a calendar year.

        TSE's products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation's centralized NPAC and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems. TSE has installed its products at many of the leading wireless and wireline carriers in North America. By acquiring TSE, the Company has expanded its customer base and extended the set of solutions it offers its LNP customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on the TSE's solid reputation as a provider of LNP products, our expectation of new customers and the experienced employees acquired in the TSE acquisition.

        The purchase price has been allocated to tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recognized as goodwill. Goodwill will be deductible for tax purposes with a tax life of 15 years. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The purchase price for TSE is preliminary, has not been finalized, and is subject to change as the preliminary items are finalized, which is expected to be completed in the second quarter of 2005. The total purchase price has been allocated as follows (in thousands):

Net tangible liabilities	$(338)
Identifiable intangible assets	1,634
Goodwill	1,595

Aggregate preliminary purchase price	$2,891

        The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of TSE's products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on weighted average costs of capital for the telecom software industry. At December 31, 2004, identifiable intangible assets purchased in the TSE acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$1,233	2-5 yrs
Customer relationships	401	1-4 yrs

	$1,634

        Amortization expense of intangible assets related to TSE was $101,000 for the year ended December 31, 2004. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands):

Years ending
2005	$463
2006	393
2007	314
2008	272
2009	91

$1,533

  CMS

        On November 3, 2003, the Company acquired all of the outstanding shares of privately-held CMS of Columbus, Ohio in exchange for 732,773 shares of Evolving Systems Inc. common stock, of which 10% was held in escrow for one year. The stock escrow was released in the first quarter of 2005 and the Company made no claims against the escrowed shares. There was also a cash escrow account of $62,000 that was put in place by CMS to ensure that net cash position of CMS was positive as of the acquisition date. Net cash is defined as the sum of all cash, cash equivalents, prepaid expenses and net accounts receivable less the sum of all accounts payable, accrued liabilities and deferred revenue. The cash escrow account was distributed to the Company in the first quarter of 2004 since CMS had a negative net cash position as of the acquisition date. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The results of CMS' operations have been included in the consolidated financial statements since the purchase date.

        CMS is a provider of network management operations support software for major telecommunications carriers. In addition to adding complementary products and sharing many common customers, CMS brought a workforce that is familiar with complex tier one telecommunications solutions. The Company believes that CMS's network management products will fit its solutions business model and provide it with additional opportunities with its tier one customers.

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

$11,160

        The excess purchase price over the fair values of tangible and identifiable intangibles net assets was recognized as goodwill. Goodwill will not be deductible for tax purposes. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The total purchase price has been allocated as follows (in thousands):

Cash	$535
Other current assets	99
Property and equipment	312
Goodwill	6,996
Intangible assets	3,975
Acquired IPR&D (charged directly to expense)	233

Total assets acquired	12,150
Current liabilities	(344)
Deferred revenue	(646)

Total purchase price	$11,160

        The purchase price allocation analysis included, the future use of the acquired assets, analyses of historical performance and estimates of future performance of CMS' products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. At December 31, 2004, identifiable intangible assets purchased in the CMS acquisition consist of the following (in thousands, except for useful life):

	Gross Amount	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$174	5 yrs
Purchased licenses	1,335	5 yrs
Customer relationships	2,466	2-5 yrs

	$3,975

        Amortization expense of indentifiable intangible assets related to CMS was $859,000 and $130,000 for the years ended December 31, 2004 and 2003, respectively. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands):

Years ending:
2005	$854
2006	768
2007	740
2008	624

$2,986

        IPR&D of $233,000 was expensed as "Product development" in the accompanying statements of operations during the year ended December 31, 2003 because the purchased research and development had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined using the income approach by segregating cash flow projections related to in process projects. The stage of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology.

  Pro Forma Financial Information (Unaudited)

        The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc., CMS on a pro forma basis, as though the companies had been combined as of the beginning of the 2002 and the combined results of operations of Evolving Systems, Inc., CMS, TSE and Tertio on a pro forma basis, as though the companies had been combined as of the beginning of the 2003. The impact of the IPR&D charges associated with the acquisitions has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the period presented below. The following amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$48,188	$49,827	$26,278
Net income (loss)	$585	$1,944	$(12,391)
Basic income (loss) per share	$0.03	$0.11	$(0.88)
Diluted income (loss) per share	$0.03	$0.10	$(0.88)

3. Goodwill and Intangible Assets

        The Company has recorded goodwill and intangible assets from its acquisition of CMS in 2003 and TSE and Tertio in 2004. In accordance with SFAS No. 142, goodwill will not be amortized but will be subject to an impairment test at least annually. The goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair-value-based test. The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2003	$1,819	$5,177	$6,996
Goodwill acquired during the year	18,133	11,229	29,362
Effects of foreign currency exchange rates	737	603	1,340

Balance as of December 31, 2004	$20,689	$17,009	$37,698

        The Company's annual goodwill impairment test was conducted as of July 31, 2004, and it was determined that goodwill, at that time related solely to the CMS acquisition, was not impaired as of the test date. Additionally, goodwill is assessed for impairment at each reporting period end if certain events have occurred indicating that an impairment may have occurred. From July 31, 2004 through December 31, 2004, no events have occurred that management believes may have impaired goodwill.

        As of December 31, 2004, identifiable intangibles were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$9,180	$326	5 yrs
Customer contracts	1,859	305	1 yr
Purchased licenses	1,335	309	5 yrs
Trademarks and tradenames	1,196	33	6 yrs
Business partnerships	1,491	35	7 yrs
Customer relationships	6,740	800	2-7 yrs

	$21,801	$1,808

        As of December 31, 2003, identifiable intangibles were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$174	$6	5 yrs
Purchased licenses	1,335	42	5 yrs
Customer relationships	2,466	82	2-5 yrs

	$3,975	$130

        Amortization expense of indentifiable intangible assets was $1.7 million and $130,000 for the years ended December 31, 2004 and 2003, respectively. Because the Tertio intangibles are stated in pounds sterling (£), the amount of amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles as of December 31, 2004 is as follows (in thousands):

Years ending
2005	$5,307
2006	3,687
2007	3,579
2008	3,421
2009	2,344
Thereafter	1,655

$19,993

4. Balance Sheet Components

        The components of certain balance sheet line items are as follows (in thousands):

	As of December 31,
			Estimated Useful Life
	2004	2003
Property and equipment:
Computer equipment and purchased software	$25,218	$23,165	2-4 yrs
Furniture, fixtures and leasehold improvements	2,028	1,990	5-7 yrs

	27,246	25,155
Less accumulated depreciation	(24,683)	(23,576)

	$2,563	$1,579

        Depreciation expense was $1.2 million, $1.2 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	As of December 31,
	2004	2003
Assets acquired under capital lease:
Original book value	$104	$104
Accumulated amortization	(33)	(7)

Net book value	$71	$97

        Included in property and equipment at December 31, 2004 and 2003 are assets under capital lease. Depreciation expense related to assets under capital leases was $26,000, $24,000 and $34,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

	As of December 31,
	2004	2003
Accounts payable and accrued liabilities:
Accounts payable	$1,828	$266
Accrued compensation and related expenses	2,661	1,634
Restructuring payable, current portion	59	128
Accrued liabilities	3,809	1,016

	$8,357	$3,044

5. Leases and Commitments

        Evolving Systems leases office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include the Company's headquarters, the Columbus, Ohio office which was assumed as part of the CMS acquisition, the London, England, Bath, England and Munich, Germany offices which were assumed as part of the Tertio acquisition, the Bangalore, India office, the Greenwood Village, Colorado office which was assumed as part of the TSE acquisition, and satellite field offices. All of the satellite offices were closed during 2002 and the headquarters lease was restructured in order to decrease the term of the lease as well as the amount of space being leased. Satellite offices that were closed during 2002 had the remaining lease obligation, net of anticipated sublease income, accrued as of the date which the office was closed (Note 6). Rent expense was $1.2 million, $852,000 and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense is net of sublease rental income of $1,000, $0 and $37,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income related to the offices affected by the restructuring is adjusted against the restructuring liability and is not netted against rent expense.

        The Company's headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases 3% annually as of June 1. The Company accounts for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

        Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2004, net of rental income under non-cancelable subleases, are as follows (in thousands):

	Operating Leases	Capital Leases
2005	$1,208	$42
2006	796	42
2007	378	42
2008	—	35

Total minimum lease payments	$2,382	$161

Less: Amount representing interest		(25)

Principal balance of capital lease obligations		136
Less: Current portion of capital lease obligations		(31)

Long-term portion of capital lease obligations		$105

6. Restructuring and Other Expenses (Recovery)

        In early 2002, management implemented a restructuring plan (the "Plan") due to the downturn in the telecommunications industry, the Company's sharp decline in revenue, the FCC's delay in ruling on wireless number portability and other factors. The Plan included workforce reductions, restructuring of the Company's headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At December 31, 2004 and 2003, the remaining accrual related to the closure of the satellite offices.

        Closure of satellite offices.    The Company closed all of its satellite field offices during 2002. Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures. As of December 31, 2004 and 2003 approximately $59,000 and $128,000, respectively were included in accounts payable and accrued liabilities, and approximately $20,000 and $47,000, respectively were included in long-term obligations, related to the closure of the satellite offices.

        The following table summarizes the change in the accrual balance since December 31, 2004 (in thousands):

	Work Force Reductions	Restructure of Headquarters Lease	Closure of Satellite Offices	Total Restructuring and Other Charges
Accrual balance December 31, 2002	$150	$1,076	$157	$1,383
2003 expense and adjustments	(93)	—	84	(9)
2003 cash payments	(57)	(1,076)	(66)	(1,199)

Accrual balance December 31, 2003	—	—	175	175
2004 expense and adjustments	—	—	(15)	(15)
2004 cash payments	—	—	(81)	(81)

Accrual balance December 31, 2004	$—	$—	$79	$79

7. Stockholders' Equity

Stock Options

        In January 1996, the Company approved "The Amended and Restated Stock Option Plan" (the "Option Plan"). Under the Option Plan, 6,850,000 shares of the Company's common stock were reserved for issuance. At the annual meeting of stockholders held on May 13, 2004, the Company's stockholders approved an amendment to the Option Plan to increase the total number of shares of common stock authorized for issuance under the plan by 1,500,000 shares. Of the 8,350,000 shares reserved for issuance, 1,997,397 shares were available for grant as of December 31, 2004. Options issued under the Option Plan are at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminates on December 31, 2005; options granted before that date are not affected.

        The status of total stock options and warrants outstanding and exercisable under the Plan as of December 31, 2004 follows:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.28 - $ 0.39	92,406	7.78	$0.33	66,574	$0.33
$0.58 - $ 0.99	612,530	7.29	$0.71	345,077	$0.68
$1.32 - $ 2.95	1,667,141	6.51	$2.76	1,085,874	$2.76
$3.40 - $ 5.85	911,220	9.72	$4.54	30,470	$4.02
$7.99 - $11.78	305,000	9.08	$10.32	29,999	$11.78
$14.15	42,800	8.84	$14.15	10,700	$14.15

	3,631,097	7.68	$3.57	1,568,694	$2.47

        The following is a summary of stock option and warrant activity:

	Options	Warrants	Weighted Average Exercise Price	Options and Warrants Exercisable	Weighted Average Exercise Price
Options & warrants outstanding at 12/31/01	4,681,467	910,633	$2.75	2,683,050	$2.82

Options granted	728,354		$0.72
Less options forfeited	(3,337,437)		$3.86
Less options exercised	(8,217)		$0.73

Options & Warrants outstanding at 12/31/02	2,064,167	910,633	$1.00	1,694,627	$1.23

Options granted	2,589,932		$3.44
Less options forfeited	(438,813)		$1.08
Less options exercised	(1,280,972)		$1.99
Less warrants exercised	—	(910,633)	$0.80

Options & warrants outstanding at 12/31/03	2,934,314	—	$2.77	1,013,727	$2.31

Options granted	1,310,999		$6.44
Less options forfeited	(422,454)		$7.77
Less options exercised	(191,762)		$1.82

Options & warrants outstanding at 12/31/04	3,631,097	—	$3.57	1,568,694	$2.47

        All warrants were exercised in 2003, as a result of cashless exercises that resulted in the issuance of 435,408 shares of common stock.

Series B Convertible Redeemable Preferred Stock

        On November 2, 2004, the Company issued 966,666 shares of Series B Preferred Stock in connection with its acquisition of Tertio Telecoms Limited. Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock is entitled to dividends on an as-converted basis with the common stock and is therefore considered a participating security and shares issuable upon conversion are included in weighted average shares outstanding for purposes of calculating basic earnings per share. Upon the occurrence of certain material events (liquidation, merger, etc.,), the holders of Series B Preferred Stock are entitled to receive a preference payment that is senior to the common stock and that is equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $11.3 million at December 31, 2004.

        Shares of Series B Preferred Stock may be converted into Company common stock at the option of the holder at any time. Each share of Series B Preferred Stock is initially convertible into three shares of common stock. The conversion ratio is subject to adjustment as a result of price-based anti-dilution protections for issuances of Company common stock below $3.50 per share. All but 1,000 shares of the Series B Preferred Stock will automatically convert into Company common stock in the event that the Company's stockholders approve the conversion of the long term notes into convertible notes and the increase in the Company's authorized capital stock at the 2005 annual meeting of the Company's stockholders, which is expected to occur on May 16, 2005. The Company may also cause the

Series B Preferred Stock to automatically convert after November 2, 2006 in the event that the 45 day average market price for the Company's common stock is equal to or greater than $8.75 (subject to adjustment for stock splits and combinations).

        Following the 2005 annual meeting of the Company's stockholders, the holders of Series B Preferred Stock will vote with the holders of the shares of Common Stock as one class with each share of Series B Preferred Stock entitled to approximately 2.7 votes due to the application of Nasdaq Marketplace Rule 4351 which provides certain voting limitations on shares issued below market price. A majority of holders of Series B Preferred Stock also must consent to certain corporate actions prior to the Company engaging in such actions (i.e., issuing certain additional classes of stock, amending the Company's charter documents in an adverse manner to the Series B Preferred Stock, changing the number or term of the Board, or repurchasing or redeeming other classes of Company stock). Additionally, subject to certain limitations, for so long as the Series B holders hold no less than five percent of the Company's common stock (on an as converted basis), they shall as a group be entitled to elect one person to the Board.

        Additionally, the Series B Preferred Stock, as well as the convertible notes (if approved), contain certain weighted average price based anti-dilution protections that, as long as those securities remain outstanding, would be triggered if the Company issued shares of our common stock (subject to certain adjustments and standard exclusions relating to Company options) below $3.89 per share.

        The holders of Series B Preferred Stock may also require the Company to redeem all or any portion of the Series B Preferred Stock for a price equal to $11.67 per share (subject to adjustment for stock splits and combinations) in the event that the Company is unable to obtain effectiveness of a related registration statement within a specified time period and/or fails to maintain the shelf registration of the common stock underlying such shares or otherwise breaches certain other covenants of the Company.

        Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature exists on the acquisition date equal to the difference between the value of the Company's common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the issuance date since the Series B Preferred Stock was immediately convertible to common stock.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, ("ESPP") the Company is authorized to issue up to 1.1 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each six-month participation period. Under the ESPP, employees were issued 16,915, 24,335 and 4,496 shares in 2004, 2003 and 2002, respectively. As of December 31, 2004, there were 454,241 shares available for purchase.

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

Certain Anti-Takeover Provisions

        The Company's restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of Series A preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by its stockholders. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. In 1999, the Company's Board of Directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain "poison pill" provisions. In connection with the Tertio acquisition, the Company issued 966,666 shares of Series B Preferred Stock. The Company has no current plans to issue additional shares of preferred stock.

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

8. Commitments and Contingencies

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," ("FIN 45"). The Interpretation requires that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken by issuing the guarantee.

The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain other guarantees it has issued, even where those guarantees do not fall within the scope of liability provisions of the Interpretation. The following is a summary of the Company's agreements that it has determined are within the liability and the disclosure provisions of FIN 45.

        As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company's request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

        The Company has an agreement with Colorado National Bank whereby it guarantees the expenses incurred by certain of its employees in connection with the employees' use of a Company sponsored credit card. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Company policy provides that this credit card may only be used for Company-related business. Although the employee is primarily responsible for paying this obligation, in the event the employee fails to do so, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The estimated maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

        The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor's failure to perform. To the extent the Company is unable to recover damages from its subcontractors, the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors' failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

        The Company's standard license agreements contain a warranty provision that the software will be free of material defects and will operate in accordance with the stated requirements. The warranty provisions require the Company to cure any defects through any reasonable means. To date, no claims under the warranty provisions have been brought to the Company's attention. The Company's customers typically purchase annual maintenance services as well and as a matter of course, the

Company provides fixes for known defects through the provision of such maintenance services. As a result, the Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal. Accordingly, the Company has not recorded liabilities for these warranty provisions as of December 31, 2004 and 2003.

        The Company's software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company's products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of December 31, 2004 and 2003.

        In relation to the acquisitions of Tertio, TSE and CMS, the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

        From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

9. Notes Payable

        The Company's notes payable consist of the following (in thousands):

As of December 31, 2004
Long-term seller financed notes payable, interest at an effective rate of 11.62%, due in varying quarterly principal installments beginning March 31, 2006, with final maturity on December 31, 2007	$11,950
Short-term seller financed note payable, interest at 5.50%, $2,000 due March 31, 2005 and $2,000 due June 30, 2005	4,000
Promissory notes payable to sellers, interest at 5.00%, due March 31, 2005	889
Debt issuance costs	(110)

Total notes payable	16,729
Less current portion, net of debt issuance costs	(4,880)

Long-term debt, excluding current installments, net of debt issuance costs	$11,849

        The Company entered into the long-term seller-financed notes payable on November 2, 2004, in conjunction with the acquisition of Tertio. From the acquisition date through November 2, 2006, the long-term seller financed notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. For accounting purposes, interest is recognized using an effective rate of 11.62% for the term of the notes. Interest is accrued to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable on a quarterly basis in addition to the scheduled principal payments. Interest expense of approximately $265,000 and $9,000 was accrued related to the notes payable issued for Tertio and TSE, respectively, as of December 31, 2004. The long-term seller financed notes payable may be prepaid at any time without penalty. Beginning in March 2005, if the Company's quarterly cash balances exceed

$7.0 million, the holder of the long-term seller-financed notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on its projections of cash balances, the Company believes that these additional payments will not be required in 2005. The scheduled principal payments on the long-term seller financed notes are as follows (in thousands):

Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,090

$11,950

        The long-term notes have an effective interest rate of approximately 11.62% and a maturity date of December 31, 2007. In the 2005 proxy, the Company is asking stockholders to approve the exchange of the long-term notes into convertible notes. The currently outstanding notes plus accrued interest through May 16, 2005 totaling approximately $12.7 million, upon stockholder approval, would be exchanged for notes that would be convertible into approximately 3.8 million shares of the Company's common stock at $3.296 per share. The convertible notes would bear interest at the Federal Applicable Rate, which is approximately 3.3% as of March 2005. In addition, all principal and unpaid interest would be due and payable on December 31, 2007 under such convertible note. If the Company's quarterly cash balances exceed $7.0 million the holder of the convertible note may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. The notes are secured by substantially all of the assets of Evolving Systems and a pledge, subject to certain limitations, of the shares of its subsidiaries.

        The long-term seller financed note payable agreements subject the Company to certain affirmative and negative covenants, including a financial covenant indexed to the Company's computation of EBITDA, as defined.

        Evolving Systems has agreed to convene a meeting of its stockholders to seek the approval from its stockholders of the exchange of the long-term notes into convertible notes. The Company's inability to convene the Initial Shareholders' Meeting, as defined, by May 16, 2005, constitutes an event of default under this note. The Company believes it will be able to convene this meeting by the appointed time.

        The Company also entered into the short-term seller financed note payable on November 2, 2004, in conjunction with the acquisition of Tertio. The outstanding principal amount under the short-term seller financed note is due and payable in two installments of $2.0 million on each of March 31, 2005 and June 30, 2005. The short-term seller financed note bears interest at a rate per annum equal to five and one-half percent, due on each of the previously mentioned payment dates. Upon an event of default, the short term seller financed note would bear interest at the greater of (a) eight and one-half percent or (b) the London Interbank Offering Rate (LIBOR). The short term seller financed note may be prepaid at any time without penalty.

        The notes issued in connection with the Tertio acquisition prohibit us from declaring dividends to our common stockholders during the term of the notes.

        The promissory note payable, which was issued in conjunction with the acquisition of TSE, is due and payable on March 31, 2005 and accrues interest at the rate of 5% per annum, which is also due on March 31, 2005.

10. Income Taxes

        The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the Years Ended December 31
	2004	2003	2002
Domestic	$1,113	$7,038	$(12,407)
Foreign	(987)	—	—

Total	$126	$7,038	$(12,407)

        The provision (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Current:
Federal	$25	$147	$—
Foreign	291	—	—
State	(14)	20	—

Total current	302	167	—
Deferred:
Federal	—	—	—
Foreign	(600)	—	—
State	—	—	—

Total deferred	(600)	—	—

Net income tax provision (benefit)	$(298)	$167	$—

        As of December 31, 2004 and 2003, the Company had net operating loss carryforwards ("NOL") of approximately $46.1 million and $45.2 million, respectively, related to U.S. federal and state jurisdictions. The federal net operating loss expires at various times beginning in 2018 and ending in 2023. In addition, the Company has research and development credit carryforwards of approximately $1.3 million which may expire at various times beginning in 2011. Of the Company's $46.1 million NOL, $9.3 million is related to disqualified dispositions of stock. Should the valuation allowance related to this portion of the NOL be released, the benefit will be recorded to additional paid-in-capital. The Internal Revenue Code places certain limitations on the annual amount of NOL's which can be utilized if certain changes in the Company's ownership occur. Changes in the Company's ownership have occurred that will limit the future utilization of the NOL's.

        The Company receives a tax deduction for stock-based compensation that is in excess of compensation expense recognized for financial reporting purposes. Such benefit arises from an increase in the market price of stock under employee option agreements between the measurement date (as defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is determinable. During 2004 and 2003, the Company recorded $16,000 and $167,000, respectively, of reduction in taxes payable due to the exclusion of the tax benefit of stock options exercises in the income statement under APB Opinion No. 25. APB Opinion No. 25 requires that any benefit (including a potential tax benefit) derived from stock issued, be recorded directly to additional paid-in-capital. This $16,000 and $167,000 of benefit has been included in the accompanying consolidated statement of changes in stockholders' equity.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2004	2003
Deferred tax assets
Net operating loss carryforwards	$17,192	$16,874
Research and development credit carryforwards	1,287	1,401
Depreciable assets	181	98
Restructuring	60	65
Other	435	698

Total deferred tax assets	19,155	19,136

Deferred tax liabilities
Deferred revenue	(343)	—
Acquired intangibles	(5,756)	(1,483)

Total deferred tax liabilities	(6,099)	(1,483)
Net deferred tax asset before valuation allowance	13,056	17,653
Valuation allowance	(17,963)	(17,653)

Net deferred tax liability	$(4,907)	$—

Financial statement classification
Current deferred tax liability	$(265)
Long-term deferred tax liability	(4,642)

Net deferred tax liability	$(4,907)

        In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded. Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability is carried on the books of the Company's United Kingdom subsidiary, and has no impact on the Company's ability to recover its U.S.-based deferred tax assets.

        In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company's estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company's estimated fulfillment effort. The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a deferred tax liability of approximately $600,000 was established at the acquisition date. Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

        The Company continues to maintain a full valuation allowance on the domestic net deferred tax asset due to uncertainties related to the Company's ability to utilize its domestic deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not assured that such benefits will be realized. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. It is reasonably possible that future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows for the years ended:

	As of December 31,
	2004	2003	2002
U.S. federal income tax provision (benefit) at statutory rates	$34	$2,393	$(4,218)
State income tax provision (benefit), net of federal impact	37	252	(407)
Intangible write off	—	74	—
Non-deductible meals	18	4	25
Foreign rate differential	41	—	—
Change in valuation allowance	(439)	(2,703)	4,600
Alternative minimum tax	25	147	—
Other	(14)	—	—

Provision for (benefit from) income taxes	$(298)	$167	$—

        The change in the valuation allowance during 2004 resulted primarily from utilization of the net operating loss carryforwards and adjustments based on the tax return as filed.

11. Benefit Plans

        The Company has established a defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code (the "401(k) Plan") that is available to all employees

21 years of age or older with a month of service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest 100% after completion of three years service.

        Tertio has established a defined contribution pension scheme that is available to all employees in their first full month of employment. Employees may contribute a percentage of their earnings, the amount of which is dependent upon the age of the employee, not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions. All contributions are immediately vested in their entirety.

        During 2004, 2003 and 2002, the Company recorded a consolidated expense (benefit) of ($45,000), $259,000 and $268,000 respectively, under the aforementioned plans. The benefit in 2004 is a result of the Company utilizing funds remaining in the 401(k) Plan's forfeiture account to fund the Company match for 2004.

12. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which separate financial information is available. This information is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer and Chief Financial Officer as its chief operating decision-makers. These chief operating decision makers review revenues by segment and review overall results of operations.

        The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the consolidated statements of operations). License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products as well as custom development, integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty fees. Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. With the acquisition of Tertio, the Company now provides products and services on a global basis. In addition, the Company has a product development facility in Bangalore, India. Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

        Revenue information by segments is as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Revenue
License fees and services	$11,074	$14,605	$12,145
Customer support	15,268	13,368	10,818

	26,342	27,973	22,963

Segment profit (loss), excluding depreciation and amortization
License fees and services	5,208	9,456	6,501
Customer support	8,198	7,171	(557)

	13,406	16,627	5,944

Other operating expenses	10,563	8,477	11,536
Depreciation and amortization	2,819	1,312	1,771
Restructuring and other	(15)	(9)	5,079

Income (loss) from operations	$39	$6,847	$(12,442)

  Geographic Regions

        The Company uses the customer locations as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic region is as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Revenue
United States	$22,578	$27,973	$22,963
Europe, Middle East, Africa and Asia	3,764	—	—

Total revenues	$26,342	$27,973	$22,963

	As of December 31,
	2004	2003
Long-lived assets, net
United States	$14,681	$12,420
Europe, Middle East, Africa and Asia	45,573	—

Total long-lived assets	$60,254	$12,420

13. Quarterly Financial Information (Unaudited)

        Quarterly financial information is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003
Total revenue	$8,591	$6,439	$7,148	$5,795
Less: operating expenses	5,545	5,229	4,979	5,373

Income from operations	3,046	1,210	2,169	422
Income before income taxes	3,093	1,259	2,210	476

Net income	$3,093	$1,259	$2,084	$435

Net income per common share
Basic	$0.23	$0.09	$0.15	$0.03
Diluted	$0.21	$0.08	$0.12	$0.02
Year Ended December 31, 2004
Total revenue	$5,766	$5,261	$5,739	$9,576
Less: operating expenses	5,587	5,496	5,294	9,926

Income (loss) from operations	179	(235)	445	(350)
Income (loss) before income taxes	236	(168)	537	(479)
Net income (loss)	244	(168)	517	(169)

Net income (loss) available to common stockholders	$244	$(168)	$517	$(3,475)

Net income (loss) available to common stockholders per common share
Basic	$0.02	$(0.01)	$0.03	$(0.20)
Diluted	$0.01	$(0.01)	$0.03	$(0.20)

FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is filed as a part of this Report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes thereto, included herein.

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Recovery of Bad Debt Expense	Foreign Currency Translation Adjustment	Write-Offs Charged to Allowance	Balance at End of Period
2004	Allowance for doubtful accounts	$65	$(21)	$—	$—	$44
2003	Allowance for doubtful accounts	$290	$(30)	$—	$195	$65
2002	Allowance for doubtful accounts	$348	$(21)	$—	$37	$290

S-1