Form 10-Q
period 2005-03-31
EVOLVING SYSTEMS INC
filed 2005-05-16
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9777 Pyramid Court, Suite 100 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2005 there were 16,024,102 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,479	$11,386
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $44 at March 31, 2005 and December 31, 2004	8,529	11,296
Unbilled work-in-progress	967	1,323
Prepaid and other current assets	1,896	1,832
Total current assets	17,971	25,937
Property and equipment, net	2,323	2,563
Intangible assets, net	18,202	19,993
Goodwill	36,868	37,698
Long-term restricted cash	300	300
Total assets	$75,664	$86,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and long-term obligations	$1,372	$31
Short-term notes payable	1,995	4,880
Accounts payable and accrued liabilities	6,872	8,357
Payable to Tertio sellers	—	2,664
Deferred foreign income taxes	115	265
Unearned revenue	12,426	13,083
Total current liabilities	22,780	29,280
Long-term liabilities:
Long-term obligations	98	125
Notes payable	11,063	11,849
Deferred foreign income taxes	4,208	4,642
Total liabilities	38,149	45,896

Commitments and contingencies

Series B convertible redeemable preferred stock; $.001 par value; 966,666 shares issued and outstanding as of March 31, 2005 and December 31, 2004.	11,281	11,281

Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,024,102 and 15,987,217 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.	16	16
Additional paid-in capital	67,821	67,765
Other comprehensive income	1,006	1,994
Accumulated deficit	(42,609)	(40,461)
Total stockholders’ equity	26,234	29,314
Total liabilities and stockholders’ equity	$75,664	$86,491

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUE
License fees and services	$5,081	$3,219
Customer support	4,757	2,547
Total revenue	9,838	5,766

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,976	1,070
Costs of customer support, excluding depreciation and amortization	2,031	1,663
Sales and marketing	2,392	936
General and administrative	2,501	935
Product development	110	491
Depreciation	376	274
Amortization	1,421	218
Restructuring and other expenses (recovery)	(48)	—
Total costs of revenue and operating expenses	11,759	5,587
Income (loss) from operations	(1,921)	179

Other income (expense):
Interest income (expense), net	(390)	57
Other expense	(115)	—
Total other income (expense), net	(505)	57

Income (loss) before income taxes	(2,426)	236
Benefit from income taxes	278	8
Net income (loss)	$(2,148)	$244

Basic income (loss) per common share	$(0.12)	$0.02

Diluted income (loss) per common share	$(0.12)	$0.01

Weighted average basic shares outstanding	18,598	15,837
Weighted average diluted shares outstanding	18,598	17,939

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,148)	$244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	376	274
Amortization of intangible assets	1,421	219
Amortization of debt issuance costs	13	—
Interest expense added to debt principal	317	—
Gain on impairment and disposal of property and equipment	(11)	—
Benefit from deferred foreign income taxes	(465)	—
Change in operating assets and liabilities:
Contract receivables	2,684	4,250
Unbilled work-in-progress	394	546
Prepaid and other assets	(86)	(230)
Accounts payable and accrued liabilities	(553)	(293)
Unearned revenue	(441)	(1,395)
Long-term obligations	(19)	(10)
Net cash provided by operating activities	1,482	3,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(158)	(568)
Proceeds from sale of property and equipment	11	—
Business combinations, net of cash acquired	(676)	41
Net cash used in investing activities	(823)	(527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(8)	(7)
Principal payments on notes payable	(2,889)	—
Payment of amount due to Tertio sellers	(2,616)	—
Proceeds from the issuance of stock	56	210
Net cash (used in) provided by financing activities	(5,457)	203

Effect of exchange rate changes on cash	(109)	1

Net (decrease) increase in cash and cash equivalents	(4,907)	3,282
Cash and cash equivalents at beginning of period	11,386	17,999
Cash and cash equivalents at end of period	$6,479	$21,281

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$114	$7

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Interim Consolidated Financial Statements. The accompanying consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Foreign Currency Translation. The Company’s foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Transaction gains for the three months ended March 31, 2005 and 2004 were approximately $125,000 and $3,000, respectively.

Comprehensive Income. The Company’s comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment.  For the three months ended March 31, 2005 and 2004, total comprehensive income (loss) was ($3.1) million and $246,000, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated.

Reclassification. As a result of the significance of the intangible assets and the related amortization expense from the acquisitions of Tertio Telecoms Limited (“Tertio”) and Telecom Software Enterprises LLC. (“TSE”), the Company is now reporting amortization expense as a separate line item on the statements of operations. In prior periods amortization of intangibles was shown within costs of license fees and services and costs of customer support. Prior period balances have been reclassified to conform with the current period’s presentation.

Revenue Recognition. The Company derives revenue from two primary sources: license fees/services and customer support.  We recognize revenue in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition we have adopted Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

The majority of the Company’s license fees and services revenue is generated from fixed-price contracts which provide for both licenses to its software products and services. Revenue under these arrangements, where the services are determined to be essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP

97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts,” once a license agreement has been signed, the fee is fixed or determinable and collectibility is reasonably assured.  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.  The estimated percentage of completion on contracts entered into by the Company’s United Kingdom (“U.K.”) subsidiary, Tertio, are based upon the ratio of project costs incurred to total estimated project costs.  The use of project costs approximates what would have resulted had direct labor hours been used since the majority of project costs consist of direct labor.  Due to the fact that the estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected during the succeeding 12 months.

In arrangements where the services are not essential to the functionality of the delivered software, the Company recognizes license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that Vendor Specific Objective Evidence (“VSOE”) of the fair value of the undelivered elements exists. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

Services revenue provided under fixed-price contracts is generally recognized using the proportional performance method of accounting, which is similar to the percentage of completion method described above. Revenue from professional services provided pursuant to time-and-materials based contracts and training services are recognized as the services are performed, as that is when the Company’s obligation to its customers under such arrangements is fulfilled.

Customer support and maintenance revenue is generally recognized ratably over the service contract period. When maintenance or training services are bundled with the original license fee arrangement, their fair value, based upon VSOE, is deferred and recognized during the periods such services are provided.

The Company may encounter budget and schedule overruns on fixed price contracts caused by increased labor, overhead or material costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

(2) Business Combinations

Tertio

On November 2, 2004, the Company acquired all of the outstanding shares of privately-held, U.K.-based Tertio. Total consideration for Tertio’s net assets determined in accordance with GAAP approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in estimated transaction-related costs. Of the total purchase price, 10% was deposited in escrow with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  Of the funds deposited in escrow, 80% will remain in escrow until November 2, 2005 and the remaining 20% will remain in escrow until November 2, 2007, unless sooner released to the Company in payment of indemnification claims. Both Evolving Systems and Tertio operate on a calendar year. The acquisition was recorded as a purchase business combination and Tertio’s results of operations have been combined with Evolving Systems’ from the acquisition date forward.

Tertio’s activation and mediation solutions fit well with elements of the Company’s product portfolio, enabling it to provide activation solutions and strengthening its current network mediation and service assurance offerings.  In addition, the acquisition provides the Company with global reach and a customer base that includes many of the world’s leading communications carriers. The purchase price for Tertio included goodwill because the Company concluded that increased scale may be achieved from a financial, customer and product perspective. In addition, Tertio brought a quality, experienced work force.

In January 2005, Tertio changed its name to Evolving Systems Limited and is sometimes referred to in the Form 10-Q as “Evolving Systems U.K.”.

TSE

On October 15, 2004, the Company acquired all of the outstanding ownership interests in privately-held TSE. Total GAAP consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs.  The note payable was due and paid on March 31, 2005. Of the total purchase price, $250,000 was deposited in escrow for one year with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, the contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. The Company paid $447,000 of contingent consideration recorded at December 31, 2004 during the first quarter of 2005.  During the three months ended March 31, 2005, the Company recorded additional contingent consideration and resulting goodwill of approximately $56,000, which will be paid in the second quarter of 2005, related to certain specified gross margin results achieved by the sale of TSE products during the period. The acquisition was treated as a purchase business combination and the results of TSE’s operations have been combined with Evolving Systems’ from the acquisition date forward. Both Evolving Systems and TSE operate on a calendar year.

TSE’s products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation’s centralized Number Portability Administration Center (“NPAC”) and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office Operational Support Systems (“OSS”).  TSE has installed its products at many of the leading wireless and wireline carriers in North America. By acquiring TSE, the Company has expanded its customer base and extended the set of solutions it offers its Local Number Portability (“LNP”) customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on the TSE’s solid reputation as a provider of LNP products, our expectation of new customers and the experienced employees acquired in the TSE acquisition.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc., TSE and Tertio on a pro forma basis, as though the companies had been combined as of the period presented below.  The impact of the In-Process Research and Development (“IPR&D”) charges associated with the acquisitions has been excluded.  This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the period presented below.  The following amounts are in thousands, except per share amounts.

Three Months Ended March 31, 2004
Revenues	$12,291
Net loss	$(63)
Basic loss per share	$(0.00)
Diluted loss per share	$(0.00)

(3) Goodwill and Intangible Assets

The Company has recorded goodwill and intangible assets from its acquisitions of CMS in 2003 and TSE and Tertio in 2004.  In accordance with SFAS No. 142, goodwill is not amortized but is subject to an impairment test at least annually.  Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair-value-based test. Changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2005 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2004	$20,689	$17,009	$37,698
Adjustments to goodwill	(52)	(67)	(119)
Effects of foreign currency exchange rates	(390)	(321)	(711)
Balance as of March 31, 2005	$20,247	$16,621	$36,868

The Company recorded goodwill adjustments during the period related to the finalization of the Tertio purchase price, which is expected to be completed in the second quarter of 2005 and contingent consideration and resulting goodwill of approximately $56,000 related to certain specified gross margin results achieved by the sale of TSE products during the period.

The Company’s annual goodwill impairment test was conducted as of July 31, 2004, and it was determined that goodwill, at that time related solely to the CMS acquisition, was not impaired as of the test date. Additionally, goodwill is assessed for impairment at each reporting period end if certain events have occurred indicating that an impairment may have occurred. From July 31, 2004 through March 31, 2005, no events have occurred that management believes may have impaired goodwill.

Identifiable intangible balances include the cumulative effects of changes in foreign currency exchange rates since the acquisition date and were as follows as of March 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Useful Life
Identifiable intangible assets:
Purchased software	$8,990	$829	5 yrs
Customer contracts	2,151	940	1 yr
Purchased licenses	1,335	376	5 yrs
Trademarks and tradenames	1,167	80	6 yrs
Business partnerships	1,455	86	7 yrs
Customer relationships	6,308	893	2-7 yrs
	$21,406	$3,204

As of December 31, 2004, identifiable intangibles were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$9,180	$326	5 yrs
Customer contracts	1,859	305	1 yr
Purchased licenses	1,335	309	5 yrs
Trademarks and tradenames	1,196	33	6 yrs
Business partnerships	1,491	35	7 yrs
Customer relationships	6,740	800	2-7 yrs
	$21,801	$1,808

Amortization expense of identifiable intangible assets was $1.4 million and $219,000 for the three months ended March 31, 2005 and 2004, respectively.

(4)  Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible, Redeemable Preferred Stock (“Series B Preferred Stock”). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options, warrants and shares held in escrow. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31 (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding	15,988	15,837
Participating securities	2,610	—
Basic weighted average common shares outstanding	18,598	15,837
Effect of dilutive securities - options, warrants and escrow shares	—	2,102
Diluted weighted average common shares outstanding	18,598	17,939

Weighted average options to purchase 1.7 million and 313,000 shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2005 and 2004, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

Weighted average options to purchase 1.9 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2005, as their effect would have been anti-dilutive as a result of the net loss for the period.

The participating securities reflect 2.9 million shares of Series B Preferred Stock less the 290,000 shares that are held in escrow.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, shares that are contingently issuable are not included in the computation of basic EPS until all necessary conditions have been satisfied (in essence, when issuance of the shares are no longer contingent).

(5) Stock-Based Compensation

The Company applies the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock-based compensation arrangements. Non-employee stock compensation arrangements are accounted for under SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services.”

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$(2,148)	$244
Stock based compensation expense under the fair value method	(608)	(579)
Pro forma net loss	$(2,756)	$(335)

Earnings (loss) per common share as reported:
Basic	$(0.12)	$0.02
Diluted	$(0.12)	$0.01
Pro forma loss per common share:
Basic	$(0.15)	$(0.02)
Diluted	$(0.15)	$(0.02)

(6) Concentration of Credit Risk

For the three months ended March 31, 2005, the Company recognized 26% (14% and 12%) of total revenue from two significant customers (defined as contributing at least 10%), in the telecommunications industry.  For the three months ended March 31, 2004, the Company recognized 76% (34%, 18%, 13% and 11%), of total revenue from four significant customers, all in the telecommunications industry.

As of March 31, 2005, five significant customers accounted for approximately 64% (18%, 12%, 12%, 11% and 11%) of contract receivables.  At December 31, 2004, three significant customers accounted for approximately 58% (30%, 17% and 11%) of contract receivables.

In the past, and currently, the Company earns a significant portion of its revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of the Company’s customer base through recent acquisitions. However, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could be materially harmful to the Company’s business, financial condition, results of operations and cash flows.

(7) Notes Payable

The Company’s notes payable consist of the following (in thousands):

As of March 31, 2005
Long-term seller financed notes payable, interest at weighted average rate of 11.62%, due in varying quarterly principal installments beginning March 31, 2006, with final maturity on December 31, 2007	$12,496
Short-term seller financed note payable, interest at 5.50%, due June 30, 2005	2,000
Debt issuance costs	(97)
Total notes payable	14,399
Less current portion, net	(3,336)
Long-term debt, excluding current installments, net	$11,063

The Company entered into the long-term seller-financed notes payable (“Long-Term Notes”) on November 2, 2004, in conjunction with the acquisition of Tertio.  From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. For accounting purposes, interest is recognized using an effective rate of 11.62% for the term of the notes. Interest is accrued and added to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable in cash on a quarterly basis in addition to the scheduled principal payments. Accrued interest of approximately $546,000 has been added to the principal balance of the Long-Term Notes from their inception through March 31, 2005. The Long-Term Notes payable may be prepaid at any time without penalty. Beginning in March 2005, if the Company’s quarterly cash balances exceed $7.0 million, the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on its projections of cash balances, the Company believes that these additional payments will not be required through March 31, 2006. The scheduled principal payments on the Long-Term Notes are as follows (in thousands):

Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,636
$12,496

The Long-Term Notes have an effective interest rate of approximately 11.62% and a maturity date of December 31, 2007. In the 2005 proxy, the Company is asking stockholders to approve the exchange of the long-term notes into convertible notes. The outstanding principal balance on the notes plus accrued interest through May 16, 2005 will total approximately $12.7 million, and upon stockholder approval, would be exchanged for notes that would be convertible into approximately 3.8 million shares of the Company’s common stock at $3.296 per share. The convertible notes would bear interest at the Federal Applicable Rate, which is approximately 3.5% as of May 2005. In addition, all principal and unpaid interest would be due and payable on December 31, 2007 under the convertible notes. If the Company’s quarterly cash balances exceed $7.0 million the holder of the convertible note may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. The notes are secured by substantially all of the assets of Evolving Systems and a pledge, subject to certain limitations, of the shares of its subsidiaries.

The Long-Term Notes subject the Company to certain affirmative and negative covenants, including a financial covenant indexed to the Company’s computation of EBITDA, as defined. The Company will be required to comply with such covenants beginning June 30, 2005.

Evolving Systems has agreed to convene a meeting of its stockholders to seek the approval from its stockholders of the exchange of the Long-Term Notes into convertible notes. The Company’s inability to convene the Initial Shareholders’ Meeting, as defined, by May 16, 2005, constitutes an event of default under this note. The Company believes it will be able to convene this meeting by the appointed time.

The Company also entered into the short-term seller financed note payable on November 2, 2004, in conjunction with the acquisition of Tertio.  The first installment of $2.0 million was paid on March 31, 2005. The final installment of $2.0 million is due on June 30, 2005. The short-term seller financed note bears interest at a rate per annum equal to five and one-half percent, due on each of the previously mentioned payment dates. Upon an event of default, the short-term seller financed note would bear interest at the greater of (a) eight and one-half percent or (b) the London Interbank Offering Rate (LIBOR). The short-term seller financed note may be prepaid at any time without penalty.

The notes issued in connection with the Tertio acquisition prohibit the Company from declaring dividends to our common stockholders during the term of the notes.

The promissory note payable, which was issued in conjunction with the acquisition of TSE, was paid in full on March 31, 2005 in accordance with the acquisition agreement. Interest expense of $427,000 was recognized during the three months ended March 31, 2005 related to notes payable issued in the TSE and Tertio acquisitions.

(8) Income Taxes

The Company recorded a net income tax benefit of $278,000 and $8,000 for the three months ended March 31, 2005 and 2004, respectively. The net benefit during the three months ended March 31, 2005 consists of current income tax expense of approximately $190,000 and a deferred tax benefit of $468,000 both of which are related to the Company’s UK-based operations.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2005, this deferred tax liability was $4.2 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of March 31, 2005, this deferred tax liability was $115,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

As of March 31, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance on the domestic net deferred tax asset due to uncertainties related to the Company’s ability to utilize its domestic deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative.  In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company is not reasonably assured that such benefits will be realized.  The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. It is reasonably possible that future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on the Company’s results of operations and financial position.

(9) Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the downturn in the U.S. telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At March 31, 2005 and December 31, 2004, the remaining accrual related to the closure of the satellite offices.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  During the three months ended March 31, 2005 the Company recorded a recovery of $48,000 related to the closure of the satellite offices as the actual costs to close these facilities were less than its original estimate.  As of March 31, 2005 approximately $15,000 was included in accounts payable and accrued liabilities, and approximately $1,000 was included in long-term obligations, related to the closure of the satellite offices.

The following table summarizes the change in the accrual balance since December 31, 2004 (in thousands):

Closure of Satellite Offices
Accrual balance December 31, 2004	$79
1st quarter adjustments	(48)
1st quarter cash payments, net	(15)
Accrual balance March 31, 2005	$16

(10) Segment Information

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue
License fees and services	$5,081	$3,219
Customer support	4,757	2,547
	9,838	5,766

Segment profit, excluding depreciation and amortization
License fees and services	2,105	2,149
Customer support	2,726	884
	4,831	3,033

Other operating expenses	5,003	2,362
Depreciation and amortization	1,797	492
Restructuring and other	(48)	—
Income (loss) from operations	$(1,921)	$179

Geographic Regions

The Company uses the customer locations as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue
United States	$5,016	$5,766
Europe, Middle East, Africa and Asia	4,822	—
Total revenues	$9,838	$5,766

	As of March 31, 2005	As of December 31, 2004
Long-lived assets, net
United States	$14,208	$14,681
Europe, Middle East, Africa and Asia	43,185	45,573
Total long-lived assets	$57,393	$60,254

(11) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors; the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

The Company’s standard license agreements contain a warranty provision that the software will be free of material defects and will operate in accordance with the stated requirements.  The warranty provisions require the Company to cure any defects through any reasonable means.  To date, no claims under the warranty provisions have been brought to the Company’s attention.  The Company’s customers typically purchase annual maintenance services as well and as a matter of course, the Company provides fixes for known defects through the provision of such maintenance services.  As a result, the Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal.  Accordingly, the Company has not recorded liabilities for these warranty provisions as of March 31, 2005 and December 31, 2004.

The Company’s software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of March 31, 2005 and December 31, 2004.

In relation to the acquisitions of Tertio, TSE and CMS, the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

(12) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the modified prospective method of adoption, SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as awards previously granted continue to vest) for the unvested portion of those awards that remain outstanding at the date of adoption. In accordance with adoption provisions released by the SEC, SFAS 123(R) will be effective for the Company on January 1, 2006. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the stock incentive plans’ pro forma disclosure provides a reasonable measure of the expected annual impact.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under “Risk Factors” on pages 9 through 22 as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical software products and services to communications carriers. We maintain long-standing relationships with many of the largest wireline, wireless and cable communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”). Included among our more than 50 customers are four of the largest wireline carriers in North America, one of the largest cable companies in North America and three of the world’s 10 largest wireless carriers. We offer software products and solutions in three core areas — numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; a service activation solution that is used to activate complex bundles of voice, video and data services; and mediation solutions supporting data collection for both service assurance and billing applications.  Historically, our products have been used to support traditional telephony capabilities; however, today many communications carriers are using our products to support its Voice over Internet Protocol (“VoIP”) offerings.

The core Evolving Systems portfolio that included ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, has recently been expanded, as a result of three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 we acquired a network mediation and service assurance solution to add to our product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC (“TSE”) on October 15, 2004 we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities.  Most recently, on November 2, 2004, we acquired Tertio Telecoms Ltd. (“Tertio”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America.  Tertio’s activation solution, Provident™, and mediation solution Evident™, strengthen our overall product portfolio. Our significantly expanded product and service capabilities now enable us to address a larger portion of our customer’s application needs. As a result, we have become a company with global reach and a customer base that includes many of the world’s leading communications carriers.  We are positioned as a provider of OSS, NSS and comprehensive systems integration capabilities. These complementary competencies enable us to address and implement solutions across much of a customer’s back office.

Company Background

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (“the Telecom Act”), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio, of which we are best known for our LNP and service activation solutions.

Historically, we have helped our customers integrate our products into their existing business process and OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy.  The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customers’ back office to meet the specific requirements of each customer. This customer specific effort is complementary to product development investments driven by more traditional marketing efforts. Solutions which include our products, as well as product extensions and integration, are typically licensed to our customers and supported by us. In 2004, our sales reach was expanded to include both direct and indirect sales.  New partnerships with network equipment providers and system integrators to extend our reach to new geographical regions as well as helping us further penetrate our existing territories were achieved during the year.  We have also created packaged products with our channel partners, where we provide the underlying product and our partner provides some or most of the integration services.

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

•                  Income taxes

•                  Intangible assets

•                  Business combinations

•                  Capitalization of internal software development costs

For a detailed discussion on the application of these accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Developments

Acquisition of TSE

In October 2004, we acquired TSE.  TSE’s VeriPort™ and Verify™ products are sold to United States of America (“U.S.”) wireline and wireless carriers, and provide for simulation of the nation’s centralized Number Portability Administration Center (“NPAC”) and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems.  TSE has installed its products at several of the leading wireless and wireline carriers in North America. By acquiring TSE, we have expanded our customer base and extended the set of solutions we offer our numbering solutions customers.

Acquisition of Tertio

In November 2004, we acquired Tertio, our third acquisition in a twelve month period. By acquiring Tertio we became a global company with a customer base that includes many of the world’s largest communication carriers. Tertio’s activation and mediation solutions, Provident and Evident, fit well with elements of our product portfolio, enabling us to provide activation solutions and strengthening our current mediation and service assurance offerings.

In January 2005, we changed Tertio’s name to Evolving Systems Limited (“Evolving Systems U.K.”). We also renamed the Provident activation product “Tertio”, to build on the strong recognition of the Tertio brand in the service activation market. The name changes are reflected in this filing where appropriate.

Expansion of Offshore Development Subsidiary

In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (“Evolving Systems India”).  For several years, offshore development, through a subcontractor, had been a key aspect of our low-cost, accelerated-deployment strategy. With the formation of Evolving Systems India we now have more control and flexibility and lower costs than with our previous outsourced development, which used an offshore third party contractor. As of March 31, 2005, we had approximately 65 employees in our Indian office with plans for further expansion as demand dictates.

Customer Support Revenue Deferral

During the first quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this maintenance arrangement, the customer purchased professional services, specified licensed software upgrades and support services.  Since fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract was deferred until the specified licensed software upgrades were delivered and accepted by the customer.  During the third quarter of 2004, we delivered and obtained acceptance of the specified licensed software upgrades. Since vendor specific objective evidence of fair value existed for all of the remaining undelivered elements in the arrangement, we recognized the residual amount of revenue for all delivered elements at that time.  Our 2005 customer support contract with the same customer did not contain these additional accounting elements, and was not deferred. Accordingly, we recognized approximately $1.0 million of customer support revenue related to this contract in the first quarter of 2005.

Results of Operations

The following table presents the Company’s consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
REVENUE
License fees and services	52%	56%
Customer support	48%	44%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	30%	18%
Costs of customer support, excluding depreciation and amortization	21%	29%
Sales and marketing	24%	16%
General and administrative	25%	16%
Product development	1%	9%
Depreciation	4%	5%
Amortization	15%	4%
Restructuring and other expenses	—	—
Total costs of revenue and operating expenses	120%	97%

Income (loss) from operations	(20)%	3%
Other (expense) income, net	(5)%	1%
Income (loss) before income taxes	(25)%	4%
Benefit from income taxes	3%	—
Net income (loss)	(22)%	4%

The three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, maintenance upgrades and warranty fees.  Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period.  Total revenue was $9.8 million and $5.8 million for the three months ended March 31, 2005 and 2004, respectively. The following table presents the Company’s revenue by product group (in thousands).

	Three Months Ended March 31,
	2005	2004
Numbering solutions	$3,790	$5,101
Mediation	1,855	665
Activation	4,193	—
	$9,838	$5,766

License Fees and Services

License fees and services revenue increased 58% to $5.1 million for the three months ended March 31, 2005, from $3.2 million for the three months ended March 31, 2004.  The increase in license fees and services revenue is due to activation sales related to products acquired in the Tertio acquisition and increased mediation revenue, offset by lower revenue from our number portability and inventory products.  The decline in number portability and inventory products is due to industry consolidation and smaller overall license sales which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

Customer Support

Customer support revenue increased 87% to $4.8 million for the three months ended March 31, 2005, from $2.5 million for the three months ended March 31, 2004.  The increase in customer support revenue during the first quarter of 2005 is due to increased revenue related to the support of activation products acquired in the Tertio acquisition as well as increased customer support revenue related to numbering solutions products, partially offset by price reductions in certain customer support contracts. Numbering solutions customer support revenue was lower in the first quarter of 2004 due to a large customer support contract that was deferred until the acceptance of specified upgrades, which occurred during the third quarter of 2004.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation and amortization, were $5.0 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $3.0 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.  The increase of $1.9 million, or 178%, is due to more projects in delivery as a result of the Tertio acquisition, as well as additional costs related to the U.K. development transition to our off-shore development model which utilizes Evolving Systems India. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 59% for the three months ended March 31, 2005 from 33% for the three months ended March 31, 2004.  The increase as a percentage of license fees and services revenues was due to the aforementioned increased costs related to the U.K. development transition to our off-shore development model and the increased costs from Evolving Systems U.K. and TSE which exceeded the increase in revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $2.0 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.  The increase of $368,000, or 22%, is due to increased hours worked on customer support projects to support products acquired in the Tertio and TSE acquisitions.  As a percentage of customer support revenue, costs of customer support, excluding depreciation, decreased to 43% for the three months ended March 31, 2005 from 65% for the three months ended March 31, 2004.  The decrease as a percentage of customer support revenue is due to increased revenue in the first quarter of 2005 related to the aforementioned large support contract that was deferred during the first quarter of 2004, but the related costs were expensed during the period and increased revenue from Evolving Systems U.K. and TSE customer support contracts.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $2.4 million and $936,000 for the three months ended March 31, 2005 and 2004, respectively. The increase of $1.5 million, or 156%, is due to additional costs from Evolving Systems U.K. and TSE as well as increased expenses in the U.S. related to increased headcount for sales initiatives designed to penetrate new markets.  As a percentage of total revenue, sales and marketing expenses increased to 24% for the three months ended March 31, 2005 from 16% for the three months ended March 31, 2004.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and the increased expenses in the U.S., which exceeded the increase in revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments; facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $2.5 million and $935,000 for the three months ended March 31, 2005 and 2004, respectively.  The increase of $1.6 million or 167%, is primarily due to costs from Evolving Systems U.K. as well as increased expenses in the U.S. related to significantly higher levels of professional fees.  As a percentage of total revenue, general and administrative expenses increased to 25% for the three months ended March 31, 2005 from 16% for the three months ended March 31, 2004.  The increase as a percentage of revenue is due to the combination of increased  expenses from Evolving Systems U.K. and increased professional fees in the U.S., which was greater than the increase in revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $110,000 and $491,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $381,000, or 78%, is due to decreased hours spent on development of our ServiceXpress™ toolkit, which ended in 2004. In addition, development in 2005 was principally focused on customer specific projects rather than general research and development efforts. Costs for customer-specific projects are reflected as costs of the related revenue.  As a percentage of revenue, product development expenses decreased to 1% for the three months ended March 31, 2005 from 9% for the three months ended March 31, 2004.  The decrease as a percentage of revenue is due to the decreased hours worked on product development versus customer specific projects and the increased revenue in the first quarter of 2005 compared to 2004.

Amortization

Amortization expense consists of amortization of identifiable intangibles from our acquisitions of CMS, TSE and Tertio. Amortization expense was $1.4 million and $218,000 for the three months ended March 31, 2005 and 2004, respectively.  The increase in amortization expense of $1.2 million or 552% is due to amortization related to identifiable intangibles from the acquisitions of Tertio and TSE.  As a percentage of revenue amortization expense increased to 15% for the three months ended March 31, 2005 from 4% for the three months ended March 31, 2004. The increase as a percentage of revenue is due to the aforementioned increase in expenses which was greater than the increase in revenue during the period.

Restructuring and Other Expense

During the three months ended March 31, 2005, we recorded a restructuring recovery of $48,000 in accordance with the Company’s restructuring plan, as follows:

•                  Closure of satellite offices.  We closed all of our satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, we may incur additional costs related to the satellite office closures.  During the three months ended March 31, 2005 we recorded a recovery of $48,000 related to the closure of the satellite offices as the actual costs to close this facilities were less than our original estimate. As of March 31, 2005 approximately $15,000 was included in accounts payable and accrued liabilities, and approximately $1,000 was included in long-term obligations, related to the closure of the satellite offices.

Other Income (Expense), Net

Other income (expense), net, was ($505,000) and $57,000 for the three months ended March 31, 2005 and 2004, respectively.  The expense during 2005 is primarily due to interest expense from the notes payable issued in the acquisitions of TSE and Tertio.

Income Taxes

We recorded net income tax benefits of $278,000 and $8,000 for the three months ended March 31, 2005 and 2004, respectively.  The net benefit during the three months ended March 31, 2005 consists of current income tax expense of approximately $190,000 and a deferred tax benefit of $468,000 both of which are related to the Company’s UK-based operations. This represents an

11% effective tax rate, reflecting the blend of the estimated effective tax rate of our domestic pretax income of approximately 2% and the estimated effective tax rate related to our U.K. pretax income of approximately 30%.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2005, this deferred tax liability was $4.2 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of March 31, 2005, this deferred tax liability was $115,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2005, our principal source of liquidity was $6.5 million in cash and cash equivalents.

Net cash provided by operating activities was $1.5 million in the three months ended March 31, 2005. The main factors in the cash provided by operating activities for the three months ended March 31, 2005 were decreases in accounts receivables of $2.7 million and unbilled work-in-progress of $394,000, interest expense added to debt principal of $317,000 and depreciation and amortization of $1.8 million. Offsetting increases to cash flows from operating activities for the three months ended March 31, 2005 was the net loss of $2.1 million, the deferred foreign income tax benefit of $465,000 and the decreases in accounts payable and accrued liabilities of $553,000 and unearned income of $441,000.

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2004.  The cash generated from operating activities is mainly due to collections of our contract receivables.  The cash flow generated from the collection of contract receivables was partially offset by a decrease in our unearned revenue balance due to recognition of revenue on our annual customer support agreements and delivery of licensed software and services.

Net cash used by investing activities during the three months ended March 31, 2005 was $823,000. Cash used by investing activities for the three months ended March 31, 2005 consisted of additional consideration paid to the sellers of TSE and Tertio of $676,000 and capital expenditures primarily related to the Tertio integration of $158,000.

Net cash used by investing activities during the three months ended March 31, 2004 of $527,000 was primarily due to capital expenditures for internal hardware that improved performance and reliability of our product development environment.

Financing activities used $5.5 million in cash for the three months ended March 31, 2005. During the first quarter of 2005, we made payments of $5.5 million on notes payable and an acquired dividend payable assumed in the Tertio acquisition. We received proceeds of $56,000 during the three months ended March 31, 2005, from the issuance of stock related to our stock option and employee stock purchase plans.

Financing activities provided $203,000 for the three months ended March 31, 2004, related to the exercise of approximately 100,000 stock options.

Working capital (deficit) at March 31, 2005 was ($4.8) million compared to ($3.3) million at December 31, 2004. As previously mentioned, we acquired two companies, TSE and Tertio, during the fourth quarter of 2004. We made payments of approximately $6.2 million during the three months ended March 31, 2005 related to notes payable, an acquired dividend obligation assumed and contingent consideration related to the TSE and Tertio acquisitions. The acquisition of Tertio also includes the issuance of long-term seller-financed notes (“Long-Term Notes”) of approximately $11.9 million of which $1.3 million is due within the next twelve months.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2005 of $6.5 million.

•                  Our ability to generate positive cash flows from operations. During 2003, 2004 and the three months ended March 31, 2005 we generated cash flows from operations of $6.9 million, $4.3 million and $1.5 million, respectively.

•                  Our backlog of approximately $16.9 million, including $4.7 million in license fees and services and $12.2 million in customer support at March 31, 2005.

•                  Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

To the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, it could have an adverse impact on our ability to meet our intended business objectives. Management believes that we have the ability to further reduce operating expenses, if necessary, such that current working capital (exclusive of deferred revenue) and cash flows from operations will be adequate to meet our cash needs through the next twelve months.

Notwithstanding these assessments, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, or an unexpected adverse event, or combination of events, occurs that is beyond management's control, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

We issued the Long-Term Notes payable on November 2, 2004, in conjunction with the acquisition of Tertio.  From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. Interest is accrued to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable on a quarterly basis in addition to the scheduled principal payments. The Long-Term Notes may be prepaid at any time without penalty. Beginning on March 31, 2005, if our quarterly cash balances exceed $7.0 million the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on our current cash projections, no such additional payments will be required during the twelve months ended March 31, 2006. The scheduled principal payments on the long-term seller financed notes are as follows (in thousands):

Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,636
$12,496

In the upcoming annual stockholders’ meeting we are asking stockholders to approve the exchange of the Long-Term Notes into convertible notes (“Convertible Notes”). The currently outstanding notes plus accrued interest through May 16, 2005 totaling approximately $12.7 million, upon stockholder approval, would be exchanged for notes that could be convertible into approximately 3.8 million shares of our common stock at $3.296 per share. The Convertible Notes would bear interest at the Federal Applicable Rate, which is currently approximately 3.5%. In addition, all principal and unpaid interest would be due and payable on December 31, 2007 under such Convertible Notes. If we do not obtain stockholder approval to permit holders to exchange some or all of the Long-Term Notes into Convertible Notes, and such notes are not converted, we will be required to service the full amount of the Long-Term Notes and related interest payments. Our inability to convene the Initial Shareholders’ Meeting, as defined, by May 16, 2005, constitutes an event of default under this note. We believe we will be able to convene this meeting by the appointed time.

The Long-Term Notes subject us to certain affirmative and negative covenants, including a financial covenant indexed to our computation of EBITDA, as defined.  We will be required to comply with such covenants beginning June 30, 2005.

Factors That Might Affect Operating Results

These results should be read in conjunction with the risk factors defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Statements contained in this Quarterly Report with respect to future revenue and expenses are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ. Among the factors that could cause actual results to differ are those described below and in more detail in our Annual Report on Form 10-K.

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

Historically sales of our products have been limited to customers in the United States. Our only international operational experience has been with our Indian offshore development subsidiary. The acquisition of Tertio resulted in the addition of significant sales and operations outside the United States, including Europe, Asia and Africa. If we are unable to manage our sales and operations on a global basis, our financial condition or results of operations could be materially adversely affected.  Our international business is subject to the financial and operating risks including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	difficulties in maintaining effective controls over financial reporting across geographically dispersed entities, including those related to different business practices in foreign countries;

•	internal control related risks of operating a foreign subsidiary;

•	changes in demand of our products and services due to the perception that we are an “American” company in countries where the United States’ foreign policy is not viewed favorably;
•	fluctuating exchange rates, tariffs, currency repatriation restrictions and other barriers;
•	difficulties in staffing and managing foreign subsidiary operations;
•	import or export restrictions;
•	greater difficulties in accounts receivable collection and longer payment cycles;
•	potentially adverse tax consequences and additional tax considerations such as foreign withholding taxes and payment of value added tax (“VAT”);
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in a country’s economic or political conditions; and
•	differing customer and/or technology standards requirements.

Our stockholders will be diluted by the conversion of outstanding Series B Convertible Preferred Stock and, if approved by our stockholders, the exchange of the long-term notes into convertible notes.

In consideration for our acquisition of Tertio, we made a cash payment of $11.0 million, issued 966,666 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), issued a short-term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued Long-term Notes with an aggregate principal amount of approximately $11.9 million bearing interest initially at 11% per annum (increasing to 14% on the second anniversary).  Subject to stockholder approval, the holders of the Long-Term Notes have elected to exchange these notes for convertible notes, convertible into shares of our common stock, and bearing interest at the applicable federal rate at the time the Convertible Notes are issued, currently about 3.5%.

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

Prior to our acquisition of Tertio, only one of our stockholders beneficially owned in excess of five percent of our common stock.  If the Series B Preferred Stock and the Convertible Notes are exchanged for shares of our common stock, the holders and their affiliates would hold in excess of twenty percent (but no more than thirty-three percent) of the outstanding shares of our common stock.  The sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.  Additionally, such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management of Evolving Systems.  In addition, there are no restrictions, in the form of a standstill agreement or otherwise, on the ability of such stockholders or their affiliates to purchase additional shares of our common stock and thereby further increase their ownership interests.

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

There is a potential that the Company will incur additional charges in the future related to various provisions of the financial instruments issued in connection with the acquisition of Tertio.  Subject to stockholder approval and election by the note holders, the Long-Term Notes initially bearing interest at 11% per annum could be exchanged for a combination (based on the allocation election of the note holders) of convertible notes bearing interest at the applicable federal rate at the time the convertible notes are issued (currently about 3.5%), and fixed rate, non-convertible notes bearing interest initially at 9% per annum. The holders of the Long-Term Notes have elected to exchange the full principal of those notes, and accrued interest, for Convertible Notes. Such exchange is dependent upon the approval by the Company’s stockholders to increase the number of authorized shares and to approve such exchange.  When and if such exchange occurs, the extinguishment of the Long-Term Notes and the issuance of the Convertible Notes will be recorded at their fair value, which could result in a charge reducing our income which in turn could negatively affect our stock price.  Fair value assessments are dependent upon market factors in existence at the time of measurement.

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

The notes issued in conjunction with the Tertio acquisition contain certain affirmative and negative covenants that, if breached, could result in the acceleration of such notes becoming immediately due and payable.  The covenants include the Company’s agreement to do the following:

•                  Convene a stockholders’ meeting on or before May 16, 2005 to request approval of (a) the exchange of the Long-Term Notes for Convertible Notes and (b) an amendment to our Certificate of Incorporation increasing the authorized common stock;

•                  comply with applicable laws and licensing requirements;

•                  file and pay all applicable taxes as they become due; and

•                  operate in the ordinary course of business.

The covenants also include the Company’s agreement not to do any of the following (except as specifically authorized in such notes):

•                  liquidate, dissolve or wind-up operations;

•                  pay any dividends or make prepayments on any indebtedness;

•                  acquire any other businesses or entities or make investments in third parties;

•                  sell or transfer a substantial portion of the Company’s assets;

•                  incur additional indebtedness or permit any liens on the Company’s assets;

•                  make capital expenditures beyond established thresholds; or

•                  take certain other operational actions.

The covenants may limit the Company’s flexibility in planning for, or reacting to changes in, its business.  Failure to comply with such covenants, if not waived, could result in the acceleration of the notes. If the Company is required to pay the notes on an accelerated basis, it would have a significant adverse impact on the Company’s liquidity and financial condition and could cause us to incur additional indebtedness.

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

•                  competition by existing and emerging competitors in the communications software markets;

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

Liquidity

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments, but to the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, or an unexpected adverse event, or combination of events, occurs that is beyond management's control, it could have an adverse impact on our ability to meet our intended business objectives. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Regulatory Uncertainties

The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring Regional Bell Operating Companies (“RBOCs”) to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Telecom Act with respect to wireless carriers until November 2003, these delays had an impact on our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon Wireless petitioned the FCC requesting forbearance from this requirement, we saw our wireless customers delay making decisions to purchase WNP products. WNP went into effect in November 2003. However, any invalidation, repeal or modification in the requirements imposed by the Telecom Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.  Additionally, with our acquisition of Tertio, we are now subject to numerous regulatory requirements of foreign jurisdictions.  Any compliance failures or changes in such regulations could also materially harm our business, financial condition, results of operations and cash flows.

Reliance on Significant Customers

In the past, and currently, we earn a significant portion of our revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of our customer base through our recent acquisitions. However, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could be materially harmful to our business, financial condition, results of operations and cash flows.

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

•

we may have difficulty in maintaining controls, procedures and policies during the transition and integration, as well as successfully completing in 2005 management’s assessment of its internal controls over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act and our independent registered public accounting firm’s examination thereon as required by Section 404(b) of the Sarbanes-Oxley Act;

•	customers of the acquired company may decide not to renew their contracts with the combined entity and other ongoing business may be disrupted by transition and integration issues;

•	we may not be successful in cross-selling products between Evolving Systems’ and the acquired companies’ customer bases;

•	the financial and strategic goals for the acquired and combined businesses may not be achieved;

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

Lengthy Implementation Process; Customer Acceptance of Our Solutions, Risk of Software Defects

Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer’s unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation. This could materially harm our business, financial condition, results of operations and cash flows.

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

Lengthy Sales Cycle

Large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months, making it difficult for us to forecast the timing and magnitude of sales contracts. For example, customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter and year to year.

Consolidations and Budget Cutbacks in the Industry

The U.S. communications industry has recently experienced significant reorganization and consolidation. This may continue.  Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, due to a major downturn in the U.S. communications industry which began in the second half of 2000 (and continues to the present), many of the companies in the communications industry reduced their capital expenditures in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases.  The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

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

Rapid Technological Change; Risks Associated with New Versions and New Products

The market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur. There can be no assurance we will successfully identify new product opportunities or will achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, our business, financial condition, results of operations may be materially harmed.

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

Risks Associated with Managing Expense

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

We believe that our ability to compete successfully depends on numerous factors. For example, the following factors affect our ability to compete successfully:

•                  how well we respond to our customers’ needs;

•                  the quality and reliability of our products and services and our competitors’ products and services;

•                  the price for our products and services, as well as the price for our competitors’ products and services;

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

Risks Associated with Recruiting and Retaining Personnel

Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. There can be no assurance that we will be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced difficulty in recruiting and retaining such personnel. In addition, our stock option plan terminates on January 19, 2006 and under Nasdaq rules we will be required to obtain stockholder approval to establish a new equity compensation plan. If we are unsuccessful in obtaining this approval, our ability to attract or retain employee may be harmed. Our failure to retain personnel or to hire qualified personnel on a timely basis could materially harm our business, financial condition, results of operations and cash flows.

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

Protection of Intellectual Property

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our LNP products, NumberManager® and OrderPath®, and elements of our OmniPresenceServer application and have applied for patent protection on various other elements of our OmniPresenceServer™ application and our ServiceXpress Test Harness application. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that others will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.

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

•                  Such open source software may be made available under a license such as the GNU General Public License (“GPL”) or GNU Lesser General Public License (“LGPL”) which imposes certain obligations on us in the event we were to distribute derivative works based on the open source software.  These obligations may require us to make source code for these derivative works available to the public or license the derivative works under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

We Have Never Paid Cash Dividends

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

Certain Anti-Takeover Provisions

Our restated certificate of incorporation allows our board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our Board of directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain “poison pill” provisions. In connection with the Tertio acquisition, we issued 966,666 shares of Series B Preferred Stock. We have no current plans to issue additional shares of preferred stock.

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

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

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of March 31, 2005, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

As we reported on our Form 8-K filed on May 3, 2005, Evolving Systems Limited, a wholly-owned subsidiary of Evolving Systems Holdings Limited, which is our wholly-owned subsidiary, entered into a lease agreement (the “Lease”) with Balfour Beatty PLC on March 30, 2005 for office space in London, England.  A copy of the Lease is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

(a)          Exhibits

Exhibit 10.1 – Lease agreement dated as of March 30, 2005, by and between Evolving Systems Limited and Balfour Beatty PLC

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

Date: May 16, 2005	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)