Form 10-Q
period 2005-06-30
EVOLVING SYSTEMS INC
filed 2005-08-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005 there were 16,049,754 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,567	$11,386
Current portion of restricted cash	100	100
Contract receivables, net of allowance of $44 at June 30, 2005 and December 31, 2004	6,065	11,296
Unbilled work-in-progress	1,467	1,323
Prepaid and other current assets	1,742	1,832
Total current assets	13,941	25,937
Property and equipment, net	2,269	2,563
Intangible assets, net	16,282	19,993
Goodwill	35,596	37,698
Long-term restricted cash	300	300
Total assets	$68,388	$86,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and long-term obligations	$4,451	$31
Short-term notes payable	—	4,880
Accounts payable and accrued liabilities	6,125	8,357
Payable to Tertio sellers	—	2,664
Deferred foreign income taxes	128	265
Unearned revenue	10,298	13,083
Total current liabilities	21,002	29,280
Long-term liabilities:
Long-term obligations	88	125
Notes payable, net of current portion	8,336	11,849
Deferred foreign income taxes	3,735	4,642
Total liabilities	33,161	45,896

Commitments and contingencies

Series B convertible redeemable preferred stock; $.001 par value; 966,666 shares issued and outstanding as of June 30, 2005 and December 31, 2004.	11,281	11,281

Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,037,477 and 15,987,217 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.	16	16
Additional paid-in capital	67,828	67,765
Other comprehensive income (loss)	(600)	1,994
Accumulated deficit	(43,298)	(40,461)
Total stockholders’ equity	23,946	29,314
Total liabilities and stockholders’ equity	$68,388	$86,491

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
License fees and services	$4,741	$2,383	$9,822	$5,602
Customer support	5,185	2,878	9,942	5,425
Total revenue	9,926	5,261	19,764	11,027

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,393	1,125	5,369	2,194
Costs of customer support, excluding depreciation and amortization	1,636	1,816	3,667	3,480
Sales and marketing	2,423	901	4,815	1,837
General and administrative	1,481	934	3,982	1,869
Product development	495	241	605	732
Depreciation	384	265	760	539
Amortization	1,395	214	2,816	432
Restructuring and other expenses (recovery)	(3)	—	(51)	—
Total costs of revenue and operating expenses	10,204	5,496	21,963	11,083
Loss from operations	(278)	(235)	(2,199)	(56)

Other income (expense):
Interest income (expense), net	(368)	67	(758)	124
Other income (expense), net	(59)	—	(174)	—
Total other income (expense), net	(427)	67	(932)	124

Income (loss) before income taxes	(705)	(168)	(3,131)	68
Benefit from income taxes	16	—	294	8
Net income (loss)	$(689)	$(168)	$(2,837)	$76

Basic income (loss) per common share	$(0.04)	$(0.01)	$(0.15)	$0.00

Diluted income (loss) per common share	$(0.04)	$(0.01)	$(0.15)	$0.00

Weighted average basic shares outstanding	18,639	15,853	18,619	15,845
Weighted average diluted shares outstanding	18,639	15,853	18,619	17,590

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,837)	$76
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	760	539
Amortization of intangible assets	2,816	432
Amortization of debt issuance costs	26	—
Interest expense added to debt principal	660	—
Gain on disposal of property and equipment	(12)	—
Bad debt recovery	—	(21)
Benefit from foreign deferred income taxes	(920)	—
Change in operating assets and liabilities:
Contract receivables	5,044	6,743
Unbilled work-in-progress	(53)	606
Prepaid and other assets	51	(350)
Accounts payable and accrued liabilities	(1,243)	(665)
Unearned revenue	(2,482)	(2,490)
Long-term obligations	(20)	(19)
Net cash provided by operating activities	1,790	4,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(529)	(756)
Proceeds from sale of property and equipment	18	3
Business combinations, net of cash acquired	(365)	41
Net cash used in investing activities	(876)	(712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(15)	(14)
Principal payments on notes payable	(4,889)	—
Payment of amount due to Tertio sellers	(2,616)	—
Proceeds from the issuance of stock	63	340
Net cash (used in) provided by financing activities	(7,457)	326

Effect of exchange rate changes on cash	(276)	(2)

Net (decrease) increase in cash and cash equivalents	(6,819)	4,463
Cash and cash equivalents at beginning of period	11,386	17,999
Cash and cash equivalents at end of period	$4,567	$22,462

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$147	$7

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Interim Consolidated Financial Statements. The accompanying consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Foreign Currency Translation. The Company’s foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). For the three and six months ended June 30, 2005 transaction gains were approximately $61,000 and $125,000, respectively. For the three and six months ended June 30, 2004, transaction gains (losses) were approximately $1,000 and ($2,000), respectively.

Comprehensive Income. The Company’s comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment.  For the three and six months ended June 30, 2005 total comprehensive loss was approximately $2.2 million and $5.4 million, respectively. For the three and six months ended June 30, 2004, total comprehensive income (loss) was ($177,000) and $69,000, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated.

Reclassification. As a result of the significance of the intangible assets and the related amortization expense from the acquisitions of Tertio Telecoms Limited (“Tertio”) and Telecom Software Enterprises LLC. (“TSE”), the Company is now reporting amortization expense as a separate line item on the statements of operations. In quarterly periods prior to December 31, 2004, amortization of intangibles was shown within costs of license fees and services and costs of customer support. Prior period balances have been reclassified to conform with the current period’s presentation.

Revenue Recognition. The Company derives revenue from two primary sources: license fees/services and customer support.  We recognize revenue in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition we have applied the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

The majority of the Company’s license fees and services revenue is generated from fixed-price contracts which provide for both licenses to its software products and services. Revenue under these arrangements, where the services are determined to be essential to the functionality of the delivered software, is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts,” once a license agreement has been signed, the fee is fixed or determinable and collectibility is reasonably assured.  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.  The estimated percentage of completion on contracts entered into by the Company’s United Kingdom (“U.K.”) subsidiary, Tertio, are based upon the ratio of direct project costs incurred to total estimated direct project costs.  The use of direct project costs approximates what would have resulted had direct labor hours been used since the majority of direct project costs consist of direct labor.  Due to the fact that the estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected during the succeeding 12 months.

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

(2) Business Combinations

Tertio

On November 2, 2004, the Company acquired all of the outstanding shares of privately-held, U.K.-based Tertio. Total consideration for Tertio’s net assets determined in accordance with GAAP approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, of which $4.0 million was paid during the first half of 2005, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in estimated transaction-related costs. Of the total purchase price, 10% was deposited in escrow with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  Of the funds deposited in escrow, 80% will remain in escrow until November 2, 2005 and the remaining 20% will remain in escrow until November 2, 2007, unless sooner released to the Company in payment of indemnification claims. Both Evolving Systems and Tertio operate on a calendar year. The acquisition was recorded as a purchase business combination and Tertio’s results of operations have been combined with Evolving Systems’ from the acquisition date forward.

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

In January 2005, Tertio changed its name to Evolving Systems Limited and is sometimes referred to in this Form 10-Q as “Evolving Systems U.K.”.

TSE

On October 15, 2004, the Company acquired all of the outstanding ownership interests in privately-held TSE. Total GAAP consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs.  The note payable was due and paid on March 31, 2005. Of the total purchase price, $250,000 was deposited in escrow for one year with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, the contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. The Company paid $447,000 of contingent consideration recorded at December 31, 2004 during the first quarter of 2005.  During the three and six months ended June 30, 2005, the Company recorded additional contingent consideration and resulting goodwill related to certain specified gross margin results achieved by the sale of TSE products during the period of approximately $182,000 and $238,000. The additional contingent consideration is paid within 45 days of the last day of the quarter in which it is earned. The acquisition was treated as a purchase business combination and the results of TSE’s operations have been combined with Evolving Systems’ from the acquisition date forward. Both Evolving Systems and TSE operate on a calendar year.

TSE’s products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation’s centralized Number Portability Administration Center (“NPAC”) and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office Operational Support

Systems (“OSS”).  TSE has installed its products at many of the leading wireless and wireline carriers in North America. By acquiring TSE, the Company has expanded its customer base and extended the set of solutions it offers its Local Number Portability (“LNP”) customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on the TSE’s solid reputation as a provider of LNP products, the Company’s expectation of new customers and the experienced employees acquired in the TSE acquisition.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004
Revenues	$11,419	$23,710
Net loss	$(636)	$(699)
Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)

(3) Goodwill and Intangible Assets

The Company has recorded goodwill and intangible assets from its acquisitions of CMS in 2003 and TSE and Tertio in 2004.  In accordance with SFAS No. 142, goodwill is not amortized but is subject to an impairment test at least annually.  Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair-value-based test. Changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2005 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2004	$20,689	$17,009	$37,698
Adjustments to goodwill	(52)	(67)	(119)
Effects of foreign currency exchange rates	(390)	(321)	(711)
Balance as of March 31, 2005	20,247	16,621	36,868
Adjustments to goodwill	(4)	(152)	(156)
Effects of foreign currency exchange rates	(705)	(411)	(1,116)
	$19,538	$16,058	$35,596

The Company recorded goodwill adjustments during the six months ended June 30, 2005 related to the finalization of the Tertio purchase price and contingent consideration and resulting goodwill related to certain specified gross margin results achieved by the sale of TSE products during the period. The Company may have additional purchase price adjustments related to Tertio as acquired contingencies are resolved and adjustments related to TSE as contingent consideration is earned.

The Company’s annual goodwill impairment test was conducted as of July 31, 2004, and it was determined that goodwill, at that time related solely to the CMS acquisition, was not impaired as of the test date. The Company will continue to monitor the carrying value of the acquired identifiable intangibles and goodwill as it executes on its business plan.  The Company expects to perform its annual required test in the third quarter of 2005.  If the Company determines that a substantial revision to its original financial projections related to the acquisitions is necessary, it is reasonably possible that a review for impairment of the Company’s goodwill and/or related long-lived intangible assets in connection with the annual impairment test, or in future assessments, may indicate that these assets are impaired, and the amount of impairment could be substantial. Additionally, goodwill is assessed for impairment at each reporting period end if certain events have occurred indicating that an impairment may have occurred.

Identifiable intangible balances include the cumulative effects of changes in foreign currency exchange rates since the acquisition date and were as follows as of June 30, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Useful Life
Identifiable intangible assets:
Purchased software	$8,691	$1,260	5 yrs
Customer contracts	2,079	1,389	1 yr
Purchased licenses	1,335	443	5 yrs
Trademarks and tradenames	1,121	124	6 yrs
Partnerships	1,397	133	7 yrs
Maintenance agreements and related relationships	6,159	1,151	2-7 yrs
	$20,782	$4,500

As of December 31, 2004, identifiable intangibles were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Estimated Useful Life
Identifiable intangible assets:
Purchased software	$9,180	$326	5 yrs
Customer contracts	2,196	305	1 yr
Purchased licenses	1,335	309	5 yrs
Trademarks and tradenames	1,196	33	6 yrs
Business partnerships	1,491	35	7 yrs
Customer relationships	6,403	800	2-7 yrs
	$21,801	$1,808

Amortization expense of identifiable intangible assets was $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively, and $214,000 and $432,000 for the three and six months ended June 30, 2004, respectively.

(4)  Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible, Redeemable Preferred Stock (“Series B Preferred Stock”). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options, warrants and shares held in escrow. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	16,029	15,853	16,009	15,845
Participating securities	2,610	—	2,610	—
Basic weighted average common shares outstanding	18,639	15,853	18,619	15,845
Effect of dilutive securities - options and warrants	—	—	—	1,745
Diluted weighted average common shares outstanding	18,639	15,853	18,619	17,590

Weighted average options to purchase 818,000 and 1.3 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2005, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period. Weighted average options to purchase 2.8 million and 2.3 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2005, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

Weighted average options to purchase 2.9 million shares of common stock were excluded from the dilutive stock calculation for the three months ended June 30, 2004, as their effect would have been anti-dilutive as a result of the net loss for the period. Weighted average options to purchase 393,000 shares of common stock were excluded from the dilutive stock calculation for the six months ended June 30, 2004 because their exercise prices were greater than the average fair value of the Company’s stock for the period.

The participating securities reflect 966,666 shares of Series B Preferred Stock, convertible into 2.9 million shares of the Company’s common stock, less the 96,667 shares of Series B Preferred Stock, convertible into 290,000 shares of the Company’s common stock, that are held in escrow.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, shares that are contingently issuable are not included in the computation of basic EPS until all necessary conditions have been satisfied (in essence, when issuance of the shares are no longer contingent).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(689)	$(168)	$(2,837)	$76
Stock based compensation expense under the fair value method	(617)	(395)	(1,225)	(579)
Pro forma net loss	$(1,306)	$(563)	$(4,062)	$(503)

Earnings (loss) per common share as reported:
Basic	$(0.04)	$(0.01)	$(0.15)	$0.00
Diluted	$(0.04)	$(0.01)	$(0.15)	$0.00
Pro forma loss per common share:
Basic	$(0.07)	$(0.04)	$(0.22)	$(0.03)
Diluted	$(0.07)	$(0.04)	$(0.22)	$(0.03)

(6) Concentration of Credit Risk

For the three and six months ended June 30, 2005, the Company recognized 27% (14% and 13%) and 26% (14% and 12%), respectively, of total revenue from two significant customers (defined as contributing at least 10%), in the telecommunications industry.  For the three months ended June 30, 2004, the Company recognized 70% (20%, 16%, 13%, 11% and 10%) of total revenue from five significant customers, all in the telecommunications industry. For the six months ended June 30, 2004, the Company recognized 68% (23%, 19%, 14% and 12%) of total revenue from four significant customers, all in the telecommunications industry.

As of June 30, 2005, two significant customers accounted for approximately 20% (10% and 10%) of contract receivables.  At December 31, 2004, three significant customers accounted for approximately 58% (30%, 17% and 11%) of contract receivables.

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

(7) Notes Payable

The Company’s notes payable consist of the following (in thousands):

As of June 30, 2005
Long-term seller financed notes payable, interest at weighted average rate of 11.62%, due in varying quarterly principal installments beginning March 31, 2006, with final maturity on December 31, 2007.	$12,839
Debt issuance costs	(84)
Total notes payable	12,755
Less current portion, net	(4,419)
Long-term debt, excluding current installments, net	$8,336

The Company entered into the long-term seller-financed notes payable (“Long-Term Notes”) on November 2, 2004, in conjunction with the acquisition of Tertio.  From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. For accounting purposes, interest is recognized using an effective rate of 11.62% for the term of the notes. Interest is accrued and added to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable in cash on a quarterly basis in addition to the scheduled principal payments. Accrued interest of approximately $889,000 has been added to the principal balance of the Long-Term Notes from their inception through June 30, 2005. The Long-Term Notes payable may be prepaid at any time without penalty. Beginning in March 2005, if the Company’s quarterly cash balances exceed $7.0 million, the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on its projections of cash balances, the Company believes that these additional payments will not be required through June 30, 2006. The scheduled principal payments on the Long-Term Notes are as follows (in thousands):

Principal Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,979
$12,839

The Long-Term Notes have an effective interest rate of approximately 11.62% and a maturity date of December 31, 2007.  The notes are secured by substantially all of the assets of Evolving Systems and a pledge, subject to certain limitations, of the shares of its subsidiaries.

The Long-Term Notes subject the Company to certain affirmative and negative covenants, including a financial covenant indexed to the Company’s computation of EBITDA, as defined. The Company is required to comply with such covenants beginning June 30, 2005 and was in compliance as of that date.

The Company also entered into short-term seller financed notes payable on November 2, 2004, in conjunction with the acquisition of Tertio.  The first installments of $2.0 million were paid on March 31, 2005. The final installments of $2.0 million plus accrued interest were paid on June 30, 2005. The short-term seller financed note bore interest at a rate per annum equal to five and one-half percent, due on each of the previously mentioned payment dates.

The notes issued in connection with the Tertio acquisition prohibit the Company from declaring dividends to our common stockholders during the term of the notes.

(8) Income Taxes

The Company recorded a net income tax benefit of $16,000 and $294,000 for the three and six months ended June 30, 2005, respectively. The net benefit during the three and six months ended June 30, 2005 consists of current income tax expense of approximately $436,000 and $626,000, respectively and a deferred tax benefit of $452,000 and $920,000, respectively, both of which are related to the Company’s UK-based operations.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2005, this deferred tax liability was $3.7 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of June 30, 2005, this deferred tax liability was $128,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

As of June 30, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance on its domestic net deferred tax asset due to uncertainties related to the Company’s ability to utilize its domestic deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative.  In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods.  The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and, therefore, the Company cannot conclude that it is more likely than not that it will realize such benefits.  The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. It is reasonably possible that future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on the Company’s results of operations and financial position.

(9) Restructuring and Other Expenses

In early 2002, management implemented a restructuring plan (the “Plan”) due to the downturn in the U.S. telecommunications industry, the Company’s sharp decline in revenue, the FCC’s delay in ruling on wireless number portability and other factors.  The Plan included workforce reductions, restructuring of the Company’s headquarters building lease, the closure of its satellite field offices and the write down of certain fixed assets, all of which were executed in 2002. At June 30, 2005 and December 31, 2004, the remaining accrual related to the closure of the satellite offices.

Closure of satellite offices.  The Company closed all of its satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures.  During the three and six months ended June 30, 2005 the Company recorded a recovery of $3,000 and $48,000 related to the closure of the satellite offices as the actual costs to close these facilities were less than its original estimate.  As of June 30, 2005 approximately $13,000 was included in accounts payable and accrued liabilities, and approximately $1,000 was included in long-term obligations, related to the closure of the satellite offices.

The following table summarizes the change in the accrual balance since December 31, 2004 (in thousands):

Closure of Satellite Offices
Accrual balance December 31, 2004	$79
1st quarter adjustments	(48)
1st quarter cash payments, net	(15)
Accrual balance March 31, 2005	16
2nd quarter cash payments	(3)
Accrual balance June 30, 2005	$13

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
License fees and services	$4,741	$2,383	$9,822	$5,602
Customer support	5,185	2,878	9,942	5,425
	9,926	5,261	19,764	11,027

Segment profit, excluding depreciation and amortization
License fees and services	2,348	1,258	4,453	3,408
Customer support	3,549	1,062	6,275	1,945
	5,897	2,320	10,728	5,353

Other operating expenses	4,399	2,076	9,402	4,438
Depreciation and amortization	1,779	479	3,576	971
Restructuring and other	(3)	—	(51)	—
Loss from operations	$(278)	$(235)	$(2,199)	$(56)

Geographic Regions

The Company uses the customer locations as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
United States	$4,701	$5,261	$9,717	$11,027
Europe, Middle East, Africa and Asia	5,225	—	10,047	—
Total revenues	$9,926	$5,261	$19,764	$11,027

	As of June 30, 2005	As of December 31, 2004

Long-lived assets, net
United States	$1,239	$1,563
Europe, Middle East, Africa and Asia	1,030	1,000
Total long-lived assets	$2,269	$2,563

(11) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors; the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

The Company’s standard license agreements contain a warranty provision that the software will be free of material defects and will operate in accordance with the stated requirements.  The warranty provisions require the Company to cure any defects through any reasonable means.  To date, no claims under the warranty provisions have been brought to the Company’s attention.  The Company’s customers typically purchase annual maintenance services as well and as a matter of course, the Company provides fixes for known defects through the provision of such maintenance services.  As a result, the Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal.  Accordingly, the Company has not recorded liabilities for these warranty provisions as of June 30, 2005 and December 31, 2004.

The Company’s software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of June 30, 2005 and December 31, 2004.

In relation to the acquisitions of Tertio, TSE and CMS, the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

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

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical software products and services to communications carriers. We maintain long-standing relationships with many of the largest wireline, wireless and cable communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”). Included among our more than 40 customers are four of the largest wireline carriers in North America, one of the largest cable companies in North America and three of the world’s 10 largest wireless carriers. We offer software products and solutions in three core areas — numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; a service activation solution that is used to activate complex bundles of voice, video and data services; and mediation solutions supporting data collection for both service assurance and billing applications.  Historically, our products have been used to support traditional telephony capabilities; however, today many communications carriers are using our products to support Voice over Internet Protocol (“VoIP”) offerings.

The core Evolving Systems portfolio that included ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, has recently been expanded, as a result of three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 we acquired a network mediation and service assurance solution to add to our product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC (“TSE”) on October 15, 2004 we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities.  Most recently, on November 2, 2004, we acquired Tertio Telecoms Ltd. (“Tertio”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America.  Tertio’s activation solution, Provident™, and mediation solution Evident™, strengthen our overall product portfolio. Our significantly expanded product and service capabilities now enable us to address a larger portion of our customer’s application needs. Also, as a result of these acquisitions, we have become a company with global reach and a customer base that includes many of the world’s leading communications carriers.  We are positioned as a provider of OSS, NSS and comprehensive systems integration capabilities. These complementary competencies enable us to address and implement solutions across much of a customer’s back office.

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

Expansion of Offshore Development Subsidiary

In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (“Evolving Systems India”).  For several years, offshore development, through a subcontractor, had been a key aspect of our low-cost, accelerated-deployment strategy. With the formation of Evolving Systems India we now have more control and flexibility and lower costs than with our previous outsourced development, which used an offshore third party contractor. As of June 30, 2005, we had approximately 78 employees in our Indian office with plans for further expansion as demand dictates.

Customer Support Revenue Deferral

During the first and second quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this maintenance arrangement, the customer purchased professional services, specified licensed software upgrades and support services.  Since fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract was deferred until the specified licensed software upgrades were delivered and accepted by the customer.  During the third quarter of 2004, we delivered and obtained acceptance of the specified licensed software upgrades. Since vendor specific objective evidence of fair value existed for all of the remaining undelivered elements in the arrangement, we recognized the residual amount of revenue for all delivered elements at that time.  Our 2005 customer support contract with the same customer did not contain these additional accounting elements, and was not deferred. Accordingly, during the three and six months ended June 30, 2005, we recognized approximately $1.1 million and $2.1 million, respectively of customer support revenue related to this contract.

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

As of the last business day of our most recently completed second fiscal quarter, June 30, 2005, our common equity public float was less than $75 million, therefore we are not an accelerated filer, as defined in Securities Exchange Act Rule 12b-2, and are not required to comply with the management reporting on internal control over financial reporting for the year ending December 31, 2005. Since we are not an accelerated filer in 2004 we must begin complying with the internal control reporting and disclosure requirements for our fiscal year ending December 31, 2006.

Cost Reductions

In July 2005, we undertook cost reduction measures that involved a 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations. The efforts around the cost reductions are also designed to better integrate our recent acquisitions. These reductions will save the Company more than $3.0 million annually, with the impact of the savings realized beginning in the fourth quarter of 2005.

To meet our long-term goals, including revenue growth, we continue to make investments in our products. We are currently investing in both service activation and number solutions products to expand the number of products that we can offer our newly expanded customer base and internationalize our existing numbering solutions products. These activities will cause product development expenses to increase in future periods compared to prior periods.

Results of Operations

The following table presents the Company’s consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
License fees and services	48%	45%	50%	51%
Customer support	52%	55%	50%	49%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	24%	21%	27%	20%
Costs of customer support, excluding depreciation and amortization	17%	35%	19%	31%
Sales and marketing	24%	17%	24%	17%
General and administrative	15%	18%	20%	17%
Product development	5%	4%	3%	6%
Depreciation	4%	5%	4%	5%
Amortization	14%	4%	14%	4%
Restructuring and other expenses	—	—	—	—
Total costs of revenue and operating expenses	103%	104%	111%	100%

Loss from operations	(3)%	(4)%	(11)%	(1)%
Other income (expense), net	(4)%	1%	(5)%	1%
Income (loss) before income taxes	(7)%	(3)%	(16)%	1%
Benefit from income taxes	—	—	2%	—
Net income (loss)	(7)%	(3)%	(14)%	1%

The three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, maintenance upgrades and warranty fees.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period.  Total revenue was $9.9 million and $5.3 million for the three months ended June 30, 2005 and 2004, respectively, and $19.7 million and $11.0 million for the six months ended June 30, 2005 and 2004, respectively. The following table presents the Company’s revenue by product group (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numbering solutions	$3,957	$4,247	$7,747	$9,348
Mediation	1,038	1,014	2,893	1,679
Activation	4,931	—	9,124	—
	$9,926	$5,261	$19,764	$11,027

License Fees and Services

License fees and services revenue increased 99% to $4.7 million for the three months ended June 30, 2005, from $2.4 million for the three months ended June 30, 2004.  The increase in license fees and services revenue is due to activation sales related to products acquired in the Tertio acquisition, offset by lower revenue from our number portability and inventory products.  The decline in number portability and inventory products is due to industry consolidation and smaller overall license sales which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

License fees and services revenue increased 75% to $9.8 million for the six months ended June 30, 2005, from $5.6 million for the six months ended June 30, 2004.  The increase in license fees and services revenue is primarily due to activation and mediation sales related to products acquired in the Tertio acquisition, offset by lower revenue from our number portability and inventory products.  The decline in number portability and inventory products is due to industry consolidation and smaller overall license sales which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

Customer Support

Customer support revenue increased 80% to $5.2 million for the three months ended June 30, 2005, from $2.9 million for the three months ended June 30, 2004.  The increase in customer support revenue during the second quarter of 2005 is due to increased revenue related to the support of activation products acquired in the Tertio acquisition as well as increased customer support revenue related to numbering solutions products, partially offset by price reductions in certain customer support contracts. Numbering solutions customer support revenue was lower in the second quarter of 2004 due to a large customer support contract that was deferred until the acceptance of specified upgrades, which occurred during the third quarter of 2004.

Customer support revenue increased 83% to $9.9 million for the six months ended June 30, 2005, from $5.4 million for the six months ended June 30, 2004.  The increase in customer support revenue during the first half of 2005 is due to increased revenue related to the support of activation products acquired in the Tertio acquisition as well as increased customer support revenue related to numbering solutions products, partially offset by price reductions in certain customer support contracts. Numbering solutions customer support revenue was lower in the first half of 2004 due to a large customer support contract that was deferred until the acceptance of specified upgrades, which occurred during the third quarter of 2004.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation and amortization, were $4.0 million and $2.9 million for the three months ended June 30, 2005 and 2004, respectively and $9.0 million and $5.7 million for the six months ended June 30, 2005 and 2004, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $2.4 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively.  The increase of $1.3 million, or 113%, is due to more projects in delivery as a result of the Tertio acquisition, as well as additional costs related to the U.K. development transition to our off-shore development model which utilizes Evolving Systems India. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 50% for the three months ended June 30, 2005 from 47% for the three months ended June 30, 2004.  The increase as a percentage of license fees and services revenues was due to the aforementioned increased costs related to the U.K. development transition to our off-shore development model and the increased costs from Evolving Systems U.K. and TSE which exceeded the increase in revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, were $5.4 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $3.2 million, or 145%, is due to more projects in delivery as a result of the Tertio acquisition, as well as additional costs related to the U.K. development transition to our off-shore development model which utilizes Evolving Systems India. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 55% for the six months ended June 30, 2005 from 39% for the six months ended June 30, 2004.  The increase as a percentage of license fees and services revenues was due to the aforementioned increased costs related to the U.K. development transition to our off-shore development model and the increased costs from Evolving Systems U.K. and TSE which exceeded the increase in revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.6 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively.  The decrease of $180,000, or 10%, is due to decreased third party software maintenance fees and savings from the transition to Evolving India from our Indian subcontractor, partially offset by increased hours worked on customer support projects to support products acquired in the Tertio and TSE acquisitions.  Higher 2005 revenue from Evolving Systems U.K. and TSE customer support contracts as well as the deferral of the aforementioned large support contract in 2004 decreased the percentage of costs of customer support revenue, excluding depreciation, as a percentage of revenue from 63% for the three months ended June 30, 2004 to 32% for the three months ended June 30, 2005.

Costs of customer support, excluding depreciation and amortization, were $3.7 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $187,000, or 5%, is due to increased hours worked on customer support projects to support products acquired in the Tertio and TSE acquisitions, partially offset by decreased third party software maintenance fees and savings from the transition to Evolving India from our Indian subcontractor.  Higher 2005 revenue from Evolving Systems U.K. and TSE customer support contracts as well as the deferral of the aforementioned large support contract in 2004 decreased the percentage of costs of customer support revenue, excluding depreciation, as a percentage of revenue from 64% for the six months ended June 30, 2004 to 37% for the six months ended June 30, 2005.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $2.4 million and $901,000 for the three months ended June 30, 2005 and 2004, respectively. The increase of $1.5 million, or 169%, is due to additional costs from Evolving Systems U.K. and TSE as well as increased expenses in the U.S. related to increased headcount for sales initiatives designed to penetrate new markets.  As a percentage of total revenue, sales and marketing expenses increased to 24% for the three months ended June 30, 2005 from 17% for the three months ended June 30, 2004.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and the increased expenses in the U.S., which exceeded the increase in revenue during the period.

Sales and marketing expenses were $4.8 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. The increase of $3.0 million, or 162%, is due to additional costs from Evolving Systems U.K. and TSE as well as increased expenses in the U.S. related to increased headcount for sales initiatives designed to penetrate new markets.  As a percentage of total revenue, sales and marketing expenses increased to 24% for the six months ended June 30, 2005 from 17% for the six months ended June 30, 2004.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and the increased expenses in the U.S., which exceeded the increase in revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $1.5 million and $934,000 for the three months ended June 30, 2005 and 2004, respectively.  The increase of $547,000 or 59%, is primarily due to costs from Evolving Systems U.K.  As a percentage of total revenue, general and administrative expenses decreased to 15% for the three months ended June 30, 2005 from 18% for the three months ended June 30, 2004.  The decrease as a percentage of revenue is due to the increase in revenue from Tertio and TSE, partially offset by the combination of increased expenses from Evolving Systems U.K..

General and administrative expenses were $4.0 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $2.1 million or 113%, is primarily due to costs related to the integration of Tertio, expenses from Evolving Systems U.K. as well as increased expenses in the U.S. related to significantly higher levels of professional fees.  As a percentage of total revenue, general and administrative expenses increased to 20% for the six months ended June 30, 2005 from 17%

for the six months ended June 30, 2004.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and increased professional fees in the U.S., which was greater than the increase in revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $495,000 and $241,000 for the three months ended June 30, 2005 and 2004, respectively. The increase of $254,000, or 105%, is due to costs related to development work on new numbering product ServiceLink™ and additional work on our acquired U.K. products, partially offset by decreased costs in the U.S. as development in 2005 was principally focused on customer specific projects rather than general research and development efforts. Costs for customer-specific projects are reflected as costs of the related revenue.  As a percentage of revenue, product development expenses were 5% for the three months ended June 30, 2005 and 2004.  The costs as a percentage of revenue did not change during the quarter as the aforementioned increased costs were matched by the increase in revenue during the quarter.

Product development expenses were $605,000 and $732,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of $127,000, or 17%, is due to decreased costs in the U.S. as development in 2005 was principally focused on customer specific projects rather than general research and development efforts, partially offset by costs related to development work on Evolving Systems U.K. products. Costs for customer-specific projects are reflected as costs of the related revenue.  As a percentage of revenue, product development expenses were 3% for the six months ended June 30, 2005 and 7% for the six month ended June 30, 2004.  The decrease as a percentage of revenue is primarily due to the increased revenue during the first half of 2005 compared to 2004.

Amortization

Amortization expense consists of amortization of identifiable intangibles from our acquisitions of CMS, TSE and Tertio. Amortization expense was $1.4 million and $214,000 for the three months ended June 30, 2005 and 2004, respectively.  The increase in amortization expense of $1.2 million or 552% is due to amortization related to identifiable intangibles from the acquisitions of Tertio and TSE.  As a percentage of revenue amortization expense increased to 14% for the three months ended June 30, 2005 from 4% for the three months ended June 30, 2004. The increase as a percentage of revenue is due to the aforementioned increase in expenses which was greater than the increase in revenue during the period.

Amortization expense was $2.8 million and $432,000 for the six months ended June 30, 2005 and 2004, respectively.  The increase in amortization expense of $2.4 million or 552% is due to amortization related to identifiable intangibles from the acquisitions of Tertio and TSE.  As a percentage of revenue amortization expense increased to 14% for the six months ended June 30, 2005 from 4% for the six months ended June 30, 2004. The increase as a percentage of revenue is due to the aforementioned increase in expenses which was greater than the increase in revenue during the period.

Restructuring and Other Expense

During the three and six months ended June 30, 2005, we recorded a restructuring recovery of $3,000 and $51,000 in accordance with the Company’s restructuring plan, as follows:

•                  Closure of satellite offices.  We closed all of our satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, we may incur additional costs related to the satellite office closures.  During the three and six months ended June 30, 2005 we recorded a recovery of $3,000 and $51,000 related to the closure of the satellite offices as the actual costs to close this facilities were less than our original estimate. As of June 30, 2005 approximately $13,000 was included in accounts payable and accrued liabilities related to the closure of the satellite offices.

Other Income (Expense), Net

Other income (expense), net, was ($427,000) and $67,000 for the three months ended June 30, 2005 and 2004, respectively.  The expense during 2005 is primarily due to interest expense from the notes payable issued in the acquisition of Tertio.

Other income (expense), net, was ($932,000) and $124,000 for the six months ended June 30, 2005 and 2004, respectively.  The expense during 2005 is primarily due to interest expense from the notes payable issued in the acquisitions of TSE and Tertio.

Income Taxes

The Company recorded a net income tax benefit of $16,000 and $294,000 for the three and six months ended June 30, 2005, respectively. The net benefit during the three and six months ended June 30, 2005 consists of current income tax expense of approximately $436,000 and $626,000, respectively and a deferred tax benefit of $452,000 and $920,000, respectively, both of which are related to the Company’s UK-based operations. For the six months ended June 30, 2005, this represents an 9% effective tax rate, reflecting the blend of the estimated effective tax rate of our domestic pretax income of approximately 2% and the estimated effective tax rate related to our U.K. pretax income of approximately 30%.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2005, this deferred tax liability was $3.7 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of June 30, 2005, this deferred tax liability was $128,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2005, our principal source of liquidity was $4.6 million in cash and cash equivalents.

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2005. The main factors in the cash provided by operating activities for the three months ended June 30, 2005 were decreases in contract receivables of $5.0 million, interest expense added to debt principal of $660,000 and depreciation and amortization of $3.6 million. Offsetting increases to cash flows from operating activities for the six months ended June 30, 2005 was the net loss of $2.8 million, decreases in accounts payable and accrued liabilities of $1.2 million, unearned revenue of $2.5 million and the deferred foreign income tax benefit of $925,000.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2004.  The cash generated from operating activities is primarily due to decreases in contract receivables of $6.7 million and unbilled work-in-progress of $606,000 and depreciation and amortization of $971,000.  Offsetting increases to cash flows from operating activities for the six months ended June 30, 2004 were decreases in prepaid and other assets of $350,000, accounts payable and accrued liabilities of $665,000 and unearned revenue of $2.5 million.

Net cash used by investing activities during the six months ended June 30, 2005 was $876,000. Cash used by investing activities for the six months ended June 30, 2005 consisted of outflows of $365,000 related to contingent consideration paid to the sellers of TSE, partially offset by inflows related to the settlement of pre-acquisition contingencies from the Tertio acquisition and outflows of $529,000 for capital expenditures primarily related to the Tertio integration.

Net cash used by investing activities during the six months ended June 30, 2004 of $712,000 was primarily due to capital expenditures of $756,000 for domestic internal hardware that improved performance and reliability of our product development environment, as well as servers and computers for Evolving Systems India.

Financing activities used $7.5 million in cash during the six months ended June 30, 2005. During the first half of 2005, we made payments of $7.5 million on acquisition related notes payable and an acquired dividend payable assumed in the Tertio acquisition. We received proceeds of $63,000 during the six months ended June 30, 2005, from the issuance of approximately 37,000 shares of common stock related to our stock option and employee stock purchase plans.

Financing activities provided $326,000 for the six months ended June 30, 2004, related to the exercise of approximately 165,000 stock options.

Working capital (deficit) at June 30, 2005 was ($7.1) million compared to ($3.3) million at December 31, 2004. As previously mentioned, we acquired two companies, TSE and Tertio, during the fourth quarter of 2004. We made net payments of approximately $8.0 million during the six months ended June 30, 2005 related to notes payable, an acquired dividend obligation assumed and contingent consideration related to the TSE and Tertio acquisitions. The acquisition of Tertio also includes the issuance of long-term seller-financed notes (“Long-Term Notes”) of approximately $11.9 million of which $4.5 million is due within the next twelve months. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2005 of $4.6 million.

•                  Our ability to generate positive cash flows from operations. During 2003, 2004 and the six months ended June 30, 2005 we generated cash flows from operations of $6.9 million, $4.3 million and $1.8 million, respectively.

•                  Our backlog of approximately $14.5 million, including $3.3 million in license fees and services and $11.2 million in customer support at June 30, 2005.

•                  In July 2005, we took steps to reduce our cost structure by reducing our workforce in the U.S. and U.K. by 10%. This will allow us to save more than approximately $3.0 million annually.

•                  We believe that we can restructure the Long-Term Notes which would lower the interest rate and extend maturity.

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

Notwithstanding these assessments, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, or an unexpected adverse event, or combination of events occurs, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

We issued the Long-Term Notes payable on November 2, 2004, in conjunction with the acquisition of Tertio.  From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. Interest is accrued to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable on a quarterly basis in addition to the scheduled principal payments. The Long-Term Notes may be prepaid at any time without penalty. Beginning on March 31, 2005, if our quarterly cash balances exceed $7.0 million the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on our current cash projections, no such additional payments will be required during the twelve months ended June 30, 2006. The scheduled principal payments on the long-term seller financed notes are as follows (in thousands):

Principal Payment date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	1,979
$12,839

The Long-Term Notes subject us to certain affirmative and negative covenants, including a financial covenant indexed to our computation of EBITDA, as defined.  We are required to comply with such covenants beginning June 30, 2005 and we were in compliance as of that date.

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

Historically sales of our products have been limited to customers in the United States. Our only international operational experience has been with our Indian offshore development subsidiary. The acquisition of Tertio resulted in the addition of significant sales and operations outside the United States, including Europe, Asia and Africa. If we are unable to manage our sales and operations on a global basis, our financial condition or results of operations could be materially adversely affected.  Our international business is subject to financial and operating risks including:

•                  unexpected changes in, or impositions of, legislative or regulatory requirements;

•                  difficulties in maintaining effective controls over financial reporting across geographically dispersed entities, including those related to different business practices in foreign countries;

•                  internal control-related risks of running a foreign subsidiary;

•                  changes in the demand for our products and services due to the perception that we are an “American” company in countries where the United States’ foreign policy is not viewed favorably;

•                  fluctuating exchange rates, tariffs, currency repatriation restrictions and other barriers;

•                  difficulties in staffing and managing foreign subsidiary operations;

•                  import or export restrictions;

•                  greater difficulties in accounts receivable collection and longer payment cycles;

•                  potentially adverse tax consequences and additional tax considerations such as foreign withholding taxes and payment of value added tax (VAT);

•                  potential hostilities and changes in diplomatic and trade relationships;

•                  changes in a country’s economic or political conditions; and

•                  differing customer and/or technology standards requirements.

Our stockholders will be diluted by the conversion of outstanding Series B Redeemable Convertible Preferred Stock.

In consideration for our acquisition of Tertio, we made a cash payment of $11.0 million, issued 966,666 shares of Series B Redeemable Convertible Preferred Stock (the Series B Preferred Stock), issued a short-term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued long-term secured notes with an aggregate principal amount of approximately $11.9 million bearing interest initially at 11% per annum (increasing to 14% on the second anniversary).  Each share of Series B Preferred Stock is initially convertible into three shares of our common stock which could result in the issuance of up to 2,899,998 shares of our common stock.

Prior to our acquisition of Tertio, only one of our stockholders reported beneficial ownership in excess of 5% of our common stock.  If the shares of Series B Preferred Stock are exchanged for shares of our common stock, such stockholders would beneficially own approximately 15.3% of our issued and outstanding shares of common stock (after giving effect to such conversions).  The sale by such holders of one or more large blocks of our common stock could have a negative impact on the market price of our common stock.  Additionally, such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management of Evolving Systems.  In addition, there are no restrictions, in the form of a standstill agreement or other agreements with such stockholders, on their ability or their affiliates to purchase additional shares of our common stock and thereby further increase their ownership interests.

The holders of the Series B Preferred Stock are entitled to vote on any matters presented to our stockholders together with the holders of common stock.  While each share of Series B Preferred Stock initially converts into three shares of the Company’s common stock, each such share of Series B Preferred Stock is only entitled to approximately 2.26 votes in order to comply with certain voting rights rules promulgated by NASDAQ relating to the fact that the Series B Preferred Stock was issued at a discount to market on the date of issuance. As of the date hereof, the holders of the Series B Preferred Stock were entitled to an aggregate of approximately 2,184,665 votes on all matters presented to the holders of common stock based on their ownership of the Series B Preferred Stock.  The Series B Preferred Stock is voluntarily convertible into our common stock at anytime at the option of the holders thereof, at which time each such share of common stock will be entitled to one vote per share.

On May 16, 2005, the Company sought the approval of its stockholders to exchange the $11.9 million long-term notes issued in connection with our acquisition of Tertio into convertible notes.  While the note exchange proposal received the requisite number of votes for approval, a required amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to effectuate any such conversions did not receive enough votes, which therefore caused the note exchange proposal to fail.  As a result, the long-term notes will remain outstanding in accordance with their terms.  The Company may, but is not obligated to, resubmit such proposals to its stockholders in the future for their reconsideration. Accordingly, if the exchange of all or any portion of the long-term notes to convertible notes is eventually approved or otherwise authorized, the Company’s stockholders would experience additional dilution of their ownership interests and voting rights.

The holders of our Series B Preferred Stock have preferential rights that may be adverse to holders of our common stock.

The holders of the Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of Evolving Systems, including certain business combinations deemed to be a liquidation.  Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference of $3.89 per share (on an as converted to common stock basis), subject to adjustment.  As a result, it is possible that, on liquidation, all amounts available for the holders of equity of Evolving Systems would be paid to the holders of the Series B Preferred Stock, and that the holders of common stock would not receive any payment.  Additionally, in connection with the Tertio acquisition we are obligated to file and keep effective a registration statement providing for the resale of the shares of our common stock issuable upon the conversion of the Series B Preferred Stock.  If the Securities and Exchange Commission refuses to declare the registration statement effective or we fail to keep the registration statement effective, the holders of the Series B Preferred Stock will have the right to cause us to repurchase for cash the shares of the Series B Preferred Stock for $3.89 per share (on an as converted basis), or approximately $11.3 million. If we are required to make this payment, it would have a significant adverse impact on our liquidity and could cause us to incur additional indebtedness.

Additionally, the Series B Preferred Stock contain certain weighted average price based anti-dilution protections that, as long as they remain outstanding, would be triggered if we issued shares of our common stock (subject to certain adjustments and standard exclusions relating to Company options) below $3.89 per share. However, such anti-dilution adjustments are capped to prohibit the Series B Preferred Stock from converting into 20% or more of our outstanding common stock.

In the event that we issued shares below this threshold, the holders of our common stock would be diluted to an unknown degree.  Furthermore, the mere existence of such anti-dilution protections could make it difficult for us to issue any common stock below $3.89 per share, if at all.  In the event the anti-dilution adjustments of the Series B Preferred Stock are triggered, such adjustments would result in a deemed dividend to the Series B Preferred Stock holders that would reduce income available to common stockholders.  The charge would be equal to the number of additional shares issuable as a result of the anti-dilution calculation, multiplied by the fair value of the common stock on the date of the issuance of the Series B Preferred Stock, which was $4.64 per share.  The deemed dividend charge could negatively affect the price of our common stock.

The indebtedness incurred in connection with the Tertio acquisition may limit our ability to grow and could adversely affect our financial condition.

The indebtedness incurred with respect to the short-term and long-term secured notes and, possibly, the redemption of the Series B Preferred Stock, is material in relation to our current level of indebtedness.  No assurance can be given that sufficient funds will be available to meet our operating needs, to pay the interest due on the short-term and long-term secured notes or, if required, to redeem  the Series B Preferred Stock.  The notes are secured by a general lien on all of our assets.  If we are unable to pay the notes as they become due, the holders of the notes could foreclose on all of our assets.  The increased level of our indebtedness, among other things, could:

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

The terms and conditions of the Series B Preferred Stock may have an adverse impact on our results of operations and financial performance.

The inability to register shares of our common stock underlying the Series B Preferred Stock and/or an inability to keep such registration effective could result in the Series B Preferred Stock becoming mandatorily redeemable.  Currently, the Series B Preferred Stock is classified as non-permanent equity since the events that would require its redemption have not occurred.  If we are unable to obtain and maintain the effectiveness of the related registration statement, the Series B Preferred Stock will become mandatorily redeemable at the option of the holders and the instrument will be reclassified as a liability.  Upon reclassification, the Series B Preferred Stock will be re-measured at its then current fair value and the difference between its fair value and redemption price will be charged to additional paid-in capital.  Such charge to equity may negatively impact the price of our common stock.  Subsequent changes to the fair value of this instrument would be recognized in earnings, as a charge or income, and such amounts could be significant and unpredictable.

Certain provisions of the note payable issued in conjunction with the Tertio acquisition call for the acceleration of payments if certain covenants are breached or cash balance thresholds are achieved.

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

•                  The covenants also include the Company’s agreement not to do any of the following (except as specifically authorized in such notes):

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

Risks Related to Our Business

Because our quarterly and annual operating results are difficult to predict and may fluctuate, the market price for our stock may be volatile.

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

Our results of operations could be negatively impacted if we are unable to manage our liquidity.

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments, but to the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, or an unexpected adverse event, or combination of events occurs, it could have an adverse impact on our ability to meet our intended business objectives. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Our international  operations pose complex foreign currency, economic, regulatory and tax risks, which  may have a material adverse effect on our business, financial condition and results of operations.

For the three and six months ended June 30, 2005, we generated revenue of approximately $5.2 million and $10.0 million, respectively, from our foreign subsidiaries, representing 53% and 51%, respectively, of our total consolidated revenue.  We anticipate that international revenue will continue to account for a significant percentage of our total revenue.  Our international operations are subject to the risk factors inherent in the conduct of international business, including:

•      unexpected changes in regulatory requirements;

•                   tariffs and other barriers;

•      political and economic instability;

•      limited intellectual property protection;

•      difficulties in staffing and managing foreign operations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

We may not be able to sustain or increase our international revenue or repatriate such revenues without incurring substantial risks involving floating currency exchange rates and income tax expenses.  Any of the foregoing factors may have a material adverse effect on our international operations and, therefore, our business, financial condition and results of operations.

Changes to the regulations of the communication industry, or challenges thereto, could hurt the market for our products and services.

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

We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business.

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

The integration of entities that we have recently acquired may not achieve the expected results and may result in unexpected liabilities and costs

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

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments.

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

Our products typically require significant review and internal approval processes by our customers over an extended period of time.  Interruptions in such process due to economic downturns, consolidations or otherwise could result in the loss of our sales and adversely affect our financial performance.

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

The U.S. communications industry has recently experienced significant reorganization and consolidation. This may continue.  Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, the U.S. communications industry is still recovering from the recent industry downturn (which began in the second half of 2000), and many of the companies in the communications industry have kept capital expenditures at historically low levels in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases.  The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

Many of our products and services are sold on a fixed-price basis, if we incur budget overruns, our margins and results of operations may be materially harmed.

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

The industry in which we compete is subject to rapid technological change, if we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer.

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

The market for our number portability products is mature and we may not be able to successfully develop new products to remain competitive.

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

The steps that we have taken to reduce costs may have a negative impact on our ability to grow and generate future revenue.

We have taken steps to reduce our expenses, such as reductions in staff and general cost control measures. If, as a result of such cost reductions, we have not adequately responded to balance expenses against revenue, or if our fixed costs cannot be reduced enough, our financial condition could be materially harmed. Likewise, cutbacks in staff may have an impact on our ability to generate future revenue.

If we are unable to properly supervise our software development subsidiary in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts and our business could be materially harmed.

In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, to transfer the services provided by our Indian subcontractor, Infosys, to Evolving Systems India.  If we are unable to effectively manage the Evolving India development staff and/or we experience high levels of staff turnover, we may  fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts.  Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

The communications industry is highly competitive and if our products do not satisfy customer demand for performance or price, our customers could purchase products and services from our competitors.

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

Our failure to attract and retain qualified personnel on a timely basis could materially harm our business.

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

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

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

There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate and if we fail to protect those rights, our business would be harmed.

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

In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims.

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

Disruptions from terrorist activities or military actions may have an adverse effect on our business.

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

The trading price of our stock has been subject to wide fluctuations and may continue to experience volatility in the future.

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

Sales of large blocks of our stock may result in the reduction in the market price of our stock and make it more difficult to raise funds in the future.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. The perception among investors that such sales will occur could also produce this effect. These factors also could make it more difficult to raise funds through future offerings of common stock.

We are subject to certain rules and regulations of federal, state and financial market exchange entities, the compliance of which requires substantial amounts of management time and company resources.

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

We have never paid dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Certain provisions of our charter document, employment arrangements and Delaware law may discourage or prevent takeover attempts that could result in the payment of a premium price to our stockholders.

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

Our executive officers have entered into management change in control agreements with the Company. Each agreement generally provides for an acceleration on vesting of options, 50% upon a change in control (as defined in such agreements) if the executive remains employed with the new entity, or 100% in the event such executive’s employment is terminated. The acceleration of vesting of options upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of the Company.

Our Amended and Restated Stock Option Plan provides for acceleration of vesting under certain circumstances. Upon certain changes in control of the Company, vesting on some options awarded to directors may be accelerated. In addition, the successor corporation may assume outstanding stock awards or substitute equivalent stock awards. If the successor corporation refuses to do so, such stock awards will become fully vested and exercisable for a period of 15 days after notice from us but the option will terminate if not exercised during that period. As noted above, the acceleration of vesting of options upon a change in control may be viewed as an anti-takeover measure.

We are very limited in our ability to issue additional shares of common stock.

As of the date hereof, we have less than 50,000 authorized and unreserved shares of common stock available for issuance.  We are, therefore, limited in our ability to issue shares of common stock which may hinder our ability to raise capital, use our common stock as currency for future acquisitions or increase the number of shares of common stock available for issuance under our stock option plan.  To increase our authorized shares of common stock requires the approval of the stockholders owning a majority of our then issued and outstanding shares of common stock.  Our last two attempts to obtain stockholder approval to increase the number of our authorized shares of common stock have been unsuccessful due to lower than required stockholder participation.  There can be no assurances that our stockholders will in the future approve an increase in our authorized shares of common stock.

General risk statement.

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

The Company has a substantial portion of its intangible assets and its cash balances in its United Kingdom subsidiary, denominated in the British Pound.  To the extent that the exchange rate between the US Dollar and the British pound fluctuates, such fluctuation will have an impact on the Company’s comprehensive income in the form of translation adjustments, and could have an impact on the Company’s liquidity position in that the Company’s UK cash balances are maintained in British Pounds.

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

For additional information about Evolving Systems’ risk factors see Evolving Systems’ Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 30, 2005, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. During the period covered by this report, there were no changes in our internal controls or other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 16, 2005.  According to the final proxy tally received from the Company’s transfer agent, the results of the voting on Proposals 1-4, as described in the Company’s Proxy Statement, were as follows:

Proposal #1: Election of Two Directors

Peter J. Skinner was elected to serve a three-year term.

For	14,885,090
Withheld	483,754

Steve B. Warnecke was elected to serve a three-year term.

For	15,030,717
Withheld	338,127

Proposal #2: Exchange of Long-Term Notes For Convertible Notes

Stockholders approved the exchange of long-term notes for convertible notes, but this proposal failed because Proposal #3 did not pass.

For	6,487,036
Against	1,332,103
Abstain	50,473

Proposal #3: Amend Certificate of Incorporation to Increase Authorized Shares

For	7,162,598
Against	650,230
Abstain	56,784

This proposal required “Yes” votes representing a majority (8,012,052) of the shares of the Company’s common stock issued and outstanding (16,024,102) as of the record date of March 22, 2005.

Proposal #4: Ratification of Independent Registered Public Accounting Firm

KPMG LLP was ratified as the independent registered public accounting firm for the year ended December 31, 2005.

For	15,180,948
Against	118,088
Abstain	69,808

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

Date: August 12, 2005	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)