Form 10-K/A
period 2004-12-31
EVOLVING SYSTEMS INC
filed 2005-08-24
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9777 Pyramid Court, Suite 100 Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

(303) 802-1000

 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was approximately $29,915,819 as of August 19, 2005.

The number of shares of Common Stock outstanding was 16,056,566 as of August 19, 2005.

EXPLANATORY NOTE

As a result of comments we received from the staff of the Securities and Exchange Commission following a review of our Form 10-K for the year ended December 31, 2004, we are filing this Form 10-K/A to revise Part II, Item 9A, Controls and Procedures, in order to clarify that our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2004, and to disclose the changes we adopted in internal controls over financial reporting as a result of our acquisition of Tertio Telecoms Limited.

All other information in the original filing, including the financial statements, is unchanged.  This Form 10-K/A amends only the item specified above and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.

FORM 10-K/A INDEX

PART II

Item 9A. Controls and Procedures

PART IV

Item 15. Exhibits and Financial Statement Schedules

PART II

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Changes in internal control over financial reporting.    During 2004, we adapted our internal control over financial reporting to accommodate the consolidation of Tertio.   Specifically, we:

•                  Implemented internal control procedures over the translation of financial statements denominated in a foreign currency, as we did not previously have subsidiaries with a functional currency other than the United States dollar;

•                  Implemented internal control procedures to ensure that the Tertio financial statements were properly converted from United Kingdom generally accepted accounting principles to United States generally accepted accounting principles.

Other than as detailed above, there has not been any change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Exhibits.

Exhibit Number	Description of Document

3.1†*	Restated Certificate of Incorporation.

3.2†*	Amended and Restated Bylaws.

4.1†*	Reference is made to Exhibits 3.1 and 3.2.

4.2†*	Specimen stock certificate representing shares of Common Stock.

10.1†*	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.

10.2†*	Amended and Restated Stock Option Plan.

10.3†*	Employee Stock Purchase Plan.

10.10†*

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

21*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.
*	Previously Filed

The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 23rd day of August, 2005.

EVOLVING SYSTEMS, INC.

By:	/S/ STEPHEN K. GARTSIDE, JR.
Stephen K. Gartside, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/S/ STEPHEN K. GARTSIDE, JR.	President and Chief Executive Officer	August 23, 2005
Stephen K. Gartside, Jr.	(Principal Executive Officer)

/S/ BRIAN R. ERVINE	Executive Vice President,	August 23, 2005
Brian R. Ervine	Chief Financial Officer
(Principal Financial
and Accounting Officer)

*	Chairman of the Board of Directors	August 23, 2005
George A. Hallenbeck

/S/ PHILIP M. NECHES	Director	August 23, 2005
Philip M. Neches

*	Director	August 23, 2005
David J. Nicol

*	Director	August 23, 2005
Steve B. Warnecke

*	By:	/s/ STEPHEN K. GARTSIDE, JR.
Stephen K. Gartside, Jr.
(Attorney-in-Fact)

Exhibit Index

Exhibit Number	Description of Document

3.1†*	Restated Certificate of Incorporation.

3.2†*	Amended and Restated Bylaws.

4.1†*	Reference is made to Exhibits 3.1 and 3.2.

4.2†*	Specimen stock certificate representing shares of Common Stock.

10.1†*	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.

10.2†*	Amended and Restated Stock Option Plan.

10.3†*	Employee Stock Purchase Plan.

10.10†*

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

21*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.
*	Previously Filed

The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.