Form 10-Q/A
period 2005-03-31
EVOLVING SYSTEMS INC
filed 2005-08-24
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
☐ Yes ☒ No

As of August 19, 2005 there were 16,056,566 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EXPLANATORY NOTE

As a result of comments we received from the staff of the Securities and Exchange Commission following a review of our Form 10-Q for the quarter ended March 31, 2005, we are filing this Form 10-Q/A to revise Part I, Item 4, Controls and Procedures, in order to clarify that our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2005, and that there have not been any changes in our internal control over financial reporting identified in connection with our evaluation conducted during our the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

All other information in the original filing, including the financial statements, is unchanged.  This Form 10-Q/A amends only the item specified above and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2005

Table of Contents

PART I

Item 4. Controls and Procedures

PART II

Item 6. Exhibits and Reports on Form 8-K

PART I

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

(b) Changes in internal controls.  There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2005	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBITS

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002