Form 10-Q
period 2005-09-30
EVOLVING SYSTEMS INC
filed 2005-11-14
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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
Yes ☐ No ☒

As of November 14, 2005 there were 16,090,009 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under “Risk Factors” on pages 9 through 22 as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,423	$11,386
Restricted cash	100	100
Contract receivables, net of allowance of $44 at 2005 and 2004	4,989	11,296
Unbilled work-in-progress	1,489	1,323
Prepaid and other current assets	1,700	1,832
Total current assets	11,701	25,937
Property and equipment, net	2,015	2,563
Intangible assets, net	14,649	19,993
Goodwill	35,060	37,698
Restricted cash	300	300
Total assets	$63,725	$86,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and long-term obligations	$4,455	$31
Short-term notes payable	—	4,880
Accounts payable and accrued liabilities	5,796	8,357
Payable to Tertio sellers	—	2,664
Deferred income taxes, foreign	98	265
Unearned revenue	7,822	13,083
Total current liabilities	18,171	29,280
Long-term liabilities
Long-term obligations	80	125
Notes payable, net of current portion	8,697	11,849
Deferred income taxes, foreign	3,346	4,642
Total liabilities	30,294	45,896

Commitments and contingencies (Note 11)

Series B convertible redeemable preferred stock; $.001 par value; 966,666 shares issued and outstanding at September 30, 2005 and December 31, 2004	11,281	11,281

Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 16,058,878 and 15,987,217 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	16	16
Additional paid-in capital	67,859	67,765
Accumulated other comprehensive income (loss)	(1,502)	1,994
Accumulated deficit	(44,223)	(40,461)
Total stockholders’ equity	22,150	29,314
Total liabilities and stockholders’ equity	$63,725	$86,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
License fees and services	$4,821	$810	$14,643	$6,412
Customer support	4,749	4,929	14,691	10,354
Total revenue	9,570	5,739	29,334	16,766

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,285	808	7,654	3,003
Costs of customer support, excluding depreciation and amortization	1,578	1,807	5,244	5,286
Sales and marketing	2,427	942	7,242	2,779
General and administrative	1,445	1,100	5,426	2,969
Product development	452	152	1,058	884
Depreciation	363	272	1,123	811
Amortization	1,354	213	4,170	645
Restructuring and other expenses (income)	4	—	(47)	—
Total costs of revenue and operating expenses	9,908	5,294	31,870	16,377
Income (loss) from operations	(338)	445	(2,536)	389
Interest income (expense), net	(372)	89	(1,130)	213
Other income (expense), net	(99)	3	(273)	3
Income (loss) before income taxes	(809)	537	(3,939)	605
Income tax expense (benefit)	117	20	(177)	12
Net income (loss)	$(926)	$517	$(3,762)	$593

Basic income (loss) per common share	$(0.05)	$0.03	$(0.20)	$0.04

Diluted income (loss) per common share	$(0.05)	$0.03	$(0.20)	$0.03

Weighted average basic shares outstanding	18,665	15,890	18,634	15,860
Weighted average diluted shares outstanding	18,665	16,906	18,634	17,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,762)	$593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,123	811
Amortization of intangible assets	4,170	646
Amortization of debt issuance costs	34	—
Interest expense added to debt principal	1,016	—
Gain on disposal of property and equipment	(12)	(3)
Bad debt recovery	—	(21)
Foreign deferred income tax benefit	(1,251)	—
Change in operating assets and liabilities:
Contract receivables	6,034	7,104
Unbilled work-in-progress	(103)	591
Prepaid and other assets	73	(302)
Accounts payable and accrued liabilities	(1,371)	(304)
Unearned revenue	(4,903)	(5,707)
Long-term obligations	(20)	(27)
Net cash provided by operating activities	1,028	3,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(656)	(1,087)
Proceeds from sale of property and equipment	18	5
Business combinations	(545)	41
Net cash used in investing activities	(1,183)	(1,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(23)	(21)
Principal payments on notes payable	(4,889)	—
Payment of amount due to Tertio sellers	(2,617)	—
Proceeds from issuance of stock	94	377
Net cash (used in) provided by financing activities	(7,435)	356

Effect of foreign exchange rate changes on cash	(373)	(3)

Net increase (decrease) in cash and cash equivalents	(7,963)	2,693
Cash and cash equivalents at beginning of period	11,386	17,999
Cash and cash equivalents at end of period	$3,423	$20,692

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$155	$12
Taxes paid	$104	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Interim Consolidated Financial Statements. The accompanying unaudited condensed consolidated financial statements of Evolving Systems, Inc. (“Evolving Systems” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been made by management with respect to revenue recognition, allowance for doubtful accounts, income taxes, intangible assets and goodwill, business combinations, and capitalization of internal software development costs.  Actual results could differ from these estimates.

Foreign Currency Translation. The Company’s foreign subsidiaries' functional currency is generally the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are generally translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). For the three and nine months ended September 30, 2005 and 2004, net transaction losses were approximately $100,000 and $285,000, and $1,000 and $3,000, respectively.

Comprehensive Income. The Company’s comprehensive income (loss) is comprised of its net income (loss) and foreign currency translation adjustment.  For the three and nine months ended September 30, total comprehensive income (loss) was approximately $(1.8) million and $(7.3) million, for 2005, and $517,000 and $586,000, for 2004, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated.

Reclassification. As a result of the significance of the intangible assets and the related amortization expense from the acquisitions of Tertio Telecoms Limited (“Tertio”) and Telecom Software Enterprises LLC (“TSE”), the Company is now reporting amortization expense as a separate line item on the statements of operations. In quarterly periods prior to December 31, 2004, amortization of intangibles was shown within costs of license fees and services and costs of customer support. Prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition. The Company recognizes revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.  In addition to the criteria described below, the Company recognizes revenue only when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

The majority of the Company’s license fees and services revenue is generated from fixed-price contracts, which provide for licenses to its software products and services.  Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.  Since estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly.  Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

The Company may encounter budget and schedule overruns on fixed price contracts caused by increased labor, overhead or material costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known.

Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

In arrangements where the services are not essential to the functionality of the software, the Company recognizes license revenue upon delivery.  To the extent that Vendor Specific Objective Evidence (“VSOE”) of the fair value of the undelivered elements exists, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered.  If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

Services revenue from fixed-price contracts is generally recognized using the proportional performance method of accounting, which is similar to the percentage of completion method described above. Revenue from professional services provided pursuant to time-and-materials based contracts and training services are recognized as the services are performed, as that is when the Company’s obligation to its customers under such arrangements is fulfilled.

Customer support, including maintenance revenue, is generally recognized ratably over the service contract period. When maintenance or training services are bundled with the original license fee arrangement, their fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

(2) Business Combinations

Tertio

On November 2, 2004, the Company acquired all of the outstanding shares of privately-held, U.K.-based Tertio. Total consideration for Tertio’s net assets was approximately $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, of which $4.0 million was paid during the first half of 2005, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in estimated transaction-related costs. Of the total purchase price, 10% was deposited in escrow with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  Of the funds deposited in escrow, 80% will remain in escrow until November 2, 2005 and the remaining 20% will remain in escrow until November 2, 2007, unless sooner released to the Company in payment of indemnification claims.  The acquisition was recorded as a purchase business combination and Tertio’s results of operations have been combined with Evolving Systems’ from the acquisition date.

Tertio’s activation and mediation solutions fit well with elements of the Company’s product portfolio, enabling it to provide activation solutions and strengthening its current network mediation offering.  In addition, the acquisition provided the Company with global reach and a customer base that includes many of the world’s leading communications carriers. The purchase price for Tertio included goodwill because the Company concluded that increased scale may be achieved from a financial, customer and product perspective. In addition, Tertio brought a quality, experienced work force.

In January 2005, Tertio changed its name to Evolving Systems Limited and is sometimes referred to in this Form 10-Q as “Evolving Systems U.K.”

TSE

On October 15, 2004, the Company acquired all of the outstanding ownership interests in privately-held TSE. Total consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs.  The note payable was due and paid on March 31, 2005. Of the total purchase price, $250,000 was deposited in escrow for one year with Wells Fargo Bank, N.A. as escrow agent to secure the sellers’ representations and warranties under the purchase agreement.  The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, the contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. During the three and nine months ended September 30, 2005, the Company recorded additional contingent consideration and resulting goodwill related to certain specified gross margin results achieved by the sale of TSE products during the period of approximately $99,000 and $330,000, respectively. The additional contingent consideration is paid within 45 days of the last day of the quarter in which it is earned. The acquisition was treated as a purchase business combination and the results of TSE’s operations have been combined with Evolving Systems’ from the acquisition date forward.

TSE’s products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation’s centralized Number Portability Administration Center (“NPAC”) and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office Operational Support Systems (“OSS”).  TSE has installed its products at many of the leading wireless and wireline carriers in North America. By acquiring TSE, the Company expanded its customer base and extended the set of Local Number Portability (“LNP”) solutions it offers its customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on TSE’s solid reputation as a provider of LNP products, the Company’s expectation of new customers and the experienced employees acquired in the TSE acquisition.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc., TSE and Evolving Systems U.K. on a pro forma basis, as though the companies had been combined during the period presented below.  The impact of the In-Process Research and Development (“IPR&D”) charges associated with the acquisitions has been excluded.  This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the period presented below.  The following amounts are in thousands, except per share amounts.

	Three Months Ended September 30, 2004	Nine Months Ended September, 2004
Revenues	$12,439	$36,149
Net income	$1,612	$913
Basic earnings per share	$0.10	$0.05
Diluted earnings per share	$0.08	$0.05

(3) Goodwill and Intangible Assets

The Company has recorded goodwill and intangible assets from its acquisitions of CMS in 2003, and TSE and Tertio in 2004.  In accordance with SFAS No. 142, goodwill is not amortized but is subject to an impairment test at least annually at the reporting unit level by applying a fair-value-based test. Changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2005 are as follows:

Goodwill:	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2004	$20,689	$17,009	$37,698
Adjustments to goodwill	145	(328)	(183)
Effects of foreign currency exchange rates	(1,518)	(937)	(2,455)
Balance as of September 30, 2005	$19,316	$15,744	$35,060

The Company recorded goodwill adjustments during the nine months ended September 30, 2005 related to the finalization of the Tertio purchase price and contingent consideration and resulting goodwill related to certain specified gross margin results achieved by the sale of TSE products during the period. The Company may have additional purchase price adjustments related to TSE as contingent consideration is earned.

The Company’s annual goodwill impairment test was conducted as of July 31, 2005, and it was determined that goodwill was not impaired as of the test date.

Identifiable intangibles are amortized over estimated finite lives of from one to seven years, and include the cumulative effects of changes in foreign currency exchange rates.

	September 30, 2005			December 31, 2004
Identifiable intangible assets:	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	$8,835	$1,999	$6,836	$9,180	$326	$8,854
Customer contracts	1,701	1,555	146	1,859	305	1,891
Purchased licenses	1,335	509	826	1,335	309	1,026
Trademarks and tradenames	1,094	167	927	1,196	33	1,163
Business partnerships	1,365	178	1,187	1,491	35	1,456
Customer relationships	6,411	1,684	4,727	6,740	800	5,603
	$20,741	$6,092	$14,649	$21,801	$1,808	$19,993

Amortization expense of identifiable intangible assets was $1.4 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, and $214,000 and $646,000 for the three and nine months ended September 30, 2004, respectively.

(4)  Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and shares held in escrow. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	16,055	15,890	16,024	15,860
Participating securities	2,610	—	2,610	—
Basic weighted average common shares outstanding	18,665	15,890	18,634	15,860
Effect of dilutive securities	—	1,016	—	1,518
Diluted weighted average common shares outstanding	18,665	16,906	18,634	17,378

Weighted average options to purchase 779,000 and 1.2 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2005, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period. Weighted average options to purchase 2.6 million and 2.4 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2005, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

Weighted average options to purchase 442,000 and 409,000 shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2004, because their exercise prices were greater than the average fair value of the Company’s stock for the period.

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

(5) Stock-Based Compensation

The Company applies the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock-based compensation arrangements. Non-employee stock compensation arrangements are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services.”

SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(926)	$517	$(3,762)	$593
Stock-based compensation expense under the fair value method	407	513	1,632	1,487
Pro forma net income (loss)	$(1,333)	$4	$(5,394)	$(894)

Earnings (loss) per common share, as reported:
Basic	$(0.05)	$0.03	$(0.20)	$0.04
Diluted	$(0.05)	$0.03	$(0.20)	$0.03
Pro forma loss per common share:
Basic	$(0.07)	$0.00	$(0.29)	$(0.06)
Diluted	$(0.07)	$0.00	$(0.29)	$(0.05)

(6) Concentration of Credit Risk

For the three and nine months ended September 30, 2005, the Company recognized 45% (20%, 13% and 12%) and 39% (12%, 13% and 14%), respectively, of total revenue from three significant customers (defined as contributing at least 10%), in the communications industry.  For the three months ended September 30, 2004, the Company recognized 72% (47%, 14% and 11%) of total revenue from three significant customers, all in the communications industry. For the nine months ended September 30, 2004, the Company recognized 72% (24%, 18%, 17% and 13%) of total revenue from four significant customers, all in the communications industry.

As of September 30, 2005, three significant customers accounted for approximately 50% (25%, 13% and 12%) of contract receivables.  At December 31, 2004, three significant customers accounted for approximately 58% (30%, 17% and 11%) of contract receivables.

The Company earns a significant portion of its revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of the Company’s customer base through recent acquisitions. The loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables, however, could be materially harmful to the Company’s business, financial condition, results of operations and cash flows.

(7) Notes Payable

The Company’s notes payable consist of the following (in thousands):

	As of September 30,	As of December 31,
	2005	2004
Long-term seller financed notes payable (Tertio), interest at weighted average rate of 11.62%, due in varying quarterly principal installments beginning March 31, 2006, with final maturity on December 31, 2007	$13,195	$11,950
Short-term seller financed note payable (Tertio), interest at 5.50%, $2,000 due and paid March 31, 2005 and $2,000 due and paid June 30, 2005	—	4,000
Promissory notes payable to TSE sellers, interest at 5.00%, due and paid March 31, 2005	—	889
Debt issuance costs	(76)	(110)
Total notes payable	13,119	16,729
Less: current portion, net	(4,422)	(4,880)
Long-term debt, net of current portion	$8,697	$11,849

The Company entered into the long-term seller-financed notes payable (“Long-Term Notes”) on November 2, 2004, in conjunction with the acquisition of Tertio.  From the acquisition date through November 2, 2006, the Long-Term Notes bear interest at 11.0% per annum. From November 2, 2006 through the maturity date of December 31, 2007, the notes will bear interest at 14.0% per annum. Interest is recognized using an effective rate of 11.62% for the term of the notes. Interest is accrued and added to the principal balance through December 31, 2005, and beginning March 31, 2006, interest is payable in cash on a quarterly basis in addition to the scheduled principal payments. Accrued interest of approximately $1.2 million has been added to the principal balance of the Long-Term Notes during the nine months ended September 30, 2005. The Long-Term Notes payable may be prepaid at any time without penalty. Beginning in March 2005, if the Company’s quarterly cash balances exceed $7.0 million, the holder of the Long-Term Notes may require a prepayment on the note equal to the amount by which the quarterly cash balance exceeds $7.0 million. Based on its projections of cash balances, the Company believes that these additional payments will not be required through September 30, 2006. The scheduled principal payments on the Long-Term Notes are as follows (in thousands):

Principal Payment Date	Amount
March 31, 2006	$1,340
June 30, 2006	3,110
December 31, 2006	1,430
March 31, 2007	1,870
June 30, 2007	3,110
December 31, 2007	2,335
$13,195

The notes are secured by substantially all of the assets of Evolving Systems and a pledge, subject to certain limitations, of the shares of its subsidiaries.

The Long-Term Notes subject the Company to certain affirmative and negative covenants, including a financial covenant indexed to the Company’s computation of EBITDA, as defined. The Company was required to comply with such covenants beginning June 30, 2005 and has been in compliance since that date.

The notes issued in connection with the Tertio acquisition prohibit the Company from declaring dividends to its common stockholders during the term of the notes.

See also Note 13, Subsequent Events, for changes to the Company’s notes payable.

(8) Income Taxes

The Company recorded net income tax (expense) benefit of $(117,000) and $177,000 for the three and nine months ended September 30, 2005, respectively. The net (expense) benefit during the three and nine months ended September 30, 2005 consists of current income tax expense of approximately $419,000 and $1.0 million, respectively, and a deferred tax benefit of $302,000 and $1.2 million, respectively, both of which are related to the Company’s UK-based operations.  The Company recorded current income tax expense of $20,000 and $12,000 for the three and nine months ended September 30, 2004, respectively, related primarily to U.S. state income taxes.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2005, this deferred tax liability was $3.3 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of September 30, 2005, this deferred tax liability was $98,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

As of September 30, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance on its domestic net deferred tax asset, primarily consisting of certain net operating loss carryforwards.  The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative.  The Company considered its recent historical domestic losses, potential tax planning strategies, and projected future profitability; however, greater weight was given to historical results, as that evidence is more objectively verifiable.  Given the weight of the evidence, the Company concluded that a full valuation allowance for its deferred tax asset was required.  The Company is required to reassess its conclusions regarding its deferred tax asset valuation allowance at each financial reporting date. It is reasonably possible that future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on the Company’s results of operations and financial position.

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

At September 30, 2005 and December 31, 2004, the remaining accrual related to the closure of the satellite offices.  Because the costs to sublease or terminate these lease commitments are based on estimates, the Company may incur additional costs related to the satellite office closures, disclosed as restructuring and other expenses (recovery) in the statements of operations.  As of September 30, 2005 approximately $9,000 was included in accounts payable and accrued liabilities.

(10) Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which separate financial information is reviewed regularly by the chief operating decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer and Chief Financial Officer as its chief operating decision-makers. These chief operating decision makers review revenues by segment and review overall results of operations.

The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, as well as fees for custom development, integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
License fees and services	$4,821	$810	$14,643	$6,412
Customer support	4,749	4,929	14,691	10,354
	$9,570	$5,739	$29,334	$16,766

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	$2,536	$2	$6,989	$3,409
Customer support	3,171	3,122	9,447	5,068
	5,707	3,124	16,436	8,477

Unallocated costs
Other operating expenses	4,324	2,194	13,726	6,632
Depreciation and amortization	1,717	485	5,293	1,456
Restructuring and other	4	—	(47)	—
Income (loss) from operations	$(338)	$445	$(2,536)	$389

Geographic Regions

The Company, headquartered in Denver, Colorado, uses the customer locations as the basis of attributing revenues to individual countries. With the acquisition of London based Tertio, the Company now provides products and services on a global basis.  Additionally, the Company’s personnel in Bangalore, India, provide support to the Company’s global operations.  Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
United States	$4,539	$5,739	$14,256	$16,766
Europe, Middle East, Africa and Asia	5,031	—	15,078	—
Total Revenue	$9,570	$5,739	$29,334	$16,766

	As of September 30,	As of December 31,
	2005	2004
Long-lived assets, net
United States	$1,108	$1,563
Europe, Middle East, Africa and Asia	907	1,000
Total long-lived assets, net	$2,015	$2,563

(11) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors, the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

The Company’s standard license agreements contain warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The warranty provisions require the Company to cure any defects through any reasonable means.  To date, no formal claims under the warranty provisions have been brought to the Company’s attention.  The Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal.  Accordingly, the Company has not recorded liabilities for these warranty provisions as of September 30, 2005 and December 31, 2004.

The Company’s software arrangements generally include a product indemnification provision that the Company will indemnify and defend a client in actions brought against the client for claims that the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of September 30, 2005 and December 31, 2004.

In relation to the acquisitions of Tertio, TSE and CMS, the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

(12) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable.  SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements.  Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented.  SFAS 154 will be effective beginning in fiscal 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not expect FIN 47 to have a material impact on our financial condition or results of operations.

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

(13)  Subsequent Events

On November 14, 2005, the Company replaced its Long-Term Notes with the Tertio Sellers with a Subordinated Note, and entered into a Senior Term Note and a Senior Revolving Facility with a commercial finance company.

The $8.5 million Senior Term Note bears interest at LIBOR plus an applicable margin.  The LIBOR rate varies, but can be no less than 3.75%.  LIBOR was approximately 4.1% on November 14, 2005.  The standard applicable margin of 6.25% may be reduced to 5.25% if the Company meets and maintains certain financial requirements.  The Senior Term Note is secured by substantially all of the U.S. assets of Evolving Systems, Inc.  The Senior Term Note subjects the Company to certain affirmative and negative covenants, including a financial covenant related to the Company’s EBITDA, as defined.  The agreement restricts capital expenditures to specified limits and prohibits the Company from declaring dividends to its common stockholders.  The Senior Term Note requires quarterly principal and monthly interest payments through October 2010.

The Company used the $8.5 million proceeds of the Senior Term Note to pay down a portion of the Long-Term Notes with the Tertio sellers.  The Long-Term Notes were exchanged for unsecured Subordinated Notes of approximately $4.9 million, bearing interest at 11% through December 31, 2007, and 14% thereafter.  The Subordinated Notes subject the Company to affirmative and negative covenants; however, certain covenants are not in effect until the Senior Term Note and Senior Revolving Facility are paid.  The Senior Term Note and Senior Revolving Facility are senior to the Subordinated Notes.  The Subordinated Notes are payable in full, including accrued interest, in May 2011.

The scheduled principal payments under the Senior Term Note and Subordinated Notes are as follows (in thousands):

Year ending December 31,	Amount
2006	$1,000
2007	2,000
2008	2,500
2009	2,000
2010	1,000
Thereafter	4,900
$13,400

Additionally, the Company obtained a $4.5 million Senior Revolving Facility that bears interest at LIBOR plus 4.0%, and has an annual management fee of 0.05%.  The LIBOR rate varies, but can be no less than 3.75%.  Borrowings under the Senior Revolving Facility are limited to a multiple of the Company’s EBITDA, as defined, less the balance of the Senior Term Note.  The multiple ranges from 2.50 in the first year to 1.75 in the fourth year.  The agreement mandates an initial borrowing of $2.0 million.  The Senior Revolving Facility is secured by substantially all of the assets of Evolving Systems U.K. and includes the same covenants and restrictions as the Senior Term Note.  The Senior Revolving Facility requires monthly payments of interest and fees, with the unpaid balance due in October 2010.

If the Company is in compliance with all financial covenants of the Senior Term Note and Senior Revolving Facility, no events of default have occurred, and certain minimum liquidity conditions are met, early payment is allowed under those agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Evolving Systems, Inc. (“we”, “our”, “us”) is a provider of mission critical software products and services to communications carriers. We maintain long-standing relationships with many of the largest wireline, wireless and cable communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”). Included among our more than 40 customers are four of the largest wireline carriers in North America, one of the largest cable companies in North America and three of the world’s 10 largest wireless carriers. We offer software products and solutions in three core areas — numbering solutions that enable carriers to comply with government-mandated requirements regarding phone number conservation and number portability; a service activation solution that is used to activate complex bundles of voice, video and data services; and mediation solutions supporting data collection for both service assurance and billing applications.  Historically, our products have been used to support traditional telephony capabilities; however, today many communications carriers are using our products to support Voice over Internet Protocol (“VoIP”) offerings.

The core Evolving Systems portfolio that included ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, has recently been expanded, as a result of three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 we acquired a network mediation and service assurance solution to add to our product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC (“TSE”) on October 15, 2004 we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities.  On November 2, 2004, we acquired Tertio Telecoms Ltd. (“Tertio”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America.  Tertio’s leading activation solution, Provident™, now called Tertio™, and mediation solution Evident™, strengthen our overall product portfolio. Our significantly expanded product and service capabilities now enable us to address a larger portion of our customer’s application needs. Also, as a result of these acquisitions, we have become a company with global reach and a customer base that includes many of the world’s leading communications carriers.  We are positioned as a provider of OSS, NSS and comprehensive systems integration capabilities. These complementary competencies enable us to address and implement solutions across much of a customer’s back office.

Company Background

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (“the Telecom Act”), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio, of which we are best known for our LNP and wireless service activation solutions.

Historically, we have helped our customers integrate our products into their existing business process and OSS environments. In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a solutions strategy.  The solutions business model reflects a more balanced mix of services and products, as well as integration and product enhancements for our customers’ back office to meet the specific requirements of each customer. Solutions which include our products, as well as product extensions and integration, are typically licensed to our customers and supported by us. In 2004, we expanded our direct sales reach to include indirect sales through partnerships with network equipment providers and system integrators, such as Siemens, Alcatel and Accenture.  We anticipate these channel sales will extend our reach to new geographical regions as well as help us further penetrate our existing territories.  We have also created packaged products with our channel partners, where we provide the underlying product and our partner provides some or most of the integration services.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  We have identified policies in the areas listed below as critical to our business operations and the understanding of our results of operations.

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

Recent Developments

Acquisition of TSE

In October 2004, we acquired TSE.  TSE’s VeriPort™ and Verify™ products are sold to United States of America (“U.S.”) wireline and wireless carriers, and provide for simulation of the nation’s centralized Number Portability Administration Centers (“NPAC”) and a testing environment for critical back office systems that carriers use to enable number portability. Other products in the TSE portfolio are used for enhanced integration between back office OSS systems.  TSE has installed its products at several of the leading wireless and wireline carriers in the U.S. By acquiring TSE, we have expanded our customer base and our numbering solutions products.

Acquisition of Tertio

In November 2004, we acquired Tertio and became a global company with a customer base that includes many of the world’s largest communication carriers. Tertio’s activation and mediation solutions, Provident and Evident, fit well with elements of our product portfolio, enabling us to provide activation solutions and strengthening our current mediation and service assurance offerings.

In January 2005, we changed Tertio’s name to Evolving Systems Limited (“Evolving Systems U.K.”). We also renamed the Provident activation product “Tertio”, to build on the strong recognition of the Tertio brand in the service activation market. The name changes are reflected in this filing where appropriate.

Expansion of Offshore Development Subsidiary

In February 2004, we formed Evolving Systems Networks India Private Limited, a wholly owned subsidiary of Evolving Systems (“Evolving Systems India”).  For several years, offshore development, through a subcontractor, had been a key aspect of our low-cost, accelerated-deployment strategy. Having our own offshore subsidiary provides us with more control, flexibility and lower costs than we had using an offshore third party contractor. As of September 30, 2005, we had 83 employees in our India office with plans for further expansion as demand dictates.

Customer Support Revenue Deferral

During the first and second quarter of 2004, we deferred the recognition of customer support revenue for one of our largest customers. Under this maintenance arrangement, the customer purchased professional services, specified licensed software upgrades and support services.  Since fair value of the undelivered specified licensed software upgrades did not exist, all of the revenue related to this contract was deferred until the specified licensed software upgrades were delivered and accepted by the customer.  During the third quarter of 2004, we delivered and obtained acceptance of the specified licensed software upgrades. Since vendor specific objective evidence of fair value existed for all of the remaining undelivered elements in the arrangement, we recognized the residual amount of revenue for all delivered elements at that time.  Accordingly, during the three and nine months ended September 30, 2004, we recognized approximately $1.1 million and $2.1 million, respectively of customer support revenue related to this contract.  Our 2005 customer support contract with the same customer did not contain these additional accounting elements, and was not deferred.

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

As of the last business day of our most recently completed second fiscal quarter, June 30, 2005, our common equity public float was less than $75 million, therefore we are not an accelerated filer, as defined in Securities Exchange Act Rule 12b-2, and are not required to comply with the management reporting on internal control over financial reporting for the year ending December 31, 2005. In September 2005, the SEC extended for one year the compliance dates regarding the internal control reporting requirements rules for companies that are not accelerated filers.  If our filing status does not change as of June 30, 2006, the next measurement date, we must begin complying with the internal control reporting and disclosure requirements for our fiscal year ending December 31, 2007.

Cost Reductions

In July 2005, we undertook cost reduction measures that involved a 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations. The efforts around the cost reductions were also designed to better integrate our recent acquisitions. These reductions will save the Company more than $3.0 million annually, with the impact of the savings realized beginning in the fourth quarter of 2005.  The Company paid related severance costs of $477,000 and $580,000, respectively, in the three and nine months ended September 30, 2005.

To meet our long-term goals, including revenue growth, we continue to make investments in our products. We are currently investing in both service activation and numbering solutions products to expand the number of products that we offer and achieve greater international sales of our existing numbering solutions products. These activities may cause research and development expenses to increase in future periods compared to prior periods.

Results of Operations

The following table presents the Company’s consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
License fees and services	50%	14%	50%	38%
Customer support	50%	86%	50%	62%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	24%	14%	26%	18%
Costs of customer support, excluding depreciation and amortization	16%	31%	18%	31%
Sales and marketing	25%	16%	25%	16%
General and administrative	15%	19%	18%	18%
Product development	5%	3%	3%	5%
Depreciation	4%	5%	4%	5%
Amortization	14%	4%	14%	4%
Restructuring and other expenses (recovery)	—%	—%	—%	—%
Total costs of revenue and operating expenses	103%	92%	108%	97%
Income (loss) from operations	(3)%	8%	(8)%	3%
Interest income (expense), net	(4)%	1%	(4)%	1%
Other income (expense), net	(1)%	—%	(1)%	—%
Income (loss) before income taxes	(8)%	9%	(13)%	4%
Income tax (expense) benefit	(1)%	—%	—%	—%
Net income (loss)	(9)%	9%	(13)%	4%

The three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period.  The following table presents the Company’s approximate revenue by product group (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numbering solutions	$4,000	$4,900	$11,700	$14,300
Mediation	900	800	3,800	2,500
Activation	4,700	—	13,800	—
	$9,600	$5,700	$29,300	$16,800

License Fees and Services

License fees and services revenue increased 495% to $4.8 million for the three months ended September 30, 2005, from $810,000 for the three months ended September 30, 2004.  License fees and services revenue increased 128% to $14.6 million for the nine months ended September 30, 2005, from $6.4 million for the nine months ended September 30, 2004.  The increase in license fees and services revenue is due to activation sales related to products acquired in the Tertio acquisition, offset by lower revenue from our number solutions products.  The decline in number solutions products is due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

Customer Support

Customer support revenue decreased 4% to $4.7 million for the three months ended September 30, 2005, from $4.9 million for the three months ended September 30, 2004.  Third quarter numbering solutions revenue was lower in 2005, compared to 2004, because of the recognition in the third quarter of 2004 of a previously deferred, large customer support contract for approximately $1.1 million.  This decrease in customer support revenue during the third quarter of 2005 was offset by increased revenue related to the support of activation products acquired in the Tertio acquisition.

Customer support revenue increased 42% to $14.7 million for the nine months ended September 30, 2005, from $10.4 million for the nine months ended September 30, 2004.  The increase in customer support revenue during the first nine months of 2005 is due to increased revenue related to the support of activation products acquired in the Tertio acquisition, partially offset by price reductions in certain customer support contracts.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation and amortization, were $3.9 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively and $12.9 million and $8.3 million for the nine months ended September 30, 2005 and 2004, respectively.  These costs are discussed further, below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $2.3 million and $808,000 for the three months ended September 30, 2005 and 2004, respectively.  The increase of $1.5 million, or 183%, is due to more projects in delivery as a result of the Tertio acquisition. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 47% for the three months ended September 30, 2005 from 99% for the three months ended September 30, 2004.  The decrease as a percentage of license fees and services revenue was due to certain fixed costs being applied to a low level of revenue in 2004.

Costs of license fees and services, excluding depreciation and amortization, were $7.7 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $4.7 million, or 155%, is due to more projects in delivery as a result of the Tertio acquisition, as well as additional costs incurred in the first half of the year related to transitioning from using third-party consultants for U.K. development to utilizing Evolving Systems personnel in India, via our offshore development model. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 52% for the nine months ended September 30, 2005 from 47% for the nine months ended September 30, 2004.  The increase as a percentage of license fees and services revenues was due to the aforementioned additional costs in the first half of the year related to the U.K. development transition to our offshore development model, including some duplicate operations during the transition, offset by savings from our offshore development model and certain fixed costs being applied to a higher level of revenue in 2005.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.6 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.  The decrease of $229,000, or 13%, is due to savings from transitioning to using Evolving Systems India personnel, offset by additional projects from the Tertio and TSE acquisitions.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 33% for the three months ended September 30, 2005 from 37% for the three months ended September 30, 2004.  The decrease as a percentage of customer support revenue was due to the higher level of revenue in the third quarter of 2004 arising from the large customer support contract described above, as well as the savings from transitioning to using Evolving Systems India personnel.

Costs of customer support, excluding depreciation and amortization, were $5.2 million and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease of $100,000, or 1%, is due to decreased fees for third party software maintenance and savings from transitioning to using Evolving Systems India personnel, offset by additional projects from the Tertio and TSE acquisitions and the cost in the first half of the year to transition to using Evolving Systems India personnel.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 36% for the nine months ended September 30, 2005 from 51% for the nine months ended September 30, 2004.  The decrease as a percentage of customer support revenue was due to savings from our offshore development model, decreased fees for third party software maintenance, and certain fixed costs being applied to a higher level of revenue in 2005, offset by the aforementioned additional costs in the first half of the year related to transitioning to our offshore development model.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses were $2.4 million and $942,000 for the three months ended September 30, 2005 and 2004, respectively. The increase of $1.5 million, or 158%, is due to additional costs from Evolving Systems U.K. and TSE, expenses in the U.S. related to increased headcount for sales initiatives designed to penetrate new markets, as well as a new company marketing campaign.  As a percentage of total revenue, sales and marketing expenses for the three months ended September 30, 2005 and 2004, increased to 25% from 16%, respectively.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and the increased expenses in the U.S., which exceeded the increase in revenue during the period.

Sales and marketing expenses were $7.2 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $4.5 million, or 161%, is due to additional costs from Evolving Systems U.K. and TSE, increased expenses in the U.S. related to increased headcount for sales initiatives designed to penetrate new markets, and a new company marketing campaign.  As a percentage of total revenue, sales and marketing expenses for the nine months ended September 30, 2005 and 2004, increased to 25% from 16%, respectively.  The increase as a percentage of revenue is due to the combination of increased expenses from Evolving Systems U.K. and TSE, and the increased expenses in the U.S., which exceeded the increase in revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and executive management.  General and administrative expenses were $1.4 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively.  The increase of $344,000, or 31%, is primarily due to costs from Evolving Systems U.K.  As a percentage of total revenue, general and administrative expenses for the three months ended September 30, 2005 and 2004, decreased to 15% from 19%, respectively.  The decrease as a percentage of revenue is due to the increase in revenue from Evolving Systems U.K. and TSE, partially offset by the combination of increased expenses from Evolving Systems U.K..

General and administrative expenses were $5.4 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $2.4 million, or 83%, is primarily due to costs related to the integration of Tertio, expenses from Evolving Systems U.K., and increased expenses in the U.S. related to significantly higher levels of professional fees.  As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2005 and 2004, was 18%.  The expense as a percentage of revenue held steady due to the combination of increased expenses from Evolving Systems U.K. and increased professional fees in the U.S., which was matched by the increase in revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs, offshore development subcontractor expenses and costs to start up our offshore Indian facility.  Product development expenses were $452,000 and $152,000 for the three months ended September 30, 2005 and 2004, respectively. The increase of $300,000, or 198%, is due to costs related to development work on international numbering solutions products and additional work on our activation products, such as Tertio Content Connector.  As a percentage of revenue, product development expenses for the three months ended September 30, 2005 and 2004, increased to 5% from

3%, respectively.  The increase in costs as a percentage of revenue is due to additional research and development efforts in the third quarter of 2005 that have not yet resulted in an increase in revenue during the quarter.

Product development expenses were $1.1 million and $884,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $174,000, or 20%, is due to costs related to development work on new activation and billing mediation products and features, and international numbering solutions products.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2005 and 2004, decreased to 3% from 5%, respectively.  The decrease as a percentage of revenue is primarily due to the increased revenue during 2005 compared to 2004, partially offset by additional research and development efforts in the second and third quarters of 2005 that have not yet resulted in an increase in revenue.

Amortization

Amortization expense consists of amortization of identifiable intangibles from our acquisitions of CMS, TSE and Tertio. Amortization expense was $1.4 million and $213,000 for the three months ended September 30, 2005 and 2004, respectively.  The increase in amortization expense of $1.1 million, or 534%, is due to amortization related to identifiable intangibles from the acquisitions of Tertio and TSE.  As a percentage of revenue, amortization expense for the three months ended September 30, 2005 and 2004, increased to 14% from 4%, respectively.  The increase as a percentage of revenue is due to the aforementioned increase in expenses, which was greater than the increase in revenue during the period.

Amortization expense was $4.2 million and $646,000 for the nine months ended September 30, 2005 and 2004, respectively.  The increase in amortization expense of $3.5 million, or 546%, is due to amortization related to identifiable intangibles from the acquisitions of Tertio and TSE.  As a percentage of revenue amortization expense for the nine months ended September 30, 2005 and 2004, increased to 14% from 4%.  The increase as a percentage of revenue is due to the aforementioned increase in expenses, which was greater than the increase in revenue during the period.

Restructuring and Other Expenses (Income)

We closed all of our satellite field offices during 2002.  Because the costs to sublease or terminate these lease commitments are based on estimates, we may incur additional costs related to the satellite office closures.  During the three months ended September 30, 2005 we recorded a net expense of $4,000, related to a lease deposit withholding of $7,000 and a recovery of $3,000.  During the nine months ended September 30, 2005, we recorded a net recovery of $48,000 related to the closure of the satellite offices, as the actual costs to close these facilities were less than our original estimate. As of September 30, 2005 approximately $9,000 was included in accounts payable and accrued liabilities related to the closure of the satellite offices.

Interest Income (Expense), Net

Interest income (expense), net was ($372,000) and $89,000 for the three months ended September 30, 2005.  Interest income (expense), net was ($1.1 million) and $213,000 for the nine months ended September 30, 2005.  The changes for the three and nine month periods of $461,000 and $1.3 million, respectively, were due primarily to the interest expense on the notes payable associated with the acquisition of Tertio and TSE.

Other Income (Expense), Net

Other income (expense), net, was ($99,000) and $3,000 for the three months ended September 30, 2005 and 2004, respectively.  Other income (expense), net, was ($273,000) and $3,000 for the nine months ended September 30, 2005 and 2004, respectively.  The changes for the three and nine month periods of $102,000 and $276,000, respectively, related to foreign currency transaction losses not present before the acquisition of Tertio in the fourth quarter of 2004.

Income Taxes

The Company recorded net income tax (expense) benefit of $(117,000) and $177,000 for the three and nine months ended September 30, 2005, respectively. The net benefit during the three and nine months ended September 30, 2005 consists of current income tax expense of approximately $419,000 and $1.0 million, respectively and a deferred tax benefit of $302,000 and $1.2 million, respectively, both of which are related to the Company’s UK-based operations.

In conjunction with the acquisition of Tertio, certain identifiable intangible assets were recorded.  Since the identifiable intangible amortization is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2005, this deferred tax liability was $3.3 million. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

In conjunction with the acquisition of Tertio, future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the Company’s estimated costs to fulfill its obligations under the contracts plus a reasonable profit margin on the Company’s estimated fulfillment effort.  The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and, thus, a current deferred tax liability of approximately $600,000 was established at the acquisition date. As of September 30, 2005, this deferred tax liability was $98,000.  Both of the aforementioned deferred tax liabilities will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

Liquidity and Capital Resources

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2005, our principal source of liquidity was $3.4 million in cash and cash equivalents.

	Nine months ended September 30,
	2005	2004
Cash provided (used) by:
Operating activities	$1,028	$3,381
Investing activities	(1,183)	(1,041)
Financing activities	(7,435)	356
Effect of exchange rates	(373)	(3)
Net cash provided (used)	$(7,963)	$2,693

Net cash provided by operating activities consists primarily of our net income (loss), adjusted for non-cash charges (including depreciation, amortization, interest expense and deferred taxes) and changes in working capital. Our net income (loss) for the nine months ended September 30, 2005 and 2004, was $(3.8) million and $593,000, respectively, while our non-cash charges were net sources of $5.1 million and $1.4 million, respectively.  For the nine months ended September 30, 2005 and 2004, the primary working capital factors were contract receivables (a source of $6.0 million and $7.1 million, respectively) and unearned revenue (a use of $4.9 million and $5.7 million, respectively).

Net cash used by investing activities during the nine months ended September 30, 2005 and 2004, was for capital expenditures of $656,000 and $1.1 million, respectively, primarily for domestic internal hardware that improved performance and reliability of our product development environment, as well as servers and computers for Evolving Systems India, as well as net cash outflows of $545,000 in 2005 related to the TSE acquisitions.

Financing activities in the nine months ended September 30, 2005, consisted primarily of principal payments on notes payable of $4.9 million, and payments to the Tertio sellers of $2.6 million.  Cash provided by financing activities for the nine months ended September 30, 2005 and 2004, related to proceeds from the issuance of stock of $94,000 and $377,000, respectively.

Working capital (deficit) at September 30, 2005 was ($6.5) million compared to ($3.3) million at December 31, 2004. As previously mentioned, we acquired two companies, TSE and Tertio, during the fourth quarter of 2004. We made net payments of approximately $8.1 million during the nine months ended September 30, 2005 related to notes payable, an acquired dividend obligation assumed, and contingent consideration related to the TSE and Tertio acquisitions. The acquisition of Tertio also included the issuance of long-term seller-financed notes (“Long-Term Notes”) of approximately $11.9 million of which $4.5 million is due within the next twelve months. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2005 of $3.4 million.

•                  Our ability to generate positive cash flows from operations. During 2003, 2004 and the nine months ended September 30, 2005 we generated cash flows from operations of $6.9 million, $4.3 million and $1.0 million, respectively.

•                  Our backlog of approximately $13.8 million, including $4.6 million in license fees and services and $9.2 million in customer support at September 30, 2005.

•                  In July 2005, we took steps to reduce our cost structure by reducing our workforce in the U.S. and U.K. by 10%. This will allow us to save approximately $3.0 million annually.

•                  Notwithstanding Long-Term Notes restructuring, our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

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

Notwithstanding these assessments, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, or an unexpected adverse event, or combination of events, occurs, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

On November 14, 2005, we replaced our Long-Term Notes with the Tertio Sellers with a Subordinated Note, and entered into a Senior Term Note and a Senior Revolving Facility with a commercial finance company.  The new debt agreements improve our liquidity position by extending our principal payments and providing additional borrowing capacity.

The $8.5 million Senior Term Note bears interest at LIBOR plus an applicable margin.  The LIBOR rate varies, but can be no less than 3.75%.  LIBOR was approximately 4.1% on November 14, 2005.  The standard applicable margin of 6.25% may be reduced to 5.25% as we meet and maintain certain financial requirements.  The Senior Term Note requires quarterly principal and monthly interest payments through October 2010.

We used the $8.5 million proceeds of the Senior Term Note to pay down a portion of our Long-Term Notes with the Tertio sellers.  The Long-Term Notes were exchanged for unsecured Subordinated Notes of approximately $4.9 million, bearing interest at 11% through December 31, 2007, and 14% thereafter.  The Subordinated Notes are payable in full, including accrued interest, in May 2011.

A comparison of the scheduled principal payments under our new and old notes is as follows (in thousands):

Year ending December 31,	New Amount	Old Amount
2006	$1,000	$5,900
2007	2,000	7,500
2008	2,500	—
2009	2,000	—
2010	1,000	—
Thereafter	4,900	—
	$13,400	$13,400

Additionally, we obtained a $4.5 million Senior Revolving Facility that bears interest at LIBOR plus 4.0%, and has an annual management fee of 0.05%.  The LIBOR rate varies, but can be no less than 3.75%.  Borrowings under the Senior Revolving Facility are limited to a multiple of our EBITDA, as defined, less the balance of the Senior Term Note.  The multiple ranges from 2.50 in the first year to 1.75 in the fourth year.  The agreement mandates an initial borrowing of $2.0 million.  The Senior Revolving Facility requires monthly payments of interest and fees, with the unpaid balance due in October 2010.

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

Historically sales of our products have been limited to customers in the United States. Prior to our acquisition of Tertio, our only international operational experience was with our Indian offshore activities. The acquisition of Tertio resulted in the addition of significant sales and operations outside the United States, including Europe, Asia and Africa. If we are unable to manage our sales and operations on a global basis, our financial condition or results of operations could be materially adversely affected.  Our international business is subject to financial and operating risks including:

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

The holders of the Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of Evolving Systems, including certain business combinations deemed to be a liquidation.  Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference of $3.89 per share (on an as converted common stock basis), subject to adjustment. As a result, it is possible that, on liquidation, all amounts available for the holders of equity of Evolving Systems would be paid to the holders of the Series B Preferred Stock, and that the holders of common stock would not receive any payment.  Additionally, in connection with the Tertio acquisition we are obligated to file and keep effective a registration statement providing for the resale of the shares of our common stock issuable upon the conversion of the Series B Preferred Stock.  If we fail to keep the registration statement effective, the holders of the Series B Preferred Stock will have the right to cause us to repurchase for cash the shares of the Series B Preferred Stock for $3.89 per share (on an as converted basis), or approximately $11.3 million. If we are required to make this payment, it would have a significant adverse impact on our liquidity and could cause us to incur additional indebtedness.

Additionally, the Series B Preferred Stock contains certain weighted average price based anti-dilution protections that, as long as they remain outstanding, would be triggered if we issued shares of our common stock (subject to certain adjustments and standard exclusions relating to Company options) below $3.89 per share. However, such anti-dilution adjustments are capped to prohibit the Series B Preferred Stock from converting into 20% or more of our outstanding common stock.

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

The indebtedness incurred with respect to the long-term secured notes and, possibly, the redemption of the Series B Preferred Stock, is material in relation to our current level of indebtedness.  No assurance can be given that sufficient funds will be available to meet our operating needs, to pay the interest due on the long-term secured notes or, if required, to redeem the Series B Preferred Stock.  The notes are secured by a general lien on all of our assets.  If we are unable to pay the notes as they become due, the holders of the notes could foreclose on all of our assets.  The increased level of our indebtedness, among other things, could:

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

The inability to keep the registration of the Series B Preferred Stock effective could result in the Series B Preferred Stock becoming mandatorily redeemable.  Currently, the Series B Preferred Stock is classified as non-permanent equity since the events that would require its redemption have not occurred.  If we fail to maintain the effectiveness of the related registration statement, the Series B Preferred Stock will become mandatorily redeemable at the option of the holders and the instrument will be reclassified as a liability.  Upon reclassification, the Series B Preferred Stock will be re-measured at its then current fair value and the difference between its fair value and redemption price will be charged to additional paid-in capital.  Such a charge to equity may negatively impact the price of our common stock.  Subsequent changes to the fair value of this instrument would be recognized in earnings, as a charge or income, and such amounts could be significant and unpredictable.

Certain provisions of the notes payable issued in conjunction with the Tertio acquisition call for the acceleration of payments if certain covenants are breached or cash balance thresholds are achieved.

The notes issued in conjunction with the Tertio acquisition contain certain affirmative and negative covenants that, if breached, could result in such notes becoming immediately due and payable. The covenants include the Company’s agreement to do the following:

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

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments for at least the next twelve months, but to the extent we are unable to invoice and collect in a timely manner under our customer revenue arrangements, or an unexpected adverse event, or combination of events occurs, it could have an adverse impact on our ability to meet our intended business objectives. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

Our international operations pose complex foreign currency, economic, regulatory and tax risks, which may have a material adverse effect on our business, financial condition and results of operations.

For the three and nine months ended September 30, 2005, we generated revenue of approximately $5.0 million and $15.1 million, respectively, from our foreign subsidiaries, representing 53% and 51%, respectively, of our total consolidated revenue.  We anticipate that international revenue will continue to account for a significant percentage of our total revenue.  Our international operations are subject to the risk factors inherent in the conduct of international business, including:

•                   unexpected changes in regulatory requirements;

•                    tariffs and other barriers;

•      political and economic instability;

•      limited intellectual property protection;

•      difficulties in staffing and managing foreign operations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

We may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates and income tax expenses.  Any of the foregoing factors may have a material adverse effect on our international operations and, therefore, our business, financial condition and results of operations.

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

•

certain management and other employees of Tertio and TSE, or future acquisitions, may be critical to the success of the acquired company, and we do not know if we will be successful in retaining these individuals in the combined companies; and

•

the price of our stock may go down as stockholders who received stock in prior acquisitions, or any future transaction, elect to sell their shares, or the marketplace does not favorably view the transaction.

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

Large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months, making it difficult for us to forecast the timing and magnitude of our contracts. For example, customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter and year to year.

Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, the U.S. communications industry is still recovering from an industry downturn which began in 2000, and many of the companies in the communications industry have kept capital expenditures at historically low levels in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases.  The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

Many of our products and services are sold on a fixed-price basis.  If we incur budget overruns, our margins and results of operations may be materially harmed.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.  Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, is likely to require the commitment of significant managerial resources. We are currently reviewing our material internal control systems, processes and procedures for compliance with the requirements of Section 404.  There can be no assurance that such a review will not result in the identification of significant deficiencies or material weaknesses in our internal controls.

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

For additional information about Evolving Systems’ risk factors see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Foreign Exchange Risk

In the ordinary course of business, we are exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

The Company has assets and liabilities, including a substantial portion of its intangible assets and its cash balances, in its United Kingdom subsidiary, denominated in the British Pound.  To the extent that the exchange rate between the US Dollar and the British pound fluctuates, such fluctuation will have an impact on the Company’s comprehensive income in the form of translation adjustments, and could have an impact on the Company’s liquidity position in that the Company’s UK cash balances are maintained in British Pounds.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of September 30, 2005, the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Date: November 14, 2005	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)