Form 10-K
period 2005-12-31
EVOLVING SYSTEMS INC
filed 2006-03-24
CIK 1052054

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $43.1 million as of June 30, 2005.

        The number of shares of Common Stock outstanding was 16,169,469 as of March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

December 31, 2005

Special Note About Forward-Looking Statements

        Except for the historical information contained in this document, this report contains forward-looking statements including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions.. These forward-looking statements generally are identified by the words "believes," "goals," "projects," "expects," "anticipates," "estimates," "intends," "strategy," "plan" and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business Overview

Introduction

        Evolving Systems, Inc. ("we", "our", "us") is a leading provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems ("OSS") and Network Support Systems ("NSS"). Included among our more than 40 customers are the four largest wireline carriers in North America and three of the world's largest wireless carriers. We offer software products and solutions in three core areas:

  •
  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation;

  •
  mediation solutions supporting data collection for both service assurance and billing applications; and

  •
  service activation solutions used to activate in networks complex bundles of voice, video and data services.

        Historically, our products have been used to support traditional wireless and wireline network telephony capabilities; however, through our continual investment in and improvement of our products, we are beginning to sell our products to carriers to support both their voice and data offerings over Internet Protocol ("IP") and advanced broadband networks.

        We expanded our core portfolio of ordering and provisioning solutions for Local Number Portability ("LNP"), as well as a number inventory and assignment platform, through three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. With the acquisition of CMS Communications, Inc. ("CMS") in November 2003, we acquired a network mediation and service assurance solution. Additionally, with the acquisition of Telecom Software Enterprises, LLC ("TSE") in October 2004 we added LNP and Wireless Number Portability ("WNP") number ordering and provisioning testing products which provide new OSS system integration capabilities. Finally, in November 2004 we acquired Tertio Telecoms Ltd. ("Evolving Systems U.K."), a privately held supplier of OSS software solutions for mediation and service activation to communication carriers throughout Europe, the Middle East, Africa and Asia, With this acquisition we expanded our markets beyond North America and added an activation solution, Tertio™, and a mediation solution, Evident™, to our product portfolio. Our significantly expanded product and service capabilities now enable us to address a larger portion of our customers' application needs. We have become a company with global reach and a customer base that includes many of the world's leading communications carriers. We are installed in the back office of over 60 networks in 39 countries and are well positioned as a provider of OSS and NSS solutions with comprehensive systems integration capabilities. These complementary competencies allow us to implement solutions across much of a carrier's back office, addressing core needs in service fulfillment and resource management.

        We operate our business as two operating segments based on revenue type: license fees/services revenue and customer support revenue. Further information regarding our operating segments is contained in our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Company Background

        Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 ("the Telecom Act"), we made a strategic decision to add software products to our established professional services offerings. Since that time we have built a strong product portfolio, of which we are best known for our Local Number Portability solutions and wireless service activation solutions.

        In 2002, we initiated a restructuring plan, which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to a combination product and solutions model. The product, solutions business model reflects a more balanced mix of products and services, as well as integration and product enhancements for our customers' back office to meet their specific requirements. We complement this customer-specific focus with product development investments driven by more traditional marketing efforts. Solutions which include our products as well as product extensions and integration, are typically licensed to our customers and supported by us.

        In 2004, we expanded our sales reach to include both direct and indirect sales. We formed new relationships with network equipment providers and system integrators to extend our reach to new geographical regions as well as help us further penetrate our existing territories. We supply packaged products to our channel partners, where we provide the underlying product and our partner provides some or most of the integration services. Also, as noted above, in late 2004 we acquired Tertio Telecoms Ltd., giving us a global presence with worldwide development offices and customers across multiple continents.

Recent Developments

  Integration of TSE and Evolving Systems U.K.

        The year ended December 31, 2005 was a transforming year. We spent the year focused on the integration of two acquisitions that created a significantly expanded product portfolio and broader geographic reach. During the year, we:

  •
  worked to align our cost structure with our expanded operations;

  •
  increased our Indian-based software development staff to include development of products we acquired from TSE and Evolving Systems U.K.;

  •
  concentrated our R&D investments to reflect our new product portfolio; and

  •
  put in place the cross-selling initiative we expected to achieve from the acquisition of Evolving Systems U.K., marketing our traditional U.S. numbering solutions products outside of the U.S., and selling our recently acquired activation products outside of Europe.

        We finished 2005 with a strong fourth quarter, reflecting higher quarterly revenue and higher quarterly profits as compared to the fourth quarter of 2004. This increase in quarterly revenues and profits reflects our progress toward realizing the cost and revenue synergies from our growth and acquisition strategies.

  Cost Reductions

        As part of our initial integration of TSE and Evolving Systems U.K. into Evolving Systems, we identified where we had roles in the organization which were duplicative. During the first quarter of 2005, we eliminated these duplicate positions. We also transitioned some of the software development activities performed by TSE and Evolving Systems U.K. to our wholly-owned Indian-based subsidiary, Evolving Systems Networks India Private Limited.("Evolving Systems India"). Finally, in July 2005, we undertook further cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations.

        We estimate these cost reduction measures will save us approximately $2.5 million on an annual basis, with the overall impact of the savings beginning to be realized in the fourth quarter of 2005. We recorded severance costs of $845,000 during 2005 related to these cost reductions.

  Expansion of Indian Development Subsidiary

        In February 2004, we formed Evolving Systems India. For several years, offshore development, through a subcontractor, had been a key aspect of our low-cost, accelerated-deployment strategy. Having our own offshore subsidiary provides us with more control, flexibility and lower costs than we had using an offshore third party contractor. We continued expansion of this subsidiary throughout 2005, increasing the number of employees from 46 as of December 31, 2004 to 84 as of December 31, 2005.

  Debt Restructure and Addition of $4.5 Million Working Capital Facility

        In November 2005, we restructured approximately $13.4 million in debt associated with our 2004 acquisition of Evolving Systems U.K. Under the terms of the debt restructuring, the Evolving Systems U.K. sellers agreed to exchange their long-term notes for $8.5 million in cash and approximately $4.9 million in unsecured subordinated notes, due in May 2011. We used proceeds obtained from a five year $8.5 million senior secured term note provided by a commercial finance company to make the cash payments. The restructuring reduced our scheduled principal payments through December 31, 2007, from approximately $12.0 million to $3.0 million.

        In addition, we added a $4.5 million revolving credit facility with the same commercial finance company to be used for working capital and general corporate purposes. The new working capital line and debt restructuring improved our working capital position and sharply reduced our short-term annual debt repayments, which will contribute to improved cash flow.

  LsmsXpress™ Product Launch

        In 2005, we launched and sold LsmsXpress—a product targeted for carriers looking to reduce the total cost of ownership for their number portability routing requirements. The LsmsXpress solution is a full function, small footprint Local Service Management System ("LSMS") that provides the interface between the North American National Portability Administration Center ("NPAC"), which maintains and tracks data on ported telephone numbers in the United States and Canada, and the network elements that route calls. It is designed to meet the needs of carriers who want to manage core LNP functions in-house rather than using a service bureau.

        A vendor independent solution, LsmsXpress is designed to enable carriers to implement the LNP provisioning process cost-effectively and efficiently. We also offer a suite of services for carriers looking to transition from the service bureau environment to an in-house LSMS solution. This product and our services are the result of integrating products we obtained from our acquisition of TSE with our experience in delivering number portability solutions.

  ServiceLink™ Product Launch

        In July 2005, we introduced ServiceLink—a porting automation product designed to improve the number portability process between wireless and wireline carriers, known as inter-modal porting. This process is currently handled using manual processes such as fax transmission, which can be prone to errors, and is inefficient and expensive to support. The ServiceLink product reduces errors and provides cost and time efficiencies by supporting pre-port communication and automating the porting between wireless and wireline trading partners.

  Tertio Content Connector Module Launch

        In 2005, we successfully launched a new addition to our Tertio™ activation solution. The new module, called Tertio Content Connector, provides a unique answer to the challenges of activating next-generation services by helping operators integrate content and service delivery platforms to introduce innovative IP-based services.

        Service activation systems have typically been built for a limited number of services over specific network technology. In order to keep pace with new service requirements, a lengthy process of coding software adapters for new network elements is often necessary. However, next-generation services bring new challenges. New, open service delivery platforms encourage third party content and application development and use new, IT-based platforms with new interoperability standards. All of this requires support for a more dynamic environment in which services and systems may be introduced, updated or withdrawn more frequently than ever before.

  Tertio 6.0 Service Activation Release

        In November 2005, we introduced Tertio 6.0, the latest release of our market leading service activation solution for next-generation services. Our Tertio 6.0 release provides a high performance, multi-domain service activation platform for event driven, automated activation. We extensively revised the product platform with a sophisticated graphical user interface for faster application configuration.

        As the pace of new service introduction increases, carriers need to improve the efficiency of their service development lifecycle and minimize the cost of integrating new technologies and equipment. This is especially true as services migrate from conventional telecommunications infrastructure to IMS (IP Multimedia Subsystems) and other next-generation architectures. Our Tertio 6.0 release provides for rapid integration with new platforms and is uniquely positioned for convergent activation of services across old and new technologies.

  LNP 6.0

        In December 2005, we introduced LNP 6.0, the newest release of our number portability suite of products. This release included the required support for the North American Numbering Council (NANC) R3.3 changes specific to the Local Service Order Administration (LSOA) and Local Subscription Management Service (LSMS) products which are two of the critical pieces of the carrier side of the North American local number portability solutions provided by Evolving Systems. In addition to supporting the required NANC 3.3 changes, our LNP 6.0 release also included enhancements to our migration and tune-up tools which allow service providers to migrate to Evolving Systems' LSOA and LSMS product from either a competitor's product or from a service bureau model.

  NumeriTrack International 3.0

        In December 2005, we introduced NumeriTrack i3.0 which is our first release of our NumeriTrack product intended for the international markets. The numbering schemes in many international countries vary greatly from the standard 10-digit dialing plan implemented in North America. Consequently, we modified our North American version of NumeriTrack extensively in order to support the requirements of the various dialing plans we see around the world. NumeriTrack i3.0 addresses the need carriers are facing to better manage their number inventory created by the implementation of international number portability and the introduction of new types of services, as well as continued growth in the number of subscribers.

  Accelerated Filer Status

        Companies considered accelerated filers under Securities Exchange Act Rule 12b-2, are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002, for fiscal years ending on or after November 15, 2004. An accelerated filer is defined as a company that meets the following conditions:

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

        As of the last business day of our most recently completed second fiscal quarter, June 30, 2005, our common equity public float was less than $75 million. Therefore, we are not an accelerated filer, as defined in Securities Exchange Act Rule 12b-2, and are not required to comply with the management reporting on internal control over financial reporting for the year ending December 31, 2005. In September 2005, the SEC extended for one year the compliance dates regarding the internal control reporting requirements rules for companies that are not accelerated filers. If our filing status does not change as of June 30, 2006, the next measurement date, we must begin complying with the internal control reporting and disclosure requirements for our fiscal year ending December 31, 2007.

Industry Dynamics

        Historically, telecommunications carriers have operated in a highly regulated environment. Deregulation in many countries around the globe has increased the number of telecommunications carriers and consequently stimulated competition and product innovation. This increase in competition coupled with the emergence of new telecommunications technologies, such as fiber optics, packet-data networks, digital and wireless telephony as well as Internet-based services has created an industry that is in the midst of significant change. Traditional wireline customers are migrating with an increasing frequency to wireless and broadband services requiring network operators to make large capital expenditures in the areas of broadband and wireless infrastructure, as well as new product offers to differentiate themselves. In response to these market changes, we have broadened our product portfolio through internal R&D, customer-funded initiatives and the acquisition of key new products and technologies. The competitive landscape is continuously changing as the communications industry consolidates through M&A activity among carriers in almost every geographic market.

Operations Support Systems ("OSS")

        OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as ordering, inventory, provisioning, activation, service assurance, repair and billing. Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service. Carriers use activation systems to turn on services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Repair and dispatch systems set up, track and report on service conditions or outages for the carrier's large work force. Carriers use billing systems to collate, manage and report usage information for customer billing. OSS typically operate on a 24x7 basis to support the real-time communications network that is the backbone of the carriers' service offerings.

        Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct OSS. These legacy, proprietary OSS in place at various carriers often utilize incompatible elements, making interoperability among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new computing and network technologies, and new value-added services including call waiting, call forwarding and voice mail, broadband data and video. In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work. Despite these difficulties, the carriers have been unable to completely replace existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, thereby further increasing their complexity and making it more difficult for the systems to interoperate successfully.

Product Portfolio

Numbering Solutions

        Evolving Systems' Numbering Solutions product line includes our LNP and WNP products as well as our NumeriTrack® number inventory and assignment solution.

  LNP and WNP

        Our Number Portability software solution enables carriers to comply with U.S. mandates in the Telecom Act and subsequent Federal Communications Commission ("FCC") regulations implementing LNP and WNP. For traditional wireline, wireless networks, as well as Internet Protocol ("IP") networks, this requires service providers to allow customers the ability to retain, or "port", their phone numbers when changing from one service provider to another. Our LNP software for ordering, provisioning, reporting, testing and exchanging information between carriers is widely used by wireline and wireless service providers and is involved in over 35 percent of all porting transactions in the United States each year. In addition, we developed the initial custom software used by all eight regional NPACs in North America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our number portability product features and developed other number portability related OSS software products for the wireline and wireless markets. Our full LNP and WNP product line comprises the following collection of products:

  •
  OrderPath® order entry;

  •
  NumberManager® network provisioning;

  •
  LNP DataServer™ data warehousing;

  •
  PortExchange™ Inter-carrier Communications Processor ("ICP") pre-porting;

  •
  VeriPort™ NPAC testing;

  •
  VeriComm™ ICP testing;

  •
  ServiceLink™ automated ICP System for WNP; and

  •
  Verify™ product suite for monitoring carriers' application communications for optimum service assurance.

        We are investing in bringing these products to markets outside the United States where deregulation has occurred or is about to occur and number portability is or will soon be required.

  Number Inventory and Assignment

        We developed our NumeriTrack® solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC's concern that the U.S. was running out of 10-digit telephone numbers. As a result, the FCC designed regulations to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers, specifying rules regarding the assignment and classification of those numbers. The regulations also require regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the "pool" to be reallocated to other carriers. Our NumeriTrack solution, which has been licensed to six carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers. Our solution provides inventory management of phone numbers and other assets such as SIM cards, supports inventory assignments and integration with carriers' existing back-office systems. The NumeriTrack solution also contains features for the inventory of and assignment logic for numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of its Voice over Internet Protocol ("VoIP") service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solutions has far-reaching implications for integration with carriers' existing OSS environments and business processes. We are working on adapting our NumeriTrack application for markets outside of the United States.

Service Activation

        Our service activation solution, Tertio™, is employed by carriers to activate new service, including two of the world's largest wireless carriers. The Tertio application is used by some of the world's most advanced and demanding service providers as their next-generation solution and is deployed as the service activation engine for over 40 networks around the world. Our Tertio product provides a flexible operating environment and can be used by carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks. Tertio is an integrated solution comprised of four components:

        Tertio Service Composer—a modeling tool that simplifies the creation of new services;

        Tertio Content Connector—a tool used for activation of next-generation services;

        Tertio Activation Designer—a tool that is designed to speed network feature activation; and

        Tertio Service Activation—the platform that provides scalability and performance, flexibility and a graphical interface.

        Our Tertio solution addresses the entire service lifecycle enabling service providers to better plan, manage and execute the introduction of new services. Tertio allows carriers to introduce new network technologies and eases the burden of integration with existing devices and systems.

Mediation

        Our mediation portfolio consists of network data mediation products and billing mediation. The network mediation products include our Traffic Data Management System ("TDMS"), acquired in the CMS acquisition, and our next-generation product Mediation Central™. Our billing mediation product, Evident™, was acquired as part of the Tertio acquisition.

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

        As carriers bring new services to market they often need a new mediation process to support those new services. Our Evident solution has been designed with the flexibility to support new service concepts and designs.

  Network Assurance and Data Collection Solutions

        A common challenge for telecommunications carriers is to create an integration layer between network element ("NE") devices and the OSS applications that provision, monitor and control them. Deploying new devices needed for extending service offerings into the network can therefore be difficult, time consuming and expensive. Our mediation solutions provide a common framework for simplifying the data collection and distribution of critical network data. Our network mediation product, Mediation Central, supports a broad array of technologies that carriers typically deploy in their network. Mediation Central provides support for wireline, broadband, transport and wireless networks. Our Mediation Central product supports both centralized and distributed configurations allowing, for example, carriers to deploy a single solution for all their data collection and distribution needs.

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

Custom Solutions, Professional and Integration Services

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

        Our Professional and Integration Services team provides expert consulting services and advice for the design, customization, integration and deployment for our Numbering Solutions, Service Activation and Mediation product portfolios. The Professional and Integration Services team works closely with the Product Engineering and Development teams to ensure we are up to date with the latest product developments. These services cover all aspects of the project lifecycle including system architecture and design, component design, development and customization, system integration and testing, deployment and production support, program and project level management, domain and product expertise. Our teams work closely with customers and integration partners and have established close, long term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

Research and Development

        We expend amounts on research and development ("R&D"), particularly for new products and/or for enhancements of existing products. As discussed in Note 1 in the notes to our consolidated financial statement, R&D is expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, we expensed $1.9 million, $1.1 million and $2.0 million, respectively, in research and development costs.

Business Structure and Strategy for Growth

        We have developed a product, solutions business model that leverages our products and strong telecommunications domain expertise with a worldwide work force. This business model combines our U.S. presence (headquartered in Englewood, a suburb of Denver, Colorado) and United Kingdom presence (offices in London and Bath, England) with the lower-cost offshore development capabilities provided by our growing Indian subsidiary (with offices in Bangalore, India). We developed this model in response to the downturn in the telecommunications industry, and in 2002, we successfully completed a restructuring plan that resulted in dramatically improved financial results—revenue growth and solid profitability—for our year ended December 31, 2003.

        In March 2004, we launched Evolving Systems India in the city of Bangalore, with an initial staffing of 15 employees. This subsidiary has now grown to over 100 employees as of March 8, 2006. Utilization of our own development team in India enables us to continue to offer our customers high-quality, lower-cost solutions and a more consistent round-the-clock workday.

        Beginning in late 2003 and continuing through 2004, we supplemented our organic growth strategy to include three acquisitions; CMS, TSE and Evolving U.K.

        We have completed integration of CMS, TSE and Evolving U.K. into our business model and operations.

        We use the customer locations as the basis of attributing revenues to individual countries. Further information regarding our geographic regions is contained in the footnotes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Sales and Marketing

        The primary objective of our sales and marketing efforts is to educate existing and potential customers throughout the telecommunications industry about the depth and breadth of our capabilities, experience and product portfolio. We work with those customers through discovery, concept, business case and implementation to create solutions that reduce cost, increase revenue opportunities or allow compliance with government and regulatory mandates. In addition, we conduct many of our sales activities as a result of responding to requests for proposals and competitive tenders. Our sales and marketing efforts include constant interaction with existing and target customers and prospects, participation in relevant industry bodies, a website presence, presentations at industry conferences and forums, news releases to the industry and other marketing initiatives. Our sales focus is to create solution opportunities for our product offerings. The majority of our sales efforts are conducted by direct sales teams. However, increasingly we are engaging in sales through channel and business partners or system integrators such as Alcatel, Siemens and Accenture who have been selected by our customers for larger solution implementations where our products represent only a portion of the overall solution. We plan to continue the approach of working with partners and system integrators in 2006 and beyond—this is predicated by the success we have seen at Evolving Systems using partners.

Product Development and Support

        Our product development efforts are focused on identifying specific customer business needs as well as market requirements and then developing possible solutions for those needs that leverage our existing product capabilities. Based upon the identified customer business needs, our product development efforts comprise a combination of design and development of new products or features to enhance our existing products, and design and development of new product functionality as identified in our product "roadmaps," funded as research and development. We build investment plans for our three principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions. We usually do not develop completely new products, major product enhancements or tools until we have at least one customer who has agreed to license what we will develop.

Competition

        The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards and regulatory developments. We face continuous demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies and certain of our customers' internal IT organizations, that have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer- standing relationships with telecommunications customers than we do. The market for telecommunications software and services is extremely large. Consequently, we currently hold only a small portion of total market share. However, by concentrating our focus on numbering solutions, activation solutions and mediation and assurance solutions, we hold reasonable market share in those three areas. We differentiate ourselves from competitors through our combination of telecommunications domain knowledge, low-cost offshore development, products, services, integration capabilities and strong customer relationships.

        Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Tekelec. Our principal competitors in activation are Metasolv and Comptel. In mediation, we compete with many different companies including Intec, Amdocs, TTI, Acterna, Comptel and Metasolv.

        Many of our customers have large internal development organizations, which develop software solutions and provide services similar to our products and services. As a result, our customers often choose to implement their own solutions rather than choosing solutions we offer. In addition, other integration companies such as Perot and IBM GS compete with us for integration work.

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

Significant Customers

        In 2005, approximately 38% of our consolidated revenues came from three unrelated customers in the telecommunications industry, each of which accounted for more than 10% of our consolidated revenues. Of these customers, one is in the U.S. and the other two are international. The loss of any one of these customers would have a material adverse effect on our business as a whole.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. patents on elements of our principal LNP OSS products, NumberManager® and OrderPath®, and we have both a U.S. patent on certain elements of and a pending application for patent protection on certain elements of our OmniPresenceServer™ application. In addition, we have applied for patent protection on elements of our ServiceXpress™ test harness application.

Backlog

        We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2005 and 2004, our backlog, as defined, was approximately $12.6 million and $12.5 million, respectively. Our backlog, as defined, at December 31, 2005 is comprised of license fees and services of $3.5 million and customer support of $9.1 million compared to license fees and services of $4.5 million and customer support of $8.0 million at December 31, 2004.

Employees

        As of December 31, 2005, we employed 227 people including 73 in the United States, 70 in the United Kingdom and 84 in Bangalore, India. Of our worldwide staff, 74% are involved in product delivery, development, support and professional services, 16% in sales and marketing, and 10% in general administration.

Available Information

        You can find out more information about us at our Internet website located at www.evolving.com. The information on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. Additionally, these reports are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC's website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Risks related to Evolving Systems U.K. Acquisition

  We are subject to financial and operating risks associated with international sales and services.

        Historically sales of our products have been limited to customers in the United States. Prior to our acquisition of Evolving Systems U.K. in late 2004, our only international operational experience was with our Indian offshore activities. The acquisition of Evolving Systems U.K. resulted in the addition of significant sales and operations outside the United States, including Europe, Asia and Africa. Our failure to manage our sales and operations on a global basis could harm our business and operating results. Our international business is subject to financial and operating risks including:

  •
  unexpected changes in, or impositions of, legislative or regulatory requirements;

  •
  difficulties in maintaining effective controls over financial reporting across geographically dispersed entities, including those related to different business practices in foreign countries;

  •
  internal control-related risks of running foreign subsidiaries;

  •
  changes in the demand for our products and services due to the perception that we are an "American" company in countries where the United States' foreign policy is not viewed favorably;

  •
  fluctuating foreign currency exchange rates, tariffs, currency repatriation restrictions and other barriers;

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

  The indebtedness incurred in connection with the Evolving Systems U.K. acquisition may limit our ability to grow and could adversely affect our financial condition.

        In partial consideration for our acquisition of Evolving Systems U.K., we made a cash payment of $11.0 million, issued 966,666 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), issued a short-term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued long-term secured notes with an aggregate principal amount of approximately $11.9 million bearing interest initially at 11% per annum (increasing to 14% on the second anniversary). The short-term secured note was paid in full as of June 30, 2005.

        In November 2005, we restructured approximately $13.4 million in debt associated with our 2004 acquisition of Evolving Systems U.K. Under the terms of the debt restructuring, the Evolving Systems U.K. sellers agreed to exchange their long-term notes for $8.5 million in cash and approximately $4.9 million in unsecured subordinated notes, due in May 2011. We used proceeds obtained from a five year $8.5 million senior secured term note provided by a commercial finance company to make the cash payments. The restructuring reduced our scheduled principal payments through December 31, 2007, from approximately $12.0 million to $3.0 million. In addition, we added a $4.5 million revolving credit facility with the same commercial finance company to be used for working capital and general corporate purposes.

        The indebtedness incurred with respect to the acquisition of Evolving Systems U.K. and, possibly, the redemption of the Series B Preferred Stock, is material in relation to prior levels of indebtedness. We may not have sufficient funds available to meet our operating needs, to pay the interest due on our secured notes or, if required, to redeem the Series B Preferred Stock. The notes are secured by a general lien on all of our assets. If we are unable to pay the notes as they become due, the holders of the notes could foreclose on all of our assets. The increased level of our indebtedness, among other things, could:

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

  Certain provisions of the notes payable issued in conjunction with the restructuring of our debt resulting from our acquisition of Evolving Systems U.K. call for the acceleration of payments if certain covenants are breached or cash balance thresholds are achieved.

        The outstanding notes with our commercial finance company, as well as the sellers of Evolving Systems U.K., contain certain affirmative and negative covenants that, if breached, could result in such notes becoming immediately due and payable. The covenants include our agreement to do the following:

  •
  maintain a specified ratio of debt to EBITDA; minimum EBITDA for the trailing twelve months; and ratio of fixed charges to EBITDA;

  •
  comply with applicable laws and licensing requirements;

  •
  file and pay all applicable taxes as they become due; and

  •
  operate in the ordinary course of business.

The covenants also include our agreement not to do any of the following (except as specifically authorized in such notes):

  •
  liquidate, dissolve or wind-up operations;

  •
  pay any dividends or make prepayments on any indebtedness;

  •
  acquire any other businesses or entities or make investments in third parties;

  •
  sell or transfer a substantial portion of our assets;

  •
  incur additional indebtedness or permit any liens on our assets;

  •
  change our methods of accounting and record keeping away from generally accepted accounting principles;

  •
  change the nature of our business materially

  •
  make capital expenditures beyond established thresholds; or

  •
  take certain other operational actions.

        The covenants may limit our flexibility in planning for, or reacting to changes in, our business. Failure to comply with the covenants, if not waived, could result in the acceleration of the notes. If we are required to pay the notes on an accelerated basis, it would have a significant adverse impact on our liquidity and financial condition and could cause us to incur additional indebtedness.

        Additionally, the unsecured notes issued to the Evolving Systems U.K. sellers require us to offer the note holders a prepayment on such notes at the end of any fiscal quarter if we achieve certain minimum cash thresholds. Such a requirement will restrict our liquidity and cash management flexibility. Until the notes are repaid, our ability to engage in transactions or to enter into agreements requiring significant cash investments may be adversely affected.

  Our stockholders will be diluted by the conversion of outstanding Series B Convertible Preferred Stock.

        Prior to our acquisition of Evolving Systems U.K., only one of our stockholders reported beneficial ownership in excess of 5% of our common stock. Each share of Series B Preferred Stock is initially convertible into three shares of our common stock which could result in the issuance of up to 2,899,998 shares of our common stock. If the shares of Series B Preferred Stock are exchanged for shares of our common stock, such stockholders would beneficially own approximately 15% of our issued and outstanding shares of common stock (after giving effect to such conversions). The sale by such holders of one or more large blocks of our common stock, or the perception that such sales will occur, could have a negative impact on the market price of our common stock. Additionally, such ownership interests could effectively deter a third party from making an offer to buy us, which might involve a premium over our current stock price or other benefits for our stockholders, or otherwise prevent changes in the control or management of Evolving Systems. In addition, there are no restrictions, in the form of a standstill agreement or other agreements with such stockholders, on their ability or their affiliates to purchase additional shares of our common stock and thereby further increase their ownership interests.

        The holders of the Series B Preferred Stock are entitled to vote on any matters presented to our stockholders together with the holders of common stock. While each share of Series B Preferred Stock initially converts into three shares of our common stock, each such share of Series B Preferred Stock is only entitled to approximately 2.26 votes in order to comply with certain voting rights rules promulgated by The Nasdaq Stock Market, Inc. ("Nasdaq") relating to the fact that the Series B Preferred Stock was issued at a discount to market on the date of issuance. As of the record date, the holders of the Series B Preferred Stock were entitled to an aggregate of approximately 2,184,665 votes on all matters presented to the holders of common stock based on their ownership of the Series B Preferred Stock. The Series B Preferred Stock is voluntarily convertible into our common stock at anytime at the option of the holders thereof, at which time each such share of common stock will be entitled to one vote per share.

  The holders of our Series B Preferred Stock have preferential rights that may be adverse to holders of our common stock.

        The holders of the Series B Preferred Stock have preferential rights with respect to distributions upon a liquidation of Evolving Systems, including certain business combinations deemed to be a liquidation. Accordingly, no distributions upon liquidation may be made to the holders of common stock until the holders of the Series B Preferred Stock have been paid their liquidation preference of $3.89 per share (on an as converted to common stock basis), subject to adjustment. As a result, it is possible that, on liquidation, all amounts available for the holders of equity of Evolving Systems would be paid to the holders of the Series B Preferred Stock, and the holders of common stock would not receive any payment. Additionally, in connection with the Evolving Systems U.K. acquisition we are obligated to file and keep effective a registration statement providing for the resale of the shares of our common stock issuable upon the conversion of the Series B Preferred Stock. If we fail to keep the registration statement effective, the holders of the Series B Preferred Stock will have the right to cause us to repurchase for cash the shares of the Series B Preferred Stock for $3.89 per share (on an as converted basis), or approximately $11.3 million. If we are required to make this payment, it would have a significant adverse impact on our liquidity and could cause us to incur additional indebtedness.

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

        In the event that the anti-dilution adjustments are triggered, the holders of our common stock would be diluted to an unknown degree. Furthermore, the mere existence of such anti-dilution protections could make it difficult or impossible for us to issue any common stock below $3.89 per share. In the event the anti-dilution adjustments of the Series B Preferred Stock are triggered, such adjustments would result in a deemed dividend to the Series B Preferred Stock holders that would reduce income available to common stockholders. The charge would be equal to the number of additional shares issuable as a result of the anti-dilution calculation, multiplied by the fair value of the common stock on the date of the issuance of the Series B Preferred Stock, which was $4.64 per share. The deemed dividend charge could cause the price of our common stock to go down.

  The terms and conditions of the Series B Preferred Stock may have an adverse impact on our results of operations and financial performance.

        If we cannot keep the registration of the Series B Preferred Stock effective, the Series B Preferred Stock could become mandatorily redeemable. Currently, the Series B Preferred Stock is classified as non-permanent equity since the events that would require its redemption have not occurred. If we fail to maintain the effectiveness of the related registration statement, at the holders' option the Series B Preferred Stock would become mandatorily redeemable and the instrument would be reclassified as a liability. Upon reclassification, the Series B Preferred Stock would be re-measured at its then current fair value and the difference between its fair value and redemption price would be charged to additional paid-in capital. Such a charge to equity may negatively impact the price of our common stock. Subsequent changes to the fair value of this instrument would be recognized in earnings, as a charge or income, and such amounts could be significant and unpredictable.

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

  •
  actual or anticipated changes in U.S. or foreign laws and regulations related to the telecommunications market;

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

  •
  our success in developing and selling new products, controlling costs, attracting and retaining qualified personnel and expanding our sales and customer focused programs;

  •
  software defects and other product quality problems;

  •
  changes in our strategy;

  •
  the extent of industry consolidation;

  •
  foreign exchange fluctuations; and

  •
  general economic conditions.

        Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are, to a degree, variable based upon our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

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

        Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments for at least the next twelve months, but this could be negatively impacted to the extent we are unable to invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through another debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

  If we are unable to properly supervise our software development subsidiary in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts and our business could be materially harmed.

        In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, to transfer the services provided by our Indian subcontractor, Infosys, to Evolving Systems India. It is difficult managing development staff over multiple time zones. We are currently experiencing a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

  We operate a global business that exposes us to additional currency, economic, regulatory and tax risks.

        A significant part of our revenue comes from international sales. Our international operations are subject to the risk factors inherent in the conduct of international business, including:

  •
  unexpected changes in regulatory requirements;

  •
  tariffs and other barriers;

  •
  political and economic instability;

  •
  limited intellectual property protection;

  •
  difficulties in staffing and managing foreign operations; and

  •
  potentially adverse tax consequences in connection with repatriating funds.

        We may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates and income tax expenses. Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.

  Changes or challenges to the regulations of the communication industry could hurt the market for our products and services.

        The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring Regional Bell Operating Companies ("RBOCs") to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services. For example, when the FCC delayed implementation of the Telecom Act with respect to wireless carriers until November 2003, these delays impacted our revenue from our WNP products and services. Likewise, in mid-2001 when Verizon Wireless petitioned the FCC requesting forbearance from this requirement, we saw our wireless customers delay making decisions to purchase WNP products. WNP went into effect in November 2003. Any invalidation, repeal or modification in the requirements imposed by the Telecom Act or the FCC, could materially harm our business, financial condition and results of operations. In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows. Additionally, with our acquisition of Evolving Systems U.K., we are now subject to numerous regulatory requirements of foreign jurisdictions. Any compliance failures or changes in such regulations could also materially harm our business, financial condition, results of operations and cash flows.

  We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business.

        In the past, and currently, we earn a significant portion of our revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of our customer base through our recent acquisitions. However, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could harm our business and operating results.

  The integration of entities that we have recently acquired may not achieve the expected results and may result in unexpected liabilities and costs.

        Although we have completed the integration of CMS, Evolving Systems U.K. and TSE, these acquisitions, or future acquisitions, may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition. For example:

  •
  we may not be successful in cross-selling products between Evolving Systems' and the acquired companies' customer bases;

  •
  the financial and strategic goals for the acquired and combined businesses may not be achieved; and

  •
  due diligence processes may have failed to identify significant issues with product quality, intellectual property ownership, product architecture, legal and financial contingencies, and product development.

        In addition, our stockholders may experience additional dilution of their interests in Evolving Systems as a result of the issuance of Series B Convertible Preferred Stock. And the price of our stock may go down as stockholders, who received stock in prior acquisitions, elect to sell their shares, or the marketplace does not favorably view the transaction.

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

        Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation which could materially harm our business.

        The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could harm our business, financial condition, results of operations and cash flows.

  Sales of our products typically require significant review and internal approval processes by our customers over an extended period of time. Interruptions in such process due to economic downturns, consolidations or otherwise could result in the loss of our sale or deferral of revenues into later periods and adversely affect our financial performance.

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

        Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Purchasing delays associated with these changes are common. These consolidations have caused us to lose customers and it is possible that we could lose additional customers as a result of more consolidations. In addition, the U.S. communications industry is still recovering from an industry downturn which began in 2000, and many of the companies in the communications industry have kept capital expenditures at historically low levels in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

  Many of our products and services are sold on a fixed-price basis. If we incur budget overruns, our margins and results of operations may be materially harmed.

        Currently, a large portion of our revenue is from contracts that are on a fixed-price basis. We anticipate that customers will continue to request we provide software and integration services as a total solution on a fixed-price basis. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, we have experienced budget overruns, resulting in lower than anticipated margins. We may incur similar budget overruns in the future, including overruns that result in losses on these contracts. If we incur budget overruns, our margins may be harmed, thereby affecting our overall profitability.

  The industry in which we compete is subject to rapid technological change, if we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer.

        The market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. In addition, "internationalizing" products that we have developed for our U.S. customer carriers is a complex process. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur. We may not be able to successfully identify new product opportunities or achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, we may lose customers and our sales may deteriorate.

  The market for our number portability products is mature in the U.S. and we may not be able to successfully develop new products to remain competitive.

        The market for our number portability products is mature in the U.S. and we may not be able to successfully identify new product opportunities in the U.S. or abroad or achieve market acceptance of new products brought to the market. Although wireless number portability was only recently mandated in the U.S., many of the wireless carriers selected solutions from our competitors and it is unclear how many new opportunities there will be with these carriers. If we are unable to identify new product opportunities in the U.S. or areas outside of the U.S., sales and profit growth would be adversely affected.

  The steps that we have taken to reduce costs may have a negative impact on our ability to grow and generate future revenue.

        We have taken steps to reduce our expenses, such as reductions in staff and general cost control measures. If, as a result of such cost reductions, we have not adequately responded to balance expenses against revenue, or if our fixed costs cannot be reduced enough, our financial condition could be materially harmed. Likewise, cutbacks in staff may have an adverse impact on our ability to generate future revenue, because we may not have sufficient staffing to meet any unexpected increases in customer demand for our products.

  The communications industry is highly competitive and if our products do not satisfy customer demand for performance or price, our customers could purchase products and services from our competitors.

        Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Tekelec. Our principal competitors in activation are Metasolv and Comptel. In mediation, we compete with many different companies with no single dominant competitor. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

  •
  regulatory changes; and

  •
  general market and economic conditions.

        Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products. Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

  Our business depends largely on our ability to attract and retain talented employees.

        Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. In addition, our stock option plan terminated on January 18, 2006 and under Nasdaq rules we will be required to obtain stockholder approval to establish a new equity compensation plan. If we are unsuccessful in obtaining this approval, our ability to attract or retain employees may be harmed. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our ability to develop and deliver successful products and services.

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

  Our measures to protect our proprietary technology and other intellectual property rights may not be adequate and if we fail to protect those rights, our business would be harmed.

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. patents on elements of our LNP products, NumberManager® and OrderPath®, and elements of our OmniPresenceServer™ application and have applied for patent protection on various other elements of our OmniPresenceServer application and our ServiceXpress™ Test Harness application. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate or others may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.

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

        Certain software developed or used by Evolving Systems, as well as certain software acquired in our acquisitions of CMS, TSE or Evolving Systems U.K., may include or be derived from software that is made available under an open source software license.

  •
  Such open source software may be made available under a license such as the GNU General Public License ("GPL") or GNU Lesser General Public License ("LGPL") which imposes certain obligations on us in the event we were to distribute derivative works based on the open source software. These obligations may require us to make source code for these derivative works available to the public or license the derivative works under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

        In addition, the stock market has experienced volatility that has particularly affected the market prices of stock of many technology companies and often has been unrelated to the operating performance of these companies. These broad market fluctuations may negatively impact the trading price of our common stock. As a result of the foregoing factors, our common stock may not trade at or higher than its current price.

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

  We are subject to certain rules and regulations of federal, state and financial market exchange entities, the compliance with which requires substantial amounts of management time and company resources. Any material weaknesses in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, is likely to require the commitment of significant managerial resources. In addition, establishment of effective internal controls is further complicated because we are now a global company with multiple locations and IT systems.

        We are currently reviewing our material internal control systems, processes and procedures for compliance with the requirements of Section 404. Such a review may result in the identification of material weaknesses in our internal controls. Disclosures of material weaknesses in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have material weaknesses in our internal control over financial reporting it may negatively impact our business, results of operations and reputation.

  We have never paid dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future.

        We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, the notes issued in connection with the Evolving Systems U.K. acquisition prohibit us from declaring dividends to our common stockholders during the term of the notes. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  Certain provisions of our charter documents, employment arrangements and Delaware law may discourage or prevent takeover attempts that could result in the payment of a premium price to our stockholders.

        Our restated certificate of incorporation allows our board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our board of directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain "poison pill" provisions. In connection with the Evolving Systems U.K. acquisition, we issued 966,666 shares of Series B Preferred Stock. We have no current plans to issue additional shares of preferred stock.

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

        Our executive officers have entered into management change in control agreements with us. Each agreement generally provides for acceleration on vesting of options, 50% upon a change in control (as defined in such agreements) if the executive remains employed with the new entity, or 100% in the event such executive's employment is terminated. The acceleration of vesting of options upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of us.

        Our Amended and Restated Stock Option Plan provides for acceleration of vesting under certain circumstances. Upon certain changes in control of us, vesting on some options awarded to directors may be accelerated. In addition, the successor corporation may assume outstanding stock awards or substitute equivalent stock awards. If the successor corporation refuses to do so, such stock awards will become fully vested and exercisable for a period of 15 days after notice from us but the option will terminate if not exercised during that period. As noted above, the acceleration on vesting of options upon a change in control may be viewed as an anti-takeover measure.

  We are very limited in our ability to issue additional shares of common stock.

        Upon the expiration of our stock option plan on January 18, 2006, we had approximately 1.2 million authorized and unreserved shares of common stock available for issuance. We are, therefore, limited in our ability to issue shares of common stock which may hinder our ability to raise capital, use our common stock as currency for future acquisitions or increase the number of shares of common stock available for issuance under our stock option plan to attract or retain key employees. To increase our authorized shares of common stock requires the approval of the stockholders owning a majority of our then issued and outstanding shares of common stock. Our last two attempts to obtain stockholder approval to increase the number of our authorized shares of common stock have been unsuccessful due to lower than required stockholder participation. We may be unable to obtain stockholder approval in the future of an increase in our authorized shares of common stock.

General risk statement

        Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely decline.

Item 1B. Unresolved Staff Comments

        Not applicable.

Item 2. Properties

        We lease office space at various locations. The office spaces currently being utilized are the Englewood, Colorado location, the space in Columbus, OH, which was acquired as part of the CMS acquisition, the space in London, England, Bath, England, Munich, Germany, Kuala Lumpur, Malaysia

and the Bangalore, India space. We also sublease a portion of our space in our Columbus, Ohio and Bath, England offices. Our current leases are shown below:

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	35,938	5/31/07
Columbus, Ohio	15,335	10/31/07
Bath, England	5,100	9/26/10
London, England	7,765	3/24/15
Bangalore, India	7,488	3/7/06
Bangalore, India	2,186	4/30/06
Munich, Germany	732	5/1/06
Kuala Lumpur, Malaysia	350	6/16/06

Item 3. Legal Proceedings

        From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading publicly through the Nasdaq National Market under the symbol "EVOL" on May 12, 1998. Prior to that date, there was no public market for the common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 8, 2006 was $2.75 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2005		2004
	High	Low	High	Low
First Quarter	$4.32	$2.26	$12.98	$6.93
Second Quarter	$3.18	$1.74	$8.33	$3.25
Third Quarter	$2.86	$1.86	$4.68	$2.72
Fourth Quarter	$2.28	$1.67	$5.35	$3.47

        As of March 8, 2006, there were approximately 140 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. In addition, the notes issued in connection with the Evolving Systems U.K. acquisition prohibit us from declaring dividends to our common stockholders during the term of the notes. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The selected financial data set forth below for each of the years in the five-year period ended December 31, 2005, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. 2004 results include amounts related to the acquisition of Evolving Systems U.K. from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004. 2003 results include amounts related to the acquisition of CMS from the purchase date of November 3, 2003 to December 31, 2003.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Revenue	$39,452	$26,342	$27,973	$22,963	$34,055
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	16,070	12,936	11,346	17,019	29,409
Sales and marketing	9,643	4,412	2,940	4,907	8,206
General and administrative	6,818	5,085	3,494	5,420	8,738
Product development(1)	1,921	1,066	2,043	1,209	3,076
Depreciation	1,443	1,152	1,182	1,771	2,483
Amortization(2)	5,215	1,667	130	—	—
Restructuring and other expense(3)	(49)	(15)	(9)	5,079	—

Income (loss) from operations	(1,609)	39	6,847	(12,442)	(17,857)
Interest income (expense) and other income (expense)	(1,692)	87	191	35	256
Provision for (benefit from) income taxes(4)	(396)	(298)	167	—	1,547

Net income (loss)	(2,905)	424	6,871	(12,407)	(19,148)
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock(5)	—	3,306	—	—	—

Net income (loss) available to common stockholders	$(2,905)	$(2,882)	$6,871	$(12,407)	$(19,148)

Basic income (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.48	$(0.93)	$(1.46)
Diluted income (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.43	$(0.93)	$(1.46)
Weighted average basic shares outstanding	18,695	16,307	14,205	13,295	13,075
Weighted average diluted shares outstanding	18,695	16,307	16,139	13,295	13,075
Working capital (deficiency)(6)	$364	$(3,343)	$13,836	$3,528	$13,623
Total assets(7)	67,398	86,601	41,701	24,765	32,291
Long-term debt, net of current portion	14,373	11,959	183	141	115
Series B convertible redeemable preferred stock	11,281	11,281	—	—	—
Stockholders' equity	22,124	29,314	26,473	5,891	18,291

(1)
In 2004 and 2003, we expensed $90,000 and $233,000, respectively, of in-process research and development associated with the acquisitions of Evolving Systems U.K. and CMS.

(2)
With the acquisition of Evolving Systems U.K. and TSE, intangible asset amortization has become a significant expense and is now being shown separately on the statements of operations. Amortization expense for the year ended December 31, 2003 of $130,000 has been reclassified to conform to the current period's presentation.

(3)
In 2002, we incurred $5.1 million in restructuring and other expenses related to our headcount reduction; headquarters lease restructure, satellite office closures and asset impairments.

(4)
In 2001, a full valuation allowance was recorded relating to our deferred tax asset.

(5)
In November 2004, we issued 966,666 shares of Series B Preferred Stock as part of our acquisition of Evolving Systems U.K. Based upon the various features of the Series B Preferred Stock, the fair value of this security was estimated to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature existed on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

(6)
The decrease in working capital during 2004 was a result of our acquisition of two companies, TSE and Evolving Systems U.K., during the fourth quarter of 2004. In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Evolving Systems U.K., respectively. The TSE transaction also included a short-term note payable of approximately $889,000. The acquisition of Evolving Systems U.K. also included the issuance of seller-financed notes of approximately $15.9 million, including a short-term note of $4.0 million and a long-term note of approximately $11.9 million. The purchase price related to these two acquisitions, including estimated transaction costs of $2.0 million, reduced our working capital by approximately $19.4 million.

(7)
The decrease in total assets from 2004 to 2005 is primarily due to amortization of intangible assets, adjustments to goodwill related to the acquisitions of TSE and Evolving Systems U.K., foreign currency translation adjustments and use of cash to pay short-term obligations owed as a result of the acquisitions of TSE and Evolving Systems U.K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving India, Evolving Systems U.K. and TSE, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in "Item 1A. Risk Factors."

EXECUTIVE SUMMARY

        The year ended December 31, 2005 was a transforming year. We spent the year focused on the integration of two acquisitions which created an expanded product portfolio and broader geographic reach. During the year, we aligned our cost structure with our expanded operations; we increased our Indian-based software development staff to include development of products we acquired from TSE and Evolving Systems U K.; and made R&D investments to strengthen our new product portfolio. We put in place the cross-selling initiative we expected to achieve from the acquisition of Evolving Systems U.K., marketing our traditional U.S. numbering solutions products outside of the U.S., and selling our recently acquired activation products outside of Europe. We finished 2005 with a strong fourth quarter, reflecting higher quarterly revenue and higher quarterly profits as compared to the fourth quarter of 2004. This increase in quarterly revenue and profit reflects our progress toward realizing the cost and revenue synergies from our growth and acquisition strategies.

RESULTS OF OPERATIONS

Overview

        Evolving Systems acquired TSE in October 2004 and Evolving Systems U.K. in November 2004. These acquisitions were accounted for as purchase business combinations is accordance with generally accepted accounting principles and their results of operations were combined with Evolving Systems from the acquisition date forward. Therefore, the results of operations for the year ended December 31, 2004 reflect the results of operations for TSE and Evolving Systems U.K. from October 2004 and November 2004, respectively, through December 31, 2004 while the year ended December 31, 2005 includes a full year of consolidated operating results for both companies.

Cost Reductions

        During 2005, we implemented a number of cost reducing strategies targeted at integrating our 2004 acquisitions. We identified several duplicative roles that were eliminated during the first quarter of 2005 as a result of these acquisitions. Our strategies included transitioning Evolving Systems U.K. to the offshore software development model we use at Evolving Systems. Accordingly, we transitioned much of our software development operations for Evolving Systems U.K. to our offshore subsidiary, Evolving Systems India. In July 2005, we undertook additional cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations.

        We recorded severance costs of $845,000 during 2005 related to these cost reductions.

        The following table presents our consolidated statements of operations in comparative format.

	December 31,			December 31,
	2005	2004	Change	2004	2003	Change
Revenue:
License fees and services	$19,779	$11,074	$8,705	$11,074	$14,605	$(3,531)
Customer support	19,673	15,268	4,405	15,268	$13,368	1,900

Total revenue	39,452	26,342	13,110	26,342	27,973	(1,631)
Costs of revenue and operating expenses:
Costs of license fees and related services, excluding depreciation and amortization	9,491	5,866	3,625	5,866	5,149	717
Costs of other services, excluding depreciation and amortization	6,579	7,070	(491)	7,070	6,197	873
Sales and marketing	9,643	4,412	5,231	4,412	2,940	1,472
General and administrative	6,818	5,085	1,733	5,085	3,494	1,591
Product development	1,921	1,066	855	1,066	2,043	(977)
Depreciation	1,443	1,152	291	1,152	1,182	(30)
Amortization	5,215	1,667	3,548	1,667	130	1,537
Restructuring and other expense (recovery)	(49)	(15)	(34)	(15)	(9)	(6)

Total costs of revenue and operating expenses	41,061	26,303	14,758	26,303	21,126	5,177

Income (loss) from operations	(1,609)	39	(1,648)	39	6,847	(6,808)
Interest income	116	304	(188)	304	201	103
Interest expense	(1,636)	(301)	(1,335)	(301)	(16)	(285)
Other income (expense), net	(172)	84	(256)	84	6	78

Income (loss) before income taxes	(3,301)	126	(3,427)	126	7,038	(6,912)
Provision for (benefit from) income taxes	(396)	(298)	(98)	(298)	167	(465)

Net income (loss)	(2,905)	424	(3,329)	424	6,871	(6,447)
Beneficial conversion feature	—	3,306	(3,306)	3,306	—	3,306

Net income (loss) available to common stockholders	$(2,905)	$(2,882)	$(23)	$(2,882)	$6,871	$(9,753)

Revenue

        Revenue is comprised of license fees and services and customer support. License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees. Warranty fees are typically bundled with a license sale and the related revenue, based on vendor specific objective evidence ("VSOE"), is deferred and recognized ratably over the warranty period. The following table presents our revenue by product line (in thousands).

	For the Years Ended December 31,
	2005	2004	2003
Numbering solutions	$15,336	$19,048	$27,603
Mediation	5,248	4,042	370
Activation	18,868	3,252	—

	$39,452	$26,342	$27,973

  •
  License Fees and Services

    License fees and services revenue increased 79% or $8.7 million to $19.8 million for the year ended December 31, 2005 compared to $11.1 million for the year ended December 31, 2004. This increase was due to activation sales related to products acquired in the Evolving Systems U.K. acquisition, which was offset by lower revenues from our numbering solutions products. The decline in numbering solutions license fees and services was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S. We are beginning to see cross-sales of our U.S. and U.K. products throughout the world and will continue to focus on cross-selling as one of our key objectives.

    License fees and services revenues decreased 24% to $11.1 million for the year ended December 31, 2004 from $14.6 million for the year ended December 31, 2003. The decrease in license fees and services was due to lower revenue from our numbering solutions products, partially offset by mediation and activation sales related to products acquired in the CMS and Evolving Systems U.K. acquisitions. The decline in sales for number portability and inventory products was due to industry consolidation, which caused certain customers to postpone purchasing decisions, and smaller overall license sales which is reflective of the maturity of the narrowband numbering solutions market in the U.S.

  •
  Customer Support

    Customer support revenues increased 29% or $4.4 million to $19.7 million for the year ended December 31, 2005 from $15.3 for the year ended December 31, 2004. This increase is due to increased revenue from the support of activation products acquired in the Evolving Systems U.K. acquisition, which is partially offset by lower revenue from the numbering solutions products. Industry consolidation and price reductions for mature and stable products accounted for the decline in Numbering solutions customer support during 2005.

    Customer support revenues increased 14% to $15.3 million for the year ended December 31, 2004 from $13.4 million for the year ended December 31, 2003. The increase in 2004 was primarily due to increased mediation and activation support revenue on products acquired in the CMS and Evolving Systems U.K. acquisitions, partially offset by price reductions in certain customer support contracts.

Costs of Revenue, excluding depreciation and amortization

        Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $16.1 million, $12.9 million and $11.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  •
  Costs of License Fees and Services, excluding depreciation and amortization

    Costs of revenue for license fees and services increased 62% or $3.6 million to $9.5 million for the year ended December 31, 2005 from $5.9 million for the year ended December 31, 2004. The increase was primarily due to higher employee related costs to support the increased volume of license and services projects as a result of the Evolving Systems U.K. acquisition, as well as additional costs associated with maintaining international offices. This increase is offset by savings generated from our continued investment in our offshore development in Bangalore, India. Cost of license fees and services were 48% of license fees and services revenue for the year ended December 31, 2005 as compared to 53% for the year ended December 31, 2004. This reduction of cost as a percentage of revenue was a result of the cost reductions implemented during 2005 which are discussed under Results of Operations above as well as the decrease in utilization of third-party consultants.

    Costs of revenue for license fees and services increased 14% to $5.9 million for the year ended December 31, 2004 from $5.1 million for the year ended December 31, 2003. The increase in 2004 was due to a full year of CMS expenses plus expenses from TSE and Evolving Systems U.K., partially offset by savings associated with our transition from utilization of third-party consultants to utilizing Evolving Systems India personnel, via our offshore development model. As a percentage of license fees and services revenue, costs of license fees and services increased to 53% for the year ended December 31, 2004, from 35% for the year ended December 31, 2003. The increase as a percentage of license fees and services revenue was primarily due to the decrease in license fees and services revenue during 2004 and higher expenses resulting from our acquisitions.

  •
  Costs of Customer Support, excluding depreciation and amortization

    Costs of revenue for customer support decreased 7% or $0.5 million to $6.6 million for the year ended December 31, 2005 from $7.1 million for the year ended December 31, 2004. This decrease results from savings realized from higher utilization of our offshore development team in India, partially offset by higher employee related cost to support more products as a result of our acquisitions of TSE and Evolving Systems U.K. Costs of customer support were 33% of customer support revenue for the year ended December 31, 2005 compared to 46% for the year ended December 31, 2004. This decrease was the result of the cost reductions implemented during 2005 which are discussed under Results of Operations above as well as the decrease in use of third-party consultants.

    Costs of revenue for customer support increased 14% to $7.1 million for the year ended December 31, 2004 from $6.2 million for the year ended December 31, 2003. The increase in 2004 was due to a full year of CMS expenses plus expenses from TSE and Evolving Systems U.K., partially offset by savings associated with our transition from utilization of third-party consultants to utilizing Evolving Systems India personnel, via our offshore development model. As a percentage of customer support revenue, costs of customer support remained at 46% for the years ended December 31, 2004 and 2003. The costs as a percentage of customer support revenue remained the same because the increased revenue was offset by increased costs.

Sales and Marketing

        Sales and marketing expenses primarily consist of compensation costs including bonuses and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.

        Sales and marketing expenses increased 119% or $5.2 million to $9.6 million for the year ended December 31, 2005 from $4.4 million for the year ended December 31, 2004. Sales and marketing expenses as a percentage of total revenue increased to 24% in 2005 compared to 17% in 2004. These increases were primarily a result of additional costs associated with having an international sales force, increased expenses related to expanded headcount for sales initiatives designed to penetrate new markets, and higher advertising and marketing costs to introduce the combined companies' products and offerings into new regional markets.

        Sales and marketing expenses increased 50% to $4.4 million for the year ended December 31, 2004 from $2.9 million for the year ended December 31, 2003. The increase was due to additional costs from Evolving Systems U.K. plus a full year of CMS expenses and the launch of global sales and marketing. As a percentage of revenue, sales and marketing expenses increased to 17% for the year ended December 31, 2004 from 11% for the year ended December 31, 2003. The increase as a percentage of revenue was due to the aforementioned additional costs during 2004.

General and Administrative

        General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.

        General and administrative expenses increased 34% or $1.7 million to $6.8 million for the year ended December 31, 2005 from $5.1 million for the year ended December 31, 2004. This increase was primarily due to additional costs from Evolving Systems U.K. In addition, we incurred increased expenses related to audit and tax services as a result of being a larger, international company as well as increased professional services in the U.S. related to initiating the documentation of internal controls as will be required under the Sarbanes Oxley Act. As a percentage of total revenue, general and administrative expenses declined to 17% in 2005 from 19% in 2004. This decline is attributable to the cost reductions implemented during 2005 which are discussed under Results of Operations above.

        General and administrative expenses increased 46% to $5.1 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003. This increase was due to increased professional and legal expenses and costs from the acquired entities. As a percentage of revenue, general and administrative expenses increased to 19% for the year ended December 31, 2004 from 13% for the year ended December 31, 2003. The increase as a percentage of revenue was primarily due to the aforementioned increased expenses.

Product Development

        Product development expenses consist primarily of employee-related costs for product development and the write-off of in-process research and development during 2004 and 2003.

        Product development expenses increased 80% or $0.9 million to $1.9 million for the year ended December 31, 2005 from $1.1 million for the year ended December 31, 2004. As a percentage of total revenue, product development expenses increased to 5% in 2005 from 4% in 2004. These increases were due to additional costs from TSE and Evolving Systems U.K. as well as costs attributable to upgrade releases for existing products and new product releases during 2005.

        Product development expenses decreased 48% to $1.1 million for the year ended December 31, 2004 from $2.0 million for the year ended December 31, 2003. This decrease was due to decreased hours spent on the development of our ServiceXpress toolkit, as the project was completed during the third quarter and our development teams focused on customer specific projects rather than general research and development efforts. Also contributing to the decrease was a write-off of in-process research and development of $90,000 in 2004 related to the acquisition of Evolving Systems U.K. versus $233,000 in 2003 which was related to the acquisition of CMS. As a percentage of revenue, product development costs decreased to 4% for the year ended December 31, 2004 from 7% for the year ended December 31, 2003. The decrease as a percentage of revenue is due to the aforementioned decreased expenses.

Depreciation

        Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expenses increased 25% or $0.3 million to $1.4 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004. This increase was directly attributable to depreciation of property and equipment acquired in the TSE and Evolving Systems U.K. acquisitions. Depreciation expenses were comparable for 2004 and 2003.

Amortization

        Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K.

        Amortization expenses increased 213% or $3.5 million to $5.2 million for the year ended December 31, 2005 from $1.7 million for the year ended December 31, 2004. This increase was directly attributable to amortization of intangible assets acquired in the CMS, TSE and Evolving Systems U.K. acquisitions as there was only approximately two months of amortization expenses in 2004 related to the TSE and Evolving Systems U.K. acquisitions.

        Amortization expense increased $1.6 million to $1.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily as a result of amortization of identifiable intangibles related to the acquisitions of TSE and Evolving Systems U.K. and a full year of amortization from CMS intangibles.

Restructuring and Other Expense (Recovery)

        Restructuring and other expenses (recovery) consists of cost or recovery of costs associated with the closing of all satellite field offices during 2002. Because the costs to sublease or terminate these lease commitments were based on estimates, we may incur additional costs related to the satellite office closures or may recover costs previously expensed. For the years ended December 31, 2005, 2004 and 2003, we recovered $49,000, $15,000 and $9,000, respectively.

Interest Income

        Interest income includes interest income earned on cash and cash equivalents.

        Interest income for the year ended December 31, 2005 decreased 62% or $0.2 million to $0.1 million as compared to the year ended December 31, 2004 as a result of lower balances of cash and cash equivalents.

        Interest income for the year ended December 31, 2004 increased 51% or $0.1 million to $0.3 million as compared to the year ended December 31, 2003 as a result of higher balances of cash and cash equivalents.

Interest Expense

        Interest expense includes interest expense on our long-term debt and capital lease obligations.

        Interest expense for the year ended December 31, 2005 increased $1.3 million to $1.6 million as compared to the year ended December 31, 2004 as a result of the debt incurred in connection with the acquisitions of TSE and Evolving Systems U.K.

        Interest expense for the year ended December 31, 2004 increased $0.3 million to $0.3 million as compared to the year ended December 31, 2003 as a result of debt incurred in connection with the acquisitions of TSE and Evolving Systems U.K.

Other Income (Expense), Net

        Other income (expense), net consists primarily of realized foreign currency transaction gains and losses as well as gains and losses on the disposal of assets. Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.

        Other income (expense) decreased $0.3 million to $0.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily attributable to realized foreign currency transaction losses of $0.2 million during 2005 compared to realized transaction gains of $0.1 million during 2004. These gains and losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

        Other income increased $0.1 million to $0.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase related to transaction gains related to the acquisition of Evolving Systems U.K.

Income Tax Expense (Benefit)

        We recorded net income tax benefit of $0.4 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively, and income tax expense of $0.2 million for the year ended December 31, 2003.

        The net income tax benefit for the year ended December 31, 2005 of $0.4 million related primarily to our U.K. based operations and consisted of current income tax expense of $0.8 million and a deferred tax benefit of $1.2 million.

        The net income tax benefit for the year ended December 31, 2004 of $0.3 million related primarily to our UK-based operations and consisted of current income tax expense of approximately $0.3 million and a deferred tax benefit of $0.6 million.

        The income tax expense for the year ended December 31, 2003 consisted of current income tax expense of approximately $0.2 million related to our alternative minimum tax ("AMT") liability. The expense is a result of the net operating loss carryforward for AMT purposes that may only be used to offset 90% of our alternative minimum taxable income.

        In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of December 31, 2005 and 2004, this deferred tax liability was $3.1 million and $4.6 million, respectively. The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax asset.

        In conjunction with the acquisition of Evolving Systems U.K., future revenue under contracts in existence at the acquisition dates was reduced to an amount equal to the estimated costs to fulfill our obligations under the contracts plus a reasonable profit margin. The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes; therefore, a deferred tax liability of approximately $0.6 million was established at the acquisition date. As of December 31, 2005 and 2004, this deferred tax liability was $0 and $0.3 million, respectively.

        Both of the aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

        We made an adjustment during the year ended December 31, 2005 as we determined that we had incorrectly recorded the purchase accounting entries related to our purchase of Evolving Systems U.K. during the year ended December 31, 2004 which had the effect of overstating goodwill by $426,000 and overstating the net deferred foreign income tax liability by $435,000 on the 2004 consolidated balance sheet. In addition, the reported net income in 2004 should have been $9,000 higher. We corrected this error at December 31, 2005. We assessed the impact on the 2005 and 2004 consolidated financial statements and determined that the impact was not material to either period.

        Our tax liability in the U.S. is substantially offset through utilization of our net operating loss carryforwards.

        A full valuation allowance was recorded against our U.S. net deferred tax assets as of December 31, 2005 and 2004 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. Our assessment of the realizability of our domestic deferred tax assets was made using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and on-going tax planning strategies.

Deemed Dividend for Beneficial Conversion of Series B Preferred Stock

        Based upon the various features of the Series B Preferred Stock, fair value of this security was determined to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature exists on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. For the year ended December 31, 2004, the beneficial conversion feature was recognized as a reduction of net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed operations through a combination of cash flow from operations and equity transactions. At December 31, 2005, our principal source of liquidity was $3.9 million in cash and cash equivalents and $2.5 million of unused availability under a revolving credit facility. The revolving credit facility is available through November 2010.

        Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $4.3 million and $6.9 million. Net income (loss) plus non-cash operating adjustments was $4.0 million for 2005, $2.7 for 2004 and $8.5 million for 2003. Changes in operating assets and liabilities reflected a net decrease in cash from operating activities of $5.3 million in 2005 as compared to 2004 and an increase of $3.4 million in 2004 as compared to 2003. These fluctuations were primarily attributable to the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue. In addition, approximately $1.3 million of 2004 accrued expenses were paid in 2005.

        Net cash used by investing activities was $1.4 million, $11.7 million and $9,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we purchased $0.8 million in property and equipment to support operations, paid additional cash consideration to the TSE sellers of approximately $0.8 million, including $0.3 million which was accrued as of December 31, 2004, and received $0.1 million in settlement of pre-acquisition contingencies from the Evolving U.K. acquisition. During 2004, we acquired TSE and Evolving Systems U.K. which required cash payments of $10.5 million. In addition, we purchased $1.2 million in property and equipment to support operations during 2004.

        Net cash used in financing activities was $5.9 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $0.5 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively. During 2005, we paid $16 million toward reduction of our obligations incurred in connection with the TSE and Evolving Systems U.K. acquisitions which included a debt restructuring prepayment of $8.5 million to the Evolving Systems U.K. sellers. This prepayment was funded through proceeds obtained from an $8.5 million senior note payable which matures in November 2010. We restructured the remaining $4.9 million in debt obligations to the Evolving Systems U.K. sellers. The addition of the senior note payable and restructuring of the Evolving Systems U.K. seller debt reduced our scheduled principal payments through December 31,

2007, from approximately $12.0 million to $3.0 million. In addition, we obtained a $4.5 million senior revolving credit facility in November 2005 which required an initial draw down of $2.0 million.

        Our capital expenditures over the last three years averaged $0.8 million. A financial covenant on our senior note payable prohibits capital expenditures in excess of $1.4 million. Over the next twelve months, we expect our capital expenditure requirements will approximate $1.0 million which will be used to support operations.

        We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

  •
  Our cash and cash equivalents balance at December 31, 2005 of $3.9 million.

  •
  The availability under our revolving credit facility of $2.5 million at December 31, 2005.

  •
  Our demonstrated ability to generate positive operating cash flows.

  •
  Our backlog of approximately $12.6 million, including $3.5 million in license fees and services and $9.1 million in customer support at December 31, 2005.

  •
  Our planned capital expenditures.

  •
  Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

        We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the year ended December 31, 2005, the effect of exchange rate changes resulted in a $0.6 million reduction of consolidated cash. During the year ended December 31, 2004, the effect of exchange rate changes resulted in a $0.3 million increase to consolidated cash. We do not currently hedge our foreign currency exposure, but we intend to monitor the rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

        The following summarizes our significant contractual obligations as of December 31, 2005, which are comprised of a capital lease, operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made (in thousands).

Payments due by period

Fiscal Years	Total	2006	2007-2008	2009-2010	2011 and thereafter
Long-term debt	$15,373	$1,000	$4,500	$5,003	$4,870
Interest on debt(1)	7,890	1,016	1,436	540	4,898
Capital lease	119	42	77	—	—
Operating leases	4,492	1,284	1,252	685	1,271

Total commitments	$27,874	$3,342	$7,265	$6,228	$11,039

(1)
Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2005 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2005 will remain unchanged in future periods.

        During November 2005, we restructured approximately $13.4 million in debt associated with our 2004 acquisition of Evolving Systems U.K. Under the terms of the debt restructuring, the Evolving Systems U.K. sellers agreed to exchange their long-term notes for $8.5 million in cash payments and approximately $4.9 million in unsecured subordinated notes, due in May 2011. We used proceeds obtained from a five year $8.5 million senior secured note payable provided by a commercial finance company to make the cash payments. In addition, we added a $4.5 million revolving credit facility with the commercial finance company to be used for working capital and general corporate purposes. The new working capital line and debt restructuring improved our working capital position and sharply reduced our annual debt repayments, which will contribute to improved cash flow. Both the senior note payable and the revolving credit facility mature in November 2010.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are disclosed in Note 1 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

        We derive revenue from two primary sources: license fees/services and customer support. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In addition we have applied Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

        The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to its software products and services. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, "Accounting for Long-Term Construction Type Contracts." The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. Since estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

        If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded and the amount could be material.

Business Combinations

        Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires management in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Management uses its best judgment to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm's length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized related to fulfillment of assumed contractual obligations is based on fair value estimates made by us. In addition, the acquisitions of CMS, TSE and Evolving Systems U.K. have resulted in goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgment required. If it is determined that the fair values do not support the carrying value of the goodwill, an impairment charge will be recorded and the amount could be material.

Capitalization of Internal Software Development Costs

        We expend amounts on research and development ("R&D"), particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software R&D costs during the years ended December 31, 2005, 2004, or 2003. In addition, we did not have any capitalized internal software R&D costs included in our December 31, 2005 and 2004 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in fiscal 2006 and will affect any accounting changes that we elect to make thereafter.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on our financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (SFAS 123R). Under the modified prospective method of adoption, SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date of January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Pro-forma disclosure is no longer an alternative. In addition, companies are required to record compensation expense (as awards previously granted continue to vest) for the unvested portion of those awards that remain outstanding at the date of adoption. We will adopt SFAS 123R as of January 1, 2006 using the modified prospective method whereby no prior periods will be restated. We have not finalized our analysis, however, we estimate that adoption of SFAS 123R will result in approximately $2.0-$2.3 million of future compensation expense associated with unvested options outstanding at December 31, 2005. Of this amount, we estimate approximately $0.8-$0.9 million will be recognized as expense in 2006.

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

        Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels. We are exposed to interest rate risk related to our $8.5 million senior secured term note and $4.5 million revolving credit facility entered into in November 2005. These obligations are variable interest rate notes based on short-term LIBOR. Fluctuations in LIBOR affect our interest rate risk; however, we do not believe this risk is significant.

        We are exposed to unfavorable fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

        At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk. To the extent that translation and transaction gain and losses become significant, we will consider various options to reduce this risk.

Item 8. Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 9, 2004, the Audit Committee and the Board of Directors of Evolving Systems, Inc. approved the decision to change our independent registered public accounting firm. Our Board of Directors, upon the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and appointed KPMG LLP ("KPMG") as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

        The reports of PricewaterhouseCoopers on our consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2003 and 2002 and through July 9, 2004, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to PricewaterhouseCoopers' satisfaction, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years. During the years ended December 31, 2003 and 2002 and through July 9, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the years ended December 31, 2003 and 2002 and through July 9, 2004, we did not consult with KPMG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that KPMG concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(V) of Regulation S-K.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Changes in internal control over financial reporting.    During the fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the section of Evolving Systems, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2005, entitled "Proposal 1—Election of Directors," and the section entitled "Management."

Item 11. Executive Compensation

        Incorporated by reference to the section of the Evolving Systems, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2005, entitled "Executive Officer Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the section of the Evolving Systems, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2005, entitled "Beneficial Ownership of Principal Stockholders, Directors and Management."

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the section of the Evolving Systems, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2005, entitled "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

        Incorporated by reference to the section of the Evolving Systems, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2005, entitled "Report of the Audit Committee-Review of Fiscal Year 2005 Financial Statements."

PART IV

Item 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Annual Report on Form 10-K.

1.
Consolidated Financial Statements. The following consolidated financial statements of Evolving Systems, Inc. are filed as part of this report:

2.
Exhibits.

Exhibit Number	Description of Document
3.1†	Restated Certificate of Incorporation.
3.1(a)	Certificate of Incorporation of Evolving Systems Holdings, Inc. filed as Exhibit 3.1(a) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
3.1(b)	Bylaws of Evolving Systems Holdings, Inc. filed as Exhibit 3.1(b) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
3.1(c)
Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.1(c) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
3.2†	Amended and Restated Bylaws.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1†*	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.1(a)
Credit Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(a) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(b)
Security Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(b) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(c)
Pledge Agreement between Evolving Systems, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(c) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(d)
Acknowledgment of Intellectual Property Collateral Lien among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(d) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(e)
Revolving Facility Agreement among Evolving Systems Ltd, Evolving Systems Holdings Ltd., Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CSE Finance, Inc., as Lender, CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(e) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(f)
Charge Over Shares (US Secured Obligations) between Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(f) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(g)
Charge Over Shares (UK Secured Obligations) between Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(g) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(h)
Debenture among Evolving Systems Holdings Ltd., Evolving Systems Ltd. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(h) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(i)
Guaranty among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(i) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(j)
Subordination Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc., the Junior Creditors (as listed in the agreement) and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(j) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.1(k)	Form of Subordinated Note filed as Exhibit 10.1(k) to the Registrant's Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.2†*	Amended and Restated Stock Option Plan.
10.3†*	Employee Stock Purchase Plan.
10.10†
Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).
21(a)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-43973.

*
Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 24th day of March, 2006.

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

Signature	Title	Date

/s/ STEPHEN K. GARTSIDE, JR. Stephen K. Gartside, Jr.	President and Chief Executive Officer and Director	March 24, 2006
/s/ BRIAN R. ERVINE Brian R. Ervine	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2006
/s/ GEORGE A. HALLENBECK George A. Hallenbeck	Chairman of the Board of Directors	March 24, 2006
/s/ DAVID J. NICOL David J. Nicol	Director	March 24, 2006
/s/ PHILIP M. NECHES Philip M. Neches	Director	March 24, 2006
/s/ STEVE B. WARNECKE Steve B. Warnecke	Director	March 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Evolving Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                      KPMG LLP

Denver, Colorado
March 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Evolving Systems, Inc.

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Evolving Systems, Inc. and its subsidiary for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 22, 2004

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,883	$11,386
Current portion of restricted cash	—	100
Contract receivables, net of allowance for doubtful accounts of $48 and $44 at December 31, 2005 and 2004, respectively	10,766	11,296
Unbilled work-in-progress	1,147	1,323
Deferred foreign income taxes	5	—
Prepaid and other current assets	1,335	1,832

Total current assets	17,136	25,937
Property and equipment, net	1,775	2,563
Amortizable intangible assets, net	13,350	19,993
Goodwill	34,073	37,698
Long-term restricted cash	300	300
Other long-term assets	764	110

Total assets	$67,398	$86,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$34	$31
Current portion of long-term debt	1,000	4,880
Accounts payable and accrued liabilities	6,084	8,357
Payable to sellers	—	2,664
Deferred foreign income taxes	—	265
Unearned revenue	9,654	13,083

Total current liabilities	16,772	29,280
Long-term liabilities:
Capital lease obligations, net of current portion	71	125
Long-term debt, net of current portion	14,373	11,959
Deferred foreign income taxes	2,777	4,642

Total liabilities	33,993	46,006
Commitments and contingencies (Note 10)
Series B convertible redeemable preferred stock	11,281	11,281
Stockholders' equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 966,666 shares of Series B issued and outstanding (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,137,821 and 15,987,217 shares issued and outstanding as of December 31, 2005 and 2004, respectively	16	16
Additional paid-in capital	67,891	67,765
Accumulated other comprehensive income (loss)	(2,417)	1,994
Accumulated deficit	(43,366)	(40,461)

Total stockholders' equity	22,124	29,314

Total liabilities and stockholders' equity	$67,398	$86,601

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2005	2004	2003
REVENUE
License fees and services	$19,779	$11,074	$14,605
Customer support	19,673	15,268	13,368

Total revenue	39,452	26,342	27,973

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	9,491	5,866	5,149
Costs of customer support, excluding depreciation and amortization	6,579	7,070	6,197
Sales and marketing	9,643	4,412	2,940
General and administrative	6,818	5,085	3,494
Product development	1,921	1,066	2,043
Depreciation	1,443	1,152	1,182
Amortization	5,215	1,667	130
Restructuring and other expenses (recovery)	(49)	(15)	(9)

Total costs of revenue and operating expenses	41,061	26,303	21,126

Income (loss) from operations	(1,609)	39	6,847

Other income (expense):
Interest income	116	304	201
Interest expense	(1,636)	(301)	(16)
Gain (loss) on foreign exchange transactions and other	(172)	84	6

Other income (loss), net	(1,692)	87	191

Income (loss) before income taxes	(3,301)	126	7,038
Income tax expense (benefit)	(396)	(298)	167

Net income (loss)	(2,905)	424	6,871
Deemed dividend for beneficial conversion feature on Series B convertible redeemable preferred stock	—	3,306	—

Net income (loss) available to common stockholders	$(2,905)	$(2,882)	$6,871

Basic earnings (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.48

Diluted earnings (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.43

Weighted average basic shares outstanding	18,695	16,307	14,205
Weighted average diluted shares outstanding	18,695	16,307	16,139

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2002	13,305,052	$13	$53,634	$—	$(47,756)	$5,891
Stock option and warrant exercises	1,716,380	2	2,550	—	—	2,552
Common Stock issued pursuant to the Employee Stock Purchase Plan	24,335	—	15	—	—	15
Stock issued in acquisition	732,773	1	10,976	—	—	10,977
Tax benefit of stock options	—	—	167	—	—	167
Net income and comprehensive income	—	—	—	—	6,871	6,871

Balance at December 31, 2003	15,778,540	16	67,342	—	(40,885)	26,473
Stock option and warrant exercises	191,762	—	349	—	—	349
Common stock issued pursuant to the Employee Stock Purchase Plan	16,915	—	58	—	—	58
Beneficial conversion feature recorded upon the issuance of Series B convertible redeemable preferred stock	—	—	3,306	—	—	3,306
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock	—	—	(3,306)	—	—	(3,306)
Tax benefit of stock options	—	—	16	—	—	16
Comprehensive income:
Net income	—	—	—	—	424
Foreign currency translation adjustment	—	—	—	1,994	—

Comprehensive income						2,418

Balance at December 31, 2004	15,987,217	16	67,765	1,994	(40,461)	29,314
Stock option exercises	132,488		71			71
Common stock issued pursuant to the Employee Stock Purchase Plan	18,116	—	55	—	—	55
Comprehensive loss:
Net loss	—	—	—	—	(2,905)
Foreign currency translation adjustment	—	—	—	(4,411)	—

Comprehensive loss						(7,316)

Balance at December 31, 2005	16,137,821	$16	$67,891	$(2,417)	$(43,366)	$22,124

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,905)	$424	$6,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,443	1,152	1,182
Amortization of intangible assets	5,215	1,667	130
Amortization of debt issuance costs	105	9	—
Non-cash interest expense	1,191	—	—
Acquired in-process research and development	—	90	233
Gain on impairment and disposal of property and equipment	(8)	(4)	(6)
Foreign currency transaction (gains) and losses, net	179	(77)	—
Tax benefit from stock options	—	16	167
Bad debt recovery	4	(21)	(30)
Benefit from foreign deferred income taxes	(1,177)	(600)	—
Change in operating assets and liabilities:
Contract receivables	(172)	2,423	3,483
Unbilled work-in-progress	219	583	(493)
Prepaid and other assets	440	160	17
Accounts payable and accrued liabilities	(1,141)	627	(1,476)
Unearned revenue	(2,978)	(2,080)	(3,197)
Other	(20)	(27)	(12)

Net cash provided by operating activities	395	4,342	6,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(758)	(1,170)	(367)
Proceeds from sale of property and equipment	18	6	6
Business combinations, net of cash acquired	(652)	(10,547)	352

Net cash used in investing activities	(1,392)	(11,711)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(31)	(29)	(29)
Principal payments on long-term debt	(13,389)	—	—
Proceeds from the issuance of long-term debt, net of issuance costs	9,898	—	—
Payment of amounts due Tertio sellers	(2,617)	—	—
Proceeds from the issuance of stock	126	407	2,567
Restricted cash	100	100	—

Net cash provided by (used in) financing activities	(5,913)	478	2,538
Effect of exchange rate changes on cash	(593)	278	—

Net increase (decrease) in cash and cash equivalents	(7,503)	(6,613)	9,398
Cash and cash equivalents at beginning of year	11,386	17,999	8,601

Cash and cash equivalents at end of year	$3,883	$11,386	$17,999

Supplemental disclosure of other cash and non-cash items:
Interest paid	$211	$22	$16
Income taxes paid	389	70	167
Assets acquired under capital lease	—	—	104

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization

        Evolving Systems, Inc. (the "Company") is a leading provider of software solutions and services to the wireless, wireline and IP carrier markets. The Company's customers are wireline, wireless and IP communications carriers worldwide. The Company develops, deploys, enhances, maintains and integrates complex, software solutions for a range of Operations Support Systems ("OSS") and Network Support Systems ("NSS"). The Company offers software products and solutions in three core areas—numbering solutions which enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; network mediation solutions supporting data collection for both service assurance and billing applications; and a service activation solution that is used to activate complex bundles of voice, video and data services.

        The core Evolving Systems portfolio that included ordering and provisioning solutions for Local Number Portability ("LNP"), as well as a number inventory and assignment platform, was expanded significantly in 2004 as a result of three acquisitions the Company made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. ("CMS") in November 2003 the Company acquired a network mediation and service assurance solution to add to its product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC ("TSE") in October 2004 the Company added LNP and Wireless Number Portability ("WNP") number ordering and provisioning testing products which provide new OSS system integration capabilities. Finally, in November 2004, the Company acquired Tertio Telecoms Ltd. ("Evolving Systems U.K."), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding its markets beyond North America. Evolving Systems U.K.'s activation solution Tertio™, and mediation solution Evident™, strengthened the overall product portfolio.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, business combinations, capitalization of internal software development costs and fair value of stock based compensation amounts. Actual results could significantly differ from these estimates.

Foreign Currency Translation

        The U.S. dollar is the Company's functional currency. The functional currency of the Company's foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations of the Company are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur. Transaction gains (losses) were $(179,000), $77,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

        All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. The Company has cash investment policies that limit investments to investment grade securities and certificates of deposit.

Restricted Cash

        As of December 31, 2005 and 2004, the Company had $300,000 and $400,000, respectively, of restricted cash related to its headquarters lease. The restricted cash requirement was reduced by $100,000 in December 2005 and the remainder will become unrestricted in May 2007 as long as the lease is in good standing.

Contract Receivables and Allowance for Doubtful Accounts

        Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and information received during collection efforts. The Company reviews its allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

        The following table reflects the activity in the Company's allowance for doubtful accounts:

Fiscal Year	Description	Balance at Beginning of Period	Bad Debt Expense/ (Recovery)	Write- Offs Charged to Allowance	Balance at End of Period
2005	Allowance for doubtful accounts	$44	$4	$—	$48
2004	Allowance for doubtful accounts	$65	$(21)	$—	$44
2003	Allowance for doubtful accounts	$290	$(30)	$195	$65

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

        A substantial portion of the Company's revenue is from a limited number of customers, all in the telecommunications industry. The following tables depict the percentage of revenue and contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2005	2004	2003
Customer A—U.S. Company	—	12%	22%
Customer B—U.S. Company	14%	23%	23%
Customer C—U.S. Company	—	14%	16%
Customer D—U.S. Company	—	12%	8%
Customer F—International Company	12%	—	—
Customer G—International Company	12%	—	—

Total % of Revenue	38%	61%	69%

	As of December 31,
	2005	2004
Customer A—U.S. Company	—	—
Customer B—U.S. Company	25%	30%
Customer C—U.S. Company	—	17%
Customer E—U.S. Company	—	11%
Customer F—International Company	13%	—

Total % of Contract Receivables	38%	58%

Fair Value of Financial Instruments

        The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities. The Company estimates the fair value of its debt based on current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2005, the Company believes that the carrying amount of its long-term debt approximated fair value as a large portion of its debt bears interest at the one-month London InterBank Offered Rate ("LIBOR"), the debt was borrowed in mid-November 2005, and interest and credit risk did not fluctuate significantly from mid-November 2005 to December 31, 2005.

Revenue Recognition

        The Company recognizes revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. In addition to the criteria described below, the Company recognizes revenue only when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

        The majority of the Company's license fees and services revenue is generated from fixed-price contracts, which provide for licenses to its software products and services. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, "Accounting for Long-Term Construction Type Contracts." The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

        The Company may encounter budget and schedule overruns on fixed price contracts caused by increased labor, overhead or material costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

        In arrangements where the services are not essential to the functionality of the software, the Company recognizes license revenue upon delivery. To the extent that Vendor Specific Objective Evidence ("VSOE") of the fair value of the undelivered elements exists, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

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

        Customer support, including maintenance revenue, is generally recognized ratably over the service contract period. When maintenance is bundled with the original license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

Advertising and Promotion Costs

        All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $594,000, $72,000 and $15,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Capitalization of Internal Software Development Costs

        The Company expends amounts on research and development ("R&D"), particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, the Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.

Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for realizability at the end of each reporting period. The Company did not capitalize any internal software R&D costs during the years ended December 31, 2005 and 2004 due to the high degree of development risk involved in each of its software development projects and the resulting short period of time between achieving technological feasibility and the general release of the software. In addition, the Company did not have any capitalized internal software R&D costs included in its December 31, 2005 and 2004 consolidated balance sheets other that software acquired in business combinations and reported as intangible assets in the accompanying consolidated balance sheets.

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

        The Company's long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of an asset or asset group is evaluated by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill

        Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, the Company compares the fair value of each of its reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would then compare the fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

Intangible Assets

        Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademark and tradenames, and business partnerships acquired in conjunction with the Company's purchases of CMS, TSE and Evolving Systems U.K. These assets are amortized using the straight-line method over their estimated lives.

The Company assesses the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider significant which could trigger an impairment analysis include the following:

  •
  Significant under-performance relative to historical or projected future operating results;

  •
  Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and/or

        If, as a result of the existence of one or more of the above indicators of impairment, the Company determines that the carrying value of intangibles and/or long-lived assets may not be recoverable, it compares the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition and compares that to the asset's carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, an impairment loss is recognized representing the excess of the asset's carrying value over its estimated fair value.

Stock-based Compensation

        The Company applies the intrinsic-value-based method in accounting for the recognition of employee stock-based compensation arrangements and the fair value method for disclosure purposes. Non-employee stock compensation arrangements are accounted for under the fair value method.

        The following table illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Net income (loss) available to common stockholders, as reported	$(2,905)	$(2,882)	$6,871
Stock based compensation expense under the fair value method	(5,210)	(2,071)	(2,925)

Pro forma net income (loss) available to common stockholders	$(8,115)	$(4,953)	$3,946
Earnings (loss) available to common stockholders per common share as reported:
Basic	$(0.16)	$(0.18)	$0.48
Diluted	$(0.16)	$(0.18)	$0.43
Pro forma earnings (loss) available to common stockholders per common share:
Basic	$(0.43)	$(0.30)	$0.28
Diluted	$(0.43)	$(0.30)	$0.24

        Fair value stock based compensation expense for the year ended December 31, 2005 in the above table includes $2.5 million of compensation expense associated with the acceleration of vesting of options in December 2005 whereby the Company accelerated the vesting of unvested and "out-of-the-money" stock options with an exercise price equal to or greater than $4.64. The acceleration of vesting was effective for stock options outstanding as of December 12, 2005. As a result of the acceleration, approximately 603,000 stock options with a range of exercise prices of $4.64 to $14.15 and a weighted average exercise price of $6.17 (including approximately 341,000 stock options held by the Company's directors and executive officers with a weighted average exercise price of $7.12) became exercisable on December 12, 2005. This price range was selected as it covered the most significant portion of future compensation costs for out-of-the-money options. In addition, the Company believes that because the options accelerated have exercise prices in excess of the current market value of the Company's common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the accelerated options upon the adoption of Statement of Financial Standards No. 123R, "Share-Based Payment" ("SFAS 123R") effective January 1, 2006 which will require recognition of the grant-date fair value of stock options and other equity-based compensation in the statement of operations. The Company estimates that future compensation expense will be reduced by approximately $2.5 million as a result of the acceleration of vesting.

In December 2005, the Company granted 1,130,000 options to purchase shares of the Company's stock at an exercise price of $2.15 per share to employees and directors in light of the pending expiration of the Company's stock option plan on January 18, 2006. The Company structured the grants in order to reduce the future impact on earnings as a result of the implementation of SFAS 123R by immediately vesting 25% of the options on the date of grant. The remaining 75% of the options vest in equal quarterly tranches beginning March 28, 2007. The pro forma disclosures for the year ended December 31, 2005 reflect approximately $0.6 million of compensation expense associated with the immediate vesting of 25% of the options.

        The Company estimates that adoption of SFAS 123R will result in approximately $2.0-$2.3 million of future compensation expense associated with unvested options outstanding at December 31, 2005 and grants under its employee stock purchase plan. Of this amount, the Company estimates approximately $0.8-$0.9 million will be recognized as expense in 2006.

        For purposes of the pro forma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Expected life (years)	5.94	4	4
Risk-free interest rate	4.31%	2.7%	2.5%
Expected volatility	122.50%	133%	138%
Dividend yield	0%	0%	0%

        The estimated weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2005, 2004 and 2003 was $1.94, $4.96 and $2.63, respectively.

        The Company has an employee stock purchase plan which provides the employees with the ability to purchase shares of the Company's stock at 85% of the lower of the market price at the beginning or end of each six-month participation period. The fair value of each grant made under the Company's employee stock purchase plan is included as a component of compensation expense in the pro forma disclosures above and was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	3.04%	2.67%	2.04%
Expected volatility	90.59%	133%	138%
Dividend yield	0%	0%	0%

Earnings Per Common Share

        Basic earnings per share ("EPS") is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible, Redeemable Preferred Stock ("Series B Preferred Stock"). Diluted EPS is computed using the weighted average number of shares of common stock outstanding, including participating securities, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and warrants. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31 (in thousands except per share data):

	2005	2004	2003
Basic earnings (loss) available to common stockholders per common share
Net income (loss) available to common stockholders	$(2,905)	$(2,882)	$6,871
Weighted average common shares outstanding	16,054	15,824	14,205
Participating securities	2,641	483	—

Basic weighted average common shares outstanding	18,695	16,307	14,205

Basic earnings (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.48

Diluted earnings (loss) available to common stockholders per common share
Net income (loss) available to common stockholders	$(2,905)	$(2,882)	$6,871
Weighted average common shares outstanding	16,054	15,824	14,205
Participating securities	2,641	483	—
Effect of dilutive securities—options and warrants	—	—	1,934

Diluted weighted average common shares outstanding	18,695	16,307	16,139

Diluted earnings (loss) available to common stockholders per common share	$(0.16)	$(0.18)	$0.43

        Weighted average options to purchase 2.4 million, 0.5 million and 0.1million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average fair value of the Company's stock for the period. Weighted average options to purchase 1.1 million and 2.5 million shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2005 and 2004, respectively, as their effect would have been anti-dilutive as a result of the net loss available to common stockholders.

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

Reclassifications

        Certain prior period balances have been reclassified to conform to the current year's presentation including the reclassification of 2003 amortization expenses. In 2004, the Company began reporting amortization expense as a separate line item on the statements of operations as a result of the significance of the intangible assets and the related amortization expense from the acquisitions of Evolving Systems U.K. and TSE. Prior to 2004, amortization of intangibles was shown within costs of license fees and services and costs of customer support. In addition, debt issue costs were reflected as a reduction of notes payable in 2004. The 2004 amount for debt issue costs has been reclassed to other long-term assets in order to conform to the current year's presentation.

Recent Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in fiscal 2006 and will affect any accounting changes that the Company elects to make thereafter.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on the Company's financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the modified prospective method of adoption, SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date of January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Pro-forma disclosure is no longer an alternative. In addition, the Company is required to record compensation expense (as awards previously granted continue to vest) for the unvested portion of those awards that remain outstanding at the date of adoption. The Company will adopt SFAS 123R as of January 1, 2006 using the modified prospective method whereby no prior periods will be restated. The Company has not finalized its analysis, however, it estimates that adoption of SFAS 123R will result in approximately $2.0-$2.3 million of future compensation expense associated with unvested options outstanding at December 31, 2005. Of this amount, the Company estimates approximately $0.8-$0.9 million will be recognized as expense in 2006.

2.     Business Combinations

  Evolving Systems U.K.

        On November 2, 2004, the Company acquired all of the outstanding shares of privately-held, United Kingdom-based Evolving Systems U.K. Total consideration for Evolving Systems U.K.'s net assets approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in transaction-related costs. The acquisition was recorded as a purchase business combination and Evolving Systems U.K.'s results of operations have been combined with Evolving Systems' from the acquisition date forward.

        Evolving Systems U.K.'s activation and mediation solutions, Provident™ and Evident™, fit well with the Company's product portfolio, enabling it to provide activation solutions and strengthening its current network mediation and service assurance offerings. In addition, this acquisition provides the Company with a global reach and a customer base that includes many of the world's leading communications carriers. The purchase price for Evolving Systems U.K. included goodwill because the Company concluded that increased scale may be achieved from a financial, customer and product perspective. In addition, Evolving Systems U.K. brought a quality, experienced work force. The total purchase price was allocated as follows (in thousands):

Cash	$4,030
Contract receivables	4,026
Other current assets	2,713
Property and equipment	887
Acquired IPR&D (charged directly to expense)	90
Identifiable intangible assets and other	15,407
Goodwill	26,733

Total assets acquired	53,886
Current liabilities	(8,947)
Net deferred tax liability	(4,782)

Total purchase price	$40,157

        The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of Evolving Systems U.K. products. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on the weighted average costs of capital for the telecom software industry.

        The Company made adjustments to goodwill during 2005. See Note 3 for further discussion of these adjustments.

  TSE

        On October 15, 2004, the Company acquired all of the outstanding ownership interests in privately-held TSE. Total consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction-related costs. The note payable was due and paid on March 31, 2005. The Company agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration may be payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. The contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. The Company recorded additional contingent consideration and resulting goodwill of $488,000 and $447,000 during the years ended December 31, 2005 and 2004, respectively, related to certain specified gross margin results achieved by the sale of TSE products. The additional contingent consideration is paid within 45 days of the last day of the quarter in which it is earned. The acquisition was treated as a purchase business combination and the results of TSE's operations have been combined with Evolving Systems' from the acquisition date forward.

        TSE's products are sold to U.S. wireline and wireless carriers, and provide for simulation of the nation's centralized Number Portability Administration Center ("NPAC") and a testing environment for critical back office systems that carriers use for enabling number portability. Other products in the TSE portfolio are used for enhanced integration between back office Operational Support Systems ("OSS"). TSE has installed its products at many of the leading wireless and wireline carriers in North America. By acquiring TSE, the Company expanded its customer base and extended the set of Local Number Portability ("LNP") solutions it offers its customers. The primary reason for a valuation which gives rise to goodwill is related to the value the Company placed on the TSE's solid reputation as a provider of LNP products, the Company's expectation of new customers and the experienced employees acquired in the TSE acquisition. The total purchase price was allocated as follows (in thousands):

Net tangible liabilities	$(338)
Identifiable intangible assets	1,634
Goodwill	2,083

Total purchase price	$3,379

The purchase price allocation analysis included the future use of the acquired assets, analyses of historical performance and estimates of future performance of TSE products and reflects increases to goodwill as a result of contingent consideration paid to the TSE sellers subsequent to the acquisition. The fair value of intangible assets was primarily determined using the present value of estimated cash flows. The rates utilized to discount the net cash flows to their present values varied based on the relative risk of the individual asset, but were generally based on the weighted average costs of capital for the telecom software industry.

  Pro Forma Financial Information (Unaudited)

        The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc., CMS, TSE and Evolving Systems U.K. on a pro forma basis, as though the companies had been combined as of the beginning of 2003. The impact of the In-Process Research and Development ("IPR&D") charges associated with the acquisitions has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the periods presented below. The following amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2004	2003
Revenues	$48,188	$49,827
Net income	$585	$1,944
Basic income per share	$0.03	$0.11
Diluted income per share	$0.03	$0.10

3.     Goodwill and Intangible Assets

        Changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2004	$20,689	$17,009	$37,698
Adjustments to goodwill	(485)	(61)	(546)
Effects of foreign currency exchange rates	(1,674)	(1,405)	(3,079)

Balance as of December 31, 2005	$18,530	$15,543	$34,073

        The Company recorded goodwill adjustments during the year ended December 31, 2005 for contingent consideration related to certain specified gross margin results achieved by the sale of TSE products during the year. The Company may have additional purchase price adjustments related to

TSE as contingent consideration is earned. The Company also recorded goodwill adjustments during the year ended December 31, 2005 related to the finalization of the Tertio purchase price.

        The Company adjusted goodwill during the year ended December 31, 2005 as it determined it had incorrectly accounted for income taxes related to the purchase accounting for Evolving Systems U.K. acquired in November 2004. This error had the effect of overstating goodwill by $426,000 and overstating the net deferred foreign income tax liability by $435,000 on the 2004 consolidated balance sheet. In addition, the reported net income in 2004 should have been $9,000 higher. The Company corrected this error at December 31, 2005. The Company assessed the impact on the 2005 and 2004 consolidated financial statements and determined that the impact was not material to either period.

        The Company's annual goodwill impairment test was conducted as of July 31, 2005, and it was determined that goodwill was not impaired as of the test date. Goodwill is assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. From July 31, 2005 through December 31, 2005, no events have occurred that management believes may have impaired goodwill.

        Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the effects of changes in foreign currency exchange rates. As of December 31, 2005 and 2004, identifiable intangibles were as follows (in thousands):

Identifiable intangible assets:

	December 31, 2005			December 31, 2004
							Weighted- Average Amortization Period
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	$8,350	$2,090	$6,260	$9,180	$365	$8,815	4.9 yrs
Customer contracts	1,997	1,968	29	2,196	450	1,746	1.2 yrs
Purchased licenses	1,335	576	759	1,335	309	1,026	5.0 yrs
Trademarks and tradenames	1,068	207	861	1,196	33	1,163	6.0 yrs
Business partnerships	1,332	222	1,110	1,491	35	1,456	7.0 yrs
Customer relationships	5,989	1,658	4,331	6,403	616	5,787	6.1 yrs

	$20,071	$6,721	$13,350	$21,801	$1,808	$19,993	5.1 yrs

        Amortization expense of identifiable intangible assets was $5.2 million, $1.7 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. As Evolving Systems U.K. uses pounds sterling (£) as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2005 is as follows (in thousands):

Years ending
2006	$3,441
2007	3,309
2008	3,080
2009	2,115
2010	833
Thereafter	572

$13,350

4.     Balance Sheet Components

        The components of certain balance sheet line items are as follows (in thousands):

	As of December 31,
			Estimated Useful Life
	2005	2004
Property and equipment:
Computer equipment and purchased software	$25,791	$25,218	2-4 yrs
Furniture, fixtures and leasehold improvements	1,896	2,028	5-7 yrs

	27,687	27,246
Less accumulated depreciation	(25,912)	(24,683)

	$1,775	$2,563

	As of December 31,
	2005	2004
Assets acquired under capital lease:
Original book value	$104	$104
Accumulated depreciation	(59)	(33)

Net book value	$45	$71

        Included in property and equipment at December 31, 2005 and 2004 are assets under capital lease. Depreciation expense related to assets under capital leases was $26,000, $26,000 and $24,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

	As of December 31,
	2005	2004
Accounts payable and accrued liabilities:
Accounts payable	$1,674	$1,828
Accrued compensation and related expenses	1,171	2,661
Restructuring payable	5	59
Foreign income taxes payable	492	103
Accrued liabilities	2,742	3,706

	$6,084	$8,357

5.     Long-Term Debt

        The Company's notes payable consist of the following (in thousands):

	As of December 31, 2005	As of December 31, 2004
Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate ("LIBOR") plus a margin of 6.25%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.61% at December 31, 2005, interest payments are due monthly, principal installments are due quarterly beginning January 1, 2006 with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if the Company meets and maintains certain financial requirements. Loan is secured by substantially all of the assets of Evolving Systems and its U.S. subsidiaries and a pledge of stock of foreign subsidiaries of Evolving Systems	$8,500	$—
$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 8.36% at December 31, 2005, interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,003	—
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full May 16, 2011	4,870	—
Long-term seller financed notes payable, interest ranges from 11-14% with an effective rate of 11.62%, due in varying quarterly principal and interest installments beginning March 31, 2006, with final maturity on December 31, 2007	—	11,950
Short-term seller financed note payable, interest at 5.50%, $2,000 due March 31, 2005 and $2,000 due June 30, 2005	—	4,000
Promissory notes payable to sellers, interest at 5.00%, due March 31, 2005	—	889

Total notes payable	15,373	16,839
Less current portion	(1,000)	(4,880)

Long-term debt, excluding current installments	$14,373	$11,959

        In November 2004, the Company entered into the long-term seller financed notes payable in conjunction with the acquisition of Evolving U.K. In November 2005, the Company extinguished the long-term seller financed notes payable through payment of $8.5 million in cash and issuance of $4.87 million in long-term unsecured subordinated notes payable to the sellers. The Company used proceeds obtained from an $8.5 million senior note payable to make the cash payment.

        The $8.5 million senior note payable subjects the Company to certain affirmative and negative covenants, including a financial covenant related to the Company's EBITDA, as defined. In addition, the agreement restricts capital expenditures to specified limits and prohibits the Company from declaring dividends to its common stockholders. The Company may prepay the outstanding balance of the senior note as long as it is in compliance with all financial covenants and no events of default have occurred.

        The Company also obtained a $4.5 million senior revolving credit facility in November 2005. The Company had approximately $2.5 million available under the senior revolving credit facility at December, 31, 2005. The senior credit facility has an annual management fee based upon 0.5% of the daily average maximum borrowings allowed under the senior revolving credit facility and is paid monthly in arrears. Borrowings under the senior revolving credit facility are limited to a multiple of the Company's EBITDA less the balance of the senior note payable. The multiple ranges from 2.50 in the first year to 1.75 in the fourth year. The agreement mandated an initial borrowing of $2.0 million. The senior revolving credit facility includes the same covenants and restrictions as the senior note payable. Evolving Systems and its U.S. subsidiaries executed a guaranty of the senior revolving credit facility.

        The long-term unsecured subordinated notes payable of $4.87 million bear interest at 11% through December 31, 2007, and 14% thereafter. Interest expense is recognized using an effective rate of 12.84%. The unsecured subordinated notes are subordinate to the senior note and senior revolving credit facility. The unsecured subordinated notes payable agreements subject the Company to certain affirmative and negative covenants; however, certain covenants are not in effect until the senior note and senior revolving credit facility are paid in full. Outstanding amounts of the unsecured subordinated notes may be accelerated upon the occurrence of an uncured event of default.

        The scheduled principal payments on the Company's notes payable are as follows (in thousands):

Year ending December 31,	Amount
2006	$1,000
2007	2,000
2008	2,500
2009	2,000
2010	3,003
Thereafter	4,870

$15,373

6.     Stockholders' Equity

(a)
Stock Options

        In January 1996, the Company approved "The Amended and Restated Stock Option Plan" (the "Option Plan"). Under the Option Plan, 6,850,000 shares of the Company's common stock were reserved for issuance. At the annual meeting of stockholders held on May 13, 2004, the Company's stockholders approved an amendment to the Option Plan to increase the total number of shares of common stock authorized for issuance under the plan by 1,500,000 shares. Of the 8,350,000 shares reserved for issuance 1,216,866 shares were available for grant as of December 31, 2005. Options issued under the Option Plan are at the discretion of the Board of Directors, including the provisions of each stock option granted, which need not be identical. Options generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminates on January 18, 2006; options granted before that date are not affected by the plan termination.

        The status of total stock options outstanding and exercisable under the Plan as of December 31, 2005 is as follows:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.58-$2.09	719,381	6.54	$0.94	594,718	$0.82
$2.15	1,130,000	9.99	$2.15	295,836	$2.15
$2.19-$4.44	1,520,436	5.62	$2.92	1,224,788	$2.89
$4.64-$14.15	909,323	8.56	$6.47	909,323	$6.47

	4,279,140	7.55	$3.14	3,024,665	$3.49

The following is a summary of stock option and warrant activity:

	Options	Warrants	Weighted Average Exercise Price
Options & Warrants outstanding at December 31, 2002	2,064,167	910,633	$1.00

Options granted	2,589,932		$3.44
Less options forfeited	(438,813)		$1.08
Less options exercised	(1,280,972)		$1.99
Less warrants exercised		(910,633)	$0.80

Options & warrants outstanding at December 31, 2003	2,934,314	—	$2.77

Options granted	1,310,999		$6.44
Less options forfeited	(422,454)		$7.77
Less options exercised	(191,762)		$1.82

Options outstanding at December 31, 2004	3,631,097	—	$3.57

Options granted	1,308,000		$2.20
Less options forfeited	(527,469)		$4.43
Less options exercised	(132,488)		$0.53

Options outstanding at December 31, 2005	4,279,140	—	$3.14

(b)
Series B Convertible Redeemable Preferred Stock

        On November 2, 2004, the Company issued 966,666 shares of Series B Preferred Stock in connection with its acquisition of Evolving Systems U.K. Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock is entitled to dividends on an as-converted basis with the common stock and is, therefore, considered a participating security and shares issuable upon conversion are included in weighted average shares outstanding for purposes of calculating basic earnings per share. Upon the occurrence of certain material events (liquidation, merger, etc.), the holders of Series B Preferred Stock are entitled to receive a preference payment that is senior to the common stock, but subordinate to the Company's senior and unsecured subordinate debt, equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $11.3 million at December 31, 2005 and 2004.

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

        The holders of Series B Preferred Stock vote with the holders of the shares of common stock as one class with each share of Series B Preferred Stock entitled to approximately 2.7 votes due to the application of Nasdaq Marketplace Rule 4351 which provides certain voting limitations on shares issued below market price. A majority of holders of Series B Preferred Stock must also consent to certain corporate actions prior to the Company engaging in such actions (i.e., issuing certain additional classes of stock, amending the Company's charter documents in an adverse manner to the Series B Preferred Stock, changing the number or term of the Board, or repurchasing or redeeming other classes of Company stock). Additionally, subject to certain limitations, for so long as the Series B holders hold no less than five percent of the Company's common stock (on an as converted basis), they shall as a group be entitled to elect one person to the Board.

        Additionally, the Series B Preferred Stock contain certain weighted average price based anti-dilution protections that, as long as those securities remain outstanding, would be triggered if the Company issued shares of its common stock (subject to certain adjustments and standard exclusions relating to Company options) below $3.89 per share.

        The holders of Series B Preferred Stock may also require the Company to redeem all or any portion of the Series B Preferred Stock for a price equal to $11.67 per share (subject to adjustment for stock splits and combinations) in the event that the Company fails to maintain the shelf registration of the common stock underlying such shares or otherwise breaches certain other covenants. If the Company is unable to maintain effectiveness of the shelf registration, the Company would be required to revalue the Series B Preferred Stock at fair value and reclassify the instrument to liabilities.

        Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature existed on the acquisition date equal to the difference between the value of the Company's common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement. The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on November 2, 2004 since the Series B Preferred Stock was immediately convertible to common stock.

(c)
Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 1,100,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each six-month participation period. Under the ESPP, employees were issued 18,116, 16,915 and 24,335 shares in 2005, 2004 and 2003, respectively. As of December 31, 2005, there were 436,125 shares available for purchase.

(d)
Certain Anti-Takeover Provisions

        The Company's restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by its stockholders. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. In 1999, the Company's Board of Directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain "poison pill" provisions. In connection with the Evolving Systems U.K. acquisition, the Company issued 966,666 shares of Series B Preferred Stock.

        In addition, Evolving Systems is subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of the Company's restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of the Company's management, which could adversely affect the market price of the Company's common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to the Company's stockholders.

7.     Income Taxes

        The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Domestic	$(2,161)	$1,113	$7,038
Foreign	(1,140)	(987)	—

Total	$(3,301)	$126	$7,038

        The provision (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(10)	$25	$147
Foreign	791	291	—
State	—	(14)	20

Total current	781	302	167
Deferred:
Federal	—	—	—
Foreign	(1,177)	(600)	—
State	—	—	—

Total deferred	(1,177)	(600)	—

Net income tax provision (benefit)	$(396)	$(298)	$167

        As of December 31, 2005 and 2004, the Company had net operating loss carryforwards ("NOL") of approximately $47.8 million and $46.1 million, respectively, related to U.S. federal and state jurisdictions. The federal net operating loss expires at various times beginning in 2018 and ending in 2026. In addition, the Company has research and experimentation credit carryforwards of approximately $1.3 million which may expire at various times beginning in 2011. Of the Company's $47.8 million NOL, $9.6 million is related to disqualified dispositions of stock. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company's ownership occur. Changes in the Company's ownership have occurred that limit the future utilization of the NOL's.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$17,842	$17,192
Research and experimentation credit carryforwards	1,287	1,287
Deferred revenue	5	—
Depreciable assets	467	181
Restructuring	—	60
Other	105	435

Total deferred tax assets	19,706	19,155

Deferred tax liabilities
Deferred revenue	—	(343)
Undistributed foreign earnings	(77)	—
Acquired intangibles	(3,739)	(5,756)

Total deferred tax liabilities	(3,816)	(6,099)

Net deferred tax asset before valuation allowance	15,890	13,056
Valuation allowance	(18,662)	(17,963)

Net deferred tax liability	$(2,772)	$(4,907)

Financial statement classification
Current deferred tax asset (liability)	$5	$(265)
Long-term deferred tax liability	(2,777)	(4,642)

Net deferred tax liability	$(2,772)	$(4,907)

        In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. A deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on the Company's ability to recover its U.S. based deferred tax assets. As of December 31, 2005 and 2004, this deferred tax liability was $3.1 million and $4.6 million, respectively.

        In conjunction with the acquisition of Evolving Systems U.K., future revenue under contracts in existence at the acquisition date was reduced to an amount equal to the estimated fair value. The resulting reduction of future revenue recorded for financial reporting purposes is not deductible for income tax purposes and thus, a deferred tax liability of approximately $0.6 million was established at the acquisition date. As of December 31, 2005 and 2004, this deferred tax liability was $0 and $0.3 million, respectively.

        The aforementioned deferred tax liabilities will be recognized as a reduction of current income tax expense as the identifiable intangibles are amortized and the contract revenue is recognized.

        See Note 3 regarding other adjustments made to the deferred tax amounts.

        The Company continues to maintain a full valuation allowance on the domestic net deferred tax asset as it determined it is more likely than not that the Company will not realize its domestic deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its domestic deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

        The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
U.S. federal income tax provision (benefit) at statutory rates	$(1,122)	$34	$2,393
State income tax provision (benefit), net of federal impact	(64)	37	252
Intangible write off	—	—	74
Non-deductible meals	18	18	4
Foreign rate differential	75	41	—
Foreign deemed dividends	127	—	—
Change in valuation allowance	604	(439)	(2,703)
Other, net	(34)	11	147

Provision for (benefit from) income taxes	$(396)	$(298)	$167

        The change in the valuation allowance during 2005 resulted primarily from 2005 losses which increased the net operating loss carryforwards and adjustments based on the tax return as filed.

        During 2004, the Company formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used for offshore product development. The Company has been granted a tax holiday by India which extends through March 2009. Under the terms of the tax holiday, the Company is not liable for income taxes associated with its operations in India.

8.     Benefit Plans

        The Company has established a defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code (the "401(k) Plan") that is available to all U.S. employees 21 years of age or older with a month of service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. The Company may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years. For the years ended December 31, 2005 and 2004, the Company made discretionary matching contributions using funds available in the 401(k) Plan's forfeiture account.

        Evolving Systems U.K. has established a defined contribution pension scheme that is available to all employees in their first full month of employment. Employees may contribute a percentage of their earnings, the amount of which is dependent upon the age of the employee, not to exceed the maximum statutory contribution amount. The Company matches 5% of employee contributions. All contributions are immediately vested in their entirety.

        During 2005, 2004 and 2003, the Company recorded a consolidated expense (benefit) of $124,000, ($102,000) and $259,000, respectively, under the aforementioned plans. The benefit in 2004 was a result of the Company utilizing funds remaining in the 401(k) Plan's forfeiture account to fund the Company match for 2004.

9.     Restructuring and Other Expenses (Recovery)

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

        At December 31, 2005 and 2004, the remaining accrual related to the closure of the satellite offices was $5,000 and $79,000, respectively. The Company recovered $49,000, $15,000 and $9,000 during the years ended December 31, 2005, 2004 and 2003, respectively, related to change in estimates associated with the initial accruals recorded on the closures of the satellite offices. Because the costs to sublease or terminate these lease commitments were based on estimates, the Company may incur additional expenses (recovery) related to the satellite office closures.

10.   Commitments and Contingencies

(a)
Lease Commitments

        The Company leases office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include the Company's headquarters, the Columbus, Ohio office which was assumed as part of the CMS acquisition, the London, England, Bath, England and Munich, Germany offices which were assumed as part of the Evolving Systems U.K. acquisition, the Bangalore, India office, the Kuala Lumpur, Malaysia office, and the Greenwood Village, Colorado office which was assumed as part of the TSE acquisition. Rent expense was $1.6, $1.2 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense is net of sublease rental income of $279,000, $1,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income related to the offices affected by the restructuring is adjusted against the restructuring liability and is not netted against rent expense.

        The Company's headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases 3% annually as of June 1. The Company accounts for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2005, net of rental income under non-cancelable subleases, are as follows (in thousands):

	Operating Leases	Capital Leases
2006	$1,284	$42
2007	843	42
2008	409	35
2009	409	—
2010	276	—
Thereafter	1,271	—

Total minimum lease payments	$4,492	119

Less: Amount representing interest		(14)

Principal balance of capital lease obligations		105
Less: Current portion of capital lease obligations		(34)

Long-term portion of capital lease obligations		$71

(b)
Other Commitments

        As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company's request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004.

        The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company subcontracts some of the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor's failure to perform. To the extent the Company is unable to recover damages from its subcontractors, the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors' failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004.

        The Company's standard license agreements contain a warranty that the software will be free of material defects and will operate in accordance with the stated requirements for a defined period of time. The warranty provisions require the Company to cure any defects through any reasonable means. To date, no claims under the warranty provisions have been brought to the Company's attention. The Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal. Accordingly, the Company has not recorded liabilities for these warranty provisions as of December 31, 2005 and 2004.

        The Company's software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company's products infringe upon a copyright, trade secret or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of December 31, 2005 and 2004.

        In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004.

(c)
Litigation

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

        The Company currently operates its business as two operating segments based on revenue type: license fees/services revenue and customer support revenue (as shown on the consolidated statements of operations). License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products as well as custom development, integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty fees. Warranty services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. With the acquisition of Evolving Systems U.K., the Company now provides products and services on a global basis. In addition, the Company has a product development facility in Bangalore, India. Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

        Revenue information by segments is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Revenue
License fees and services	$19,779	$11,074	$14,605
Customer support	19,673	15,268	13,368

	39,452	26,342	27,973

Segment profit (loss)
License fees and services	10,288	5,208	9,456
Customer support	13,094	8,198	7,171

	23,382	13,406	16,627

Other operating expenses	18,382	10,563	8,477
Depreciation and amortization	6,658	2,819	1,312
Restructuring and other	(49)	(15)	(9)

Income (loss) from operations	$(1,609)	$39	$6,847

Geographic Regions

        The Company uses the customer locations as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic region is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Revenue
United States	$18,866	$22,578	$27,973
Europe, Middle East, Africa and Asia	20,586	3,764	—

Total revenues	$39,452	$26,342	$27,973

	As of December 31,
	2005	2004
Long-lived assets, net
United States	$13,172	$14,681
United Kingdom and Other	36,026	45,573

Total long-lived assets	$49,198	$60,254

12.   Quarterly Financial Information (Unaudited)

        Quarterly financial information is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005
Total revenue	$9,838	$9,926	$9,570	$10,118
Less: cost of revenue and operating expenses	11,759	10,204	9,908	9,190

Income (loss) from operations	(1,921)	(278)	(338)	928
Income (loss) before income taxes	(2,426)	(705)	(809)	639
Net income (loss)	(2,148)	(689)	(926)	858

Net income (loss) available to common stockholders	$(2,148)	$(689)	$(926)	$858

Net income (loss) available to common stockholders per common share
Basic	$(0.12)	$(0.04)	$(0.05)	$0.05
Diluted	$(0.12)	$(0.04)	$(0.05)	$0.04
Year Ended December 31, 2004
Total revenue	$5,766	$5,261	$5,739	$9,576
Less: cost of revenue and operating expenses	5,587	5,496	5,294	9,926

Income (loss) from operations	179	(235)	445	(350)
Income (loss) before income taxes	236	(168)	537	(479)
Net income (loss)	244	(168)	517	(169)

Net income (loss) available to common stockholders	$244	$(168)	$517	$(3,475)

Net income (loss) available to common stockholders per common share
Basic	$0.02	$(0.01)	$0.03	$(0.20)
Diluted	$0.01	$(0.01)	$0.03	$(0.20)