Form 10-Q
period 2006-03-31
EVOLVING SYSTEMS INC
filed 2006-05-05
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(303) 802-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 25, 2006 there were 16,189,782 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,829	$3,883
Contract receivables, net of allowance of $48 at March 31, 2006 and December 31, 2005	7,837	10,766
Unbilled work-in-progress	734	1,147
Deferred foreign income taxes	9	5
Prepaid and other current assets	1,395	1,335
Total current assets	15,804	17,136
Property and equipment, net	1,601	1,775
Amortizable intangible assets, net	12,570	13,350
Goodwill	34,350	34,073
Long-term restricted cash	300	300
Other long-term assets	707	764
Total assets	$65,332	$67,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$35	$34
Current portion of long-term debt	1,250	1,000
Accounts payable and accrued liabilities	5,379	6,084
Unearned revenue	9,677	9,654
Total current liabilities	16,341	16,772
Long-term liabilities:
Capital lease obligations, net of current portion	62	71
Long-term debt, net of current portion	13,895	14,373
Deferred foreign income taxes	2,633	2,777
Total liabilities	32,931	33,993

Commitments and contingencies (Note 9)

Series B convertible redeemable preferred stock	11,281	11,281

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 966,666 shares of Series B issued and outstanding (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,169,469 and 16,137,821 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	68,178	67,891
Accumulated other comprehensive loss	(2,057)	(2,417)
Accumulated deficit	(45,017)	(43,366)
Total stockholders’ equity	21,120	22,124
Total liabilities and stockholders’ equity	$65,332	$67,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUE
License fees and services	$3,899	$5,081
Customer support	4,229	4,757
Total revenue	8,128	9,838

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,875	2,976
Costs of customer support, excluding depreciation and amortization	1,626	2,031
Sales and marketing	2,555	2,392
General and administrative	1,407	2,501
Product development	747	110
Depreciation	293	376
Amortization	897	1,421
Restructuring and other	(14)	(58)
Total costs of revenue and operating expenses	9,386	11,749

Loss from operations	(1,258)	(1,911)

Other income (expense):
Interest income	38	39
Interest expense	(509)	(429)
Foreign currency exchange loss	(1)	(125)
Other expense, net	(472)	(515)

Loss before income taxes	(1,730)	(2,426)

Income tax benefit	79	278

Net loss	$(1,651)	$(2,148)

Basic and diluted loss per common share	$(0.09)	$(0.12)

Weighted average basic and diluted shares outstanding	19,066	18,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	16,137,821	$16	$67,891	$(2,417)	$(43,366)	$22,124
Stock option exercises	10,469	—	13	—	—	13
Common stock issued pursuant to the Employee Stock Purchase Plan	21,179	—	38	—	—	38
Stock-based compensation expense	—	—	236	—	—	236
Comprehensive loss:
Net loss	—	—	—	—	(1,651)
Foreign currency translation adjustment	—	—	—	360	—
Comprehensive loss						(1,291)
Balance at March 31, 2006	16,169,469	$16	$68,178	$(2,057)	$(45,017)	$21,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,651)	$(2,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	293	376
Amortization of intangible assets	897	1,421
Amortization of debt issuance costs	57	13
Equity compensation	236	—
Interest expense added to debt principal	—	317
Gain on disposal of property and equipment	(13)	(11)
Foreign currency transaction losses, net	1	125
Benefit from foreign deferred income taxes	(180)	(465)
Change in operating assets and liabilities:
Contract receivables	3,013	2,559
Unbilled work-in-progress	428	394
Prepaid and other assets	(47)	(86)
Accounts payable and accrued liabilities	(742)	(553)
Unearned revenue	(15)	(441)
Other	—	(19)
Net cash provided by operating activities	2,277	1,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(110)	(158)
Proceeds from sale of property and equipment	13	11
Business combinations, net of cash acquired	—	(676)
Net cash used in investing activities	(97)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(8)	(8)
Principal payments on long-term debt	(250)	(2,889)
Payment of amount due to Evolving Systems U.K. sellers	—	(2,616)
Proceeds from issuance of common stock	51	56
Net cash used in financing activities	(207)	(5,457)

Effect of foreign exchange rate changes on cash	(27)	(109)

Net increase (decrease) in cash and cash equivalents	1,946	(4,907)
Cash and cash equivalents at beginning of period	3,883	11,386
Cash and cash equivalents at end of period	$5,829	$6,479

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$269	$114
Income taxes paid	$441	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Organization. Evolving Systems, Inc. (“Evolving Systems” or the “Company”) is a provider of software solutions and services to the wireless, wireline and IP carrier markets. The Company’s customers are wireline, wireless and IP communications carriers worldwide. The Company develops, deploys, enhances, maintains and integrates complex, software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”). The Company offers software products and solutions in three core areas — numbering solutions which enable carriers to comply with government-mandated requirements regarding number portability and phone number conservation; network mediation solutions supporting data collection for both service assurance and billing applications; and a service activation solution that is used to activate complex bundles of voice, video and data services.

The core Evolving Systems portfolio that includes ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, was expanded significantly in 2004 as a result of three acquisitions the Company made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 the Company acquired a network mediation and service assurance solution to add to its product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC (“TSE”) in October 2004 the Company added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities. Finally, in November 2004, the Company acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding its markets beyond North America. Evolving Systems U.K.’s activation solution Tertio™, and mediation solution Evident™, strengthened the overall product portfolio.

Interim Consolidated Financial Statements. The accompanying unaudited condensed consolidated financial statements of Evolving Systems have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could significantly differ from these estimates.

Foreign Currency Translation. The U.S. dollar is the Company’s functional currency. The functional currency of the Company’s foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations of the Company are translated at the average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (expense) in the period in which they occur. Transaction gains for the three months ended March 31, 2006 and 2005 were $1,000 and $125,000, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Stock-based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(Revised), Share-Based Payment (“SFAS 123R”). This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method of adoption, the Company is required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. From January 1, 2006, stock option grants and employee stock purchase plan purchases will be accounted for under SFAS 123R. The Company uses the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of the Company’s common stock.

(2) Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2006 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2005	$18,530	$15,543	$34,073
Effects of foreign currency exchange rates	150	127	277
Balance as of March 31, 2006	$18,680	$15,670	$34,350

The Company’s annual goodwill impairment test was conducted as of July 31, 2005, and it was determined that goodwill was not impaired as of the test date. Goodwill is assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. From July 31, 2005 through March 31, 2006, no events have occurred that management believes may have impaired goodwill.

Identifiable intangibles are amortized over estimated finite lives of from one to seven years, and include the cumulative effects of changes in foreign currency exchange rates. The following table summarizes identifiable intangible assets (in thousands):

	March 31, 2006			December 31, 2005
Identifiable intangible assets:	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	$8,427	$2,551	$5,876	$8,350	$2,090	$6,260
Customer contracts	2,016	2,015	1	1,997	1,968	29
Purchased licenses	1,335	643	692	1,335	576	759
Trademarks and tradenames	1,080	255	825	1,068	207	861
Business partnerships	1,347	272	1,075	1,332	222	1,110
Customer relationships	6,028	1,927	4,101	5,989	1,658	4,331
	$20,233	$7,663	$12,570	$20,071	$6,721	$13,350

Amortization expense of identifiable intangible assets was $0.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

 (3) Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and shares held in escrow. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding	16,166	15,988
Participating securities	2,900	2,610
Basic weighted average common shares outstanding	19,066	18,598
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	19,066	18,598

Weighted average options to purchase 1.9 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2006 and 2005 as their effect would have been anti-dilutive as a result of the net loss for the periods. Weighted average options to purchase 2.4 million and 1.7 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2006 and 2005, respectively, because their exercise prices were greater than the average fair value of the Company’s stock for the periods. In addition, unrecognized stock-based compensation costs were excluded from the dilutive stock calculation for the three months ended March 31, 2006 as the effect would have been anti-dilutive as a result of the net loss for the period.

(4) Share-Based Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The Company previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes. Because the Company historically granted options with exercise prices equal to the fair value of the Company’s common stock at the grant date, the adoption of SFAS 123R did not result in a significant adjustment to the financial statements. Further, as a result of the preceding, the Company’s statements of operations from January 1, 2006 forward will include charges for stock-based compensation. The Company recognized $0.2 million, or $0.01 per share, of compensation expense in the statement of operations for the three months ended March 31, 2006 with respect to its stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

Three Months Ended March 31, 2006
Cost of license fee and services, excluding depreciation and amortization	$17
Cost of customer support, excluding depreciation and amortization	2
Sales and marketing	55
General and administrative	151
Product development	11
$236

Stock Option Plan

In January 1996, the Company’s stockholders approved “The Amended and Restated Stock Option Plan” (the “Option Plan”). Initially, 3,150,000 shares were reserved for issuance under the Option Plan. Subsequently, the Option Plan was amended, as approved by the stockholders, to increase the number of shares available for issuance to 8,350,000. Options issued under the Option Plan are at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model uses four assumptions to calculate the fair value of each option grant. The expected term of share options granted is derived from the simplified method prescribed by the SEC. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options. The expected volatility is based upon historical volatility of the Company’s stock over a period equal to the expected term of the stock options. The expected dividend yield is zero and is based upon historical and anticipated payment of dividends. The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2006	2005
Expected term (years)	6.1	5
Risk-free interest rate	4.35%	3.46%
Expected volatility	121.14%	125.32%
Expected dividend yield	0%	0%

The following is a summary of stock option activity under the plan for the period ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding at December 31, 2005	4,279	$3.14
Options granted	15	$2.32
Less options forfeited	(27)	$2.70
Less options expired	(2)	$6.17
Less options exercised	(10)	$1.20
Options outstanding at March 31, 2006	4,255	$3.14	7.31	$763

Options exercisable at March 31, 2006	3,103	$3.46	6.60	$722

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $2.05 and $2.96, respectively.

As of March 31, 2006, there were approximately $2.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The total intrinsic value of stock option exercises was $13,000 and the total fair value of stock awards vested was $146,000 during the three months ended March 31, 2006. The total intrinsic value of stock option exercises was $66,000 and the total fair value of stock awards vested was $610,000 during the three months ended March 31, 2005.

Cash received from stock option exercises for the three months ended March 31, 2006 was $13,000. The income tax benefits from stock options totaled approximately $7,000 for the three months ended March 31, 2006.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 1,100,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase the Company’s common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2006, there were 414,946 shares available for purchase. For the three months ended March 31, 2006, the Company recorded compensation expense of $15,000 associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense will fluctuate each period based upon employee participation.

The fair value of each grant made under the Company’s employee stock purchase plan is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model uses four assumptions to calculate the fair value of each option grant. The expected term of each grant is based upon the three-month (six-month in 2005) participation period of each grant. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each grant. The expected volatility is based upon historical volatility of the Company’s stock. The expected dividend yield is based upon historical and anticipated payment of dividends. The weighted average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2006	2005
Expected term (years)	0.25	0.5
Risk-free interest rate	4.79%	2.68%
Expected volatility	86.41%	99%
Expected dividend yield	0%	0%

Cash received from employee stock plan purchases for the three months ended March 31, 2006 was $38,000.

The following table illustrates the effect on net income (loss) if the fair value method had been applied to all share-based plans during the previous period (in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss, as reported	$(2,148)
Stock-based compensation expense that would have been included in net loss if the fair-value-based method had been applied to all awards	(608)
Pro forma net loss	$(2,756)

Loss per common share, as reported:
Basic and diluted	$(0.12)
Pro forma loss per common share:
Basic and diluted	$(0.15)

(5) Concentration of Credit Risk

For the three months ended March 31, 2006 and 2005, the Company recognized 26% (13% and 13%) and 26% (14% and 12%), respectively, of total revenue from two significant customers (defined as contributing at least 10%) in the communications industry. One of these customers is located in the U.S. while the other is an international customer.

As of March 31, 2006, two significant customers accounted for approximately 29% (16% and 13%) of contract receivables. Both of these customers were located in the U.S. At December 31, 2005, two significant customers accounted for approximately 38% (25% and 13%) of contract receivables. One of these customers was located in the U.S. while the other was an international customer.

(6) Long-term Debt

The Company’s notes payable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 6.25%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 11.01% at March 31, 2006, interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if the Company meets and maintains certain financial requirements. Loan is secured by substantially all of the assets of Evolving Systems and its U.S. subsidiaries and a pledge of stock of foreign subsidiaries of Evolving Systems

	$8,250	$8,500

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 8.76% at March 31, 2006, interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,025	2,003

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full May 16, 2011	4,870	4,870

Total notes payable	15,145	15,373

Less current portion	(1,250)	(1,000)

Long-term debt, excluding current portion	$13,895	$14,373

The $8.3 million senior note payable and $4.5 million senior revolving credit facility subject the Company to certain financial covenants. The agreements contain a Minimum EBITDA covenant which specifies that the Company’s trailing twelve months (TTM) EBITDA, as defined, shall not be less than $5.5 million at March 31, 2006. This minimum EBITDA requirement increases to $6.0 million at September 30, 2006, $6.5 million at March 31, 2007, $7.0 million at September 30, 2007 and $7.25 million March 31, 2008. The agreements contain a Leverage Ratio covenant which specifies a leverage ratio of senior debt to TTM EBITDA of 2.5 to 1 as of March 31, 2006. This quarterly required leverage ratio decreases to 2.25 to 1 at December 31, 2006, 2.0 to 1 at December 31, 2007 and 1.75 to 1 at December 31, 2008. The agreements also contain a Fixed Charge Coverage Ratio covenant which specifies that the ratio of TTM EBITDA less unfinanced capital expenditures and less income and franchise taxes paid in cash to fixed charges for the preceding twelve months cannot be less than 1.15 to 1 at March 31, 2006. Fixed charges are defined as total debt service, dividends, repurchases or redemption of equity and/or distributions in cash. This quarterly required fixed charge coverage ratio decreases to 1.2 to 1 at September 30, 2006. The Company was in compliance with these covenants as of March 31, 2006.

(7) Income Taxes

The Company recorded net income tax benefit of $79,000 and $278,000 for the three months ended March 31, 2006 and 2005, respectively. The net benefit during the three months ended March 31, 2006 and 2005 consisted of current income tax expense of approximately $84,000 and $190,000, respectively, and a deferred tax benefit of $163,000 and $468,000, respectively, both of which were related to the Company’s UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2006 and December 31, 2005, this deferred tax liability was $2.9 million and $3.1 million, respectively. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2006 and December 31, 2005, the Company continued to maintain a full valuation allowance on its domestic net deferred tax asset as it determined it is more likely than not that the Company will not realize its domestic deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its domestic deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company’s results of operations and financial position.

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

The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations). License fees and services revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, as well as fees for custom development, integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services. Warranty services that are similar to software maintenance services are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. Total assets by segment have not been specified because the information is not available to the chief operating decision-making group.

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue
License fees and services	$3,899	$5,081
Customer support	4,229	4,757
	$8,128	$9,838

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	$2,024	$2,105
Customer support	2,603	2,726
	4,627	4,831

Unallocated costs
Other operating expenses	4,709	5,003
Depreciation and amortization	1,190	1,797
Restructuring and other	(14)	(58)
Loss from operations	$(1,258)	$(1,911)

Geographic Regions

The Company, headquartered in Englewood, a suburb of Denver, Colorado, uses the customer locations as the basis of attributing revenues to individual countries. The Company now provides products and services on a global basis through its London based Evolving Systems U.K subsidiary. Additionally, the Company’s personnel in Bangalore, India, provide software development services to the Company’s global operations. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue
Americas	$3,450	$5,016
Europe, Middle East, Africa and Asia	4,678	4,822
Total Revenue	$8,128	$9,838

	March 31,	December 31,
	2006	2005
Long-lived assets, net
Americas	$12,706	$13,172
Europe, Middle East, Africa and Asia	35,815	36,026
Total long-lived assets, net	$48,521	$49,198

(9) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company may subcontract the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors, the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

The Company’s standard license agreements contain warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The warranty provisions require the Company to cure any defects through any reasonable means. The Company believes the estimated fair value of the warranty provisions in the license agreements in place with its customers is minimal. Accordingly, the Company has not recorded liabilities for these warranty provisions as of March 31, 2006 and December 31, 2005.

The Company’s software arrangements generally include a product indemnification provision that the Company will indemnify and defend a customer in actions brought against the customer for claims that the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of March 31, 2006 and December 31, 2005.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of

March 31, 2006 and December 31, 2005.

From time to time the Company is involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”) and Network Support Systems (“NSS”).

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles. As a result, our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

During the three months ended March 31, 2006, we continued to make R&D investments in our product portfolio and began to see some cross-selling of our U.S. and U.K. products outside their traditional markets.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Prior to January 1, 2006, we applied the intrinsic-value-based method in accounting for employee stock-based compensation arrangements and the fair value method only for disclosure purposes. Under these methods, stock-based compensation costs were not recorded in the financial statements but were disclosed in the notes to the financial statements together with pro forma disclosure of earnings and earnings per share. Because the fair value recognition provisions of SFAS 123R require recognition of stock-based compensation expense in the financial statements, the adoption of SFAS 123R negatively impacted our results of operations. For the three months ended March 31, 2006, we recorded $0.2 million of stock-based compensation expenses associated with our stock option and employee stock purchase plans which were allocated to the various expense line items within our statement of operations. As we previously applied the fair value method for disclosure purposes, we believe the disclosure in previously issued reports are reasonably comparable to current period recorded expenses except for the requirement to now estimate forfeitures in the amount of compensation expense recognized, as compared to recording forfeitures as they occurred in our prior period pro forma disclosures. As of March 31, 2006, there was $2.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.9 years. The following table summarizes the stock-based compensation expenses recorded in the statement of operations (in thousands).

Three Months Ended March 31, 2006
Cost of license fee and services, excluding depreciation and amortization	$17
Cost of customer support, excluding depreciation and amortization	2
Sales and marketing	55
General and administrative	151
Product development	11
$236

Cost Reductions

 During 2005, we implemented a number of cost reducing strategies targeted at integrating our 2004 acquisitions. During the first quarter of 2005, we identified several duplicative roles that were eliminated as a result of these acquisitions. In July 2005, we undertook additional cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations. In addition, we transitioned Evolving Systems U.K. third-party software development to our offshore development team in our India subsidiary. We have continued to increase utilization of our Evolving Systems India subsidiary which now employees over 100 people.

Our costs of revenue and operating expenses decreased $2.4 million, or 20%, to $9.4 million for the three months ended March 31, 2006 from $11.8 million for the three months ended March 31, 2005. These cost reduction measures account for approximately $1.7 million of the total $2.4 million decrease in our costs of revenue and operating expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our intangible amortization decreased $0.5 million as certain of our intangible assets from our acquisitions became fully amortized. Professional and legal expenses decreased $0.4 million due to reductions in accounting and legal costs. Stock-based compensation costs of $0.2 million resulting from the implementation of SFAS 123R partially offset these decreases in expense.

RESULTS OF OPERATIONS

The following table presents the Company’s unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2006	2005
REVENUE
License fees and services	48%	52%
Customer support	52%	48%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	23%	30%
Costs of customer support, excluding depreciation and amortization	20%	21%
Sales and marketing	32%	24%
General and administrative	17%	25%
Product development	9%	1%
Depreciation	4%	4%
Amortization	11%	15%
Restructuring and other	—%	—%
Total costs of revenue and operating expenses	116%	120%

Loss from operations	(16)%	(20)%

Interest income	1%	—%
Interest expense	(6)%	(4)%
Foreign currency exchange loss	—%	(1)%
Other expense, net	(5)%	(5)%

Loss before income taxes	(21)%	(25)%

Income tax benefit	1%	3%

Net loss	(20)%	(22)%

Revenue

Revenue is comprised of license fees/services and customer support. License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work. Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services. Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period. The following table presents the Company’s approximate revenue by product group (in thousands):

	Three Months Ended March 31,
	2006	2005
Numbering solutions	$2,743	$3,790
Mediation	1,146	1,855
Activation	4,239	4,193
	$8,128	$9,838

License Fees and Services

License fees and services revenue decreased 23% or $1.2 million to $3.9 million for the three months ended March 31, 2006, from $5.1 million for the three months ended March 31, 2005. The decrease in license fees and services revenue was primarily a result of a decrease of $0.5 million in revenue from our number solutions products and a decrease of $0.7 million in revenue from our mediation products which were offset by an increase of $35,000 in revenue from our activation products. The decline in numbering solutions products was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S. In addition, a contract signed for a numbering solutions product with an international customer was ended by mutual agreement pending availability of the production version of NumeriTrack® International i3.1. We continue to believe an international market exists for various of our numbering solution products and are continuing R&D investments to “internationalize” those products. The decline in mediation revenue is consistent with our focus on our core activation and numbering solutions products.

Customer Support

Customer support revenue decreased $0.5 million, or 11%, to $4.2 million for the three months ended March 31, 2006, from $4.7 million for the three months ended March 31, 2005. This $0.5 million decrease was due to industry consolidation and pricing pressures on support contract renewals.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, the costs of third-party software, partner commissions and all other direct costs associated with these personnel. Total costs of revenue, excluding depreciation and amortization, were $3.5 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.9 million and $3.0 for the three months ended March 31, 2006 and 2005, respectively. The decrease of $1.1 million, or 37%, was primarily due to the decline in sales of our numbering solutions products. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 48% for the three months ended March 31, 2006 from 59% for the three months ended March 31, 2005. This decrease was due to cost reductions implemented during the second half of 2005 as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization were $1.6 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 38% for the three months ended March 31, 2006 from 43% for the three months ended March 31, 2005. These decreases were due to cost reductions implemented during the second half of 2005 as well as savings from increased utilization of our offshore development subsidiary in Bangalore, India.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising and occupancy expenses. Sales and marketing expenses increased $0.2 million, or 7%, to $2.6 million from $2.4 million for the three months ended March 31, 2006 and 2005, respectively. This increase was a result of increased technical sales personnel costs associated with our expanded sales and marketing efforts and stock-based compensation costs recorded during the three months ended March 31, 2006. As a percentage of total revenue, sales and marketing expenses for the three months ended March 31, 2006 and 2005, increased to 32% from 24%, respectively. This increase was a result of decreased revenue, increased technical sales personnel costs associated with our expanded sales and marketing efforts and stock-based compensation costs recorded during the three months ended March 31, 2006.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and executive management. General and administrative expenses decreased $1.1 million, or 44%, to $1.4 million from $2.5 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of total revenue, general and administrative expenses for the three months ended March 31, 2006 and 2005, decreased to 17% from 25%, respectively. These decreases were primarily a result of cost saving measures implemented during the second half of 2005, severance costs recorded during 2005 associated with the Evolving Systems U.K. acquisition which were not incurred in 2006, and reductions in professional and legal fees. These reductions were offset by stock-based compensation costs recorded during the three months ended March 31, 2006.

Product Development

Product development expenses consist primarily of employee related costs and, in 2005, included offshore development and subcontractor expenses. Product development expenses increased $0.6 million, or 579%, to $0.7 million from $0.1 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenue, product development expenses for the three months ended March 31, 2006 and 2005, increased to 9% from 1%, respectively. These increases were due to product release enhancements as well as “internationalizing” certain numbering solutions products.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K. Amortization expense was $0.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in amortization expense of $0.5 million, or 37%, is a result of certain intangible assets becoming fully amortized.

Interest Expense

Interest expense was $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $0.1 million, or 19%, related to higher levels of debt, an increase in variable interest rates and increased amortization of debt issuance costs.

Foreign Currency Exchange Loss

Foreign currency transaction losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $1,000 and $125,000 for the three months ended March 31, 2006 and 2005, respectively. The losses were generated primarily through our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax benefit of $79,000 and $278,000 for the three months ended March 31, 2006 and 2005, respectively. The net benefit during the three months ended March 31, 2006 and 2005 consisted of current foreign income tax expense of approximately $84,000 and $190,000, respectively, and a deferred foreign tax benefit of $163,000 and $468,000, respectively, both of which are related to the Company’s UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. Since the identifiable intangible amortization is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2006 and December 31, 2005, this deferred tax liability was $2.9 million and $3.1 million, respectively. This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets. The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position decreased to a negative $0.5 million as of March 31, 2006 from a positive $0.4 million as of December 31, 2005. This decrease of $0.9 million was primarily a result of our net loss for the three months ended March 31, 2006. Contract receivables decreased $2.9 million during the three months ended March 31, 2006 primarily as a result of collecting annual support contracts which were billed as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2005 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions. At March 31, 2006, our principal source of liquidity was $5.8 million in cash and cash equivalents as well as $2.3 million available under our revolving line of credit. The $2.3 million in availability under our revolving line of credit reflects the reduced availability resulting from standby letters of credit of $0.2 million. The following table summarizes our statements of cash flows (in thousands):

	Three months ended March 31,
	2006	2005
Cash provided (used) by:
Operating activities	$2,277	$1,482
Investing activities	(97)	(823)
Financing activities	(207)	(5,457)
Effect of exchange rates	(27)	(109)
Net cash provided (used)	$1,946	$(4,907)

Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $2.3 million and $1.5 million, respectively. Net loss plus non-cash operating adjustments was $0.4 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $2.6 million for the three months ended March 31, 2006 as compared to $1.9 million for the three months ended March 31, 2005. These fluctuations were primarily attributable to the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.

Net cash used by investing activities during the three months ended March 31, 2006 and 2005 was $0.1 million and $0.8 million. The cash used for the three months ended March 31, 2006 related primarily to purchases of property and equipment. The cash used for the three months ended March 31, 2005 related primarily to net cash outflows of $0.7 million for the Evolving Systems U.K. and TSE acquisitions as well as purchase of property and equipment. No contingent consideration was earned by the TSE sellers during the three months ended March 31, 2006; however, we anticipate there will be additional consideration earned during 2006 by the TSE sellers related to certain specified gross margin results achieved from the sale of TSE products sold through the remainder of 2006.

Financing activities in the three months ended March 31, 2006 and 2005, consisted primarily of principal payments on notes payable. During the three months ended March 31, 2006, we paid $0.3 million in principal payments on the notes payable entered into in November 2005. During the three months ended March 31, 2005, we paid $5.5 million in principal payments on obligations resulting from our acquisitions during 2004. The restructuring of our debt during November 2005 significantly reduced our short-term obligations under our long-term debt arrangements.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2006 of $5.8 million.

•                  The availability under our revolving credit facility of $2.3 million at March 31, 2006.

•                  Our demonstrated ability to generate positive cash flows from operations.

•                  Our backlog as of March 31, 2006 of approximately $16.5 million, including $3.8 million in license fees and services and $12.7 million in customer support.

•                  Our planned capital expenditures.

•                  Our cash forecast, which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the three months ended March 31, 2006, the effect of exchange rate changes resulted in a $27,000 reduction of consolidated cash. During the three months ended March 31, 2005, the effect of exchange rate changes resulted in a $0.1 million decrease in consolidated cash. We do not currently hedge our foreign currency exposure, but we will monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

We derive revenue from two primary sources: license fees/services and customer support. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition we have applied Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to its software products and related services. Generally, when we determine the services to be essential to the functionality of the delivered software, we recognize the revenue using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  We estimate the percentage of completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours. Since estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed-price contracts caused by increased labor, overhead or material costs. We record adjustments to cost estimates in the periods in which the facts requiring such revisions become known to us. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss.

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

We recognize services revenue provided under fixed-price contracts using the percentage of completion method described above. We recognize revenue from professional services provided pursuant to time-and-materials contracts and training services as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

We generally recognize customer support and maintenance revenue ratably over the service contract period. When maintenance or training services are bundled with the original license fee arrangement, their fair value, based upon VSOE, is deferred and recognized during the periods such services are provided.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected term of options, expected dividends and expected volatility of the stock price of our common stock. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be significantly impacted.

Allowance for Doubtful Accounts

We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, we would be required to increase the allowance for doubtful accounts. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

Intangible Assets

We account for our purchase of an acquired company in accordance with SFAS No. 141, “Business Combinations.”  We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. We amortize certain intangible assets over their estimated lives, while in-process research and development is recorded as a one-time charge to product development expense in the statements of operations on the acquisition date.

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If we determine that the intangibles are impaired, we would record an impairment charge and the amount could be material.

Business Combinations

Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires us, in certain circumstances, to estimate fair values for items that have no ready market or for which no independent market exists. We use our best judgment to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm’s length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized related to fulfillment of assumed contractual obligations is based on fair value estimates made by us. In addition, the acquisitions of CMS, TSE and Evolving Systems U.K. have resulted in goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgment required. If we determine that the fair values do not support the carrying value of the goodwill, we would record an impairment charge and the amount could be material.

Capitalization of Internal Software Development Costs

We expend amounts on research and development (“R&D”) for new products and/or for enhancements of existing products. For internal development of software products that we will license to third parties, we follow Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software R&D costs during the years ended December 31, 2005, 2004, or 2003. In addition, we did not have any capitalized internal software R&D costs included in our December 31, 2005 and 2004 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

Item 3. Quantitative and Qualitative Market Risk Disclosures

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels. We are exposed to interest rate risk related to our $8.5 million senior secured term note and $4.5 million revolving credit facility entered into in November 2005. These obligations are variable interest rate notes based on short-term LIBOR. Fluctuations in LIBOR affect our interest rate risk. Assuming no change in the amounts outstanding, a hypothetical 10% increase in variable interest rates would increase our annual interest expense by approximately $1.1 million.

Foreign Currency Risk

We are exposed to unfavorable fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	March 31, 2006	December 31, 2005
Great British Pound	0.57488	0.58126
Indian Rupee	44.46421	45.04505

	Three months ended
Average rates:	March 31, 2006	March 31, 2005
Great British Pound	0.57085	0.52856
Indian Rupee	44.25245	43.71068

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk. To the extent that translation and transaction gain and losses become significant, we will consider various options to reduce this risk.

Item 4. Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are currently not aware of any legal proceedings that would have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors.”

Consolidation in the Communications Industry May Impact our Financial Performance

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally. These consolidations are causing our existing and potential customers to re-evaluate their OSS solutions and their capital expenditures. The result of such consolidations may be fewer potential customers requiring OSS solutions as well as combining companies choosing a competitive OSS solution used by one of the combining companies. In addition, larger communications companies generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles. Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance. All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter. This negative impact, in turn, could result in noncompliance by the Company with certain financial covenants governing our senior secured notes. If we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender, these violations could result in such notes becoming immediately due and payable. We can give no assurance that we would be successful in amending the agreements or obtaining a waiver of any covenant violation.

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

Date: May 5, 2006	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)