Form 10-Q
period 2006-06-30
EVOLVING SYSTEMS INC
filed 2006-08-14
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006 there were 16,212,091 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
June 30, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,442	$3,883
Current portion of restricted cash	300	—
Contract receivables, net of allowance of $68 at June 30, 2006 and $48 at December 31, 2005	5,853	10,766
Unbilled work-in-progress	1,143	1,147
Deferred foreign income taxes	9	5
Prepaid and other current assets	1,869	1,335
Total current assets	15,616	17,136
Property and equipment, net	1,564	1,775
Amortizable intangible assets, net	6,256	13,350
Goodwill	24,798	34,073
Long-term restricted cash	—	300
Other long-term assets	547	764
Total assets	$48,781	$67,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$36	$34
Current portion of long-term debt	2,500	1,000
Accounts payable and accrued liabilities	5,084	6,001
Unearned revenue	9,174	9,654
Total current liabilities	16,794	16,689
Long-term liabilities:
Capital lease obligations, net of current portion	53	71
Other long-term obligations	402	83
Long-term debt, net of current portion	12,370	14,373
Deferred foreign income taxes	1,098	2,777
Total liabilities	30,717	33,993

Commitments and contingencies (Note 9)

Series B convertible redeemable preferred stock	11,281	11,281

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 966,666 shares of Series B issued and outstanding (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,189,782 and 16,137,821 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	68,420	67,891
Accumulated other comprehensive loss	(450)	(2,417)
Accumulated deficit	(61,203)	(43,366)
Total stockholders’ equity	6,783	22,124
Total liabilities and stockholders’ equity	$48,781	$67,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
License fees and services	$3,966	$4,741	$7,865	$9,822
Customer support	4,274	5,185	8,503	9,942
Total revenue	8,240	9,926	16,368	19,764

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,657	2,393	3,532	5,369
Costs of customer support, excluding depreciation and amortization	1,551	1,636	3,177	3,667
Sales and marketing	2,241	2,423	4,796	4,815
General and administrative	1,381	1,481	2,788	3,982
Product development	799	495	1,546	605
Depreciation	283	384	576	760
Amortization	893	1,395	1,790	2,816
Impairment of goodwill and intangible assets	16,516	—	16,516	—
Restructuring and other	(9)	(4)	(23)	(63)
Total costs of revenue and operating expenses	25,312	10,203	34,698	21,951

Loss from operations	(17,072)	(277)	(18,330)	(2,187)

Other income (expense):
Interest income	36	39	74	79
Interest expense	(496)	(407)	(1,005)	(837)
Foreign currency exchange loss	(29)	(60)	(30)	(186)
Other expense, net	(489)	(428)	(961)	(944)

Loss before income taxes	(17,561)	(705)	(19,291)	(3,131)

Income tax benefit	(1,375)	(16)	(1,454)	(294)

Net loss	$(16,186)	$(689)	$(17,837)	$(2,837)

Basic and diluted loss per common share	$(0.85)	$(0.04)	$(0.93)	$(0.15)

Weighted average basic and diluted shares outstanding	19,090	18,639	19,078	18,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	16,137,821	$16	$67,891	$(2,417)	$(43,366)	$22,124
Stock option exercises	10,469	—	13	—	—	13
Common stock issued pursuant to the Employee Stock Purchase Plan	41,492	—	73	—	—	73
Stock-based compensation expense	—	—	443	—	—	443
Comprehensive loss:
Net loss	—	—	—	—	(17,837)
Foreign currency translation adjustment	—	—	—	1,967	—
Comprehensive loss						(15,870)
Balance at June 30, 2006	16,189,782	$16	$68,420	$(450)	$(61,203)	$6,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,837)	$(2,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	576	760
Amortization of intangible assets	1,790	2,816
Amortization of debt issuance costs	134	26
Equity compensation	443	—
Impairment of goodwill and intangible assets	16,516	—
Interest expense added to debt principal	—	660
Gain on disposal of property and equipment	(20)	(12)
Foreign currency transaction (gains) and losses, net	30	186
Benefit from foreign deferred income taxes	(1,832)	(920)
Change in operating assets and liabilities:
Contract receivables	5,115	4,858
Unbilled work-in-progress	57	(53)
Prepaid and other assets	(384)	51
Accounts payable and accrued liabilities	(732)	(1,243)
Unearned revenue	(636)	(2,482)
Other	—	(20)
Net cash provided by operating activities	3,220	1,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(223)	(529)
Proceeds from sale of property and equipment	20	18
Business combinations and earnout payments	(151)	(365)
Net cash used in investing activities	(354)	(876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(17)	(15)
Principal payments on long-term debt	(500)	(4,889)
Payment of amount due to Evolving Systems U.K. sellers	—	(2,616)
Proceeds from issuance of common stock	86	63
Net cash used in financing activities	(431)	(7,457)

Effect of foreign exchange rate changes on cash	124	(276)

Net increase (decrease) in cash and cash equivalents	2,559	(6,819)
Cash and cash equivalents at beginning of period	3,883	11,386
Cash and cash equivalents at end of period	$6,442	$4,567

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$551	$147
Income taxes paid	$499	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Organization.  Evolving Systems, Inc. (“Evolving Systems” or the “Company”) is a provider of software solutions and services to the wireless, wireline and IP carrier markets. The Company’s customers are wireline, wireless and IP communications carriers worldwide. The Company develops, deploys, enhances, maintains and integrates complex, software solutions for a range of Operations Support Systems (“OSS”). The Company offers software products and solutions in three areas — a service activation solution that is used to activate complex bundles of voice, video and data services; numbering solutions which enable carriers to comply with government-mandated requirements regarding number portability, phone number conservation, management and assignment; and mediation solutions supporting data collection for both service assurance and billing applications.

The Evolving Systems portfolio which included ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, was expanded significantly in 2004 as a result of three acquisitions the Company made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 the Company acquired a network mediation and service assurance solution. With the acquisition of Telecom Software Enterprises, LLC (“TSE”) in October 2004 the Company added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities.  Finally, in November 2004, the Company acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding its markets beyond North America. Evolving Systems U.K.’s activation solution Tertio™, and mediation solution Evident™, strengthened the overall product portfolio.

Interim Consolidated Financial Statements.  The accompanying unaudited condensed consolidated financial statements of Evolving Systems have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in management’s opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

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

Goodwill and Intangible Assets.  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units are tested annually, in accordance with SFAS No. 142, as of July 31 to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill may be impaired and written down. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the Company determines the fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.  During the quarter ended June 30, 2006, the Company recorded an impairment of goodwill.  See Note 2 for further details.

The Company accounts for long-lived assets, including amortizable intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, the Company reviews finite-lived assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and its eventual disposition.  Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.  If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference.   Impairment losses are reflected in operating income or loss in the consolidated statements of operations.  During the quarter ended June 30, 2006, the Company recorded an impairment of amortizable intangible assets.  See Note 2 for further details.

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

Stock-based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(Revised), Share-Based Payment (“SFAS 123R”).  This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method of adoption, the Company is required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. From January 1, 2006, stock option grants and employee stock purchase plan purchases are accounted for under SFAS 123R.  The Company uses the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of the Company’s common stock.

Reclassification. Certain prior period balances have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial position and results of operations, if any.

(2) Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by segment for the three months ended June 30, 2006 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2005	$18,530	$15,543	$34,073
TSE earnout	2	1	3
Goodwill impairment charge	(10,665)	—	(10,665)
Effects of foreign currency exchange rates	466	921	1,387
Balance as of June 30, 2006	$8,333	$16,465	$24,798

At June 30, 2006, the Company recognized a goodwill impairment charge of approximately $10.7 million.  Due to continued pricing pressures on services and consolidation in the telecommunications industry, revenues and cash flows have been lower than expected in recent quarters and those lower operating results have negatively impacted the market price of our common stock.  Based upon this trend, the Company reviewed its business plan during the second quarter of 2006.  As a result of these events, the Company determined that a triggering event had occurred and conducted an interim goodwill impairment analysis.  At June 30, 2006, a goodwill impairment charge of $10.7 million in its License and Services operating segment was recorded.  This goodwill impairment related to goodwill that resulted from the Company’s acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.  The fair value of the Company’s reporting units were estimated using the expected present value of future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors.

Identifiable intangibles are amortized over estimated finite lives of from one to seven years, and include the cumulative effects of changes in foreign currency exchange rates.  The following table summarizes identifiable intangible assets (in thousands):

	June 30, 2006			December 31, 2005
Identifiable intangible assets:	Gross Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (1)
Purchased software	$1,596	$—	$1,596	$8,350	$2,090	$6,260	4.6 yrs
Customer contracts	—	—	—	1,997	1,968	29	—
Purchased licenses	227	—	227	1,335	576	759	2.3 yrs
Trademarks and tradenames	815	—	815	1,068	207	861	7.0 yrs
Business partnerships	114	—	114	1,332	222	1,110	5.0 yrs
Customer relationships	3,504	—	3,504	5,989	1,658	4,331	5.5 yrs
	$6,256	$—	$6,256	$20,071	$6,721	$13,350	5.3 yrs

(1)  As a result of the impairment of intangible assets, the Company established new costs basis for amortizable intangible assets at June 30, 2006.  Therefore, there is no accumulated amortization at June 30, 2006.

As a result of the events that led to a triggering event related to the goodwill impairment, the Company also reviewed intangible assets for recoverability in accordance with SFAS 144.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  As a result of this review the Company recorded $5.8 million of intangible assets impairment.  This was comprised of $5.4 million of purchased software and purchased license intangible assets in the License Fees and Services operating segment associated with the acquisitions of CMS and TSE as well as $0.4 million of customer relationship and business partnership intangible assets in the

Customer Support operating segment associated with the acquisition of Evolving U.K. The fair values of the Company’s intangible assets were estimated using the expected present value of future cash flows.

Prior to the impairment, the Company recorded amortization expense of identifiable intangible assets of $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively.  Expected future amortization expense related to identifiable intangible assets based on carrying amount as of June 30, 2006 is as follows (in thousands):

Period ending June 30:
2007	$1,447
2008	1,404
2009	992
2010	764
2011	750
Thereafter	899
$6,256

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	16,190	16,029	16,178	16,009
Participating securities	2,900	2,610	2,900	2,610
Basic weighted average common shares outstanding	19,090	18,639	19,078	18,619
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	19,090	18,639	19,078	18,619

Weighted average options to purchase 4.2 million shares of common stock were excluded from the dilutive share calculation for the three and six months ended June 30, 2006 as their effect would have been anti-dilutive as a result of the net loss for the periods.  Weighted average options to purchase 3.7 million and 1.7 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2005, respectively, as their effect would have been anti-dilutive as a result of the net loss for the periods.

(4) Share-Based Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  The Company previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Because the Company historically granted options with exercise prices equal to the fair value of the Company’s common stock at the grant date, the adoption of SFAS 123R did not result in a significant impact on the financial statements.  Further, as a result of the preceding, the Company’s statements of operations from January 1, 2006 forward will include charges for stock-based compensation.  The Company recognized $207,000, or $0.01 per share, of compensation expense in the statement of operations for the three months ended June 30, 2006 and $443,000, or $0.02 per share, of compensation expense in the statement of operations for the six months ended June 30, 2006 with respect to its stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of license fee and services, excluding depreciation and amortization	$15	$32
Cost of customer support, excluding depreciation and amortization	2	4
Sales and marketing	51	106
General and administrative	128	279
Product development	11	22
	$207	$443

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method prescribed by the SEC Staff Accounting Bulletin 107, “Share-Based Payment.”.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of the Company’s stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	*	5	6.1	5
Risk-free interest rate	*	3.72%	4.35%	3.55%
Expected volatility	*	125.20%	121.14%	125.28%
Expected dividend yield	*	0%	0%	0%

*     None granted.

The following is a summary of stock option activity under the plan for the period ended June 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Options outstanding at December 31, 2005	4,279	$3.14
Options granted	15	$2.32
Less options forfeited	(68)	$2.51
Less options expired	(30)	$3.76
Less options exercised	(10)	$1.20
Options outstanding at June 30, 2006	4,186	$3.15	7.04	$288

Options exercisable at June 30, 2006	3,127	$3.44	6.36	$280

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2006 was $0 and $2.05, respectively.  The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2005 was $1.66 and $2.51, respectively.

As of June 30, 2006, there were approximately $1.7 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.7 years.

The total intrinsic value of stock option exercises for the three months ended June 30, 2006 and 2005 was $0 and $29,000, respectively.  The total fair value of stock awards vested during the three months ended June 30, 2006 and 2005 was $0.1 million and $0.6 million, respectively.

The total intrinsic value of stock option exercises for the six months ended June 30, 2006 and 2005 was $13,000 and $95,000, respectively.  The total fair value of stock awards vested during the six months ended June 30, 2006 and 2005 was $0.3 million and $1.2 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving U.K. totaled approximately $7,000 and $14,000 for the three and six months ended June 30, 2006, respectively.

Cash received from stock option exercises for the three months ended June 30, 2006 and June 30, 2005 was $0 and $8,000, respectively.  Cash received from stock option exercises for the six months ended June 30, 2006 and June 30, 2005 was $13,000 and $34,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 1,100,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase the Company’s common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2006, there were 394,633 shares available for purchase.  For the three and six months ended June 30, 2006, the Company recorded compensation expense of $10,000 and $25,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense will fluctuate each period based upon employee participation.

The fair value of each grant made under the Company’s ESPP is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of each grant is based upon the three-month (six-month in 2005) participation period of each grant.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each grant.  The expected volatility is based upon historical volatility of the Company’s stock.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted average assumptions used in the fair value calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	0.25	0.5	0.25	0.5
Risk-free interest rate	5.17%	2.68%	4.98%	2.68%
Expected volatility	78.36%	99%	82.30%	99%
Expected dividend yield	0%	0%	0%	0%

                Cash received from employee stock plan purchases for the three months ended June 30, 2006 and June 30, 2005 was $35,000 and $0, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2006 and June 30, 2005 was $73,000 and $29,000, respectively.

The following table illustrates the effect on net loss if the fair value method had been applied to all share-based plans during the previous periods (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(689)	$(2,837)
Stock-based compensation expense that would have been included in net loss if the fair-value-based method had been applied to all awards	(617)	(1,225)
Pro forma net loss	$(1,306)	$(4,062)

Loss per common share, as reported:
Basic and diluted	$(0.04)	$(0.15)
Pro forma loss per common share:
Basic and diluted	$(0.07)	$(0.22)

(5) Concentration of Credit Risk

For the three and six months ended June 30, 2006, two significant customers (defined as contributing at least 10%) accounted for  24% (13% and 11%) and 25% (13% and 12%), respectively, of total revenue.  One of these customers is located in the U.S. while the other is in Europe.  For the three and six months ended June 30, 2005, two significant customers (defined as contributing at least 10%) accounted for 27% (14% and 13%) and 26% (14% and 12%), respectively, of total revenue.  One of these customers is located in the U.S. while the other is in Europe.

As of June 30, 2006, five significant customers accounted for approximately 62% (16%, 12%, 12%, 12% and 10%) of contract receivables.  Three of these customers were located in the U.S. while the other two were located in Europe and Asia.  At December 31, 2005, two significant customers accounted for approximately 38% (25% and 13%) of contract receivables.  One of these customers was located in the U.S. while the other was in Europe.

(6) Long-term Debt

The Company’s notes payable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Senior note payable to financial institution, interest at (1) the greater of 3.75% or the one-month London InterBank Offered Rate (“LIBOR”) plus (2) a margin of 6.25%, interest rate was 11.49% at June 30, 2006, interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if the Company meets and maintains certain financial requirements (not met as of June 30, 2006). Loan is secured by substantially all of the assets of Evolving Systems and its U.S. subsidiaries and a pledge of stock of foreign subsidiaries of Evolving Systems

	$8,000	$8,500

$4.5 million senior revolving credit facility payable to financial institution, interest at (1) the greater of 3.75% or the one-month LIBOR plus (2) a margin of 4.0%, interest rate was 9.24% at June 30, 2006, interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,003

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full May 16, 2011	4,870	4,870

Total notes payable	14,870	15,373

Less current portion	(2,500)	(1,000)

Long-term debt, excluding current portion	$12,370	$14,373

The $8.0 million senior note payable and $4.5 million senior revolving credit facility subject the Company to certain financial covenants.  Certain of these covenants were amended effective June 30, 2006.  The Minimum Trailing Twelve Months EBITDA covenant, as defined in the agreement, was amended as follows:

	Original Covenant	Amended Covenant
June 30, 2006	$5,500,000	$4,500,000
September 30, 2006 and December 31, 2006	$6,000,000	$4,325,000
March 31, 2007	$6,500,000	$4,500,000
June 30, 2007	$6,500,000	$4,850,000
September 30, 2007	$7,000,000	$5,000,000
December 31, 2007	$7,000,000	$5,200,000
March 31, 2008 and June 30, 2008	$7,250,000	$5,200,000
September 30, 2008 and the end of each quarter thereafter	$7,250,000	$5,400,000

The Fixed Charge Coverage Ratio covenant, which is the ratio of trailing twelve months EBITDA less unfinanced capital expenditures and less income and franchise taxes paid in cash to fixed charges for the preceding twelve months, as further defined in the agreement, was amended as follows:

	Original Covenant	Amended Covenant
September 30, 2006 and the end of each quarter thereafter	1.20 to 1	1.15 to 1

Fixed charges are defined as total debt service, dividends, repurchases or redemption of equity and/or distributions in cash.

The senior agreements contain a Leverage Ratio covenant which specifies a leverage ratio of senior debt to trailing twelve months EBITDA of 2.5 to 1 as of June 30, 2006.  This quarterly required leverage ratio decreases to 2.25 to 1 at December 31, 2006, 2.0 to 1 at December 31, 2007 and 1.75 to 1 at December 31, 2008.

The senior agreements also limit capital expenditures to $1.4 million per year.

The Company was in compliance with all of its financial covenants as of June 30, 2006.

As part of the amendment of its loan agreements with its senior lender, the Company was required to make a prepayment of principal on the Senior Note Payable of $1.0 million and pay a fee of $25,000 to the senior lender.  These amounts were paid during July 2006 and were reflected as current liabilities at June 30, 2006.

(7) Income Taxes

The Company recorded net income tax benefit of $1.4 million and $1.5 million for the three and six months ended June 30, 2006, respectively.  The net benefit during the three and six months ended June 30, 2006 consisted of current income tax expense of approximately $290,000 and $374,000, respectively, and a deferred tax benefit of $1.6 million and $1.8 million, respectively, all of which were related to the Company’s UK-based operations.

The Company recorded net income tax benefit of $16,000 and $294,000 for the three and six months ended June 30, 2005, respectively.  The net benefit during the three and six months ended June 30, 2005 consisted of current income tax expense of approximately $436,000 and $626,000, respectively, and a deferred tax benefit of $452,000 and $920,000, respectively, all of which were related to the Company’s UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2006 and December 31, 2005, this deferred tax liability was $1.4 million and $3.1 million, respectively.  This deferred tax liability was reduced by $1.5 million as a result of the goodwill and intangible asset impairments recorded during the three months ended June 30, 2006.  This deferred tax liability is related to Evolving Systems U.K., and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.

The deferred tax liability described above will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2006 and December 31, 2005, the Company continued to maintain a full valuation allowance on its domestic net deferred tax asset as it determined it is more likely than not that the Company will not realize its domestic deferred tax assets.  Such assets primarily consist of net operating loss carryforwards.  The Company assessed the realizability of its domestic deferred tax assets using all available evidence.  In particular, the Company considered both its historical results and its projections of profitability for reasonably foreseeable future periods.  The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company’s results of operations and financial position.

(8) Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which separate financial information is reviewed regularly by the chief operating decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chief Executive Officer and Chief Financial Officer as its chief operating decision-makers (CODM). These chief operating decision makers review revenues by segment and review overall results of operations.

The Company currently operates its business as two operating segments based on revenue type: license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (L&S) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, as well as fees for custom development, integration services and time and materials work.  Customer support (CS) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed because the information is not available to the chief operating decision-making group.

Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
License fees and services	$3,966	$4,741	$7,865	$9,822
Customer support	4,274	5,185	8,503	9,942
	$8,240	$9,926	$16,368	$19,764

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	$2,309	$2,348	$4,333	$4,453
Customer support	2,723	3,549	5,326	6,275
	5,032	5,897	9,659	10,728

Unallocated costs
Other operating expenses	4,421	4,399	9,130	9,402
Depreciation and amortization	1,176	1,779	2,366	3,576
Impairment of goodwill and intangible assets	16,516	—	16,516	—
Restructuring and other	(9)	(4)	(23)	(63)
Loss from operations	$(17,072)	$(277)	$(18,330)	$(2,187)

Geographic Regions

The Company, headquartered in Englewood, a suburb of Denver, Colorado, uses customer locations as the basis of attributing revenues to individual countries.  The Company now provides products and services on a global basis through its London based Evolving Systems U.K. subsidiary.  Additionally, the Company’s personnel in Bangalore, India, provide software development services to the Company’s global operations.  Financial information relating to the Company’s operations by geographic region, as reviewed by the CODM, is as follows (in thousands):

	Three Months Ended June 30,
	2006			2005
Revenue	L&S	CS	Total	L&S	CS	Total
Americas	$704	$2,661	$3,365	$1,373	$3,327	$4,700
Europe, Middle East, Africa and Asia	3,262	1,613	4,875	3,368	1,858	5,226
Total Revenue	$3,966	$4,274	$8,240	$4,741	$5,185	$9,926

	Six Months Ended June 30,
	2006			2005
Revenue	L&S	CS	Total	L&S	CS	Total
Americas	$1,449	$5,367	$6,816	$3,046	$6,672	$9,718
Europe, Middle East, Africa and Asia	6,416	3,136	9,552	6,776	3,270	10,046
Total Revenue	$7,865	$8,503	$16,368	$9,822	$9,942	$19,764

	June 30,	December 31,
	2006	2005
Long-lived assets, net
Americas	$8,401	$13,172
Europe, Middle East, Africa and Asia	24,217	36,026
Total long-lived assets, net	$32,618	$49,198

Financial information relating to the Company’s product groupings is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2006	2005	2006	2005
Activation	$4,341	$4,931	$8,551	$9,124
Numbering solutions	2,588	3,957	5,332	7,747
Mediation	1,311	1,038	2,485	2,893
	$8,240	$9,926	$16,368	$19,764

(9) Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with its officers and directors under which it agrees to indemnify them for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments the Company could be required to make under these indemnification agreements; however, the Company maintains Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.

The Company enters into standard indemnification terms with its customers, as discussed below, in the ordinary course of business. Because the Company may subcontract the development of its deliverables under its customer contracts, the Company could be required to indemnify its customers for work performed by its subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company may be able to recover damages from a subcontractor if the indemnification to its customers results from the subcontractor’s failure to perform. To the extent the Company is unable to recover damages from its subcontractors, the Company could be required to reimburse the indemnified party for the full amount. The Company has never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of its subcontractors’ failure to perform. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.

The Company’s standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require the Company to cure any defects through any reasonable means.  The Company believes the estimated fair value of the product warranty provisions in the license agreements in place with its customers is minimal.  Accordingly, the Company has not recorded liabilities for these product warranty provisions as of June 30, 2006 and December 31, 2005.

The Company’s software arrangements generally include a product indemnification provision that the Company will indemnify and defend a customer in actions brought against the customer for claims that the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims. Accordingly, the Company has no liabilities recorded as of June 30, 2006 and December 31, 2005.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), the Company agreed to indemnify certain parties of and from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. The Company does not believe that there will be any claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is the leading packaged solution for activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  As a result, our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method.  Prior to January 1, 2006, we applied the intrinsic-value-based method in accounting for employee stock-based compensation arrangements and the fair value method only for disclosure purposes.  Under these methods, stock-based compensation costs were not recorded in the financial statements but were disclosed in the notes to the financial statements together with pro forma disclosure of earnings and earnings per share.  Because the fair value recognition provisions of SFAS 123R require recognition of stock-based compensation expense in the financial statements, the application of SFAS 123R has and will negatively impact our results of operations.  For the three and six months ended June 30, 2006, we recorded $207,000 and $443,000, respectively, of stock-based compensation expenses associated with our stock option and employee stock purchase plans which were allocated to the various expense line items within our statements of operations.  As we previously applied the fair value method for disclosure purposes, we believe the disclosure in previously issued reports are reasonably comparable to current period recorded expenses except for the requirement to now estimate forfeitures in the amount of compensation expense recognized, as compared to recording forfeitures as they occurred in our prior period pro forma disclosures.   As of June 30, 2006, there was $1.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.  The following table summarizes the stock-based compensation expenses recorded in the statements of operations (in thousands).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of license fee and services, excluding depreciation and amortization	$15	$32
Cost of customer support, excluding depreciation and amortization	2	4
Sales and marketing	51	106
General and administrative	128	279
Product development	11	22
	$207	$443

Cost Reductions

 During 2005, we implemented a number of cost reducing strategies targeted at integrating our 2004 acquisitions including identification of several duplicative roles that were eliminated as a result of these acquisitions.  In July 2005, we undertook additional cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations.  In addition, we transitioned Evolving Systems U.K. third-party software development to our offshore development team in our India subsidiary.  We have continued to increase utilization of our Evolving Systems India subsidiary which now employs over 100 people.

Our costs of revenue and operating expenses, net of the impairment of goodwill and intangible assets of $16.5 million, decreased $1.4 million, or 14%, to $8.8 million for the three months ended June 30, 2006 from $10.2 million for the three months ended June 30, 2005.  These cost reduction measures account for a significant portion of the decrease in our costs of revenue and operating expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  Our intangible amortization decreased $0.5 million over these periods as certain of our intangible assets from our acquisitions became fully amortized.  Stock-based compensation costs of $0.2 million resulting from the implementation of SFAS 123R partially offset these decreases in expense.

Impairment of Goodwill and Intangible Assets

We recognized a goodwill impairment charge of $10.7 million at June 30, 2006 related to our License Fees and Services operating segment. The impairment resulted from the decline in the fair value of goodwill initially recorded associated with our acquisitions of Evolving Systems U.K., TSE and CMS.

In addition, we recorded an impairment of intangible assets of $5.8 million related to intangible assets acquired in the acquisitions of Evolving Systems U.K., CMS and TSE.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This non-cash impairment charge resulted in acceleration of future amortization expense associated with these assets.

RESULTS OF OPERATIONS

The following table presents the Company’s unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
License fees and services	48%	48%	48%	50%
Customer support	52%	52%	52%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	24%	22%	27%
Costs of customer support, excluding depreciation and amortization	19%	17%	19%	19%
Sales and marketing	27%	24%	29%	24%
General and administrative	17%	15%	17%	20%
Product development	10%	5%	9%	3%
Depreciation	3%	4%	4%	4%
Amortization	11%	14%	11%	14%
Impairment of goodwill and intangible assets	200%	—%	101%	—%
Restructuring and other	—%	—%	—%	—%
Total costs of revenue and operating expenses	307%	103%	212%	111%

Loss from operations	(207)%	(3)%	(112)%	(11)%

Interest income	—%	—%	—%	—%
Interest expense	(6)%	(4)%	(6)%	(4)%
Foreign currency exchange loss	—%	—%	—%	(1)%
Other expense, net	(6)%	(4)%	(6)%	(5)%

Loss before income taxes	(213)%	(7)%	(118)%	(16)%

Income tax benefit	(17)%	—%	(9)%	(2)%

Net loss	(196)%	(7)%	(109)%	(14)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Activation	$4,341	$4,931	$8,551	$9,124
Numbering solutions	2,588	3,957	5,332	7,747
Mediation	1,311	1,038	2,485	2,893
	$8,240	$9,926	$16,368	$19,764

License Fees and Services

License fees and services revenue decreased 16% or $0.8 million to $4.0 million for the three months ended June 30, 2006, from $4.8 million for the three months ended June 30, 2005.  The decrease in license fees and services revenue was primarily a result of a decrease of $0.8 million in revenue from our number solutions products, an increase of $0.4 million in revenue from our mediation products and a decrease of $0.4 million in revenue from our activation products.  The decline in numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.  The increase in mediation revenue was a result of an increase in subscriber licenses for an existing mediation customer.  The decline in activation revenue was due to the timing of revenue recognition for activation projects in production as of June 30, 2006 compared to those in production at June 30, 2005.

License fees and services revenue decreased 20% or $2.0 million to $7.8 million for the six months ended June 30, 2006, from $9.8 million for the six months ended June 30, 2005.  The decrease in license fees and services revenue was primarily a result of a decrease of $1.3 million in revenue from our number solutions products, a decrease of $0.3 million in revenue from our mediation products and a decrease of $0.4 million in revenue from our activation products.  The decline in numbering solutions revenue was due to the maturity of the US market and the delay to market of our international NumeriTrack®.  In addition, a contract signed during the six months ended June 30, 2006 with an international customer was ended by mutual agreement pending availability of the production version of our international NumeriTrack® product. We believe an international market exists for our NumeriTrack® product and are continuing R&D investments to “internationalize” this product and expect it to be generally available by the end of September 2006.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.  The decline in activation revenue was due to the timing of revenue recognition for activation projects in production as of June 30, 2006 compared to those in production at June 30, 2005.

Customer Support

Customer support revenue decreased $0.9 million, or 18%, to $4.3 million for the three months ended June 30, 2006, from $5.2 million for the three months ended June 30, 2005.  The decrease in customer support revenue was primarily a result of a decrease of $0.6 million from our numbering solutions products, a decrease of $0.1 million in our mediation products and a decrease of $0.2 million in our activation products.  The decrease in the numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products. The decrease in activation revenue is a result of industry consolidation and pricing pressures on support contract renewals.

Customer support revenue decreased $1.4 million, or 14%, to $8.5 million for the six months ended June 30, 2006, from $9.9 million for the six months ended June 30, 2005.  The decrease in customer support revenue was primarily a result of a decrease of $1.1 million from our numbering solutions products, a decrease of $0.1 million in our mediation products and a decrease of $0.2 million in our activation products.  The decrease in the numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.  The decrease in activation revenue is a result of industry consolidation and pricing pressures on support contract renewals.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, costs of third-party software, partner commissions and all other direct costs associated with these personnel.  Partner commissions increased over prior years as we entered into new partnership in emerging markets in an effort to expand the geographic reach of our products.   Costs of revenue, excluding depreciation and amortization, were $3.2 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $6.7 million and $9.0 million for the six months ended June 30, 2006, respectively.  These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.7 million and $2.4 for the three months ended June 30, 2006 and 2005, respectively.  The decrease of $0.7 million, or 31%, was primarily due to cost reductions implemented during 2005.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 42% for the three months ended June 30, 2006 from 50% for the three months ended June 30, 2005.  This decrease was due to cost reductions implemented during 2005 as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of license fees and services, excluding depreciation and amortization, were $3.5 million and $5.4 for the six months ended June 30, 2006 and 2005, respectively.  The decrease of $1.8 million, or 34%, was primarily due to cost reductions implemented during 2005.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 45% for the three months ended June 30, 2006 from 55% for the three months ended June 30, 2005.  This decrease was due to cost reductions implemented during 2005 as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 5%, to $1.5 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005.  This decrease was primarily due to cost reductions implemented during 2005.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 36% for the three months ended June 30, 2006 from 32% for the three months ended June 30, 2005.  This increase was due to customer support revenue declining faster that the associated costs during the three months ended June 30, 2006 as compared to the same period in 2005.

Costs of customer support, excluding depreciation and amortization, decreased $0.5 million, or 13%, to $3.2 million for the six months ended June 30, 2006 from $3.7 million for the six months ended June 30, 2005.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained at 37% for the six months ended June 30, 2006 and 2005.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and occupancy expenses.  Sales and marketing expenses decreased $0.2 million, or 8%, to $2.2 million for the three months ended June 30, 2006 from $2.4 million for the three months ended June 30, 2005.  This decrease was a result of cost reduction implemented during 2005.  As a percentage of total revenue, sales and marketing expenses for the three months ended June 30, 2006 and 2005, increased to 27% from 24%, respectively.  This increase was a result of revenue decreasing proportionally more that sales and marketing expenses during the three months ended June 30, 2006 as compared to the same period in 2005.

Sales and marketing expenses were $4.8 million for the six months ended June 30, 2006 and 2005, respectively.  Cost reductions implemented during 2005 were offset by sales and marketing investments made in Asia and Central and Latin America as well as stock based compensation expenses during the six months ended June 30, 2006.  As a percentage of total revenue, sales and marketing expenses for the six months ended June 30, 2006 and 2005, increased to 29% from 24%, respectively.  This increase was a result of decreased revenue without proportional decreases in sales and marketing expenses during the six months ended June 30, 2006 as compared to the same period in 2005.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and executive management.  General and administrative expenses decreased $0.1 million, or 7%, to $1.4 million from $1.5 million for the three months ended June 30, 2006 and 2005, respectively.  This decrease was primarily a result of cost saving measures implemented during 2005 and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the three months ended June 30, 2006.  As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2006 and 2005, increased to 17% from 15%, respectively.  This increase was a result of revenue decreasing proportionally more than general and administrative expenses during the three months ended June 30, 2006 as compared to the same period in 2005.

General and administrative expenses decreased $1.2 million, or 30%, to $2.8 million from $4.0 million for the six months ended June 30, 2006 and 2005, respectively.  As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2006 and 2005, decreased to 17% from 20%, respectively.  These decreases were primarily a result of cost saving measures implemented during the first quarter of 2005 and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the six months ended June 30, 2006.

Product Development

Product development expenses consist primarily of employee related costs and, in 2005, included offshore development and subcontractor expenses.  Product development expenses increased $0.3 million, or 61%, to $0.8 million from $0.5 million for the three months ended June 30, 2006 and 2005, respectively.  As a percentage of revenue, product development expenses for the three months ended June 30, 2006 and 2005, increased to 10% from 5%, respectively.  These increases were due to product release enhancements as well as “internationalizing” our NumeriTrack® product.

Product development expenses increased $0.9 million, or 156%, to $1.5 million from $0.6 million for the six months ended June 30, 2006 and 2005, respectively.  As a percentage of revenue, product development expenses for the six months ended June 30, 2006 and 2005, increased to 9% from 3%, respectively.  These increases were due to product release enhancements as well as “internationalizing” our NumeriTrack® product.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.9 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively.  The decrease in amortization expense of $0.5 million, or 36%, is a result of certain intangible assets becoming fully amortized.

Amortization expense was $1.8 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease in amortization expense of $1.0 million, or 36%, is a result of certain intangible assets becoming fully amortized.

Impairment of Goodwill and Intangible Assets

At June 30, 2006, we recorded a goodwill impairment of $10.7 million related to impairment of our License Fees and Services operating segment.  Continued pricing pressures and consolidation in the telecommunications industry negatively impacted our achievement of forecasted revenues associated with the acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.  The market price of our common stock declined as a result of our recent operating results.  Based upon these events, we determined that a triggering event had occurred and we conducted an interim goodwill impairment analysis as of June 30, 2006.  This goodwill impairment analysis resulted in the goodwill impairment charge noted above.  We estimated the fair value of each reporting unit using the expected present value of future cash flows and other market factors.

As a result of the events that led to a triggering event related to the goodwill impairment, we reviewed intangible assets in accordance with FAS 144.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This review indicated that $5.8 million of intangible assets related to the License Fees and Services and Customer Support operating segment were impaired.  The impaired intangible assets were purchased software purchased licenses and customer relationships which were acquired through our acquisitions of Evolving Systems U.K., CMS and TSE.  This non-cash impairment charge resulted in acceleration of $5.8 million in future amortization expense associated with these assets.

Interest Expense

Interest expense was $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively.  The increase of $0.1 million, or 22%, related to higher levels of debt, an increase in variable interest rates and increased amortization of debt issuance costs.

Interest expense was $1.0 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively.  The increase of $0.2 million, or 20%, related to higher levels of debt, an increase in variable interest rates and increased amortization of debt issuance costs.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $29,000 and $60,000 for the three months ended June 30, 2006 and 2005, respectively.  The losses were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Foreign currency transaction losses were $30,000 and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.  The losses were generated primarily through the remeasurement of financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax benefit of $1.4 million and net income tax benefit of $16,000 for the three months ended June 30, 2006 and 2005, respectively.  The net income tax expense during the three months ended June 30, 2006 consisted of current foreign income tax expense of approximately $290,000 and a deferred foreign tax benefit of $1.6 million both of which are related to the Company’s UK-based operations.  The net income tax benefit during the three months ended June 30, 2005 consisted of current foreign income tax expense of approximately $436,000 and a deferred foreign tax benefit of $452,000 both of which are related to the Company’s UK-based operations.

We recorded net income tax benefit of $1.5 million and net income tax benefit of $294,000 for the six months ended June 30, 2006 and 2005, respectively.  The net income tax expense during the six months ended June 30, 2006 consisted of current foreign income tax expense of approximately $374,000 and a deferred foreign tax benefit of $1.8 million both of which are related to the Company’s UK-based operations.  The net income tax benefit during the six months ended June 30, 2005 consisted of current foreign income tax expense of approximately $626,000 and a deferred foreign tax benefit of $920,000 both of which are related to the Company’s UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the identifiable intangible amortization is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2006 and December 31, 2005, this deferred tax liability was $1.4 million and $3.1 million, respectively.  This deferred tax liability was reduced by $1.5 million as a result of the goodwill and intangible impairment charges recorded as of June 30, 2006.  This deferred tax liability is carried on the books of the Company’s United Kingdom subsidiary, and has no impact on the Company’s ability to recover its U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position decreased to a negative $1.2 million as of June 30, 2006 from a positive $0.4 million as of December 31, 2005.  This decrease of $1.6 million was primarily a result of the prepayment of $1.0 million on our senior note payable during July 2006 which was recorded as a current liability at June 30, 2006.  Contract receivables decreased $4.9 million during the six months ended June 30, 2006 as a result of collecting annual support contracts which were billed as of December 31, 2005 as well as the timing of billings and collections.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2005 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2006, our principal source of liquidity was $6.4 million in cash and cash equivalents as well as $2.3 million available under our revolving line of credit.  The $2.3 million in availability under our revolving line of credit reflects the reduced availability resulting from standby letters of credit of $0.2 million.  The following table summarizes our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash provided (used) by:
Operating activities	$3,220	$1,790
Investing activities	(354)	(876)
Financing activities	(431)	(7,457)
Effect of exchange rates	124	(276)
Net cash provided (used)	$2,559	$(6,819)

Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $3.2 million and $1.8 million, respectively.  Net loss plus non-cash operating adjustments was a negative $0.2 million for the six months ended June 30, 2006 compared to a positive $0.7 million for the six months ended June 30, 2005.  Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $3.4 million for the six months ended June 30, 2006 as compared to $1.1 million for the six months ended June 30, 2005.  These fluctuations were primarily attributable to a decrease in amortization expense and the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.

Net cash used by investing activities during the six months ended June 30, 2006 and 2005 was $0.4 million and $0.9 million.  The cash used for the six months ended June 30, 2006 related primarily to purchases of property and equipment of $0.2 million and payment of TSE contingent consideration of $0.2 million.  The cash used for the six months ended June 30, 2005 related primarily to purchase of property and equipment of $0.5 million and net cash outflows of $0.4 million for the Evolving Systems U.K. and TSE acquisitions.

Financing activities in the six months ended June 30, 2006 and 2005, consisted primarily of principal payments on notes payable and amounts due Evolving U.K. sellers.  During the six months ended June 30, 2006, we paid $0.5 million in principal payments on the senior term note entered into in November 2005. During the six months ended June 30, 2005, we paid $7.5 million in principal payments on obligations resulting from our acquisitions during 2004.  The restructuring of our debt during November 2005 significantly reduced our short-term obligations under our long-term debt arrangements.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2006 of $6.4 million.

•                  The availability under our revolving credit facility of $2.3 million at June 30, 2006.

•                  Our demonstrated ability to generate positive cash flows from operations.

•                  Our backlog as of June 30, 2006 of approximately $14.6 million, including $3.6 million in license fees and services and $11.0 million in customer support.

•                  Our planned capital expenditures.

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2006, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  During the six months ended June 30, 2005, the effect of exchange rate changes resulted in a $0.3 million decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and we recognize it as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected term of options, expected dividends and expected volatility of the stock price of our common stock.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be significantly impacted.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  We test our reporting units annually in accordance with SFAS No. 142 during the third fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill may be impaired and written down.  We also test goodwill for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill is less than the carrying value, we recognize an impairment loss in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

Assessing goodwill for impairment involves a high degree of subjective judgment. Estimates of fair value are primarily based on the present value of future cash flows and other market factors. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.  As a result of the purchase price allocations from our prior acquisitions, our goodwill is included in various reporting units.  We recorded an impairment of goodwill at June 30, 2006.  See Impairment of Goodwill and Intangible Assets within the Results of Operations section of MD&A.

Intangible Assets

We assess the impairment of identifiable intangibles in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  As a result, we review finite-lived assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and its eventual disposition.  Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.  If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference.  Significant estimates and judgments are required when estimating fair values.  Impairment losses are reflected in operating income or loss in the consolidated statements of operations. Factors that we consider important which could trigger an impairment review include the following:

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

We recorded an impairment of intangibles at June 30, 2006.  See Impairment of Goodwill and Intangible Assets within the Results of Operations section of MD&A.

Business Combinations

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

Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires us, in certain circumstances, to estimate fair values for items that have no ready market or for which no independent market exists. We use our best judgment to determine a fair value based upon discounted present value of estimated future cash flows, inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm’s length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized related to fulfillment of assumed contractual obligations is based on fair value estimates made by us.

Capitalization of Internal Software Development Costs

We expend amounts on research and development (“R&D”) for new products and/or for enhancements of existing products. For internal development of software products that we will license to third parties, we follow Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software R&D costs during the six months ended June 30, 2006 or 2005. In addition, we did not have any capitalized internal software R&D costs included in our June 30, 2006 or December 31, 2005 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our $8.0 million senior secured term note and $2.0 million outstanding on our revolving credit facility entered into in November 2005.  These obligations are variable interest rate notes based on short-term LIBOR.  Fluctuations in LIBOR affect our interest rate risk.  Assuming no change in the amounts outstanding, a hypothetical 10% increase in our existing variable interest rates would increase our annual interest expense by approximately $0.1 million.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	June 30, 2006	December 31, 2005
Great British Pound	0.55068	0.58126
Indian Rupee	46.25347	45.04505

	Three months ended
Average rates:	June 30, 2006	June 30, 2005
Great British Pound	0.54819	0.53873
Indian Rupee	45.27345	43.69534

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

Changes in internal control over financial reporting.  During the three and six months ended June 30, 2006, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidation in the Communications Industry May Impact our Financial Performance

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally.  These consolidations are causing our existing and potential customers to re-evaluate their OSS solutions and their capital expenditures.  The result of such consolidations may be fewer potential customers requiring OSS solutions as well as combining companies choosing a competitive OSS solution used by one of the combining companies.  In addition, larger communications companies generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.  This negative impact, in turn, could result in noncompliance by the Company with certain financial covenants governing our senior secured notes.  We successfully amended our covenants effective June 30, 2006.  However, if we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender in future reporting periods, these violations could result in such notes becoming immediately due and payable.  We can give no assurance that we would be successful in amending the agreements or obtaining a waiver of any covenant violation.

Risk Related to Continued NASDAQ Listing

Recently, the trading price for our common stock declined, and we cannot assure our investors that the trading price will not decline further, possibly below $1.00.  If our stock price remained below the minimum bid price of $1.00 for 30 consecutive business days, it would result in the NASDAQ Stock Market (“NASDAQ”) initiating de-listing procedures for our stock.  If NASDAQ were to initiate delisting procedures, we would have a period of 180 calendar days from receiving notice from NASDAQ to achieve compliance with the listing requirements.  If we do not achieve compliance during this period, we would be afforded an additional 180 day compliance period if we demonstrated that we met the criteria for initial listing set forth in Marketplace Rule 4310(c) (except for the bid price requirement set forth in Rule 4310(c)(4)) on the last day of the first compliance period. Compliance can be achieved during any compliance period by meeting the minimum $1.00 bid price for 10 consecutive business days.  Compliance with the $1.00 minimum bid price would terminate the NASDAQ de-listing procedures.

If we did not meet the NASDAQ’s initial listing criteria required to obtain an additional 180 day compliance period and our stock were to be delisted, trading in our common stock would continue to be conducted in the Over-The-Counter (OTC) market.  As a result, an investor could find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.  In addition, in the event our common stock were to be delisted, broker-dealers would have certain additional regulatory burdens imposed upon them, which might discourage them from effecting transactions in our common stock, further limiting the liquidity of our stock.

Item 2.  Changes in Securities

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2006. According to the final proxy tally received from the Company’s transfer agent, the results of the voting on Proposals 1 and 2, as described in the Company’s Proxy Statement, were as follows:

Proposal #1: Election of Directors

George A. Hallenbeck was re-elected to serve a three-year term until 2009.

For 14,755,455

Withheld 1,647,021

David J. Nicol was re-elected to serve a three-year term until 2009.

For 16,001,971

Withheld 400,505

Proposal #2: Ratification of Independent Registered Public Accounting Firm

KPMG LLP was ratified as the independent registered public accounting firm for the year ending December 31, 2006.

For 16,218,558

Against 165,403

Abstain 18,515

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

Date: August 14, 2006	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)