Form 10-Q
period 2006-09-30
EVOLVING SYSTEMS INC
filed 2006-11-13
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of October 31, 2006 there were 16,233,646 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
September 30, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,521	$3,883
Current portion of restricted cash	300	—
Contract receivables, net of allowance of $69 at September 30, 2006 and $48 at December 31, 2005	5,936	10,766
Unbilled work-in-progress	1,325	1,147
Deferred foreign income taxes	12	5
Prepaid and other current assets	1,632	1,335
Total current assets	13,726	17,136
Property and equipment, net	1,395	1,775
Amortizable intangible assets, net	6,321	13,350
Goodwill	25,127	34,073
Long-term restricted cash	—	300
Other long-term assets	498	764
Total assets	$47,067	$67,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$36	$34
Current portion of long-term debt	1,750	1,000
Accounts payable and accrued liabilities	5,041	6,001
Unearned revenue	7,496	9,654
Total current liabilities	14,323	16,689
Long-term liabilities:
Capital lease obligations, net of current portion	43	71
Other long-term obligations	574	83
Long-term debt, net of current portion	11,870	14,373
Deferred foreign income taxes	1,163	2,777
Total liabilities	27,973	33,993

Commitments and contingencies (Note 9)

Series B convertible redeemable preferred stock	11,281	11,281

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 966,666 shares of Series B issued and outstanding (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,212,716 and 16,137,821 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	68,624	67,891
Accumulated other comprehensive income (loss)	334	(2,417)
Accumulated deficit	(61,161)	(43,366)
Total stockholders’ equity	7,813	22,124
Total liabilities and stockholders’ equity	$47,067	$67,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
License fees and services	$3,990	$4,821	$11,855	$14,643
Customer support	4,677	4,749	13,180	14,691
Total revenue	8,667	9,570	25,035	29,334

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,991	2,285	5,523	7,654
Costs of customer support, excluding depreciation and amortization	1,235	1,578	4,412	5,244
Sales and marketing	2,123	2,427	6,919	7,242
General and administrative	1,171	1,445	3,959	5,426
Product development	848	452	2,394	1,058
Depreciation	285	363	861	1,123
Amortization	336	1,354	2,126	4,170
Impairment of goodwill and intangible assets	—	—	16,516	—
Restructuring and other expense (recovery)	—	4	(23)	(59)
Total costs of revenue and operating expenses	7,989	9,908	42,687	31,858

Income (loss) from operations	678	(338)	(17,652)	(2,524)

Other income (expense):
Interest income	46	21	120	100
Interest expense	(498)	(393)	(1,503)	(1,230)
Foreign currency exchange loss	(8)	(99)	(38)	(285)
Other expense, net	(460)	(471)	(1,421)	(1,415)

Income (loss) before income taxes	218	(809)	(19,073)	(3,939)

Income tax expense (benefit)	176	117	(1,278)	(177)

Net income (loss)	$42	$(926)	$(17,795)	$(3,762)

Basic earnings (loss) per common share	$0.00	$(0.05)	$(0.93)	$(0.20)

Diluted earnings (loss) per common share	$0.00	$(0.05)	$(0.93)	$(0.20)

Weighted average basic shares outstanding	19,112	18,665	19,089	18,634
Weighted average diluted shares outstanding	19,310	18,665	19,089	18,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	16,137,821	$16	$67,891	$(2,417)	$(43,366)	$22,124
Stock option exercises	12,219	—	13	—	—	13
Common stock issued pursuant to the Employee Stock Purchase Plan	62,676	—	95	—	—	95
Stock-based compensation expense	—	—	625	—	—	625
Comprehensive loss:
Net loss	—	—	—	—	(17,795)
Foreign currency translation adjustment, net of tax	—	—	—	2,751	—
Comprehensive loss						(15,044)
Balance at September 30, 2006	16,212,716	$16	$68,624	$334	$(61,161)	$7,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,795)	$(3,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	861	1,123
Amortization of intangible assets	2,126	4,170
Amortization of debt issuance costs	204	34
Equity compensation	625	—
Impairment of goodwill and intangible assets	16,516	—
Interest expense added to debt principal	—	1,016
Gain on disposal of property and equipment	(20)	(12)
Foreign currency transaction losses, net	38	285
Benefit from foreign deferred income taxes	(1,810)	(1,251)
Change in operating assets and liabilities:
Contract receivables	5,211	5,749
Unbilled work-in-progress	(89)	(103)
Prepaid and other assets	(143)	73
Accounts payable and accrued liabilities	(756)	(1,371)
Unearned revenue	(2,396)	(4,903)
Other	171	(20)
Net cash provided by operating activities	2,743	1,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(397)	(656)
Proceeds from sale of property and equipment	20	18
Business combinations and earnout payments	(153)	(545)
Net cash used in investing activities	(530)	(1,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(26)	(23)
Principal payments on long-term debt and issuance costs	(1,775)	(4,889)
Payment of amount due to Evolving Systems U.K. sellers	—	(2,617)
Proceeds from issuance of common stock	109	94
Net cash used in financing activities	(1,692)	(7,435)

Effect of foreign exchange rate changes on cash	117	(373)

Net increase (decrease) in cash and cash equivalents	638	(7,963)
Cash and cash equivalents at beginning of period	3,883	11,386
Cash and cash equivalents at end of period	$4,521	$3,423

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$820	$155
Income taxes paid	$569	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Organization.  We are a provider of software solutions and services to wireless, wireline and IP communications carriers worldwide.  We develop, deploy, enhance, maintain and integrate complex software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three areas — a service activation solution that is used to activate complex bundles of voice, video and data services; numbering solutions which enable carriers to comply with government-mandated requirements regarding number portability, phone number conservation, management and assignment; and mediation solutions supporting data collection for both network service assurance and billing applications.

Our portfolio of products which includes ordering and provisioning solutions for Local Number Portability (“LNP”), as well as a number inventory and assignment platform, was expanded significantly in 2004 as a result of three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 we acquired a network mediation and service assurance solution. With the acquisition of Telecom Software Enterprises, LLC (“TSE”) in October 2004 we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities.  Finally, in November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America. Evolving Systems U.K.’s activation solution Tertio™, and mediation solution Evident™, increased our overall product portfolio.

Interim Consolidated Financial Statements.  The accompanying unaudited condensed consolidated financial statements of Evolving Systems have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We have made estimates with respect to revenue recognition for hours and associated costs to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

Foreign Currency Translation.  Our functional currency is the U.S. dollar.  The functional currency of our foreign operations is generally the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (expense) in the period in which they occur.

Principles of Consolidation.  The consolidated financial statements include the accounts of Evolving Systems and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

Goodwill and Intangible Assets.  We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually, in accordance with SFAS No. 142, as of July 31 to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the goodwill may be impaired and written down. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.  During the quarter ended June 30, 2006, we recorded an impairment of goodwill and intangible assets.  See Note 2 for further details.

We account for long-lived assets, including amortizable intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, we review finite-lived assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.  If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference.   Impairment losses are reflected in operating income or loss in the consolidated statements of operations.  During the quarter ended June 30, 2006, we recorded an impairment of amortizable intangible assets.  See Note 2 for further details.

Revenue Recognition.  We recognize revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.  In addition to the criteria described below, we recognize revenue only when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services.   Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed regularly.  Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed price contracts caused by increased labor, overhead or material costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

In arrangements where the services are not essential to the functionality of the software, we recognize license revenue upon delivery.  To the extent that Vendor Specific Objective Evidence (“VSOE”) of the fair value of the undelivered elements exists, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered.  If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

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

Stock-based Compensation.  We adopted SFAS No. 123(Revised), Share-Based Payment (“SFAS 123R”) effective January 1, 2006.  This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method of adoption, we are required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  From January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R.  We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Reclassification.  Certain prior period balances have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with

FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108,Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.  We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

(2) Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2006 are as follows (in thousands):

	License and Services	Customer Support	Total Goodwill
Balance as of December 31, 2005	$18,530	$15,543	$34,073
TSE earnout	2	1	3
Goodwill impairment charge	(10,911)	—	(10,911)
Effects of foreign currency exchange rates	978	984	1,962
Balance as of September 30, 2006	$8,599	$16,528	$25,127

During 2006, we recognized a goodwill impairment charge in our License and Services operating segment of $10.9 million which includes a third quarter reclassification of $0.2 million from our intangible asset impairment expense.  Due to continued pricing pressures on services and consolidation in the telecommunications industry, revenues and cash flows had been lower than expected in recent quarters and those lower operating results had a negative impact on the market price of our common stock.  Based upon this trend, we reviewed our business plan during the second quarter of 2006.  As a result of these events, we determined that a triggering event had occurred and conducted a goodwill impairment analysis.  This goodwill impairment related to goodwill from our acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.  The fair value of our reporting units were estimated using the present value of expected future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors.

In addition, we conducted our annual goodwill impairment test as of July 31, 2006.  Based upon that evaluation, we concluded that goodwill was not further impaired as of the test date.

Identifiable intangibles are amortized over estimated finite lives of from one to seven years, and include the cumulative effects of changes in foreign currency exchange rates.  The following table summarizes identifiable intangible assets (in thousands):

Identifiable intangible assets:				December 31, 2005
	September 30, 2006						Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
		(1)					(1)
Purchased software	$1,962	$119	$1,843	$8,350	$2,090	$6,260	4.6 yrs
Customer contracts	—	—	—	1,997	1,968	29	—
Purchased licenses	227	24	203	1,335	576	759	2.3 yrs
Trademarks and tradenames	840	30	810	1,068	207	861	7.0 yrs
Business partnerships	137	7	130	1,332	222	1,110	5.0 yrs
Customer relationships	3,544	209	3,335	5,989	1,658	4,331	5.6 yrs
	$6,710	$389	$6,321	$20,071	$6,721	$13,350	5.3 yrs

(1)  In association with our impairment of intangible assets during the second quarter of 2006, we established new costs basis for amortizable intangible assets at June 30, 2006 and re-evaluated estimated remaining useful lives.

As a result of the events that led to the goodwill impairment, we first reviewed intangible assets for recoverability in accordance with SFAS 144.  Our evaluation of product strategy and development plans resulted in our determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  As a result of this review we recorded $5.6 million of intangible asset impairment which included a third quarter reclassification of $0.2 million to our goodwill impairment expense.  This was comprised of $4.2 million of purchased software and purchased license intangible assets in the License Fees and Services operating segment associated with the acquisitions of CMS and TSE as well as $1.4 million of customer relationship and business partnership intangible assets in the Customer Support operating segment associated with the acquisition of Evolving U.K.  The fair values of our intangible assets were estimated using the present value of expected future cash flows.

We recorded amortization expense of identifiable intangible assets of $0.3 million and $2.1 million for the three and nine months ended September 30, 2006, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2005, respectively.  Expected future amortization expense related to identifiable intangible assets based on carrying amounts as of September 30, 2006 is as follows (in thousands):

12 months ending September 30:
2007	$1,519
2008	1,474
2009	926
2010	834
2011	742
Thereafter	826
$6,321

 (3) Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). Diluted EPS is computed using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and shares held in escrow. The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	16,212	16,055	16,189	16,024
Participating securities	2,900	2,610	2,900	2,610
Basic weighted average common shares outstanding	19,112	18,665	19,089	18,634
Effect of dilutive securities	198	—	—	—
Diluted weighted average common shares outstanding	19,310	18,665	19,089	18,634

Weighted average options to purchase 1.0 million shares of common stock were excluded from the dilutive stock calculation for the nine months ended September 30, 2006 as their effect would have been anti-dilutive as a result of the net loss for the period.  Weighted average options to purchase 3.6 million and 3.2 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2006 because their exercise prices were greater than the average fair value of our common stock for the period.

Weighted average options to purchase 0.8 million and 1.2 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2005, respectively, as their effect would have been anti-dilutive as a result of the net loss for the periods.  Weighted average options to purchase 2.6 million and 2.4 million shares of commons stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2005, respectively, because their exercise prices were greater than the average fair value of our common stock for the period.

 (4) Share-Based Compensation

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Because we historically granted options with exercise prices equal to the fair market value of our common stock at the grant date, the adoption of SFAS 123R did not result in a significant impact on our financial statements.  Further, as a result of the preceding, our statements of operations from January 1, 2006 forward include charges for stock-based compensation.  We recognized $181,000, or $0.01 per share, of compensation expense in the statement of operations for the three months ended September 30, 2006 and $625,000, or $0.03 per share, of compensation expense in the statement of operations for the nine months ended September 30, 2006 with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of license fee and services, excluding depreciation and amortization	$13	$44
Cost of customer support, excluding depreciation and amortization	2	7
Sales and marketing	39	145
General and administrative	115	394
Product development	12	35
	$181	$625

Stock Option Plan

In January 1996, our stockholders approved “The Amended and Restated Stock Option Plan” (the “Option Plan”).  Initially, 3,150,000 shares were reserved for issuance under the Option Plan.  Subsequently, the Option Plan was amended, as approved by the stockholders, to increase the number of shares available for issuance to 8,350,000. Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the market price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method prescribed by the SEC Staff Accounting Bulletin 107, “Share-Based Payment.”  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (years)	*	5	6.1	5
Risk-free interest rate	*	4.00%	4.35%	3.75%
Expected volatility	*	123.25%	121.14%	124.40%
Expected dividend yield	*	0%	0%	0%

*             None granted.

The following is a summary of stock option activity under the plan for the nine months ended September 30, 2006:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	4,279	$3.14
Options granted	15	$2.32
Less options forfeited	(88)	$2.42
Less options expired	(75)	$4.21
Less options exercised	(12)	$1.11
Options outstanding at September 30, 2006	4,119	$3.14	6.77	$152
Options exercisable at September 30, 2006	3,134	$3.41	6.11	$151

There were no options granted during the three months ended September 30, 2006.  The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $2.05.  The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2005 was $1.87 and $2.23, respectively.

As of September 30, 2006, there was approximately $1.5 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value of stock option exercises for the three months ended September 30, 2006 and 2005 was $1,000 and $21,000, respectively.  The total fair value of stock awards vested during the three months ended September 30, 2006 and 2005 was $0.1 million and $0.4 million, respectively.

The total intrinsic value of stock option exercises for the nine months ended September 30, 2006 and 2005 was $14,000 and $115,000, respectively.  The total fair value of stock awards vested during the nine months ended September 30, 2006 and 2005 was $0.4 million and $1.6 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $7,000 and $20,000 for the three and nine months ended September 30, 2006, respectively.

Cash received from stock option exercises for the three months ended September 30, 2006 and September 30, 2005 was $1,000 and $5,000, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2006 and September 30, 2005 was $13,000 and $39,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2006, there were 373,000 shares available for purchase.  For the three and nine months ended September 30, 2006, we recorded compensation expense of $8,000 and $32,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

The fair value of each grant made under our ESPP is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of each grant is based upon the three-month (six-month in 2005) participation period of each grant.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each grant.  The expected volatility is based upon historical volatility of our common stock.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted average assumptions used in the fair value calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (years)	0.25	0.5	0.25	0.5
Risk-free interest rate	5.08%	3.53%	5.02%	3.25%
Expected volatility	73.43%	92.46%	79.35%	94.63%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended September 30, 2006 and September 30, 2005 was $23,000 and $26,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2006 and September 30, 2005 was $95,000 and $55,000, respectively.

The following table illustrates the effect on net loss if the fair value method had been applied to all share-based plans during the previous periods (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(926)	$(3,762)
Stock-based compensation expense that would have been included in net loss if the fair-value-based method had been applied to all awards	(407)	(1,632)
Pro forma net loss	$(1,333)	$(5,394)

Loss per common share, as reported:
Basic and diluted	$(0.05)	$(0.20)
Pro forma loss per common share:
Basic and diluted	$(0.07)	$(0.29)

(5) Concentration of Credit Risk

For the three months ended September 30, 2006, three significant customers (defined as contributing at least 10%) accounted for 43% (15%, 15% and 13%), respectively, of total revenue.  These customers were located in the U.S., U.K. and U.K., respectively.  For the nine months ended September 30, 2006, two significant customers accounted for 26% (13% and 13%), respectively, of total revenue.  These customers were located in the U.S. and U.K., respectively.  For the three and nine months ended September 30, 2005, three significant customers (defined as contributing at least 10%) accounted for 45% (20%, 13% and 12%) and 39% (12%, 13% and 14%), respectively, of total revenue.  For the three months ended September 30, 2005, these customers were located in Luxembourg, U.K. and U.S., respectively.  For the nine months ended September 30, 2005, these customers were located in the U.S., U.K. and Luxembourg, respectively.

As of September 30, 2006, four significant customers accounted for approximately 51% (15%, 14%, 11% and 11%) of contract receivables.  These customers were located in Pakistan, U.S., U.K. and U.K, respectively.  At December 31, 2005, two significant customers accounted for approximately 38% (25% and 13%) of contract receivables.  These customers were located in the U.S. and Luxembourg, respectively.

(6) Long-term Debt

Notes payable consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Senior note payable to financial institution, interest at (1) the greater of 3.75% or the one-month London InterBank Offered Rate (“LIBOR”) plus (2) a margin of 6.25%, interest rate was 11.58% at September 30, 2006, interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if we meet and maintain certain financial requirements (not met as of September 30, 2006). Loan is secured by substantially all of the assets of Evolving Systems and its U.S. subsidiaries and a pledge of stock of foreign subsidiaries of Evolving Systems

	$6,750	$8,500
$4.5 million senior revolving credit facility payable to financial institution, interest at (1) the greater of 3.75% or the one-month LIBOR plus (2) a margin of 4.0%, interest rate was 9.33% at September 30, 2006, interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,003
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full May 16, 2011	4,870	4,870
Total notes payable	13,620	15,373
Less current portion	(1,750)	(1,000)
Long-term debt, excluding current portion	$11,870	$14,373

The senior note payable and senior revolving credit facility subject us to certain financial covenants.  Certain of these covenants were amended effective June 30, 2006.  The Minimum Trailing Twelve Months EBITDA covenant, as defined in the agreement, was amended as follows:

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

The senior agreements contain a Leverage Ratio covenant which specifies a leverage ratio of senior debt to trailing twelve months EBITDA of 2.5 to 1 as of September 30, 2006.  This quarterly required leverage ratio decreases to 2.25 to 1 at December 31, 2006, 2.0 to 1 at December 31, 2007 and 1.75 to 1 at December 31, 2008.

The senior agreements also limit capital expenditures to $1.4 million per year.

We were in compliance with all our covenants as of September 30, 2006.

As part of the amendment of the loan agreements with our senior lender, we were required to make a prepayment of principal on the senior note payable of $1.0 million and pay a fee of $25,000 to the senior lender.  These amounts were paid during July 2006.

(7) Income Taxes

We recorded net income tax expense of $0.2 million and net income tax benefit of $1.3 million for the three and nine months ended September 30, 2006, respectively.  The net expense/benefit during the three and nine months ended September 30, 2006 consisted of current income tax expense of approximately $0.2 million and $0.5 million, respectively, and a deferred tax benefit of $0 and $1.8 million, respectively, all of which were related to our UK-based operations.

We recorded net income tax expense of $0.1 million and net income tax benefit of $0.2 million for the three and nine months ended September 30, 2005, respectively.  The net expense/benefit during the three and nine months ended September 30, 2005 consisted of current income tax expense of approximately $0.4 million and $1.0 million, respectively, and a deferred tax benefit of $0.3 million and $1.2 million, respectively, all of which were related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2006 and December 31, 2005, this deferred tax liability was $1.5 million and $3.1 million, respectively.  This deferred tax liability was reduced by $1.5 million as a result of the goodwill and intangible asset impairments recorded at June 30, 2006.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.

The deferred tax liability described above will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2006 and December 31, 2005, we continued to maintain a full valuation allowance on our domestic net deferred tax asset as we determined it was more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for reasonably foreseeable future periods.  We are required to reassess conclusions regarding the realization of deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

(8) Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we define operating segments as components of an enterprise for which separate financial information is reviewed regularly by the chief operating decision-making group to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (CODM). These chief operating decision makers review revenues by segment and review overall results of operations.

We currently operate business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (L&S) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, as well as fees for custom development, integration services and time and materials work.  Customer support (CS) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-making group.

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
License fees and services	$3,990	$4,821	$11,855	$14,643
Customer support	4,677	4,749	13,180	14,691
	$8,667	$9,570	$25,035	$29,334

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	$1,999	$2,536	$6,332	$6,989
Customer support	3,442	3,171	8,768	9,447
	5,441	5,707	15,100	16,436

Unallocated costs
Other operating expenses	4,142	4,324	13,272	13,726
Depreciation and amortization	621	1,717	2,987	5,293
Impairment of goodwill and intangible assets	—	—	16,516	—
Restructuring and other	—	4	(23)	(59)
Interest income	(46)	(21)	(120)	(100)
Interest expense	498	393	1,503	1,230
Foreign currency exchange loss	8	99	38	285
Income (loss) before income taxes	$218	$(809)	$(19,073)	$(3,939)

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenues to individual countries.  We provide products and services on a global basis through our London-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore, India, provide software development services to our global operations.  Financial information relating to operations by geographic region, as reviewed by the CODM, is as follows (in thousands):

	Three Months Ended September 30,
	2006			2005
	L&S	CS	Total	L&S	CS	Total
Revenue
Americas	$601	$3,034	$3,635	$1,569	$2,970	$4,539
Europe, Middle East, Africa and Asia	3,389	1,643	5,032	3,252	1,779	5,031
Total Revenue	$3,990	$4,677	$8,667	$4,821	$4,749	$9,570

	Nine Months Ended September 30,
	2006			2005
	L&S	CS	Total	L&S	CS	Total
Revenue
Americas	$2,050	$8,400	$10,430	$4,614	$9,642	$14,256
Europe, Middle East, Africa and Asia	9,805	4,780	14,605	10,029	5,049	15,078
Total Revenue	$11,855	$13,180	$25,035	$14,643	$14,691	$29,334

	September 30, 2006	December 31, 2005
Long-lived assets, net
Americas	$8,123	$13,172
Europe, Middle East, Africa and Asia	24,720	36,026
Total long-lived assets, net	$32,843	$49,198

Financial information relating to product groupings is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Activation	$3,997	$4,685	$12,473	$13,810
Numbering solutions	2,912	3,948	8,243	11,694
Mediation	1,758	937	4,319	3,830
	$8,667	$9,570	$25,035	$29,334

(9) Commitments and Contingencies

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.

We enter into standard indemnification terms with customers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2006 and December 31, 2005.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2006 and December 31, 2005.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.

From time to time we may be involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Implementation of SFAS 123R

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method.  Prior to January 1, 2006, we applied the intrinsic-value-based method in accounting for employee stock-based compensation arrangements and the fair value method only for disclosure purposes.  Under these methods, stock-based compensation costs were not recorded in the financial statements but were disclosed in the notes to the financial statements together with pro forma disclosure of earnings and earnings per share.  Because the fair value recognition provisions of SFAS 123R require recognition of stock-based compensation expense in the financial statements, the application of SFAS 123R has and will negatively impact our results of operations.  For the three and nine months ended September 30, 2006, we recorded $181,000 and $625,000, respectively, of stock-based compensation expenses associated with our stock option and employee stock purchase plans which were allocated to the various expense line items within our statements of operations.  As we previously applied the fair value method for disclosure purposes, we believe the disclosure in previously issued reports are reasonably comparable to current period recorded expenses except for the requirement to now estimate forfeitures in the amount of compensation expense recognized, as compared to recording forfeitures as they occurred in our prior period pro forma disclosures.   As of September 30, 2006, there was $1.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.  The following table summarizes the stock-based compensation expenses recorded in the statements of operations (in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of license fee and services, excluding depreciation and amortization	$13	$44
Cost of customer support, excluding depreciation and amortization	2	7
Sales and marketing	39	145
General and administrative	115	394
Product development	12	35
	$181	$625

Cost Reductions

 During 2005, we implemented a number of cost reducing strategies targeted at integrating our 2004 acquisitions, including identification of several duplicative roles that were eliminated as a result of these acquisitions.  In July 2005, we undertook additional cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations.  In addition, we transitioned Evolving Systems U.K. third-party software development to our offshore development team in our India subsidiary.  We have continued to increase utilization of our Evolving Systems India subsidiary which now employs over 100 people.

Our costs of revenue and operating expenses decreased $1.9 million, or 19%, to $8.0 million for the three months ended September 30, 2006 from $9.9 million for the three months ended September 30, 2005.  These cost reduction measures account for a significant portion of the decrease in our costs of revenue and operating expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Our intangible amortization decreased $1.0 million over these periods as certain of our intangible assets from our acquisitions became fully amortized and/or were written down as a result of impairment at June 30, 2006.  Stock-based compensation costs of $0.2 million resulting from the implementation of SFAS 123R partially offset these decreases in expense.

Impairment of Goodwill and Intangible Assets

We recognized a goodwill impairment charge of $10.9 million at June 30, 2006 related to our License Fees and Services operating segment. The impairment resulted from the decline in the fair value of goodwill initially recorded associated with our acquisitions of Evolving Systems U.K., TSE and CMS.

In addition, we recorded an impairment of intangible assets of $5.6 million at June 30, 2006 related to intangible assets acquired in the acquisitions of Evolving Systems U.K., CMS and TSE.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This non-cash impairment charge resulted in acceleration of future amortization expense associated with these assets.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
License fees and services	46%	50%	47%	50%
Customer support	54%	50%	53%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	23%	24%	22%	26%
Costs of customer support, excluding depreciation and amortization	14%	17%	18%	18%
Sales and marketing	25%	25%	27%	25%
General and administrative	14%	15%	16%	18%
Product development	10%	5%	10%	3%
Depreciation	3%	4%	3%	4%
Amortization	4%	14%	9%	14%
Impairment of goodwill and intangible assets	—%	—%	66%	—%
Restructuring and other	—%	—%	—%	—%
Total costs of revenue and operating expenses	93%	104%	171%	108%
Income (loss) from operations	7%	(4)%	(71)%	(8)%
Interest income	1%	—%	1%	—%
Interest expense	(6)%	(4)%	(6)%	(4)%
Foreign currency exchange loss	—%	(1)%	—%	(1)%
Other expense, net	(5)%	(5)%	(5)%	(5)%
Income (loss) before income taxes	2%	(9)%	(76)%	(13)%
Income tax expense (benefit)	2%	1%	(5)%	—%
Net income (loss)	0%	(10)%	(71)%	(13)%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on VSOE, is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Activation	$3,997	$4,685	$12,473	$13,810
Numbering solutions	2,912	3,948	8,243	11,694
Mediation	1,758	937	4,319	3,830
	$8,667	$9,570	$25,035	$29,334

License Fees and Services

License fees and services revenue decreased 17% or $0.8 million to $4.0 million for the three months ended September 30, 2006, from $4.8 million for the three months ended September 30, 2005.  The decrease in license fees and services revenue was primarily a result of a decrease of $0.7 million in revenue from our activation products and a decrease of $1.0 million in revenue from our number solutions products offset by an increase of $0.9 million in revenue from our mediation products.  The decline in activation revenue was due to fewer license sales resulting from longer customer purchasing cycles.  The decline in numbering solutions revenue was due to the maturity of the narrowband numbering solutions market in the U.S.  The increase in mediation revenue was a result of an increase in subscriber licenses for existing mediation customers.

License fees and services revenue decreased 19% or $2.7 million to $11.9 million for the nine months ended September 30, 2006, from $14.6 million for the nine months ended September 30, 2005.  The decrease in license fees and services revenue was primarily a result of a decrease of $1.0 million in revenue from our activation products and a decrease of $2.4 million in revenue from our number solutions products offset by an increase of $0.7 million in revenue from our mediation products.  The decline in activation revenue was due to fewer license sales resulting from longer customer purchasing cycles.  The decline in numbering solutions revenue was due to the maturity of the US market and the delay to market of our international NumeriTrack® product.  In addition, a contract signed during the nine months ended September 30, 2006 with an international customer was ended by mutual agreement pending availability of the production version of our international NumeriTrack® product. We released our international NumeriTrack® product during September 2006 and believe an international market exists for this product.  The increase in mediation revenue was a result of an increase in subscriber licenses for existing mediation customers.

Customer Support

Customer support revenue decreased $0.1 million, or 2%, to $4.7 million for the three months ended September 30, 2006, from $4.8 million for the three months ended September 30, 2005.  The decrease in customer support revenue included a decrease of $0.1 million in our activation products, an increase of $0.1 million from our numbering solutions products and a decrease of $0.1 million in our mediation products.  The decrease in activation revenue is a result of pricing pressures on support contract renewals.  The increase in the numbering solutions revenue was due to the release of revenue which had been held-back pending resolution of contract items with a customer.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.

Customer support revenue decreased $1.5 million, or 10%, to $13.2 million for the nine months ended September 30, 2006, from $14.7 million for the nine months ended September 30, 2005.  The decrease in customer support revenue included a decrease of $0.3 million in our activation products, a decrease of $1.0 million from our numbering solutions products and a decrease of $0.2 million in our mediation products.  The decrease in activation revenue is a result of pricing pressures on support contract renewals.  The decrease in the numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs, facilities costs, cost of third-party software, partner commissions and all other direct costs associated with these personnel.  Partner commissions increased over prior years as we entered into new partnerships in emerging markets in an effort to expand the geographic reach of our products.   Costs of revenue, excluding depreciation and amortization, were $3.2 million and $3.9 million for the three months ended September 30, 2006 and 2005, respectively, and $9.9 million and $12.9 million for the nine months ended September 30, 2006, respectively.  These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $2.0 million and $2.3 for the three months ended September 30, 2006 and 2005, respectively.  The decrease of $0.3 million, or 13%, was primarily due to decreased revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 50% for the three months ended September 30, 2006 from 47% for the three months ended September 30, 2005.  This increase was a result of an estimated loss on an existing customer contract.  In accordance with our revenue recognition policy, we record estimated losses in the period in which current estimates of total contract value and contract costs indicate a loss.  Accordingly, we recorded an estimated loss of $150,000, or 4% of license fees and services revenue, on an existing customer contract.  This loss related to phase one of a two phase project; however, because we do not have a contract for phase two of this project, there is no guarantee that we will be able to recover the contract loss we will incur in phase one.

Costs of license fees and services, excluding depreciation and amortization, were $5.5 million and $7.6 for the nine months ended September 30, 2006 and 2005, respectively.  The decrease of $2.1 million, or 28%, was due to decreased revenue as well as cost savings.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 47% for the three months ended September 30, 2006 from 52% for the three months ended September 30,

2005.  This decrease was due to cost savings as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India which were offset by the $150,000 estimate loss on the contract described above.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.4 million, or 22%, to $1.2 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 26% for the three months ended September 30, 2006 from 33% for the three months ended September 30, 2005.  This decrease was primarily due to cost reductions as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of customer support, excluding depreciation and amortization, decreased $0.8 million, or 16%, to $4.4 million for the nine months ended September 30, 2006 from $5.2 million for the nine months ended September 30, 2005.  The decrease was due to reduced revenue as well as cost savings.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 33% for the nine months ended September 30, 2006 from 36% for the nine months ended September 30, 2005.  This decrease was primarily due to cost reductions as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and occupancy expenses.  Sales and marketing expenses decreased $0.3 million, or 12%, to $2.1 million for the three months ended September 30, 2006 from $2.4 million for the three months ended September 30, 2005.  As a percentage of total revenue, sales and marketing expenses remained flat at 25% for the three months ended September 30, 2006 and 2005, respectively.

Sales and marketing expenses decreased $0.3 million, or 4%, to $6.9 million for the nine months ended September 30, 2006 and from $7.2 million for the nine months ended September 30, 2005.  Recent cost saving measures were somewhat offset by sales and marketing investments made in Asia and Central and Latin America as well as stock based compensation expenses during the nine months ended September 30, 2006.  As a percentage of total revenue, sales and marketing expenses for the nine months ended September 30, 2006 and 2005, increased to 27% from 25%, respectively.  This increase was a result of decreased revenue without proportional decreases in sales and marketing expenses during the nine months ended September 30, 2006 as compared to the same period in 2005.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.3 million, or 19%, to $1.2 million from $1.5 million for the three months ended September 30, 2006 and 2005, respectively.  This decrease was primarily a result of cost saving measures and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the three months ended September 30, 2006.  As a percentage of total revenue, general and administrative expenses for the three months ended September 30, 2006 and 2005, decreased to 14% from 15%, respectively.

General and administrative expenses decreased $1.5 million, or 27%, to $3.9 million from $5.4 million for the nine months ended September 30, 2006 and 2005, respectively.  As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2006 and 2005, decreased to 16% from 18%, respectively.  These decreases were primarily a result of cost saving measures and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the nine months ended September 30, 2006.

Product Development

Product development expenses consist primarily of employee related costs and, in 2005, included offshore development and subcontractor expenses.  Product development expenses increased $0.4 million, or 88%, to $0.8 million from $0.4 million for the three months ended September 30, 2006 and 2005, respectively.  As a percentage of revenue, product development expenses for the three months ended September 30, 2006 and 2005, increased to 10% from 5%, respectively.  These increases were due to product release enhancements as well as “internationalizing” our NumeriTrack® product.

Product development expenses increased $1.3 million, or 126%, to $2.4 million from $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2006 and 2005, increased to 10% from 3%, respectively.  These increases were due to product release enhancements as well as “internationalizing” our NumeriTrack® product.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.3 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively.  The decrease in amortization expense of $1.0 million, or 75%, was a result of certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets.

Amortization expense was $2.1 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in amortization expense of $2.1 million, or 49%, was a result of certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets.

Impairment of Goodwill and Intangible Assets

We recorded a goodwill impairment of $10.9 million related to impairment of our License Fees and Services operating segment which includes a third quarter reclassification of $0.2 million from our intangible asset impairment expense.  Continued pricing pressures and consolidation in the telecommunications industry negatively impacted our achievement of forecasted revenues associated with the acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.  The market price of our common stock declined as a result of our recent operating results.  Based upon these events, we determined that a triggering event had occurred and we conducted a goodwill impairment analysis as of June 30, 2006.  This goodwill impairment analysis resulted in the goodwill impairment charge noted above.  We estimated the fair value of each reporting unit using the expected present value of future cash flows and other market factors.

As a result of the events that led to a triggering event related to the goodwill impairment, we first reviewed intangible assets in accordance with FAS 144.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This review indicated that $5.6 million of intangible assets related to the License Fees and Services and Customer Support operating segment were impaired which included a third quarter reclassification of $0.2 million to our goodwill impairment expense.  The impaired intangible assets were purchased software, purchased licenses and customer relationships which were acquired through our acquisitions of Evolving Systems U.K., CMS and TSE.  As a result of the impairment of intangible assets, our future amortization expense will be lower than originally projected by the amount of the $5.6 million impairment charge.

Interest Expense

Interest expense was $0.5 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively.  The increase of $0.1 million, or 27%, related to higher levels of debt, an increase in variable interest rates and increased amortization of debt issuance costs.

Interest expense was $1.5 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $0.3 million, or 22%, related to higher levels of debt, an increase in variable interest rates and increased amortization of debt issuance costs.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $8,000 and $99,000 for the three months ended September 30, 2006 and 2005, respectively.  The losses were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Foreign currency transaction losses were $38,000 and $285,000 for the nine months ended September 30, 2006 and 2005, respectively.  The losses were generated primarily through the remeasurement of financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively.  The net income tax expense during the three months ended September 30, 2006 consisted of current foreign income tax expense of $0.2 million and a deferred foreign tax benefit of $0 both of which are related to our UK-based operations.  The net income tax benefit during the three months ended September 30, 2005 consisted of current foreign income tax expense of approximately $0.4 million and a deferred foreign tax benefit of $0.3 million both of which are related to our UK-based operations.

We recorded net income tax benefit of $1.3 million and net income tax benefit of $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The net income tax expense during the nine months ended September 30, 2006 consisted of current foreign income tax expense of approximately $0.5 million and a deferred foreign tax benefit of $1.8 million both of which are related to our UK-based operations.  The net income tax benefit during the nine months ended September 30, 2005 consisted of current foreign income tax expense of approximately $1.0 million and a deferred foreign tax benefit of $1.2 million both of which are related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the identifiable intangible amortization is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2006 and December 31, 2005, this deferred tax liability was $1.5 million and $3.1 million, respectively.  This deferred tax liability was reduced by $1.4 million as a result of the goodwill and intangible impairment charges recorded.  This deferred tax liability is carried on the books of our United Kingdom subsidiary, and has no impact on our ability to recover our U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

 Our working capital position decreased $1.0 million to a negative $0.6 million as of September 30, 2006 from a positive $0.4 million as of December 31, 2005  The decrease in our working capital position is directly attributable to the $0.8 million increase in current portion of long-term debt at September 30, 2006, in accordance with the repayment schedule associated with our bank debt.  Various fluctuations in other current assets and current liabilities further affect our working capital position.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2005 Annual Report on Form 10-K except as disclosed in note 6 to the condensed consolidated financial statements included in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2006, our principal source of liquidity was $4.5 million in cash and cash equivalents as well as $2.3 million available under our revolving line of credit.  The $2.3 million in availability under our revolving line of credit reflects the reduced availability resulting from standby letters of credit of $0.2 million.  The following table summarizes our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash provided (used) by:
Operating activities	$2,743	$1,028
Investing activities	(530)	(1,183)
Financing activities	(1,692)	(7,435)
Effect of exchange rates	117	(373)
Net cash provided (used)	$638	$(7,963)

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $2.7 million and $1.0 million, respectively.  Net loss plus non-cash operating adjustments was $0.7 million for the nine months ended September 30, 2006 compared to $1.6 million for the nine months ended September 30, 2005.  Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $2.0 million for the nine months ended September 30, 2006 as compared to a decrease in cash of $0.6 million for the nine months ended September 30, 2005.  These fluctuations were primarily attributable to a decrease in amortization expense and the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.

Net cash used by investing activities during the nine months ended September 30, 2006 and 2005 was $0.5 million and $1.2 million.  The cash used for the nine months ended September 30, 2006 related primarily to purchases of property and equipment of $0.4 million and payment of TSE contingent consideration of $0.2 million.  The cash used for the nine months ended September 30, 2005 related primarily to purchase of property and equipment of $0.7 million and net cash outflows of $0.5 million related to the TSE acquisition.

Financing activities in the nine months ended September 30, 2006 and 2005, consisted primarily of principal payments on notes payable and amounts due Evolving Systems U.K. sellers.  During the nine months ended September 30, 2006, we paid $1.8 million in principal payments on the senior term note entered into in November 2005. During the nine months ended September 30, 2005, we paid $7.5 million in payments on obligations resulting from our acquisitions during 2004.  The restructuring of our debt during November 2005 significantly reduced our short-term obligations under our long-term debt arrangements.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•       Our cash and cash equivalents balance at September 30, 2006 of $4.5 million.

•       The availability under our revolving credit facility of $2.3 million at September 30, 2006.

•       Our demonstrated ability to generate positive cash flows from operations.

•       Our backlog as of September 30, 2006 of approximately $12.0 million, including $4.1 million in license fees and services and $7.9 million in customer support.

•       Our planned capital expenditures.

•       Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2006, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  During the nine months ended September 30, 2005, the effect of exchange rate changes resulted in a $0.4 million decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our $6.8 million senior secured term note and $2.0 million outstanding on our revolving credit facility entered into in November 2005.  These obligations are variable interest rate notes based on short-term LIBOR.  Fluctuations in LIBOR affect our interest rates.  Assuming no change in the amounts outstanding, a hypothetical 10% increase in our existing variable interest rates would increase our annual interest expense by approximately $0.1 million.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	September 30, 2006	December 31, 2005
Great British Pound	0.53412	0.58126
Indian Rupee	45.80852	45.04505

	Three months ended
Average rates:	September 30, 2006	September 30, 2005
Great British Pound	0.53356	0.56025
Indian Rupee	46.24360	43.98893

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

Changes in internal control over financial reporting.  During the three and nine months ended September 30, 2006, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various legal proceedings arising in the normal course of business operations. We are currently not engaged in any legal proceedings that would have a material effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors.”

Consolidation in the Communications Industry May Impact our Financial Performance

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally.  These consolidations are causing our existing and potential customers to re-evaluate their OSS solutions and their capital expenditures.  The result of such consolidations may be fewer potential customers requiring OSS solutions as well as combining companies choosing a competitive OSS solution used by one of the combining companies.  In addition, larger communications companies generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.  This negative impact, in turn, could result in noncompliance with certain financial covenants governing our senior secured notes.  We successfully amended our covenants effective June 30, 2006.  However, if we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender in future reporting periods, these violations could result in such notes becoming immediately due and payable.  We can give no assurance that we would be successful in amending the agreements or obtaining a waiver of any covenant violation.

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

Date: November 13, 2006	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)