Form 10-K
period 2006-12-31
EVOLVING SYSTEMS INC
filed 2007-03-15
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐                                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9777 Pyramid Court, Suite 100, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 802-1000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $19.1 million as of June 30, 2006.

The number of shares of Common Stock outstanding was 16,253,153 as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 year.

EVOLVING SYSTEMS, INC.
Annual Report on Form 10-K
For the year ended December 31, 2006
Table of Contents

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”). Included among our more than 40 global customers is the largest wireline carrier, the largest wireless carrier and the largest cable company in North America, as well as two of the world’s largest wireless carriers headquartered outside of North America. We offer software products and solutions in three core areas:

•       numbering solutions products allow carriers to manage their telephone number inventory and number assignment processes. In addition, our solutions include products that comply with government-mandated requirements regarding local number portability;

•       service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; and

•       mediation solutions supporting data collection for both service assurance and billing applications.

Historically, our products have been used to support traditional wireless and wireline network telephony capabilities; however, as a result of our on-going investment in and improvement of our products, we now offer products to carriers to support both their voice and data offerings over Internet Protocol (“IP”) and advanced broadband networks.

We have significantly expanded our portfolio of products as a result of three acquisitions that were made over the periods of November 2003 through November 2004. The first acquisition was CMS Communications, Inc. (“CMS”) in November 2003, where we acquired a network mediation and service assurance solution. Our second acquisition was Telecom Software Enterprises, LLC (“TSE”) in October 2004 where we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning monitoring and testing products. Finally, in November 2004 we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for mediation and service activation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added an activation solution, Tertio™, and a mediation solution, Evident™, to our product portfolio. The consequence of these acquisitions is a significantly expanded product and service capability that now enable us to address a larger portion of our customers’ OSS application needs. Moreover, we have become a global company with development capabilities in three continents and a sales and deployment capability covering nearly all regions of the world. Our customer base includes many of the world’s largest and fastest growing communications carriers. Our customer base includes over 40 customers and support for  over 60 carrier networks in 41 countries. Today, we are well positioned as a provider of OSS solutions with comprehensive systems integration capabilities. These complementary competencies allow us to implement solutions across much of a carrier’s back office, addressing core needs in the complete service fulfillment process.

We report the operations of our business as two operating segments based on revenue type:  license fees/services revenue and customer support revenue. We further report geographic information based upon revenues and long-lived assets in the Americas and all foreign countries.  Further information regarding our operating segments and geographical information is contained in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Founded in 1985, we initially focused on providing custom software development and professional services to a limited number of large telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (“the Telecom Act”), we made a strategic decision to add software products to our established professional services offerings. The outcome of that decision was the creation of a comprehensive product portfolio, of which we are best known for our Local Number Portability and Number Management solutions.

In 2002, we initiated a restructuring plan which, in addition to significant operational cost reductions and greater leverage of offshore development, included the reengineering of our business model to include a product and solutions model. This business model reflected a more balanced mix of products and product enhancements, as well as services, such as integration services to better meet our customers’ back office requirements. We complement this business model with product development investments driven by market research and customer-specific requirements. We license and support solutions which include our products as well as product extensions and integration services.

In 2004 and 2005, with our growing product portfolio and geographic reach, we enhanced our sales model to include both direct and indirect channels. We formed new relationships with network equipment providers and system integrators to extend our reach to new geographical regions as well as help us further penetrate our existing territories.  In 2006, we added more regional partners to help with both local selling and deployments in emerging markets

RECENT DEVELOPMENTS

Leader in Wireless Service Activation

In June 2006, Yankee Group, a top industry research analyst firm, ranked us as the market leader in wireless service activation and one of the top three suppliers in the overall service activation market. The research firm examined the service activation market size and growth, along with the features service providers want in a solution and analyzed the vendor landscape in this competitive market.

NumeriTrack International 3.0

In September 2006, we announced the general availability of our NumeriTrack® number management solution designed for the international markets. The numbering schemes in many international countries vary greatly from the standard 10-digit dialing plan implemented in North America. Consequently, we modified our North American version of NumeriTrack extensively to support the requirements of the various dialing plans implemented around the world. Our NumeriTrack solution is a dedicated number management system that automates and simplifies the storing, assignment, management, analysis and reporting of numbering resources for fixed, mobile and VoIP services. Designed to work alongside existing billing, activation and number portability systems, it enables service providers to have a single, centralized system that speeds up response times, reduces error rates and allows for easier introduction of new technologies and services.

Accelerated Filer Status

Companies considered accelerated filers under Securities Exchange Act Rule 12b-2, are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002, for fiscal years ending on or after November 15, 2004. An accelerated filer is defined as a company that meets the following conditions:

•       Has a common equity public float of $75 million or more as of the last business day of its most recently completed second fiscal quarter;

•       Has been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for a period of at least 12 calendar months;

•       Previously filed at least one annual report pursuant to Section 13(a) or 15(d) of the Exchange Act; and

•       Is not eligible to use Forms 10-KSB and 10-QSB.

As of the last business day of our most recently completed second fiscal quarter, June 30, 2006, our common equity public float was less than $75 million. Therefore, we are not an accelerated filer, as defined in Securities Exchange Act Rule 12b-2, and are not required to comply with the management reporting on internal control over financial reporting for the year ending December 31, 2006 under Section 404. Under current SEC rules, we will be required to provide a report by management assessing the effectiveness of our internal control over financial reporting as of December 31, 2007 and will be required to provide an auditor’s report on internal control over financial reporting as of December 31, 2008.

INDUSTRY DYNAMICS

Historically, telecommunications carriers have operated in a highly regulated environment. Deregulation in many countries has stimulated competition which has led to an increase in the number of telecommunications carriers that operate in a given market. This increase in competition coupled with the emergence of new telecommunications technologies, such as fiber optics, packet-data networks, digital and wireless telephony as well as Internet-based services has created an industry that is in the midst of significant change. Traditional wireline customers are migrating with an increasing frequency to broadband and wireless services requiring network operators to make large capital expenditures in the areas of broadband and wireless infrastructure, as well as new product offerings to differentiate themselves. In response to these market changes, we have broadened our product portfolio through internal R&D, customer-funded initiatives and the acquisition of key new products and technologies. The competitive landscape is continually changing as the communications industry consolidates in almost every geographic market.

OPERATIONS SUPPORT SYSTEMS (“OSS”)

OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as service fulfillment, service assurance, and billing. Service fulfillment encompasses ordering, provisioning and activation as well as inventory systems. Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS. Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service. Carriers use provisioning and activation systems to turn up network service and turn services off and on for new customers, as well as change or add services for existing customers. Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Service assurance systems also allow carriers to track and report on service conditions or outages in order to dispatch the carrier’s large work force for necessary repairs. Carriers use billing systems to collate, manage and report usage information for partner and customer billing. OSS systems typically operate in a 24x7 environment to support the real-time communication networks that are the backbone of the carriers’ service offerings.

Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have either developed their own in-house OSS systems or added new OSS systems from product vendors. These additional OSS systems can be difficult to integrate into the carriers operations. In addition, these various OSS systems often utilize incompatible elements, making interoperability among the systems difficult. These OSS systems are further constrained by the many incremental changes that have been made in order to accommodate new computing and network technologies and new value-added services such as; call waiting, call forwarding and voice mail, broadband data and video. In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work. Despite these difficulties, the carriers have been unable to completely replace existing OSS systems due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS systems, thereby further increasing their complexity and making it more difficult for the systems to interoperate successfully. However, a trend over the past decade has been the replacement of a portion of the carrier’s legacy OSS environment with OSS software packages designed to meet growing complex processes in the areas of service fulfillment, service assurance and billing.

PRODUCT PORTFOLIO

Numbering Solutions

Evolving Systems’ Numbering Solutions product line includes our Local Number Portability (LNP) and Wireless Number Portability (WNP) products as well as our NumeriTrack® number inventory and assignment solution.

LNP and WNP

Our Number Portability software solution enables carriers to comply with U.S. and Canadian mandates for regulations implementing LNP and WNP. For traditional wireline, wireless networks, as well as Internet Protocol (“IP”) networks, this requires service providers to allow customers the ability to retain, or “port”, their phone numbers when changing from one service provider to another. Our LNP software for ordering, provisioning, reporting, testing and exchanging information between carriers is widely used by wireline, wireless and cable service providers and is involved in over 45 percent of all porting transactions in the United States each year. In addition, we developed the initial custom software used by all eight regional Number Portability Administration Centers (NPACs) in North America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our number portability product features and developed other number portability related OSS software products for the wireline, wireless and cable markets. Our full LNP and WNP product line comprises the following collection of products:

•       OrderPath® order entry;

•       NumberManager® network provisioning;

•       LNP DataServer™ data warehousing;

•       PortExchange™ Inter-carrier Communications Processor pre-porting;

•       VeriPort™ NPAC testing;

•       VeriComm™ Inter-carrier Communications Processor testing; and

•       Verify™ product suite for monitoring carriers’ application communications for optimum service assurance.

Number Inventory and Assignment

We developed our NumeriTrack® solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC’s concern that the U.S. was running out of 10-digit telephone numbers. As a result, the FCC designed regulations to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers and specifying rules regarding the assignment and classification of those numbers. The regulations also require regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the “pool” to be reallocated to other carriers. Our NumeriTrack solution, which has been licensed to seven carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers (and cable carriers providing telephony services). Our solution provides inventory management of phone numbers and other assets such as SIM cards and supports inventory assignments and integration with carriers’ existing back-office systems. The NumeriTrack solution also contains features for the inventory of, and assignment logic for, numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of a Voice over Internet Protocol (“VoIP”) service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solution has far-reaching implications for integration with carriers’ existing OSS environments and business processes. In 2006, we completed the work to adapt our NumeriTrack International application for markets outside of the United States.

Our investments in our NumeriTrack solution now allow us to sell and deploy this solution in markets outside of the United States. The resource management and assignment capabilities of NumeriTrack will allow carriers around the globe to acquire and track phone numbers and other logical and physical assets for their products on both traditional and next generation service wireless and wireless networks. The system will efficiently manage those assets through the lifecycle of the service, allowing carriers to spend less in acquiring new resources such as IP addresses, phone numbers and SIM cards, for various products and regions.

Service Activation

Our service activation solution, Tertio™, is employed by carriers to activate new service, including two of the world’s largest wireless carriers. The Tertio application is used by two of world’s largest wireless carriers and some of the world’s most advanced and demanding service providers. Our solution is these carriers’ next-generation solution and is deployed as the service activation engine for over 40 networks around the world. Our Tertio product provides a flexible operating environment and can be used by carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks.

Tertio is an integrated solution comprised of five components:

•       Tertio Service Composer—a modeling tool that simplifies the creation of new services;

•       Tertio Content Connector—a tool used for activation of next-generation services;

•       Tertio Activation Designer—a tool that is designed to speed network feature activation;

•       Tertio Service Activation—the platform that provides scalability and performance, flexibility and a graphical interface; and

•       Tertio Service Verification—a module that allows carriers to verify that the services implemented in the network match those that were in the original service order. By providing this capability, carriers can continually check the accuracy of their order/activation processes.

Our Tertio solution addresses the entire service lifecycle, enabling service providers to better plan, manage and execute the introduction of new services. Tertio allows carriers to introduce new network technologies and eases the burden of integration with existing devices and systems.

Mediation

Our mediation portfolio consists of network data mediation products and billing mediation. The network mediation products include our Traffic Data Management System (“TDMS”), acquired in the CMS acquisition, and our next-generation product Mediation Central™. Our billing mediation product, Evident™, was acquired as part of the Evolving Systems U.K. acquisition.

Billing Mediation

Billing mediation is the process of collecting network usage data and verifying that usage data is accurate, and is a required pre-condition for generating accurate bills for a carrier’s customers. Billing mediation’s importance lies in its ability to provide a systematic point of reliability and assurance between network consumption and the billing system input. Our Evident product supports convergent voice, data, and content services. Evident enables the accurate management of data, allowing reconciliation of data inputs and outputs. In addition, Evident provides support for compliance with relevant regulatory, accounting and data integrity requirements. This product also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident solution can be used by wireline, broadband and wireless carriers and provides carrier-grade support in terms of reliability, performance, and scalability.

As carriers bring new services to market they often need a new mediation process to support those new services. Our Evident solution has been designed with the flexibility to support new service concepts and designs.

Network Assurance and Data Collection Solutions

A common challenge for telecommunications carriers is to create an integration layer between network element (“NE”) devices and the OSS applications that provision, monitor and control these devices. Deploying new devices needed for extending service offerings into the network can therefore be difficult, time consuming and expensive. Our mediation solutions provide a common framework for simplifying the data collection and distribution of critical network data. Our network mediation product, Mediation Central, supports a broad array of technologies that carriers typically deploy in their network. Mediation Central provides support for wireline, broadband, transport and wireless networks. Our Mediation Central product supports both centralized and distributed configurations allowing, for example, carriers to deploy a single solution for all their data collection and distribution needs.

We also offer our TDMS solution, which is designed to automate key business processes and make valuable network data available to select employees in the enterprise, including alarm and fault management, capacity and network planning, data collection, mediation, performance management, service activation, service design and assignment, and service quality analysis. TDMS is installed as the narrowband traffic collection data system in the two largest wireline carriers.

PROFESSIONAL AND INTEGRATION SERVICES

Our Professional and Integration Services team provides expert consulting services and advice for the design, customization, integration and deployment for our Numbering Solutions, Service Activation and Mediation product portfolios. The Professional and Integration Services team works closely with the Product Engineering and Development teams to ensure we are up to date with the latest product developments. These services cover all aspects of the project lifecycle including system architecture and design, component design, development and customization, system integration and testing, deployment and production support, program and project level management, domain and product expertise. Our teams work closely with customers and integration partners and have established close, long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

RESEARCH AND DEVELOPMENT

We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. As discussed in Note 1 in the notes to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K, R&D is expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, we expensed $3.1 million, $1.9 million and $1.1 million, respectively, in research and development costs. The majority of all new R&D investments in 2006 have gone into enhancing our Tertio wireless service activation solution and internationalizing our NumeriTrack inventory and assignment solution.

We focus our product development efforts on identifying specific industry and customer business needs as well as market requirements and then developing solutions that leverage our existing product capabilities. Based upon the identified customer business needs, our research and development efforts comprise a combination of design and development of new products or features to enhance our existing products, and design and development of new product functionality as identified in our product “roadmaps.”  We build investment plans for our three principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

BUSINESS STRUCTURE AND STRATEGY FOR GROWTH

We have developed a combination product solutions business model that leverages our products and strong telecommunications domain expertise with a worldwide work force. This business model combines our U.S. presence and United Kingdom presence with the cost effective offshore development capabilities provided by our Indian subsidiary.

Our strategy for growth revolves around Tertio, our wireless service activation product, and our recently released international version of our NumeriTrack product. We have recently made significant investments in both of these products and will focus on both traditional and emerging markets as we build plans to add significant new functionality to these products. These plans include enhancing and extending the functionality of these platforms to provide a more complete and robust solution set for the activation and number/SIM management for all markets. These investments target growth in the market around wireless and wireline convergence of services on IP networks.

SALES AND MARKETING

The primary objective of our sales and marketing efforts is to identify markets for our products, create appropriate sales collateral and direct our sales force to those carriers likely to need our products and services. Our sales force builds relationships with target carriers and educates both existing and potential carriers about the depth and breadth of our capabilities, experience, product portfolio and the business case for an implementation of our solutions. Our sales and marketing efforts also include a high-level of interaction with existing customers and prospects, participation in relevant industry bodies and trade shows, a website presence, presentations at industry conferences and forums, new releases to the industry and other marketing initiatives. Many of our sales activities are a result of responding to requests for proposals and competitive tenders. The majority of our sales efforts are conducted by direct sales teams. We are increasingly engaging in sales activities with channel and business partners or system integrators such as Alcatel, Siemens and Accenture who have been selected by our customers for larger solution implementations where our products represent a portion of the overall solution. We plan to continue this approach of working with global and local partners and system integrators.

COMPETITION

The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, reduced prices and rapid integration capabilities, and pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications OSS software and services is extremely large. That notwithstanding, we currently hold only a small portion of total market share. Our strict focus on numbering solutions, activation solutions and mediation solutions, has resulted in our achieving a measurable and reasonable market share in those three areas.

Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Neustar. Our principal competitors in activation are Oracle/Metasolv and Comptel. In mediation, we compete with many different companies including Intec, Amdocs and Comptel.

Many of our customers have large internal development organizations, which develop software solutions and provide services similar to our products and services. As a result, our customers often choose to implement their own solutions rather than choosing solutions we offer. In addition, companies such as EDS, Perot and IBM Global Services compete with us for integration work.

We believe that our ability to compete successfully depends on a wide range of factors. We compete by offering quality solutions at a competitive price that are tailored specifically to the customer. Furthermore, once our customer has implemented one of our core software products, we are in a preferable position, in contrast to our competitors, to develop additional functionality or react to changes in our customers’ business needs by offering additional products or services. Many of our customer relationships span five years or more with some extending beyond ten years. We believe these long-term relationships also give us a competitive advantage.

SIGNIFICANT CUSTOMERS

In 2006, approximately 26% of our consolidated revenues came from two unrelated customers in the telecommunications industry, each of which accounted for more than 10% of our consolidated revenues. Of these customers, one is located in the U.S. and the other is located in the U.K.  The loss of either of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. and Canadian patents on elements of our principal LNP OSS products, NumberManager® and OrderPath®.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2006 and 2005, our backlog, as defined, was approximately $13.8 million and $12.6 million, respectively. Our backlog, as defined, at December 31, 2006 is comprised of license fees and services of $4.8 million and customer support of $9.0 million compared to license fees and services of $3.5 million and customer support of $9.1 million at December 31, 2005.

EMPLOYEES

As of December 31, 2006, we employed 227 people including 58 in the United States, 70 in the United Kingdom and 99 in Bangalore, India. Of our worldwide staff, 81% are involved in product delivery, development, support and professional services, 10% in sales and marketing, and 9% in general administration.

AVAILABLE INFORMATION

You can find out more information about us at our Internet website located at www.evolving.com. The information on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.        RISK FACTORS

Risks related to our 2004 Acquisition of Evolving Systems U.K.

We are subject to financial and operating risks associated with global sales and services.

Prior to our acquisition of Evolving Systems U.K. in late 2004, our sales had been limited to customers in the United States and our only operational experience outside the U.S, was with our Indian offshore activities. The acquisition of Evolving Systems U.K. resulted in the addition of significant sales and operations outside the U.S., including Europe, Asia and Africa. Our failure to manage our sales and operations on a global basis could harm our business and operating results. Our business outside the U.S. is subject to financial and operating risks including:

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

In partial consideration for our acquisition of Evolving Systems U.K., we made a cash payment of $11.0 million, issued 966,666 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), issued a short-term secured note with a principal amount of $4.0 million bearing interest at 5.5% per annum and issued long-term secured notes with an aggregate principal amount of approximately $11.9 million bearing interest initially at 11% per annum (increasing to 14% on the second anniversary). The short-term secured note was paid in full as of June 30, 2005.

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

The holders of the Series B Preferred Stock are entitled to vote on any matters presented to our stockholders together with the holders of common stock. While each share of Series B Preferred Stock initially converts into three shares of our common stock, each such share of Series B Preferred Stock is only entitled to approximately 2.26 votes in order to comply with certain voting rights rules promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”) relating to the fact that the Series B Preferred Stock was issued at a discount to market on the date of issuance. As of the record date, the holders of the Series B Preferred Stock were entitled to an aggregate of approximately 2,184,665 votes on all matters presented to the holders of common stock based on their ownership of the Series B Preferred Stock. The Series B Preferred Stock is voluntarily convertible into our common stock at anytime at the option of the holders thereof, at which time each such share of common stock will be entitled to one vote per share.

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

If we cannot keep the registration of the Series B Preferred Stock effective, the Series B Preferred Stock could become mandatorily redeemable. Currently, the Series B Preferred Stock is classified as non-permanent equity since the events that would require its redemption have not occurred. If we fail to maintain the effectiveness of the related registration statement, at the holders’ option the Series B Preferred Stock would become mandatorily redeemable and the instrument would be reclassified as a liability. Upon reclassification, the Series B Preferred Stock would be re-measured at its then current fair value and the difference between its fair value and redemption price would be charged to additional paid-in capital. Such a charge to equity may negatively impact the price of our common stock. Subsequent changes to the fair value of this instrument would be recognized in earnings, as a charge or income, and such amounts could be significant and unpredictable.

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

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Fluctuations in operating results may result in volatility of the price of our common stock. These quarterly and annual fluctuations may result from a number of factors, including:

•       the size of new contracts and when we are able to recognize the related revenue;

•       our rate of progress under our contracts;

•       consolidation in the communications market;

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

In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems. It is difficult managing development staff over multiple time zones. We are currently experiencing a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

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

Consolidation in the communications industry may impact our financial performance

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally. These consolidations are causing our existing and potential customers to re-evaluate their OSS solutions and their capital expenditures. These consolidations have caused us to lose customers and may result in fewer potential customers requiring OSS solutions in the future. In addition, combining companies may choose a competitive OSS solution used by one of the combining companies. As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles. Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance. All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter. This negative impact, in turn, could result in noncompliance with certain financial covenants governing our senior secured notes. We successfully amended our covenants effective June 30, 2006, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  However, if we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender in future reporting periods, these violations could result in such notes becoming immediately due and payable. We can give no assurance that we would be successful in amending the agreements or obtaining a waiver of any covenant violation.

We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business.

In the past, and currently, we earn a significant portion of our revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of our customer base through our recent acquisitions, but, as noted above, consolidation in the industry continues. The loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could harm our business and operating results.

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

Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Purchasing delays and pricing pressures associated with these changes are common.. In addition, the U.S. communications industry is still recovering from an industry downturn which began in 2000, and many of the companies in the communications industry have kept capital expenditures at historically low levels in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases. The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

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

Percentage-of-completion accounting used for most of our projects can result in overstated or understated profits or losses

The revenue for most of our contracts is accounted for on the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenues and profits to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

The industry in which we compete is subject to rapid technological change. If we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer.

The market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. In addition, “internationalizing” products that we have developed for our U.S. customer carriers is a complex process. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur. We may not be able to successfully identify new product opportunities or achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, we may lose customers and our sales may deteriorate.

The market for our number portability products is mature in the U.S. and we may not be able to successfully develop new products to remain competitive.

The market for our number portability products is mature in the U.S. and we may not be able to successfully identify new product opportunities in the U.S. or abroad or achieve market acceptance of new products brought to the market. Many of the wireless carriers in the U.S. selected solutions from our competitors and it is unclear how many new opportunities there will be with these carriers. If we are unable to identify new product opportunities in the U.S. or areas outside of the U.S., sales and profit growth would be adversely affected.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the LNP and WNP market include Telcordia Technologies, Inc., Syniverse Technologies and Tekelec. Our principal competitors in activation are Oracle (as a result of its recent acquisition of Metasolv) and Comptel. In mediation, we compete with many different companies with no single dominant competitor. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. In addition, our stock option plan terminated on January 18, 2006 and under Nasdaq rules we will be required to obtain stockholder approval to establish a new equity compensation plan. If we are unsuccessful in obtaining this approval, our ability to attract or retain employees may be harmed. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to develop new products, to complete our projects and secure new contracts.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have U.S. and Canadian patents on elements of our LNP products, NumberManager® and OrderPath®, and U.S. patents on elements of our OmniPresenceServer™ . In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate or others may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.

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

We face special risks associated with doing business in highly corrupt environments.

Our international business operations include projects in developing countries and countries torn by conflict. To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind. In particular, we may be held liable for actions taken by our local partners and agents, even though such parties are not always subject to our control. Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business. While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA inadvertently and thus negatively impacting our business.

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

We continue to review our material internal control systems, processes and procedures for compliance with the requirements of Section 404. Such a review may result in the identification of material weaknesses in our internal controls. Disclosures of material weaknesses in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have material weaknesses in our internal control over financial reporting it may negatively impact our business, results of operations and reputation.

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

Upon the expiration of our stock option plan on January 18, 2006, we had approximately 1.2 million authorized and unreserved shares of common stock available for issuance. We are, therefore, limited in our ability to issue shares of common stock which may hinder our ability to raise capital, use our common stock as currency for future acquisitions or increase the number of shares of common stock available for issuance under our stock option plan to attract or retain key employees. To increase our authorized shares of common stock requires the approval of the stockholders owning a majority of our then issued and outstanding shares of common stock. Our last two attempts to obtain stockholder approval to increase the number of our authorized shares of common stock have been unsuccessful due to lower than required stockholder participation. At our 2007 Annual Stockholders’ Meeting, we will be requesting stockholder approval to increase our authorized shares of common stock but there can be no guarantee that we will be successful.

Failure to maintain our Nasdaq listing could adversely impact the liquidity of our common stock.

The trading price for our common stock has been volatile, and we cannot assure our investors that the trading price will not decline, possibly below $1.00. If our stock price remained below the minimum bid price of $1.00 for 30 consecutive business days, it would result in the Nasdaq initiating de-listing procedures for our stock. We would be required to disclose publicly on a Form 8-K the commencement of any de-listing procedures or receipts of any notices relating to failure to meet Nasdaq listing standards, and any such disclosure might negatively impact our stock price. If Nasdaq were to initiate delisting procedures, we would have a period of 180 calendar days from receiving notice from Nasdaq to achieve compliance with the listing requirements. If we do not achieve compliance during this period, we would be afforded an additional 180 day compliance period if we demonstrated that we met the criteria for initial listing set forth in Marketplace Rule 4310(c) (except for the bid price requirement set forth in Rule 4310(c)(4)) on the last day of the first compliance period. Compliance can be achieved during any compliance period by meeting the minimum $1.00 bid price for 10 consecutive business days. Compliance with the $1.00 minimum bid price would terminate the NASDAQ de-listing procedures.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease office space at various locations which are shown below.  We sublease a portion of our space in our Columbus, Ohio office.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	35,938	5/31/07
Columbus, Ohio	15,335	10/31/07
Bath, England	5,100	9/26/10
London, England	7,765	3/24/10
Bangalore, India	1,575	2/14/07
Bangalore, India	5,814	2/8/07
Bangalore, India	2,186	4/1/07
Bangalore, India	1,552	Month-to-month
Bangalore, India	1,725	4/21/07
Munich, Germany	732	Month-to-month
Kuala Lumpur, Malaysia	150	6/30/07

ITEM 3.                LEGAL PROCEEDINGS

During the fourth quarter of 2006, a previous software vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement. While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and will vigorously defend this claim.

We are involved in various other legal matters arising in the normal course of business. We do not believe that any such matters are probable of loss or will have a material impact on our results of operations and financial position.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly through the Nasdaq National Market under the symbol “EVOL” on May 12, 1998. Prior to that date, there was no public market for our common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 1, 2007 was $1.87 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	$2.96	$1.96	$4.32	$2.26
Second Quarter	$2.06	$1.25	$3.18	$1.74
Third Quarter	$1.44	$0.92	$2.86	$1.86
Fourth Quarter	$1.38	$1.00	$2.28	$1.67

As of March 1, 2007, there were approximately 163 holders of record of our common stock.

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

The graph below matches Evolving Systems, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ Wilshire MicroCap Software Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2006, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Results for 2004 include amounts related to the acquisition of Evolving Systems U.K. from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004. Results for 2003 include amounts related to the acquisition of CMS from the purchase date of November 3, 2003 to December 31, 2003.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Revenue	$33,833	$39,452	$26,342	$27,973	$22,963
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	13,036	16,070	12,936	11,346	17,019
Sales and marketing	8,962	9,643	4,412	2,940	4,907
General and administrative	5,138	6,818	5,085	3,494	5,420
Product development(1)	3,072	1,921	1,066	2,043	1,209
Depreciation	1,169	1,443	1,152	1,182	1,771
Amortization(2)	2,511	5,215	1,667	130	—
Impairment of goodwill and intangible assets(3)	16,516	—	—	—	—
Restructuring and other expense(4)	(21)	(49)	(15)	(9)	5,079
Income (loss) from operations	(16,550)	(1,609)	39	6,847	(12,442)
Interest and other, net	(1,837)	(1,692)	87	191	35
Income tax expense (benefit)	(1,604)	(396)	(298)	167	—
Net income (loss)	(16,783)	(2,905)	424	6,871	(12,407)
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock(5)	—	—	3,306	—	—
Net income (loss) available to common stockholders	$(16,783)	$(2,905)	$(2,882)	$6,871	$(12,407)
Basic income (loss) available to common stockholdersper common share	$(0.88)	$(0.16)	$(0.18)	$0.48	$(0.93)
Diluted income (loss) available to common stockholdersper common share	$(0.88)	$(0.16)	$(0.18)	$0.43	$(0.93)
Weighted average basic shares outstanding	19,100	18,695	16,307	14,205	13,295
Weighted average diluted shares outstanding	19,100	18,695	16,307	16,139	13,295
Working capital (deficiency)(6)	$803	$447	$(3,343)	$13,836	$3,528
Total assets(7)	51,338	67,398	86,601	41,701	24,765
Long-term debt, net of current portion	11,370	14,373	11,959	183	141
Series B convertible redeemable preferred stock	11,281	11,281	11,281	—	—
Stockholders’ equity(8)	$10,158	$22,124	$29,314	$26,473	$5,891

(1)          In 2004 and 2003, we expensed $90,000 and $233,000, respectively, of in-process research and development associated with the acquisitions of Evolving Systems U.K. and CMS.

(2)          With the acquisition of Evolving Systems U.K. and TSE, intangible asset amortization has become a significant expense and is now being shown separately on the statements of operations. Amortization expense for the year ended December 31, 2003 of $130,000 has been reclassified to conform to the current period’s presentation.

(3)          In 2006, we recognized an impairment of $16.5 million on goodwill and amortizable intangible assets related to our L&S operating segment.

(4)          In 2002, we incurred $5.1 million in restructuring and other expenses related to our headcount reduction; headquarters lease restructure, satellite office closures and asset impairments.

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

(7)          The decrease in total assets from 2004 to 2005 and 2005 to 2006 is primarily due to impairment of intangible asset, amortization of intangible assets, goodwill impairment, adjustments to goodwill related to the acquisitions of TSE and Evolving Systems U.K., foreign currency translation adjustments and use of cash to pay short-term obligations owed as a result of the acquisitions of TSE and Evolving Systems U.K.

(8)          The decrease in equity from 2005 to 2006 is primarily a result of the impairment of goodwill and intangible assets recorded during 2006.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving India, Evolving Systems U.K. and TSE, and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

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

We acquired TSE in October 2004 and Evolving Systems U.K. in November 2004. These acquisitions were accounted for as purchase business combinations is accordance with generally accepted accounting principles and their results of operations were combined with Evolving Systems from the acquisition date forward. Therefore, the results of operations for the year ended December 31, 2004 reflect the results of operations for TSE and Evolving Systems U.K. from October 2004 and November 2004, respectively, through December 31, 2004.

Implementation of SFAS 123R

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Prior to January 1, 2006, we applied the intrinsic-value-based method in accounting for employee stock-based compensation arrangements and the fair value method only for disclosure purposes. Under these methods, stock-based compensation costs were not recorded in the financial statements but were disclosed in the notes to the financial statements together with pro forma disclosure of earnings and earnings per share based upon the fair value method of accounting for stock-based compensation. Because the fair value recognition provisions of SFAS 123R require recognition of stock-based compensation expense in the financial statements, the application of SFAS 123R negatively impacted our results of operations. For the year ended December 31, 2006, we recorded $0.8 million of stock-based compensation expense associated with our stock option and employee stock purchase plans which were allocated to the various expense line items within our statements of operations. As we previously applied the fair value method for disclosure purposes only, we believe the disclosures in previously issued reports are reasonably comparable to current period recorded expenses except for the requirement to now estimate forfeitures in the amount of compensation expense recognized, as compared to recording forfeitures as they occurred in our prior period pro forma disclosures. As of December 31, 2006, there were $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.4 years. The following table summarizes the stock-based compensation expenses recorded in the statements of operations (in thousands).

For the Year Ended December 31, 2006
Cost of license fee and services, excluding depreciation and amortization	$57
Cost of customer support, excluding depreciation and amortization	8
Sales and marketing	183
General and administrative	513
Product development	47
$808

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

Cost Reductions

During 2005, we implemented a number of cost reducing strategies targeted at integrating our 2004 acquisitions, including identification of several duplicative roles that were eliminated following these acquisitions. In July 2005, we undertook cost reduction measures that involved an additional 10% reduction in our workforce, including individuals at all levels of our U.S. and U.K. operations. We recorded severance costs of $845,000 during 2005 related to these cost reductions. In addition, we transitioned Evolving Systems U.K. third-party software development to our offshore development team in our India subsidiary. We have continued to increase utilization of our Evolving Systems India subsidiary which now employs approximately 100 people.

Net of the impairment of goodwill and intangible assets, our costs of revenue and operating expenses decreased $7.2 million, or 18%, to $33.9 million for the year ended December 31, 2006 from $41.1 million for the year ended December 31, 2005. These cost reduction measures account for a significant portion of the decrease in our costs of revenue and operating expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Our intangible amortization decreased $2.7 million over these periods as certain of our intangible assets from our acquisitions became fully amortized and/or were written down as a result of impairment at June 30, 2006. Stock-based compensation costs of $0.8 million resulting from the implementation of SFAS 123R partially offset these decreases in expense.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Year Ended December 31,			For the Year Ended December 31,
	2006	2005	Change	2005	2004	Change
Revenue:
License fees and services	$15,883	$19,779	$(3,896)	$19,779	$11,074	$8,705
Customer support	17,950	19,673	(1,723)	19,673	15,268	4,405
Total revenue	33,833	39,452	(5,619)	39,452	26,342	13,110
Costs of revenue and operating expenses:
Costs of license fees and related services, excluding depreciation and amortization	7,342	9,491	(2,149)	9,491	5,866	3,625
Costs of customer support, excluding depreciation and amortization	5,694	6,579	(885)	6,579	7,070	(491)
Sales and marketing	8,962	9,643	(681)	9,643	4,412	5,231
General and administrative	5,138	6,818	(1,680)	6,818	5,085	1,733
Product development	3,072	1,921	1,151	1,921	1,066	855
Depreciation	1,169	1,443	(274)	1,443	1,152	291
Amortization	2,511	5,215	(2,704)	5,215	1,667	3,548
Impairment of goodwill and intangible assets	16,516	—	16,516	—	—	—
Restructuring and other expense (recovery)	(21)	(49)	28	(49)	(15)	(34)
Total costs of revenue and operating expenses	50,383	41,061	9,322	41,061	26,303	14,758
Income (loss) from operations	(16,550)	(1,609)	(14,941)	(1,609)	39	(1,648)
Interest income	160	116	44	116	304	(188)
Interest expense	(1,992)	(1,636)	(356)	(1,636)	(301)	(1,335)
Gain (loss) on foreign exchange transactions	(5)	(172)	167	(172)	84	(256)
Income (loss) before income taxes	(18,387)	(3,301)	(15,086)	(3,301)	126	(3,427)
Income tax benefit	(1,604)	(396)	(1,208)	(396)	(298)	(98)
Net income (loss)	(16,783)	(2,905)	(13,878)	(2,905)	424	(3,329)
Beneficial conversion feature	—	—	—	—	3,306	(3,306)
Net loss available to common stockholders	$(16,783)	$(2,905)	$(13,878)	$(2,905)	$(2,882)	$(23)

Revenue

Revenue is comprised of license fees and services and customer support. License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work. Customer support revenue includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees. Warranty fees are typically bundled with a license sale and the related revenue, based on vendor specific objective evidence (“VSOE”), is deferred and recognized ratably over the warranty period. The following table presents our revenue by product line (in thousands).

	For the Years Ended December 31,
	2006	2005	2004
Activation	$16,717	$18,868	$3,252
Numbering solutions	12,006	15,336	19,048
Mediation	5,110	5,248	4,042
	$33,833	$39,452	$26,342

License Fees and Services

License fees and services revenue decreased 20% or $3.9 million to $15.9 million for the year ended December 31, 2006 compared to $19.8 million for the year ended December 31, 2005. The decline was a result of a decrease of $1.8 million in revenue from our activation products and a decrease of $2.1 million in revenue from our numbering solutions products. The decline in activation products revenue was due to fewer license sales resulting from industry consolidation, competitive pressures and longer customer purchasing cycles. The decline in numbering solutions license fees and services revenue was due to the maturity of the narrowband numbering solutions market in the U.S.

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

Customer Support

Customer support revenues decreased 9% or $1.7 million to $18.0 million for the year ended December 31, 2006 from $19.7 million for the year ended December 31, 2005. The decrease in customer support revenue included a decrease of $0.3 million in our activation products, a decrease of $1.2 million from our numbering solutions products and a decrease of $0.2 million in our mediation products. The decrease in activation revenue is a result of pricing pressures on support contract renewals. The decrease in the numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S. The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.

Customer support revenues increased 29% or $4.4 million to $19.7 million for the year ended December 31, 2005 from $15.3 for the year ended December 31, 2004. This increase is due to increased revenue from the support of activation products acquired in the Evolving Systems U.K. acquisition, which is partially offset by lower revenue from the numbering solutions products. Industry consolidation and price reductions for mature and stable products accounted for the decline in numbering solutions customer support revenue during 2005.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $13.0 million, $16.1 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 23% or $2.1 million to $7.3 million for the year ended December 31, 2006 from $9.5 million for the year ended December 31, 2005. The decrease was due to decreased revenue as well as cost savings from our 2005 cost saving initiatives. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 46% for the year ended December 31, 2006 from 48% for the year ended December 31, 2005. This decrease was due to cost savings as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of revenue for license fees and services increased 62% or $3.6 million to $9.5 million for the year ended December 31, 2005 from $5.9 million for the year ended December 31, 2004. The increase was primarily due to higher employee related costs to support the increased volume of license and services projects as a result of the Evolving Systems U.K. acquisition, as well as additional costs associated with maintaining international offices. This increase was offset by savings generated from our continued investment in our offshore development in Bangalore, India. Cost of license fees and services were 48% of license fees and services revenue for the year ended December 31, 2005 as compared to 53% for the year ended December 31, 2004. This reduction of cost as a percentage of revenue was a result of the cost reductions implemented during 2005 which are discussed above as well as lower costs resulting from the increased utilization of our Bangalore offshore development subsidiary.

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 13% or $0.9 million to $5.7 million for the year ended December 31, 2006 from $6.6 million for the year ended December 31, 2005. The decrease was due to reduced revenue as well as cost savings. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 32% for the year ended December 31, 2006 from 33% for the year ended December 31, 2005. This decrease was primarily due to cost reductions as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Costs of revenue for customer support decreased 7% or $0.5 million to $6.6 million for the year ended December 31, 2005 from $7.1 million for the year ended December 31, 2004. This decrease results from savings realized from higher utilization of our offshore development team in India, partially offset by higher employee related cost to support more products as a result of our acquisitions of TSE and Evolving Systems U.K. Costs of customer support were 33% of customer support revenue for the year ended December 31, 2005 compared to 46% for the year ended December 31, 2004. This decrease was the result of the cost reductions implemented during 2005 which are discussed above.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs including bonuses and commissions, other employee related costs, travel expenses, advertising and occupancy expenses. Sales and marketing expenses decreased 7% or $0.7 million to $9.0 million for the year ended December 31, 2006 from $9.6 million for the year ended December 31, 2005. Cost saving measures targeted at reducing the number of U.S. sales personnel were somewhat offset by sales and marketing investments made in Asia and Central and Latin America as well as stock-based compensation expenses recorded during the year ended December 31, 2006. As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2006 and 2005, increased to 26% from 24%, respectively. This increase was a result of decreased revenue without proportional decreases in sales and marketing expenses during the year ended December 31, 2006 as compared to the same period in 2005.

Sales and marketing expenses increased 119% or $5.2 million to $9.6 million for the year ended December 31, 2005 from $4.4 million for the year ended December 31, 2004. Sales and marketing expenses as a percentage of total revenue increased to 24% in 2005 compared to 17% in 2004. These increases were primarily a result of additional costs associated with having an international sales force, increased expenses related to expanded headcount for sales initiatives designed to penetrate new markets and higher advertising and marketing costs to introduce the combined company’s products and offerings into new regional markets.

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management. General and administrative expenses decreased 25% or $1.7 million to $5.1 million for the year ended December 31, 2006 from $6.8 million for the year ended December 31, 2005. As a percentage of total revenue, general and administrative expenses for the year ended December 31, 2006 and 2005, decreased to 15% from 17%, respectively. These decreases were primarily a result of cost saving measures and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the year ended December 31, 2006. As part of the reduction in professional fees, we did not incur any professional fees during 2006 for compliance efforts related to the Sarbanes-Oxley Act. Under the requirements of the Sarbanes-Oxley Act, we will be required to provide a report by management assessing the effectiveness of our internal control over financial reporting for the year ended December 31, 2007. We expect this will result in an increase in professional fees during 2007 and subsequent years.

General and administrative expenses increased 34% or $1.7 million to $6.8 million for the year ended December 31, 2005 from $5.1 million for the year ended December 31, 2004. This increase was primarily due to additional costs from Evolving Systems U.K. In addition, we incurred increased expenses related to audit and tax services as a result of being a larger, international company as well as increased professional services in the U.S. related to initiating the documentation of internal controls that will be required under the Sarbanes-Oxley Act. As a percentage of total revenue, general and administrative expenses declined to 17% in 2005 from 19% in 2004. This decline is attributable to the cost reductions implemented during 2005 which are discussed above.

Product Development

Product development expenses consist primarily of employee-related costs for product development and the write-off of in-process research and development during 2004. Product development expenses increased 60% or $1.2 million to $3.1 million for the year ended December 31, 2006 from $1.9 million for the year ended December 31, 2005. As a percentage of total revenue, product development expenses increased to 9% in 2006 from 5% in 2005. These increases were due to costs incurred to “internationalize” our NumeriTrack product as well as costs attributable to product enhancements during 2006.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expenses decreased 19% or $0.3 million to $1.2 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005. This decrease is a result of certain assets becoming fully depreciated.

Depreciation expenses increased 25% or $0.3 million to $1.4 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004. This increase was directly attributable to depreciation of property and equipment acquired in the TSE and Evolving Systems U.K. acquisitions.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K. Amortization expenses decreased 52% or $2.7 million to $2.5 million for the year ended December 31, 2006 from $5.2 million for the year ended December 31, 2005. This decrease was attributable to certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets during 2006.

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

Impairment of Goodwill and Intangible Assets

We recorded a goodwill impairment of $10.9 million related to impairment of our License Fees and Services operating segment during 2006. Continued pricing pressures and consolidation in the telecommunications industry negatively impacted our achievement of forecasted revenues associated with the acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004. The market price of our common stock declined as a result of our operating results. Based upon these events, we determined that a triggering event had occurred and we conducted a goodwill impairment analysis as of June 30, 2006. This goodwill impairment analysis resulted in the $10.9 million goodwill impairment charge. We estimated the fair value of each reporting unit using the expected present value of future cash flows and other market factors.

As a result of the events that led to a triggering event related to the goodwill impairment, we first reviewed intangible assets in accordance with SFAS 144. An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets. This review indicated that $5.6 million of intangible assets related to our License Fees and Services and Customer Support operating segments were impaired. The impaired intangible assets were purchased software, purchased licenses and customer relationships which were acquired through our acquisitions of Evolving Systems U.K., CMS and TSE. As a result of the impairment of intangible assets, our future amortization expense will be lower than originally projected by the amount of the $5.6 million impairment charge.

Interest Income

Interest income includes interest income earned on cash and cash equivalents. Interest income for the year ended December 31, 2006 increased $44,000 as compared to the year ended December 31, 2005 as a result of higher cash and cash equivalents balances.

Interest income for the year ended December 31, 2005 decreased 62% or $0.2 million to $0.1 million as compared to the year ended December 31, 2004 as a result of lower balances of cash and cash equivalents.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs. Interest expense for the year ended December 31, 2006 increased $0.4 million to $2.0 million as compared to $1.6 million for the year ended December 31, 2005. This increase was a result of higher variable interest rates on our senior debt obligations and increased amortization of debt issuance costs.

Interest expense for the year ended December 31, 2005 increased $1.3 million to $1.6 million as compared to the year ended December 31, 2004 as a result of the debt incurred in connection with the acquisitions of TSE and Evolving Systems U.K.

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists primarily of realized foreign currency transaction gains and losses. Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary. Foreign currency transaction loss decreased $0.2 million to $5,000 for the year ended December 31, 2006 compared to $0.2 million the year ended December 31, 2005. These losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Gain (loss) on foreign exchange transactions decreased $0.3 million to a $0.2 million loss for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily attributable to realized foreign currency transaction losses of $0.2 million during 2005 compared to realized transaction gains of $0.1 million during 2004. These gains and losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Income Tax Benefit

We recorded net income tax benefit of $1.6 million, $0.4 million and $0.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. The U.S. has net operating loss carryforwards of $49.5 million which are used to offset any U.S. tax liability. Our tax expense or benefit relate to our U.K-based subsidiary.

The net income tax benefit for the year ended December 31, 2006 of $1.6 million related primarily to our U.K.-based operations and consisted of current income tax expense of $0.3 million and a deferred tax benefit of $1.9 million. During 2006, we recorded a $224,000 current tax benefit for research and development expenses related to a change in estimate based on our as filed 2005 tax return for Evolving Systems U.K. The deferred tax benefit of $1.9 million relates primarily to amortization expense on intangible assets.

The net income tax benefit for the year ended December 31, 2005 of $0.4 million related primarily to our U.K.-based operations and consisted of current income tax expense of $0.8 million and a deferred tax benefit of $1.2 million.

The net income tax benefit for the year ended December 31, 2004 of $0.3 million related primarily to our U.K.-based operations and consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.6 million.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of December 31, 2006 and 2005, this deferred tax liability was $1.5 million and $3.1 million, respectively. The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

A full valuation allowance was recorded against our U.S. net deferred tax assets as of December 31, 2006 and 2005 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. Our assessment of the realizability of our domestic deferred tax assets was made using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies.

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

FINANCIAL CONDITION

Our working capital position of $0.8 million at December 31, 2006 reflects an increase of $0.4 million from our working capital position of $0.4 million December 31, 2005. Our working capital position increased despite a $1.0 million prepayment on our senior note payable and a $1.0 million increase in the current portion of long-term debt, in accordance with the repayment schedule associated with our senior note payable. The $1.0 million prepayment resulted from the amendment of our senior debt agreements at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through a combination of cash flow from operations and equity transactions. At December 31, 2006, our principal source of liquidity was $5.1 million in cash and cash equivalents and $2.5 million of unused availability under a revolving credit facility. The revolving credit facility is available through November 2010.

Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $3.4 million, $0.4 million and $4.3 million, respectively. Net income (loss) plus non-cash operating adjustments was $2.6 million for 2006, $4.0 million for 2005 and $2.7 million for 2004. Changes in operating assets and liabilities reflected a net increase in cash from operating activities in 2006 of $4.4 million and a decrease of $5.3 million in 2005 from 2004. These fluctuations were primarily attributable to the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.

Net cash used by investing activities was $0.6 million, $1.4 million and $11.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we purchased $0.5 million in property and equipment to support operations and paid additional cash consideration to the TSE sellers of approximately $0.2 million. During 2005, we purchased $0.8 million in property and equipment to support operations, paid additional cash consideration to the TSE sellers of approximately $0.8 million, including $0.3 million which was accrued as of December 31, 2004, and received $0.1 million in settlement of pre-acquisition contingencies from the Evolving U.K. acquisition.  Cash used in 2004 for investing activities consisted of $1.2 million in property and equipment purchases and $10.5 million associated with the purchase of TSE and Evolving Systems U.K.

Net cash used in financing activities was $1.9 million and $5.9 million for the years ended December 31, 2006 and 2005, respectively, compared to net cash provided by financing activities of $0.5 million for the year ended December 31, 2004. The net cash used during 2006 of $1.9 million included $2.0 million in principal payments on our senior debt facility. During 2005, we paid $16 million toward reduction of our obligations incurred in connection with the TSE and Evolving Systems U.K. acquisitions which included a debt restructuring prepayment of $8.5 million to the Evolving Systems U.K. sellers. This prepayment was funded through proceeds obtained from an $8.5 million senior note payable that matures in November 2010. We restructured the remaining $4.9 million in debt obligations to the Evolving Systems U.K. sellers. The addition of the senior note payable and restructuring of the Evolving Systems U.K. seller debt reduced our scheduled principal payments through December 31, 2007, from approximately $12.0 million to $3.0 million.  In addition, we obtained a $4.5 million senior revolving credit facility in November 2005 which required a minimum draw down of $2.0 million.

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

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•       Our cash and cash equivalents balance at December 31, 2006 of $5.1 million;

•       The availability under our revolving credit facility of $2.5 million at December 31, 2006;

•       Our demonstrated ability to generate positive operating cash flows;

•       Our backlog of approximately $13.8 million, including $4.8 million in license fees and services and $9.0 million in customer support at December 31, 2006;

•       Our planned capital expenditures; and

•       Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the year ended December 31, 2006, the effect of exchange rate changes resulted in a $0.4 million increase to consolidated cash. For the year ended December 31, 2005, the effect of exchange rate changes resulted in a $0.6 million reduction of consolidated cash. During the year ended December 31, 2004, the effect of exchange rate changes resulted in a $0.3 million increase to consolidated cash. We do not currently hedge our foreign currency exposure, but we intend to monitor the rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

On June 30, 2006, we amended our Minimum Trailing Twelve Months EBITDA and Fixed Charge Coverage Ratio covenants related to our senior credit facility. As part of this amendment, we made a prepayment of principal on our senior note payable in the amount of $1.0 million. See Note 5 to the Consolidated Financial Statements for additional information on the covenant amendments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2006, which are comprised of a capital lease, operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made (in thousands).

	Payments due by period
	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt	$13,370	$2,000	$4,500	$6,870	$—
Interest on debt(1)	6,658	795	802	5,061	—
Capital lease	77	42	35	—	—
Operating leases	2,139	952	930	257	—
Total commitments	$22,244	$3,789	$6,267	$12,188	$—

(1)          Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2006 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2006 will remain unchanged in future periods.

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

The majority of our license fees and services revenue is generated from fixed-price contracts which provide for licenses to our software products and services.  Generally, when the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. Since estimated direct labor hours and project costs, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed by management regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. During the year ended December 31, 2006, we recorded an impairment of goodwill. See Note 3 to the Consolidated Financial Statements for further details.

Intangible Assets

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded and the amount could be material. We recorded an impairment of intangible assets during the year ended December 31, 2006. See Note 3 to the Consolidated Financial Statements for further details.

Capitalization of Internal Software Development Costs

We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software R&D costs during the years ended December 31, 2006, 2005, or 2004. In addition, we did not have any capitalized internal software R&D costs included in our December 31, 200 and 2005 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

Stock-based Compensation

We adopted SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the modified prospective method of adoption, we are required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. From January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008. We are currently assessing the impact of SFAS 159.

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

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels. We are exposed to interest rate risk related to our senior secured term note and senior revolving credit facility entered into in November 2005. These obligations are variable interest rate notes based on short-term LIBOR. Fluctuations in LIBOR affect our interest rate risk. Assuming no change in the amounts outstanding, a hypothetical 10% increase in our existing variable interest rates would increase our annual interest expense by approximately $0.1 million.

We are exposed to fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as revenues and related accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2006	2005
Great British pound	0.51069	0.58126
Indian rupee	44.11116	45.04505

	For the Years Ended December 31,
Average rates:	2006	2005
Great British pound	0.543739	0.54989
Indian rupee	45.15648	44.14848

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk. To the extent that translation and transaction gain and losses become significant, we will consider various options to reduce this risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Evolving Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 8 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

KPMG LLP

Denver, Colorado
March 14, 2007

EVOLVING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,076	$3,883
Current portion of restricted cash	300	—
Contract receivables, net of allowance for doubtful accounts of $70 and $48 at December 31, 2006 and 2005, respectively	9,206	10,766
Unbilled work-in-progress	1,064	1,147
Deferred foreign income taxes	15	5
Prepaid and other current assets	1,686	1,335
Total current assets	17,347	17,136
Property and equipment, net	1,349	1,775
Amortizable intangible assets, net	6,155	13,350
Goodwill	26,027	34,073
Long-term restricted cash	—	300
Other long-term assets	460	764
Total assets	$51,338	$67,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$37	$34
Current portion of long-term debt	2,000	1,000
Accounts payable and accrued liabilities	4,428	6,001
Unearned revenue	10,079	9,654
Total current liabilities	16,544	16,689
Long-term liabilities:
Capital lease obligations, net of current portion	34	71
Other long-term obligations	749	83
Long-term debt, net of current portion	11,370	14,373
Deferred foreign income taxes	1,202	2,777
Total liabilities	29,899	33,993
Commitments and contingencies (Note 11)
Series B convertible redeemable preferred stock	11,281	11,281
Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 966,666 shares of Series B issued and outstanding (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 16,233,646 and 6,137,821 shares issued and outstanding as of December 31, 2006 and 2005, respectively	16	16
Additional paid-in capital	68,825	67,891
Accumulated other comprehensive income (loss)	1,466	(2,417)
Accumulated deficit	(60,149)	(43,366)
Total stockholders’ equity	10,158	22,124
Total liabilities and stockholders’ equity	$51,338	$67,398

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Years Ended December 31,
	2006	2005	2004
REVENUE
License fees and services	$15,883	$19,779	$11,074
Customer support	17,950	19,673	15,268
Total revenue	33,833	39,452	26,342
COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	7,342	9,491	5,866
Costs of customer support, excluding depreciation and amortization	5,694	6,579	7,070
Sales and marketing	8,962	9,643	4,412
General and administrative	5,138	6,818	5,085
Product development	3,072	1,921	1,066
Depreciation	1,169	1,443	1,152
Amortization	2,511	5,215	1,667
Impairment of goodwill and intangible assets	16,516	—	—
Restructuring and other expenses (recovery)	(21)	(49)	(15)
Total costs of revenue and operating expenses	50,383	41,061	26,303
Income (loss) from operations	(16,550)	(1,609)	39
Interest and other:
Interest income	160	116	304
Interest expense	(1,992)	(1,636)	(301)
Gain (loss) on foreign exchange transactions	(5)	(172)	84
Interest and other income (expense), net	(1,837)	(1,692)	87
Income (loss) before income taxes	(18,387)	(3,301)	126
Income tax benefit	(1,604)	(396)	(298)
Net income (loss)	(16,783)	(2,905)	424
Deemed dividend for beneficial conversion feature on Series B convertible redeemable preferred stock	—	—	3,306
Net loss available to common stockholders	$(16,783)	$(2,905)	$(2,882)
Basic and diluted loss available to common stockholders per common share	$(0.88)	$(0.16)	$(0.18)
Weighted average basic and diluted shares outstanding	19,100	18,695	16,307

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2003	15,778,540	$16	$67,342	$—	$(40,885)	$26,473
Stock option and warrant exercises	191,762	—	349	—	—	349
Common stock issued pursuant to the Employee Stock Purchase Plan	16,915	—	58	—	—	58
Beneficial conversion feature recorded upon the issuance of Series B convertible redeemable preferred stock	—	—	3,306	—	—	3,306
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock	—	—	(3,306)	—	—	(3,306)
Tax benefit of stock options	—	—	16	—	—	16
Comprehensive income:
Net income	—	—	—	—	424
Foreign currency translation adjustment	—	—	—	1,994	—
Comprehensive income						2,418
Balance at December 31, 2004	15,987,217	16	67,765	1,994	(40,461)	29,314
Stock option exercises	132,488	—	71	—	—	71
Common stock issued pursuant to the Employee Stock Purchase Plan	18,116	—	55	—	—	55
Comprehensive loss:
Net loss	—	—	—	—	(2,905)
Foreign currency translation adjustment	—	—	—	(4,411)	—
Comprehensive loss						(7,316)
Balance at December 31, 2005	16,137,821	16	67,891	(2,417)	(43,366)	22,124
Stock option exercises	12,469	—	14	—	—	14
Common stock issued pursuant to the Employee Stock Purchase Plan	83,356	—	112	—	—	112
Stock-based compensation expense	—	—	808	—	—	808
Comprehensive loss:
Net loss	—	—	—	—	(16,783)
Foreign currency translation adjustment	—	—	—	3,883	—
Comprehensive loss						(12,900)
Balance at December 31, 2006	16,233,646	$16	$68,825	$1,466	$(60,149)	$10,158

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,783)	$(2,905)	$424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,169	1,443	1,152
Amortization of intangible assets	2,511	5,215	1,667
Amortization of debt issuance costs	273	105	9
Stock-based compensation	808	—	—
Impairment of goodwill and intangible assets	16,516	—	—
Interest expense added to debt principal	—	1,191	—
Acquired in-process research and development	—	—	90
Gain on disposal of property and equipment	(18)	(8)	(4)
Unrealized foreign currency transaction (gains) and losses, net	5	179	(77)
Tax benefit from stock options	—	—	16
Provision for (recovery of) bad debt	28	4	(21)
Benefit from foreign deferred income taxes	(1,891)	(1,177)	(600)
Change in operating assets and liabilities:
Contract receivables	1,983	(172)	2,423
Unbilled work-in-progress	192	219	583
Prepaid and other assets	(171)	440	160
Accounts payable and accrued liabilities	(1,622)	(1,224)	627
Unearned revenue	20	(2,978)	(2,080)
Other	346	63	(27)
Net cash provided by operating activities	3,366	395	4,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477)	(758)	(1,170)
Proceeds from sale of property and equipment	20	18	6
Business combinations and earnout payments	(153)	(652)	(10,547)
Net cash used in investing activities	(610)	(1,392)	(11,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(34)	(31)	(29)
Principal payments on long-term debt	(2,025)	(13,389)	—
Proceeds from the issuance of long-term debt, net of issuance costs	—	9,898	—
Payment of amounts to Evolving U.K. sellers	—	(2,617)	—
Proceeds from the issuance of stock	126	126	407
Restricted cash	—	100	100
Net cash provided by (used in) financing activities	(1,933)	(5,913)	478
Effect of foreign exchange rate changes on cash	370	(593)	278
Net increase (decrease) in cash and cash equivalents	1,193	(7,503)	(6,613)
Cash and cash equivalents at beginning of year	3,883	11,386	17,999
Cash and cash equivalents at end of year	$5,076	$3,883	$11,386
Supplemental disclosure of other cash and non-cash items:
Interest paid	$1,065	$211	$22
Income taxes paid	$740	$389	$70

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—We are a provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”). We offer software products and solutions in three core areas:  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; and mediation solutions supporting data collection for both service assurance and billing applications.

We significantly expanded our core portfolio that included ordering and provisioning solutions for Local Number Portability (“LNP”) and a number inventory and assignment platform, as a result of three acquisitions we made over a period of 12 months from November of 2003 to November of 2004. Through the acquisition of CMS Communications, Inc. (“CMS”) in November 2003 we acquired a network mediation and service assurance solution to add to our product portfolio. Additionally, with the acquisition of Telecom Software Enterprises, LLC (“TSE”) in October 2004 we added LNP and Wireless Number Portability (“WNP”) number ordering and provisioning testing products which provide new OSS system integration capabilities. Finally, in November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a privately held supplier of OSS software solutions to communication carriers throughout Europe, the Middle East, Africa and Asia, expanding our markets beyond North America. Evolving Systems U.K.’s activation solution Tertio™, and mediation solution Evident™, strengthened our overall product portfolio.

Principles of Consolidation—The consolidated financial statements include the accounts of Evolving Systems and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

Foreign Currency Translation—Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Cash and Cash Equivalents—All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. We have cash investment policies that limit investments to investment grade securities and certificates of deposit.

Restricted Cash—As of December 31, 2006 and 2005, we had $300,000 of restricted cash related to our headquarters lease. The restricted cash requirement was reduced by $100,000 in December 2005 and the remainder will become unrestricted within 60 days of the expiration of our lease. We are renegotiating lease terms with our existing landlord.

Contract Receivables and Allowance for Doubtful Accounts—Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in accounts receivable. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

The following table reflects the activity in the allowance for doubtful accounts:

Fiscal Year	Description	Balance at Beginning of Period	Bad Debt Expense/ (Recovery)	Write-Offs Charged to Allowance	Effects of Foreign Currency Exchange Rates	Balance at End of Period
2006	Allowance for doubtful accounts	$48	$28	$—	$(6)	$70
2005	Allowance for doubtful accounts	$44	$4	$—	$—	$48
2004	Allowance for doubtful accounts	$65	$(21)	$—	$—	$44

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. We perform on-going evaluations of customers’ financial condition and, generally, require no collateral from customers.

A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry. The following tables depict the percentage` of revenue and percentage of contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2006	2005	2004
Customer A—U.S.	—	—	12%
Customer B—U.S.	13%	14%	23%
Customer C—U.S.	—	—	14%
Customer D—U.S.	—	—	12%
Customer F—Luxembourg	—	12%	—
Customer G—U.K.	13%	12%	—
Total % of Revenue	26%	38%	61%

	December 31,
	2006	2005
Customer B—U.S.	40%	25%
Customer F—Luxembourg	11%	13%
Total % of Contract Receivables	51%	38%

Fair Value of Financial Instruments—The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities. We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates. As of December 31, 2006 and 2005, we believe that the carrying amounts of our variable rate long-term debt approximated fair value due to the notes carrying a current market rate of interest. We estimated that the fair value of our fixed rate long-term debt was approximately $4.6 million at December 31, 2006 and believe that the fair value approximated the carrying amount at December 31, 2005 as the terms were recently re-negotiated.

Revenue Recognition—We recognize revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. In addition to the criteria described below, we generally recognize revenue when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.  Generally, when the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and are reviewed regularly. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed price contracts caused by increased labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

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

Sales, Use and Other Value Added Tax—Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs—All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $287,000, $594,000 and $72,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalization of Internal Software Development Costs—We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for realizability at the end of each reporting period. We did not capitalize any internal software R&D costs during the years ended December 31, 2006, 2005 or 2004 due to the high degree of development risk involved in each of our software development projects and the resulting short period of time between achieving technological feasibility and the general release of the software. In addition, we did not have any capitalized internal software R&D costs included in our December 31, 2006 and 2005 consolidated balance sheets.

Property and Equipment and Long-Lived Assets—Property and equipment are stated at cost or estimated fair value if acquired in an acquisition, less accumulated depreciation, and are depreciated over their estimated useful lives, generally two to four years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

Our long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of an asset or asset group is evaluated by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill—Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. During the year ended December 31, 2006, we recorded an impairment of goodwill. See Note 3 for further details.

Intangible Assets—Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademark and tradenames, and business partnerships acquired in conjunction with our purchases of CMS, TSE and Evolving Systems U.K. These definite life assets are amortized using the straight-line method over their estimated lives.

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

•       Significant negative industry or economic trends; and/or

•       Significant decline in our stock price for a sustained period.

If, as a result of the existence of one or more of the above indicators of impairment, we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable, we compare the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition to the asset’s carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, an impairment loss is recognized representing the excess of the asset’s carrying value over its estimated fair value. During the year ended December 31, 2006, we recorded an impairment of amortizable intangible assets. See Note 3 for further details.

Stock-based Compensation—We adopted SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the modified prospective method of adoption, we are required to apply a fair-value-based measurement method to account for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. Compensation cost for options is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.  Effective January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R. We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Income Taxes—We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized. We evaluate tax benefits recorded in our consolidated financial statements and record accruals for any amounts deemed not probable of being sustained.

Reclassifications—Certain prior period balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements or our future estimates of fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008. We are currently assessing the impact of SFAS 159.

NOTE 2—BUSINESS COMBINATIONS

On November 2, 2004, we acquired all of the outstanding shares of privately held, United Kingdom-based Evolving Systems U.K. Total consideration for Evolving Systems U.K.’s net assets approximated $40.2 million, consisting of $11.0 million in cash, approximately $15.9 million in seller-financed notes, 966,666 shares of Series B Preferred Stock with an estimated fair value of approximately $11.3 million and approximately $2.0 million in transaction related costs. The acquisition was recorded as a purchase business combination and Evolving Systems U.K.’s results of operations have been combined with Evolving Systems’ from the acquisition date forward.

On October 15, 2004, we acquired all of the outstanding ownership interests in privately held TSE. Total consideration for TSE approximated $2.4 million, consisting of $1.5 million in cash, a note payable of $889,000 and approximately $55,000 in transaction related costs. The note payable was due and paid on March 31, 2005. We agreed to pay additional consideration of up to $3.5 million contingent upon the achievement of certain specified revenue and gross margin results. Up to $2.5 million of the contingent consideration was payable over a 24 month period from the closing date and additional contingent consideration of up to $1.0 million may be paid through the year 2011 if certain specified sales of TSE products occur. The contingent consideration will not be recorded until the contingency is resolved and the additional consideration is distributable. We recorded additional contingent consideration and resulting goodwill of $27,000 and $488,000 during the years ended December 31, 2006 and 2005, respectively, related to certain specified gross margin results achieved by the sale of TSE products. During the year ending December 31, 2006, we expensed additional contingent consideration of $126,000 related to goodwill in our license and services reporting unit impaired in the second quarter of 2006. The additional contingent consideration is paid within 45 days of the last day of the quarter in which it is earned. The acquisition was treated as a purchase business combination and the results of TSE’s operations have been combined with Evolving Systems’ from the acquisition date forward.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Evolving Systems, Inc., TSE and Evolving Systems U.K. on a pro forma basis, as though the companies had been combined as of the beginning of 2004. The impact of the In-Process Research and Development (“IPR&D”) charges associated with the acquisitions has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the period presented below. The following amounts are in thousands, except per share amounts.

For the Year Ended December 31, 2004
Revenue	$48,188
Net income	$585
Basic and diluted income per share	$0.03

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2004	$2,782	$17,907	$5,809	$11,200	$37,698
Adjustments to goodwill	296	(741)	199	(300)	(546)
Effects of changes in foreign currency exchange rates	—	(1,674)	—	(1,405)	(3,079)
Balance as of December 31, 2005	3,078	15,492	6,008	9,495	34,073
TSE earnout	2	—	25	—	27
Goodwill impairment charge	(3,080)	(7,831)	—	—	(10,911)
Effects of changes in foreign currency exchange rates	—	1,283	—	1,555	2,838
Balance as of December 31, 2006	$—	$8,944	$6,033	$11,050	$26,027

We recorded goodwill adjustments during the year ended December 31, 2005 for contingent consideration related to certain specified gross margin results achieved by the sale of TSE products during the year.  We also recorded goodwill adjustments during the year ended December 31, 2005 related to the finalization of the Tertio purchase price.

We adjusted goodwill during the year ended December 31, 2005 as we determined we had incorrectly accounted for income taxes related to the purchase accounting for Evolving Systems U.K. acquired in November 2004. This error had the effect of overstating goodwill by $426,000 and overstating the net deferred foreign income tax liability by $435,000 on the 2004 consolidated balance sheet. In addition, the reported net income in 2004 should have been $9,000 higher. We corrected this error at December 31, 2005. We assessed the impact on the 2005 and 2004 consolidated financial statements and determined that the impact was not material to either period.

During 2006, we recognized a goodwill impairment charge in our License and Services reporting units of $10.9 million. Due to continued pricing pressures on services and consolidation in the telecommunications industry, revenues and cash flows had been lower than expected and those lower operating results had a negative impact on the market price of our common stock. Based upon this trend, we reviewed our business plan during the second quarter of 2006. As a result of these events, we determined that a triggering event had occurred and conducted a goodwill impairment analysis. This goodwill impairment related to goodwill from our acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004. The fair value of our reporting units were estimated using the present value of expected future cash flows and the valuation employed a combination of present value techniques to measure fair value. We also considered market factors.

Our annual goodwill impairment test was conducted as of July 31, 2006, and it was determined that goodwill was not impaired as of the test date. From July 31, 2006 through December 31, 2006, no events have occurred that we believe may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of December 31, 2006 and 2005, identifiable intangibles were as follows (in thousands):

	December 31, 2006			December 31, 2005			Weighted-
	(1) Gross Amount	(1) Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,038	$237	$1,801	$8,350	$2,090	$6,260	4.7 yrs
Customer contracts	—	—	—	1,997	1,968	29	—
Purchased licenses	227	49	178	1,335	576	759	2.3 yrs
Trademarks and tradenames	879	63	816	1,068	207	861	7.0 yrs
Business partnerships	143	14	129	1,332	222	1,110	5.0 yrs
Customer relationships	3,657	426	3,231	5,989	1,658	4,331	5.6 yrs
	$6,944	$789	$6,155	$20,071	$6,721	$13,350	5.4 yrs

(1)          In association with our impairment of intangible assets during the second quarter of 2006, we established a new cost basis for amortizable intangible assets at June 30, 2006 and reduced the accumulated amortization to nil at June 30, 2006. We also re-evaluated estimated remaining useful lives.

As a result of the events that led to the goodwill impairment, we first reviewed intangible assets for recoverability in accordance with SFAS 144. Our evaluation of product strategy and development plans resulted in our determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets. As a result of this review we recorded a $5.6 million intangible asset impairment at June 30, 2006. This was comprised of $4.2 million of purchased software and purchased license intangible assets in the License Fees and Services reporting units associated with the acquisitions of CMS and TSE as well as $1.4 million of customer relationship and business partnership intangible assets in the Customer Support operating segment associated with the acquisition of Evolving U.K. The fair values of our intangible assets were estimated using the present value of expected future cash flows.

Amortization expense of identifiable intangible assets was $2.5 million, $5.2 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2006 was as follows (in thousands):

Years ending
2007	$1,546
2008	1,410
2009	907
2010	871
2011	682
Thereafter	739
$6,155

NOTE 4—BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (dollar amounts in thousands):

	December 31,		Estimated
	2006	2005	Useful Life
Property and equipment:
Computer equipment and purchased software	$26,132	$25,791	2-4 yrs
Furniture, fixtures and leasehold improvements	1,948	1,896	5-7 yrs
	28,080	27,687
Less accumulated depreciation	(26,731)	(25,912)
	$1,349	$1,775

	December 31,
	2006	2005
Assets acuired under capital lease:
Original book value	$104	$104
Accumulated depreciation	(85)	(59)
Net book value	$19	$45

Included in property and equipment at December 31, 2006 and 2005 are assets under capital lease. Depreciation expense related to assets under capital leases was $26,000 in each of the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005
Accounts payable and accrued liabilities:
Accounts payable	$930	$1,674
Accrued compensation and related expenses	1,388	1,171
Restructuring payable	—	5
Foreign income taxes payable	—	492
Accrued liabilities	2,110	2,659
	$4,428	$6,001

NOTE 5—LONG-TERM DEBT

Our notes payable consist of the following (in thousands):

	December 31,
	2006	2005
Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 6.25%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 11.60% and 10.61% at December 31, 2006 and 2005, respectively; interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if we meet and maintain certain financial requirements. The loan is secured by substantially all of our assets and a pledge of the stock of our subsidiaries.	$6,500	$8,500
$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 9.35% and 8.36% at December 31, 2006 and 2005, respectively; interest payments are due monthly with final maturity on November 14, 2010. The loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,003
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full on May 16, 2011	4,870	4,870
Total notes payable	13,370	15,373
Less current portion	(2,000)	(1,000)
Long-term debt, excluding current installments	$11,370	$14,373

In November 2005, we used proceeds obtained from the $8.5 million senior note payable to extinguish certain Evolving U.K. seller financed notes through payment of $8.5 million in cash and issuance of $4.87 million in long-term unsecured subordinated notes payable to the sellers.

We also obtained a $4.5 million senior revolving credit facility in November 2005. We had approximately $2.5 million available under the senior revolving credit facility at December, 31, 2006. The senior credit facility has an annual management fee based upon 0.5% of the daily average maximum borrowings allowed under the senior revolving credit facility and is paid monthly in arrears. Borrowings under the senior revolving credit facility are limited to a multiple of our EBITDA less the balance of the senior note payable. The multiple ranges from 2.50 in the first year to 1.75 in the fourth year. The agreement mandated an initial borrowing of $2.0 million which remains outstanding at December 31, 2006. The senior revolving credit facility includes the same covenants and restrictions as the senior note payable. Evolving Systems and our U.S. subsidiaries executed a guaranty of the senior revolving credit facility.

The senior note payable and senior revolving credit facility subject us to certain financial covenants. Certain of these covenants were amended effective June 30, 2006. The Minimum Trailing Twelve Months EBITDA covenant, as defined in the agreement, was amended as follows:

	Original Covenant	Amended Covenant
June 30, 2006	$5,500,000	$4,500,000
September 30, 2006 and December 31, 2006	6,000,000	4,325,000
March 31, 2007	6,500,000	4,500,000
June 30, 2007	6,500,000	4,850,000
September 30, 2007	7,000,000	5,000,000
December 31, 2007	7,000,000	5,200,000
March 31, 2008 and June 30, 2008	7,250,000	5,200,000
September 30, 2008 and the end of each quarter thereafter	7,250,000	5,400,000

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

The senior agreements contain a Leverage Ratio covenant which specifies a leverage ratio of senior debt to trailing twelve months EBITDA of 2.25 to 1 as of December 31, 2006. This quarterly required leverage ratio decreases to 2.0 to 1 at December 31, 2007 and 1.75 to 1 at December 31, 2008.

The senior agreements also limit capital expenditures to $1.4 million per year.

We were in compliance with all of our covenants as of December 31, 2006.

As part of the amendment of the loan agreements in June 2006 with our senior lender, we were required to make a prepayment of principal on the senior note payable of $1.0 million and pay a fee of $25,000 to the senior lender. These amounts were paid during July 2006.

The long-term unsecured subordinated notes payable of $4.87 million bear interest at 11% through December 31, 2007 and 14% thereafter. Interest expense is recognized using an effective rate of 12.84%. The unsecured subordinated notes are subordinate to the senior note and senior revolving credit facility. The unsecured subordinated notes payable agreements subject us to certain affirmative and negative covenants; however, certain covenants are not in effect until the senior note and senior revolving credit facility are paid in full. Outstanding amounts of the unsecured subordinated notes may be accelerated upon the occurrence of an uncured event of default. Accrued interest on the unsecured subordinated notes payable is separately reflected on the balance sheet under “Other long-term obligations.”

The scheduled principal payments on our notes payable are as follows (in thousands):

Year ending December 31,
2007	$2,000
2008	2,500
2009	2,000
2010	2,000
2011	4,870
$13,370

NOTE 6—INCOME TAXES

The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Domestic	$(7,113)	$(2,161)	$1,113
Foreign	(11,274)	(1,140)	(987)
Total	$(18,387)	$(3,301)	$126

The expense (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$(10)	$25
Foreign	287	791	291
State	—	—	(14)
Total current	287	781	302
Deferred:
Federal	—	—	—
Foreign	(1,891)	(1,177)	(600)
State	—	—	—
Total deferred	(1,891)	(1,177)	(600)
Net income tax benefit	$(1,604)	$(396)	$(298)

As of December 31, 2006 and 2005, we had net operating loss carryforwards (“NOL”) of approximately $49.5 million and $47.8 million, respectively, related to U.S. federal and state jurisdictions. The federal NOL expires at various times beginning in 2018 and ending in 2027. In addition, we have research and experimentation credit carryforwards of approximately $1.3 million which may expire at various times beginning in 2011. Of our $49.5 million NOL, $9.6 million is related to stock compensation expense, the benefit of which, if realized, will be a increase to equity as opposed to a reduction in tax expense. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in ownership occur. Changes in our ownership have occurred that limit the future utilization of the NOL’s.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$18,504	$17,842
Research and experimentation credit carryforwards	1,287	1,287
Equity compensation	137	—
Deferred revenue	35	5
Depreciable assets	512	467
Acquired intangibles	406	—
Other	60	105
Total deferred tax assets	20,941	19,706
Deferred tax liabilities:
Undistributed foreign earnings	(180)	(77)
Acquired intangibles	(1,471)	(3,739)
Total deferred tax liabilities	(1,651)	(3,816)
Net deferred tax asset before valuation allowance	19,290	15,890
Valuation allowance	(20,477)	(18,662)
Net deferred tax liability	$(1,187)	$(2,772)

	December 31,
	2006	2005
Financial statement classification:
Current deferred tax asset	$15	$5
Long-term deferred tax liability	(1,202)	(2,777)
Net deferred tax liability	$(1,187)	$(2,772)

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded. A deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2006 and 2005, this deferred tax liability was $1.5 million and $3.1 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We continue to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
U.S. federal income tax expense (benefit) at statutory rates	$(6,252)	$(1,122)	$34
State income tax expense (benefit), net of federal impact	(163)	(64)	37
Goodwill impairment	3,217	—	—
Non-deductible meals	12	18	18
Foreign rate differential	240	75	41
Foreign deemed dividends	(77)	127	—
Change in valuation allowance	1,815	604	(439)
Equity compensation	121	—	—
Research and development expenses	(483)	(59)	—
Other, net	(34)	25	11
Income tax benefit	$(1,604)	$(396)	$(298)

The change in the valuation allowance during 2006 resulted primarily from 2006 losses which increased the net operating loss carryforwards and adjustments based on the estimated 2006 income tax returns.

During 2006, we recorded a $224,000 tax benefit for research and development expenses related to a change in estimate based on our as filed 2005 tax return for Evolving Systems U.K. In addition, we recorded an income tax receivable of approximately $275,000 as of December 31, 2006 primarily as a result of this change in estimate which is included in prepaid and other current assets on our consolidated balance sheet.

During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used for offshore product development. We were granted a tax holiday by India which extends through March 2009. Under the terms of the tax holiday, we are not liable for income taxes associated with our operations in India.

NOTE 7—STOCKHOLDERS’ EQUITY

(a)   Series B Convertible Redeemable Preferred Stock

On November 2, 2004, we issued 966,666 shares of Series B Preferred Stock in connection with our acquisition of Evolving Systems U.K. Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock is entitled to dividends on an as-converted basis with the common stock and is, therefore, considered a participating security and shares issuable upon conversion are included in weighted average shares outstanding for purposes of calculating basic earnings per share. Upon the occurrence of certain material events (liquidation, merger, etc.), the holders of Series B Preferred Stock are entitled to receive a preference payment that is senior to the common stock, but subordinate to our senior and unsecured subordinate debt, equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $11.3 million at December 31, 2006 and 2005.

Shares of Series B Preferred Stock may be converted into our common stock at the option of the holder at any time. Each share of Series B Preferred Stock is initially convertible into three shares of common stock. The conversion ratio is subject to adjustment as a result of price-based anti-dilution protections for issuances of our common stock below $3.50 per share. We may also cause the Series B Preferred Stock to automatically convert after November 2, 2006 in the event that the 45 day average market price for our common stock is equal to or greater than $8.75 (subject to adjustment for stock splits and combinations).

The holders of Series B Preferred Stock vote with the holders of the shares of common stock as one class with each share of Series B Preferred Stock entitled to approximately 2.7 votes due to the application of Nasdaq Marketplace Rule 4351 which provides certain voting limitations on shares issued below market price. A majority of holders of Series B Preferred Stock must also consent to certain corporate actions prior to us engaging in such actions (i.e., issuing certain additional classes of stock, amending our charter documents in an adverse manner to the Series B Preferred Stock, changing the size or term of the Board, or repurchasing or redeeming other classes of stock). Additionally, subject to certain limitations, for so long as the Series B holders hold no less than five percent of our common stock (on an as converted basis), they shall as a group be entitled to elect one person to the Board.

Additionally, the Series B Preferred Stock contains certain weighted average price based anti-dilution protections that, as long as those securities remain outstanding, would be triggered if we issued shares of our common stock (subject to certain adjustments and standard exclusions relating to stock options) below $3.89 per share.

The holders of Series B Preferred Stock may also require us to redeem all or any portion of the Series B Preferred Stock for a price equal to $11.67 per share (subject to adjustment for stock splits and combinations) in the event that we fail to maintain the shelf registration of the common stock underlying such shares or otherwise breaches certain other covenants. If we are not able to maintain effectiveness of the shelf registration, we would be required to revalue the Series B Preferred Stock at fair value and reclassify the instrument to liabilities.

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

(b)   Certain Anti-Takeover Provisions

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our Board of Directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain “poison pill” provisions. In connection with the Evolving Systems U.K. acquisition, we issued 966,666 shares of Series B Preferred Stock.

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

NOTE 8—SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method. We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes. Because we historically granted options with exercise prices equal to the fair market value of our common stock at the grant date, the adoption of SFAS 123R on January 1, 2006 did not result in a significant impact on our financial statements. Further, as a result of the preceding, our consolidated statements of operations from January 1, 2006 forward include charges for stock-based compensation. We recognized $0.8 million, or $0.04 per share, of compensation expense in the consolidated statements of operations for the year ended December 31, 2006 with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

For the Year Ended December 31, 2006
Cost of license fee and services, excluding depreciation and amortization	$57
Cost of customer support, excluding depreciation and amortization	8
Sales and marketing	183
General and administrative	513
Product development	47
$808

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model uses four variables to calculate the fair value of each option grant. The expected term of share options granted is derived using the simplified method prescribed by the SEC Staff Accounting Bulletin 107, “Share-Based Payment.”  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options. The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options. The expected dividend yield is zero and is based upon historical and anticipated payment of dividends. The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Expected term (years)	6.1	5.94	4
Risk-free interest rate	4.35%	4.31%	2.7%
Expected volatility	121.14%	122.50%	133%
Expected dividend yield	0%	0%	0%

The following is a summary of stock option activity under the plan for the year ended December 31, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	4,279	$3.14
Options granted	15	2.32
Less options forfeited	(111)	2.36
Less options expired	(113)	4.05
Less options exercised	(12)	1.10
Options outstanding at December 31, 2006	4,058	$3.14	6.50	$239
Options exercisable at December 31, 2006	3,145	$3.40	6.11	$237

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $2.05, $1.94 and $4.96, respectively.

As of December 31, 2006, there were approximately $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $15,000, $0.2 million and $1.1 million, respectively. The total fair value of stock awards vested during the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $5.3 million and $1.8 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $27,000 for the year ended December 31, 2006.

Cash received from stock option exercises for the year ended December 31, 2006 was $14,000.

We previously applied the intrinsic-value-based method in accounting for the recognition of employee stock-based compensation arrangements and the fair value method for disclosure purposes.

The following table illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004
Net loss available to common stockholders, as reported	$(2,905)	$(2,882)
Stock-based compensation expense that would have been included in net loss if the fair-value-based method had been applied to all awards	(5,210)	(2,071)
Pro forma net loss	$(8,115)	$(4,953)
Loss per common share, as reported:
Basic and Diluted	$(0.16)	$(0.18)
Pro forma loss per common share:
Basic and Diluted	$(0.43)	$(0.30)

Fair value stock based compensation expense for the year ended December 31, 2005 in the above table includes $2.5 million of compensation expense associated with the acceleration of vesting of options in December 2005 whereby we accelerated the vesting of unvested and “out-of-the-money” stock options with an exercise price equal to or greater than $4.64. The acceleration of vesting was effective for stock options outstanding as of December 12, 2005. As a result of the acceleration, approximately 603,000 stock options with a range of exercise prices of $4.64 to $14.15 and a weighted average exercise price of $6.17 (including approximately 341,000 stock options held by directors and executive officers with a weighted average exercise price of $7.12) became exercisable on December 12, 2005. This price range was selected as it covered the most significant portion of future compensation costs for out-of-the-money options. In addition, we believe that because the options accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the accelerated options upon the adoption of SFAS 123R effective January 1, 2006. We estimate that future compensation expense will be reduced by approximately $2.5 million as a result of the acceleration of vesting.

In December 2005, we granted 1,130,000 options to purchase shares of our common stock at an exercise price of $2.15 per share to employees and directors in light of the pending expiration of our stock option plan on January 18, 2006. We structured the grants in order to reduce the future impact on earnings as a result of the implementation of SFAS 123R by immediately vesting 25% of the options on the date of grant. The remaining 75% of the options vest in equal quarterly tranches beginning March 28, 2007. The pro forma disclosures for the year ended December 31, 2005 reflect approximately $0.6 million of compensation expense associated with the immediate vesting of 25% of the options.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2006, there were 353,000 shares available for purchase. For the year ended December 31, 2006, we recorded compensation expense of $46,000 associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period based upon employee participation.

The fair value of each grant made under our ESPP is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model uses four variables to calculate the fair value of each option grant. The expected term of each grant is based upon the three-month (six-month in 2005 and 2004) participation period of each grant. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each grant. The expected volatility is based upon historical volatility of our common stock. The expected dividend yield is based upon historical and anticipated payment of dividends. The weighted average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Expected term (years)	0.25	0.5	0.5
Risk-free interest rate	5.02%	3.04%	2.67%
Expected volatility	78.18%	90.59%	133%
Expected dividend yield	0%	0%	0%

Cash received from employee stock plan purchases for the years ended December 31, 2006 was $113,000.

NOTE 9—BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years. For the years ended December 31, 2006, 2005 and 2004, we made discretionary matching contributions using funds available in the 401(k) Plan’s forfeiture account.

Evolving Systems U.K. has established a defined contribution pension scheme that is available to all employees in their first full month of employment. Employees may contribute a percentage of their earnings, the amount of which is dependent upon the age of the employee, not to exceed the maximum statutory contribution amount. We match 5% of employee contributions. All contributions are immediately vested in their entirety.

During 2006, 2005 and 2004, we recorded a consolidated expense (benefit) of $366,000, $295,000 and ($102,000), respectively, under the aforementioned plans. The benefit in 2004 was a result of utilizing funds remaining in the 401(k) Plan’s forfeiture account to fund the match for 2004.

NOTE 10—EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities, such as the Series B Preferred Stock. Diluted EPS is computed using the weighted average number of shares of common stock outstanding, including participating securities, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

	For the Years Ended December 31,
	2006	2005	2004
Basic and dilute loss per common share:
Net loss	$(16,783)	$(2,905)	$(2,882)
Weighted average common shares outstanding	16,200	16,054	15,824
Participating securities	2,900	2,641	483
Basic and diluted weighted average shares outstanding	19,100	18,695	16,307
Basic and diluted loss per common share	$(0.88)	$(0.16)	$(0.18)

Weighted average options to purchase 3.3 million, 2.4 million and 0.5 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period. Weighted average options to purchase 0.9 million, 1.1 million and 2.5 million shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a)          Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters; the Columbus, Ohio office which was assumed as part of the CMS acquisition; the London, England, Bath, England and Munich, Germany offices which were assumed as part of the Evolving Systems U.K. acquisition; the Bangalore, India office; the Kuala Lumpur, Malaysia office; and the Greenwood Village, Colorado office which was assumed as part of the TSE acquisition. Rent expense was $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense is net of sublease rental income of $142,000, $279,000 and $1,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases 3% annually as of June 1. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2006, net of rental income under non-cancelable subleases, are as follows (in thousands):

	Operating Leases	Capital Leases
2007	$952	$42
2008	465	35
2009	465	—
2010	257	—
Total minimum lease payments	$2,139	77
Less: Amount representing interest		(6)
Principal balance of capital lease obligations		71
Less: Current portion of capital lease obligations		(37)
Long-term portion of capital lease obligations		$34

(b)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2006 and 2005.

We enter into standard indemnification terms with customers, as discussed below, in the ordinary course of business. As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2006 and 2005.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of December 31, 2006 and 2005.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of December 31, 2006 and 2005.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party. We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2006 and 2005.

(c)           Litigation

During the fourth quarter of 2006, a previous vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement. While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and will vigorously defend this claim.

We are involved in various other legal matters arising in the normal course of business. We do not believe that any such matters are probable of loss or will have a material impact on our results of operations and financial position.

NOTE 12—SEGMENT INFORMATION

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Revenue
License fees and services	$15,883	$19,779	$11,074
Customer support	17,950	19,673	15,268
	33,833	39,452	26,342
Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	8,541	10,288	5,208
Customer support	12,256	13,094	8,198
	20,797	23,382	13,406
Unallocated costs
Other operating expenses	17,172	18,382	10,563
Depreciation and amortization	3,680	6,658	2,819
Impairment of goodwill and intangible assets	16,516	—	—
Restructuring and other	(21)	(49)	(15)
Interest income	(160)	(116)	(304)
Interest expense	1,992	1,636	301
Foreign currency exchange loss	5	172	(84)
Income (loss) from before income taxes	$(18,387)	$(3,301)	$126

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our office in Colorado and U.K.-based Evolving Systems U.K. subsidiary. Additionally, personnel in Bangalore, India, provide software development services to our global operations. Financial information relating to operations by geographic region, as reviewed by the CODM, is as follows (in thousands):

	For the Year Ended December 31, 2006
	L&S	CS	Total
Revenue
Americas	$3,780	$11,336	$15,116
Europe, Middle East, Africa and Asia	12,103	6,614	18,717
Total revenues	$15,883	$17,950	$33,833

	For the Year Ended December 31, 2005
	L&S	CS	Total
Revenue
Americas	$6,119	$12,747	$18,866
Europe, Middle East, Africa and Asia	13,660	6,926	20,586
Total revenues	$19,779	$19,673	$39,452

	For the Year Ended December 31, 2004
	L&S	CS	Total
Revenue
Americas	$8,189	$14,389	$22,578
Europe, Middle East, Africa and Asia	2,885	879	3,764
Total revenues	$11,074	$15,268	$26,342

	December 31,
	2006	2005
Long-lived assets, net
Americas	$7,903	$13,172
Europe, Middle East, Africa and Asia	25,628	36,026
	$33,531	$49,198

Revenue related to our product lines is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Revenue
Activation	$16,717	$18,868	$3,252
Numbering solutions	12,006	15,336	19,048
Mediation	5,110	5,248	4,042
Total revenues	$33,833	$39,452	$26,342

NOTE 13—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2006
Total revenue	$8,128	$8,240	$8,667	$8,798
Less: cost of revenue and operating expenses	9,386	25,312	7,989	7,696
Income (loss) from operations	(1,258)	(17,072)	678	1,102
Income (loss) before income taxes	(1,730)	(17,561)	218	686
Net income (loss)	$(1,651)	$(16,186)	$42	$1,012
Net income (loss) per common share:
Basic	$(0.09)	$(0.85)	$0.00	$0.05
Diluted	$(0.09)	$(0.85)	$0.00	$0.05
Year Ended December 31, 2005
Total revenue	$9,838	$9,926	$9,570	$10,118
Less: cost of revenue and operating expenses	11,759	10,204	9,908	9,190
Income (loss) from operations	(1,921)	(278)	(338)	928
Income (loss) before income taxes	(2,426)	(705)	(809)	639
Net income (loss)	$(2,148)	$(689)	$(926)	$858
Net income (loss) per common share:
Basic	$(0.12)	$(0.04)	$(0.05)	$0.05
Diluted	$(0.12)	$(0.04)	$(0.05)	$0.04

NOTE 14 – SUBSEQUENT EVENT

On March 15, 2007, holders of 441,377 shares of Series B Convertible Preferred Stock with a carrying value of $5.1 million, or approximately 46% of the outstanding shares, converted their shares of preferred stock into 1,324,131 shares of our common stock in accordance with the conversion provisions of the Series B Convertible Preferred Stock.  This conversion will increase the number of shares of our common stock outstanding by 1.3 million shares.  Because we have previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, this conversion will not change our future basic or diluted EPS calculations.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, we are required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.   During the fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2007 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled “Proposal No. 1—Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2007 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled “Executive Compensation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2007 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2007 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled “Certain Relationship and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2007 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled “Report of the Audit Committee.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements.

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1†	Restated Certificate of Incorporation.
3.1(a)	Certificate of Incorporation of Evolving Systems Holdings, Inc. filed as Exhibit 3.1(a) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.
3.1(b)	Bylaws of Evolving Systems Holdings, Inc. filed as Exhibit 3.1(b) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.
3.1(c)

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.1(c) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

3.2†	Amended and Restated Bylaws.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1† *	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.1(a)

Credit Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

Exhibit Number	Description of Document
10.1(b)

Security Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(b) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(c)

Pledge Agreement between Evolving Systems, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(c) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(d)

Acknowledgment of Intellectual Property Collateral Lien among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(d) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(e)

Revolving Facility Agreement among Evolving Systems Ltd, Evolving Systems Holdings Ltd., Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CSE Finance, Inc., as Lender, CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(e) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(f)

Charge Over Shares (US Secured Obligations) between Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(f) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(g)

Charge Over Shares (UK Secured Obligations) between Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(g) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(h)

Debenture among Evolving Systems Holdings Ltd., Evolving Systems Ltd. and CapitalSource Finance LLC, as Collateral Agent filed as Exhibit 10.1(h) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(i)

Guaranty among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc. and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(i) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(j)

Subordination Agreement among Evolving Systems, Inc., Telecom Software Enterprises, LLC, Evolving Systems Holdings, Inc., the Junior Creditors (as listed in the agreement) and CapitalSource Finance LLC, as Agent filed as Exhibit 10.1(j) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.1(k)	Form of Subordinated Note filed as Exhibit 10.1(k) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.2† *	Amended and Restated Stock Option Plan.
10.3† *	Employee Stock Purchase Plan.
10.10†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

21(a)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.

Exhibit Number	Description of Document
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.

*                    Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

/s/ STEPHEN K. GARTSIDE, JR.	Chief Executive Officer and Director	March 15, 2007
Stephen K. Gartside, Jr.

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

Signature	Title	Date
/s/ STEPHEN K. GARTSIDE, JR.	Chief Executive Officer and Director	March 15, 2007
Stephen K. Gartside, Jr.
/s/ BRIAN R. ERVINE	Executive Vice President, Chief Financial	March 15, 2007
Brian R. Ervine	Officer (Principal Financial and Accounting Officer)
/s/ GEORGE A. HALLENBECK	Chairman of the Board of Directors	March 15, 2007
George A. Hallenbeck
/s/ DAVID J. NICOL	Director	March 15, 2007
David J. Nicol
/s/ PHILIP M. NECHES	Director	March 15, 2007
Philip M. Neches
/s/ STEVE B. WARNECKE	Director	March 15, 2007
Steve B. Warnecke