Form 10-Q
period 2007-03-31
EVOLVING SYSTEMS INC
filed 2007-05-11
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007 there were 17,657,028 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.
Quarterly Report on Form 10-Q
March 31, 2007
Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,965	$5,076
Current portion of restricted cash	300	300
Contract receivables, net of allowance of $70 at March 31, 2007 and December 31, 2006	7,681	9,206
Unbilled work-in-progress	488	1,064
Deferred foreign income taxes	—	15
Prepaid and other current assets	1,513	1,686
Total current assets	17,947	17,347
Property and equipment, net	1,115	1,349
Amortizable intangible assets, net	5,776	6,155
Goodwill	26,069	26,027
Other long-term assets	412	460
Total assets	$51,319	$51,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$38	$37
Current portion of long-term debt	2,125	2,000
Accounts payable and accrued liabilities	4,574	4,428
Deferred foreign income taxes	41	—
Unearned revenue	10,451	10,079
Total current liabilities	17,229	16,544
Long-term liabilities:
Capital lease obligations, net of current portion	24	34
Other long-term obligations	911	749
Long-term debt, net of current portion	10,561	11,370
Deferred foreign income taxes	1,139	1,202
Total liabilities	29,864	29,899

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	6,130	11,281

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 525,289 and 966,666 shares of Series B issued and outstanding as of March 31, 2007 and December 31, 2006, respectively (shown above)	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 17,577,284 and 16,233,646 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	18	16
Additional paid-in capital	74,241	68,825
Accumulated other comprehensive income	1,541	1,466
Accumulated deficit	(60,475)	(60,149)
Total stockholders’ equity	15,325	10,158
Total liabilities and stockholders’ equity	$51,319	$51,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE
License fees and services	$3,991	$3,899
Customer support	4,470	4,229
Total revenue	8,461	8,128

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,924	1,875
Costs of customer support, excluding depreciation and amortization	1,493	1,626
Sales and marketing	2,040	2,555
General and administrative	1,550	1,407
Product development	549	747
Depreciation	288	293
Amortization	388	897
Restructuring and other expense (recovery)	(1)	(14)
Total costs of revenue and operating expenses	8,231	9,386

Income (loss) from operations	230	(1,258)

Other income (expense):
Interest income	64	38
Interest expense	(464)	(509)
Gain on extinguishment of debt	42	—
Foreign currency exchange loss	(58)	(1)
Other expense, net	(416)	(472)

Loss before income taxes	(186)	(1,730)

Income tax expense (benefit)	140	(79)

Net loss	$(326)	$(1,651)

Basic and diluted loss per common share	$(0.02)	$(0.09)

Weighted average basic and diluted shares outstanding	19,153	19,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	16,233,646	$16	$68,825	$1,466	$(60,149)	$10,158
Common stock issued pursuant to the Employee Stock Purchase Plan	19,507	1	16	—	—	17
Stock-based compensation expense	—	—	249	—	—	249
Preferred stock conversion	1,324,131	1	5,151			5,152
Comprehensive loss:
Net loss	—	—	—	—	(326)
Foreign currency translation adjustment	—	—	—	75	—
Comprehensive loss						(251)
Balance at March 31, 2007	17,577,284	$18	$74,241	$1,541	$(60,475)	$15,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326)	$(1,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	288	293
Amortization of intangible assets	388	897
Amortization of debt issuance costs	64	57
Equity compensation	249	236
Gain on disposal of property and equipment	(1)	(13)
Gain on extinguishment of debt	(42)	—
Foreign currency transaction losses, net	58	1
Benefit from foreign deferred income taxes	(9)	(180)
Change in operating assets and liabilities:
Contract receivables	1,479	3,013
Unbilled work-in-progress	576	428
Prepaid and other current assets	161	(47)
Accounts payable and accrued liabilities	344	(742)
Unearned revenue	366	(15)
Other	161	—
Net cash provided by operating activities	3,756	2,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(233)	(110)
Proceeds from sale of property and equipment	1	13
Earnout payments from business combinations	(24)	—
Net cash used in investing activities	(256)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(9)	(8)
Principal payments on long-term debt	(642)	(250)
Proceeds from issuance of common stock	17	51
Net cash used in financing activities	(634)	(207)

Effect of foreign exchange rate changes on cash	23	(27)

Net increase in cash and cash equivalents	2,889	1,946
Cash and cash equivalents at beginning of period	5,076	3,883
Cash and cash equivalents at end of period	$7,965	$5,829

Supplemental disclosure of other cash and non-cash transactions:
Interest paid	$244	$269
Income taxes paid	$2	$441
Conversion of preferred stock into common stock	$5,152	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization - We are a global provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three core areas:  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; and mediation solutions supporting data collection for both service assurance and billing applications.

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

Foreign Currency Translation - Our functional currency is the U.S. dollar.  The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Principles of Consolidation - The consolidated financial statements include the accounts of Evolving Systems and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

Goodwill - Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademark and tradenames, and business partnerships acquired in conjunction with our purchases of CMS, TSE and Evolving Systems U.K.  These finite life assets are amortized using the straight-line method over their estimated lives.

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

Revenue Recognition - We recognize revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.  In addition to the criteria described below, we generally recognize revenue when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

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

In arrangements where the services are not essential to the functionality of the software, we recognize license revenue upon delivery.  To the extent that Vendor-Specific Objective Evidence (“VSOE”) of the fair value of undelivered elements exists, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered.  If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

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

Stock-based Compensation - We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  Compensation cost for options is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Recent Accounting Pronouncements - We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We have an unrecognized domestic tax benefit of approximately $0.4 million which did not change significantly during the three months ended March 31, 2007.  The application of FIN 48 would have resulted in a decrease to retained earnings of $0.4 million, except that the decrease was fully offset by the application of a valuation allowance.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate while the valuation allowance exists.  We expect that the unrecognized tax benefit will not change significantly within the next twelve months.

We file our tax returns as prescribed by the tax laws of federal as well as various state and foreign jurisdictions in which we operate.  We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006 and HM Revenue and Customs in the U.K. for calendar years 2005 and 2006.  Additionally, any domestic net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS.

As discussed in Note 6 to the consolidated financial statements in the 2006 Form 10-K, we have a valuation allowance against the full amount of our domestic net deferred tax asset.  We currently provide a valuation allowance against domestic deferred tax assets when it is more likely than not that the domestic portion of our deferred tax assets will not be realized.  Our deferred tax asset valuation allowance decreased approximately $0.4 million during the three months ended March 31, 2007 to approximately $20.0 million as of March 31, 2007, which includes the impact of applying FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements or our future estimates of fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008. We are currently assessing the impact of SFAS 159.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS Communications, Inc. (“CMS”) in November 2003, Telecom Software Enterprises, LLC (“TSE”) in October 2004 and Tertio Telecoms Ltd. (“Evolving Systems U.K.”) in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2006	$—	$8,944	$6,033	$11,050	$26,027
Effects of changes in foreign currency exchange rates	—	19	—	23	42
Balance as of March 31, 2007	$—	$8,963	$6,033	$11,073	$26,069

Our annual goodwill impairment test was conducted as of July 31, 2006, and we determined that goodwill was not impaired as of the test date.  From July 31, 2006 through March 31, 2007, no events have occurred that we believe may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2007 and December 31, 2006, identifiable intangibles were as follows (in thousands):

	March 31, 2007			December 31, 2006			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,042	$351	$1,691	$2,038	$237	$1,801	4.7 yrs
Purchased licenses	227	73	154	227	49	178	2.3 yrs
Trademarks and tradenames	880	94	786	879	63	816	7.0 yrs
Business partnerships	144	22	122	143	14	129	5.0 yrs
Customer relationships	3,663	640	3,023	3,657	426	3,231	5.6 yrs
	$6,956	$1,180	$5,776	$6,944	$789	$6,155	5.4 yrs

Amortization expense of identifiable intangible assets was $0.4 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2007 was as follows (in thousands):

Years ending March 31,
2008	$1,537
2009	1,263
2010	897
2011	872
2012	589
Thereafter	618
$5,776

NOTE 3 – EARNINGS PER COMMON SHARE

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

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding	16,695	16,166
Participating securities	2,458	2,900
Basic and diluted weighted average shares outstanding	19,153	19,066

Weighted average options to purchase 0.7 million and 1.9 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2007 and 2006, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period.  Weighted average options to purchase 3.4 million and 2.4 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2007 and 2006, respectively, because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Our statements of operations from January 1, 2006 forward include charges for stock-based compensation.  We recognized $0.2 million, or $0.01 per share, of compensation expense in the statement of operations for the three months ended March 31, 2007 and $0.2 million, or $0.01 per share, of compensation expense in the statement of operations for the three months ended March 31, 2006 with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of license fee and services, excluding depreciation and amortization	$22	$17
Cost of customer support, excluding depreciation and amortization	(2)	2
Sales and marketing	39	55
General and administrative	183	151
Product development	7	11
	$249	$236

The negative amount in the table above for the three months ended March 31, 2007 resulted from the true-up of estimated forfeitures to actual forfeitures.

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

In March 2007 upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv) the board of directors approved an inducement award under a stand-alone equity incentive plan.  We granted 100,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the market price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant.

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

	Three Months Ended March 31,
	2007	2006
Expected term (years)	6.1	6.1
Risk-free interest rate	4.5%	4.35%
Expected volatility	108.0%	121.14%
Expected dividend yield	0%	0%

The following is a summary of stock option activity under the plan for the three months ended March 31, 2007:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	4,058	$3.14
Options granted	100	$1.72
Less options forfeited	(4)	$2.15
Less options expired	(26)	$3.22
Less options exercised	—	$—
Options outstanding at March 31, 2007	4,128	$3.10	6.34	$749

Options exercisable at March 31, 2007	3,237	$3.36	5.67	$724

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $1.45 and $2.05, respectively.

As of March 31, 2007, there was approximately $1.2 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the three months ended March 31, 2007 and 2006 was $0 and $13,000, respectively.  The total fair value of stock options vested during the three months ended March 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $11,000 and $7,000 for the three months ended March 31, 2007 and 2006, respectively.

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $0 and $13,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2007, there were 333,000 shares available for purchase.  For the three months ended March 31, 2007 and 2006, we recorded compensation expense of $6,000 and $15,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

The fair value of each grant made under our ESPP is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of each grant is based upon the three-month participation period of each grant.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each grant.  The expected volatility is based upon historical volatility of our common stock.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2007	2006
Expected term (years)	0.25	0.25
Risk-free interest rate	5.1%	4.8%
Expected volatility	70.0%	86.4%
Expected dividend yield	0%	0%

Cash received from employee stock plan purchases for the three months ended March 31, 2007 and 2006 was $17,000 and $38,000, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2007, two significant customers (defined as contributing at least 10%) accounted for 34% (22% and 12%) of total revenue.  These customers are large telecommunications operators and were located in the U.S. and U.K., respectively.  For the three months ended March 31, 2006, two significant customers accounted for 26% (13% and 13%) of total revenue.  These customers are large telecommunications operators and were located in the U.S. and U.K., respectively.

As of March 31, 2007, three significant customers accounted for approximately 47% (18%, 17% and 12%) of contract receivables.  These customers are large telecommunications operators and were located in the U.S., U.S. and U.K, respectively.  At December 31, 2006, two significant customers accounted for approximately 51% (40% and 11%) of contract receivables.  These customers are large telecommunications operators and were located in the U.S. and Luxembourg, respectively.

NOTE 6 – LONG-TERM DEBT

Notes payable consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Senior note payable to financial institution, interest at one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 6.25%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 11.57% at March 31, 2007 and 11.60% at December 31, 2006, respectively; interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if we meet and maintain certain financial requirements (not met as of March 31, 2007 or December 31,2006). The loan is secured by substantially all of our assets and a pledge of the stock of our subsidiaries.

	$5,919	$6,500

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.32% at March 31, 2007 and 9.35% at December 31, 2006, respectively; interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.84%, accrued interest and principal are due in full May 16, 2011.	4,767	4,870
Total notes payable	12,686	13,370
Less current portion	(2,125)	(2,000)
Long-term debt, excluding current portion	$10,561	$11,370

In accordance with the terms of our senior note payable agreement, we made an Excess Cash Flow payment (as defined in the agreement) to our senior lender in the amount of $81,000 during March 2007.

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders.  The retirement included principal of $103,000 and accrued interest of $16,000.  The $42,000 gain on extinguishment of this debt was reflected within other income (expense) on the consolidated statement of operations.

The senior note payable and senior revolving credit facility subject us to certain financial covenants.  We were in compliance with these covenants as of March 31, 2007.

NOTE 7 – INCOME TAXES

We recorded net income tax expense of $0.1 million for the three months ended March 31, 2007.  The net expense during the three months ended March 31, 2007 consisted of current income tax expense of approximately $0.2 million and a deferred tax benefit of $0.1 million both of which were related to our U.K.-based operations.

We recorded net income tax benefit of $0.1 million for the three months ended March 31, 2006.  The net benefit during the three months ended March 31, 2006 consisted of current income tax expense of $0.1 million and a deferred tax benefit of $0.2 million, both of which were related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2007 and December 31, 2006, this deferred tax liability was $1.4 million and $1.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2007 and December 31, 2006, we continued to maintain a full valuation allowance on our domestic net deferred tax asset as we determined it was more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for reasonably foreseeable future periods.  We are required to reassess conclusions regarding the realization of deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

NOTE 8 – STOCKHOLDERS’ EQUITY

On March 15, 2007, holders of 441,377 shares of Series B Convertible Preferred Stock with a carrying value of $5.1 million, or approximately 46% of the outstanding preferred stock, converted their shares of preferred stock into 1,324,131 shares of our common stock in accordance with the conversion provisions of the Series B Convertible Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, this conversion will not change our current or future basic or diluted EPS calculations.

NOTE 9 – SEGMENT INFORMATION

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue
License fees and services	$3,991	$3,899
Customer support	4,470	4,229
	8,461	8,128

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	2,067	2,024
Customer support	2,977	2,603
	5,044	4,627

Unallocated costs
Other operating expenses	4,139	4,709
Depreciation and amortization	676	1,190
Restructuring and other	(1)	(14)
Interest income	(64)	(38)
Interest expense	464	509
Gain on debt extinguishment	(42)	—
Foreign currency exchange loss	58	1
Loss before income taxes	$(186)	$(1,730)

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenues to individual countries.  We provide products and services on a global basis through our headquarter and our London-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore, India provide software development services to our global operations.  Financial information relating to operations by geographic region, as reviewed by the CODM, is as follows (in thousands):

	Three Months Ended March 31,
	2007			2006
	L&S	CS	Total	L&S	CS	Total
Revenue
Americas	$1,022	$2,654	$3,676	$745	$2,705	$3,450
Europe, Middle East, Africa and Asia	2,969	1,816	4,785	3,154	1,524	4,678
Total Revenue	$3,991	$4,470	$8,461	$3,899	$4,229	$8,128

	March 31,	December 31,
	2007	2006
Long-lived assets, net
Americas	$7,680	$7,903
Europe, Middle East, Africa and Asia	25,280	25,628
Total long-lived assets, net	$32,960	$33,531

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue
Activation	$4,574	$4,239
Numbering solutions	2,801	2,743
Mediation	1,086	1,146
	$8,461	$8,128

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2006.

We enter into standard indemnification terms with customers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2006.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2007 and December 31, 2006.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2007 and December 31, 2006.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2006.

During the fourth quarter of 2006, a previous software vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and we are vigorously defending this claim.

We are involved in various other legal matters arising in the normal course of business.  Losses were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 – SUBSEQUENT EVENT

On April 13, 2007, holders of 20,374 shares of Series B Convertible Preferred Stock with a carrying value of $0.2 million, or approximately 4% of the outstanding shares, converted their shares of preferred stock into 61,122 shares of our common stock in accordance with the conversion provisions of the Series B Convertible Preferred Stock.  This conversion will increase the number of shares of our common stock outstanding by 61,122 shares.  Because we have previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, this conversion will not change our future basic or diluted EPS calculations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is a leading packaged solution for service activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2007	2006
REVENUE
License fees and services	47%	48%
Customer support	53%	52%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	23%	23%
Costs of customer support, excluding depreciation and amortization	18%	20%
Sales and marketing	24%	32%
General and administrative	18%	17%
Product development	7%	9%
Depreciation	3%	4%
Amortization	4%	11%
Total costs of revenue and operating expenses	97%	116%

Income (loss) from operations	3%	(16)%

Interest income	1%	1%
Interest expense	(6)%	(6)%
Gain on debt extinguishment	1%	—%
Foreign currency exchange loss	(1)%	—%
Other expense, net	(5)%	(5)%

Loss before income taxes	(2)%	(21)%

Income tax expense (benefit)	2%	(1)%

Net loss	(4)%	(20)%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (VSOE), is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended March 31,
	2007	2006
Activation	$4,574	$4,239
Numbering solutions	2,801	2,743
Mediation	1,086	1,146
	$8,461	$8,128

License Fees and Services

License fees and services revenue increased 2%, or $0.1 million, to $4.0 million for the three months ended March 31, 2007 from $3.9 million for the three months ended March 31, 2006.  This increase in license fees and services revenue was composed of an increase of $0.1 million in revenue from our activation products and an increase of $0.1 million in revenue from our numbering solutions products offset by a decrease of $0.1 million in revenue from our mediation products.  These results are consistent with our focus on our core activation and numbering solutions products.

Customer Support

Customer support revenue increased $0.3 million, or 6%, to $4.5 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006.  The increase in customer support revenue resulted from an increase of $0.3 million in our activation products and an increase of $0.1 million in mediation customer support revenue which were offset by a decrease of $0.1 million from our numbering solutions products.  The increase in activation customer support revenue is a result of increased license fees and services sales of our activation products.  The decrease in numbering solutions customer support revenue was due to one of our products reaching its end of life as we no longer support any customers on this product.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, cost of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.4 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively.  These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.9 million for each of the three months ended March 31, 2007 and 2006.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, remained consistent at 48% for each of the three months ended March 31, 2007 and 2006.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 8%, to $1.5 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 33% for the three months ended March 31, 2007 from 38% for the three months ended March 31, 2006.  These decreases were primarily due to cost efficiencies achieved through a slightly reduced headcount.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses decreased $0.5 million, or 20%, to $2.0 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006.  As a percentage of total revenue, sales and marketing expenses decreased to 24% for the three months ended March 31, 2007 from 32% for the three months ended March 31, 2006. These decreases were a result of sales force reductions in mature markets; however, we plan to continue to grow our sales force in emerging markets.  In addition, our EVP of Sales and Marketing was promoted to President effective January 1, 2007 and a portion of his employee related costs were allocated to general and administrative expense.  This senior sales and marketing position was not replaced until mid-March 2007 when we hired a new Vice President of World Wide Sales and Marketing.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 10%, to $1.5 million from $1.4 million for the three months ended March 31, 2007 and 2006, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended March 31, 2007 and 2006, increased to 18% from 17%, respectively.  These increases were a result of increased professional and legal fees.  In addition, our EVP of Sales and Marketing was promoted to President effective January 1, 2007 and a portion of his employee related costs became a component of general and administrative expense.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.2 million, or 27%, to $0.5 million from $0.7 million for the three months ended March 31, 2007 and 2006, respectively.  As a percentage of revenue, product development expenses for the three months ended March 31, 2007 and 2006, decreased to 7% from 9%, respectively.  These decreases were due to the completion of certain product release enhancements as well as the completion of the “internationalization” of our NumeriTrack® product, which were under production during the three months ended March 31, 2006.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.4 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in amortization expense of $0.5 million, or 57%, was primarily a result the impairment of certain intangible assets at June 30, 2006.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $464,000 and $509,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease of $45,000 primarily related to reduced levels of debt.

Gain on Debt Extinguishment

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders.  The retired debt included principal of $103,000 and accrued interest of $16,000.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $58,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively.  The losses were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2007 and income tax benefit of $0.1 million for the three months ended March 31, 2006.  The net income tax expense during the three months ended March 31, 2007 consisted of current foreign income tax expense of $0.2 million and a deferred foreign tax benefit of $0.1 million both of which are related to our UK-based operations.  The net income tax benefit during the three months ended March 31, 2006 consisted of current foreign income tax expense of $0.1 million and a deferred foreign tax benefit of $0.2 million both of which are related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the identifiable intangible amortization is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2007 and December 31, 2006, this deferred tax liability was $1.4 million and $1.5 million, respectively.  This deferred tax liability is carried on the books of our United Kingdom subsidiary, and has no impact on our ability to recover our U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

 Our working capital position decreased $0.1 million to $0.7 million as of March 31, 2007 from a $0.8 million as of December 31, 2006.  The decrease in our working capital position is primarily attributable to the $0.1 million increase in current portion of long-term debt as of March 31, 2007, in accordance with the repayment schedule associated with our senior debt.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2006 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2007, our principal source of liquidity was $8.0 million in cash and cash equivalents as well as $2.5 million available under our revolving line of credit.  The following table summarizes our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash provided (used) by:
Operating activities	$3,756	$2,277
Investing activities	(256)	(97)
Financing activities	(634)	(207)
Effect of exchange rates	23	(27)
Net cash provided	$2,889	$1,946

Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $3.8 million and $2.3 million, respectively.  Net loss plus non-cash operating adjustments was $0.7 million for the three months ended March 31, 2007 compared to a negative $0.3 million for the three months ended March 31, 2006.  Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $3.1 million for the three months ended March 31, 2007 as compared to a net increase in cash of $2.6 million for the three months ended March 31, 2006.  This fluctuation was primarily attributable to the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.  In addition, we made a large U.K. income tax payment in the first quarter of 2006 which was not required in the first quarter of 2007.

Net cash used by investing activities during the three months ended March 31, 2007 and 2006 was $0.3 million and $0.1 million.  The cash used for the three months ended March 31, 2007 related primarily to purchases of property and equipment of $0.2 million.  The cash used for the three months ended March 31, 2006 related primarily to purchases of property and equipment of $0.1 million.

Financing activities in the three months ended March 31, 2007 and 2006 consisted primarily of principal payments on notes payable.  During the three months ended March 31, 2007 and 2006, we paid $0.6 million and $0.3 million, respectively, in principal payments on notes payable.  We paid $81,000 in Excess Cash Flow payments (as defined in our senior loan agreement) to our senior lender during the three months ended March 31, 2007.  In addition, of the $77,000 we paid in March 2007 to retire subordinated debt and accrued interest held by one of our subordinated note holders, $61,000 was applied to principal and $16,000 to accrued interest.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2007 of $8.0 million.

•                  The availability under our revolving credit facility of $2.5 million at March 31, 2007.

•                  Our demonstrated ability to generate positive cash flows from operations.

•                  Our backlog as of March 31, 2007 of approximately $16.7 million, including $5.8 million in license fees and services and $10.9 million in customer support.

•                  Our planned capital expenditures.

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2007, the effect of exchange rate changes resulted in a $23,000 increase to consolidated cash.  During the three months ended March 31, 2006, the effect of exchange rate changes resulted in a $27,000 decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our senior secured term note and our senior revolving credit facility entered into in November 2005.  These obligations are variable interest rate notes based on short-term LIBOR.  Fluctuations in LIBOR affect our interest rates.  Assuming no change in the amounts outstanding, a hypothetical 10% increase in our existing variable interest rates would increase our annual interest expense by approximately $0.1 million.

Foreign Currency Risk

We are exposed to favorable and unfavorable fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies.  In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	March 31, 2007	December 31, 2006
Great British Pound	0.50963	0.51069
Indian Rupee	43.42162	44.11116

	Three months ended
Average rates:	March 31, 2007	March 31, 2006
Great British Pound	0.51177	0.57085
Indian Rupee	44.109463	44.25170

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Changes in internal control over financial reporting.  During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various other legal matters arising in the normal course of business.  Losses were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit 10.20(a) – Amendment to Management Change in Control Agreement – Thaddeus Dupper

Exhibit 10.20(b) – Amendment to Management Change in Control Agreement – Brian R. Ervine

Exhibit 10.20(c) – Amendment to Management Change in Control Agreement – Anita T. Moseley

Exhibit 10.20(d) – Amendment to Management Change in Control Agreement – Stuart Cochran

Exhibit 10.21 – Fifth Amendment to Office Building Lease Agreement

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)