Form 10-Q
period 2007-06-30
EVOLVING SYSTEMS INC
filed 2007-08-08
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007 there were 17,685,969 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,898	$5,076
Current portion of restricted cash	—	300
Contract receivables, net of allowance of $71 at June 30, 2007 and $70 at December 31, 2006	4,780	9,206
Unbilled work-in-progress	971	1,064
Deferred foreign income taxes	—	15
Prepaid and other current assets	1,702	1,686
Total current assets	17,351	17,347
Property and equipment, net	1,016	1,349
Amortizable intangible assets, net	5,481	6,155
Goodwill	26,492	26,027
Long-term restricted cash	100	—
Other long-term assets	374	460
Total assets	$50,814	$51,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$19	$37
Current portion of long-term debt	2,250	2,000
Accounts payable and accrued liabilities	4,482	4,428
Deferred foreign income taxes	51	—
Unearned revenue	9,472	10,079
Total current liabilities	16,274	16,544
Long-term liabilities:
Capital lease obligations, net of current portion	90	34
Other long-term obligations	1,092	749
Long-term debt, net of current portion	9,936	11,370
Deferred foreign income taxes	1,097	1,202
Total liabilities	28,489	29,899

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	5,892	11,281

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 504,915 and 966,666 shares of Series B issued and outstanding as of June 30, 2007 and December 31, 2006, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 17,676,716 and 16,233,646 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	18	16
Additional paid-in capital	74,648	68,825
Accumulated other comprehensive income	2,170	1,466
Accumulated deficit	(60,403)	(60,149)
Total stockholders’ equity	16,433	10,158
Total liabilities and stockholders’ equity	$50,814	$51,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
License fees and services	$4,742	$3,966	$8,733	$7,865
Customer support	4,380	4,274	8,850	8,503
Total revenue	9,122	8,240	17,583	16,368

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,941	1,657	3,865	3,532
Costs of customer support, excluding depreciation and amortization	1,716	1,551	3,209	3,177
Sales and marketing	2,186	2,241	4,225	4,796
General and administrative	1,648	1,381	3,199	2,788
Product development	358	799	907	1,546
Depreciation	252	283	540	576
Amortization	392	893	780	1,790
Impairment of goodwill and intangible assets	—	16,516	—	16,516
Restructuring and other expense (recovery)	—	(9)	(1)	(23)
Total costs of revenue and operating expenses	8,493	25,312	16,724	34,698

Income (loss) from operations	629	(17,072)	859	(18,330)

Other income (expense):
Interest income	81	36	145	74
Interest expense	(451)	(496)	(915)	(1,005)
Gain on extinguishment of debt	—	—	42	—
Foreign currency exchange loss	(104)	(29)	(162)	(30)
Other expense, net	(474)	(489)	(890)	(961)

Income (loss) before income taxes	155	(17,561)	(31)	(19,291)

Income tax expense (benefit)	83	(1,375)	223	(1,454)

Net income (loss)	$72	$(16,186)	$(254)	$(17,837)

Basic and diluted income (loss) per common share	$0.00	$(0.85)	$(0.01)	$(0.93)

Weighted average basic shares outstanding	19,180	19,090	19,167	19,078
Weighted average diluted shares outstanding	19,604	19,090	19,167	19,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	16,233,646	$16	$68,825	$1,466	$(60,149)	$10,158
Stock option exercises	19,688	—	19	—	—	19
Common stock issued pursuant to the Employee Stock Purchase Plan	38,129	1	35	—	—	36
Stock-based compensation expense	—	—	381	—	—	381
Preferred stock conversion	1,385,253	1	5,388	—	—	5,389
Comprehensive income:
Net loss	—	—	—	—	(254)
Foreign currency translation adjustment	—	—	—	704	—
Comprehensive income						450
Balance at June 30, 2007	17,676,716	$18	$74,648	$2,170	$(60,403)	$16,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254)	$(17,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	540	576
Amortization of intangible assets	780	1,790
Amortization of debt issuance costs	125	134
Equity compensation	381	443
Impairment of goodwill and intangible assets	—	16,516
Gain on disposal of property and equipment	(1)	(20)
Gain on extinguishment of debt	(42)	—
Foreign currency transaction losses, net	162	30
Benefit from foreign deferred income taxes	(65)	(1,832)
Change in operating assets and liabilities:
Contract receivables	4,502	5,115
Unbilled work-in-progress	109	57
Prepaid and other current assets	(16)	(384)
Accounts payable and accrued liabilities	197	(732)
Unearned revenue	(657)	(636)
Other	343	—
Net cash provided by operating activities	6,104	3,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(322)	(223)
Proceeds from sale of property and equipment	1	20
Earnout payments from business combinations	(24)	(151)
Net cash used in investing activities	(345)	(354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(12)	(17)
Principal payments on long-term debt	(1,141)	(500)
Reduction in restricted cash	200	—
Proceeds from issuance of common stock	55	86
Net cash used in financing activities	(898)	(431)

Effect of foreign exchange rate changes on cash	(39)	124

Net increase in cash and cash equivalents	4,822	2,559
Cash and cash equivalents at beginning of period	5,076	3,883
Cash and cash equivalents at end of period	$9,898	$6,442

Supplemental disclosure of other cash and non-cash transactions:
Interest paid	$460	$551
Income taxes paid	$27	$499
Conversion of preferred stock into common stock	$5,389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization – We are a global provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; and mediation solutions supporting data collection for both service assurance and billing applications.

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2007 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage of completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

Foreign Currency Translation – Our functional currency is the U.S. dollar.  The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Principles of Consolidation – The consolidated financial statements include the accounts of Evolving Systems and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

Goodwill – Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

Intangible Assets – Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademark and tradenames, and business partnerships acquired in conjunction with our purchases of CMS Communications, Inc. (“CMS”), Telecom Software Enterprises, LLC (“TSE”) and Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These finite life assets are amortized using the straight-line method over their estimated lives.

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

If, as a result of the existence of one or more of the above indicators of impairment, we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable, we compare the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition to the asset’s carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, we will recognize an impairment loss representing the excess of the asset’s carrying value over its estimated fair value.

Revenue Recognition – We recognize revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.  In addition to the criteria described below, we generally recognize revenue when an agreement is signed, the fee is fixed or determinable and collectibility is reasonably assured.

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

Customer support, including maintenance revenue, is generally recognized ratably over the service contract period. When maintenance is bundled with a license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

Stock-based Compensation – We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  Compensation cost for options is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Recent Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial

Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008. We are currently assessing the impact of SFAS 159.

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

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2006	$—	$8,944	$6,033	$11,050	$26,027
Effects of changes in foreign currency exchange rates	—	208	—	257	465
Balance as of June 30, 2007	$—	$9,152	$6,033	$11,307	$26,492

We conducted our annual goodwill impairment test as of July 31, 2006, and we determined that goodwill was not impaired as of the test date.  From July 31, 2006 through June 30, 2007, no events have occurred that we believe may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2007 and December 31, 2006, identifiable intangibles were as follows (in thousands):

	June 30, 2007			December 31, 2006			Weighted-
			Net			Net	Average
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$2,078	$472	$1,606	$2,038	$237	$1,801	4.7 yrs
Purchased licenses	227	97	130	227	49	178	2.3 yrs
Trademarks and tradenames	899	128	771	879	63	816	7.0 yrs
Business partnerships	147	29	118	143	14	129	5.0 yrs
Customer relationships	3,717	861	2,856	3,657	426	3,231	5.6 yrs
	$7,068	$1,587	$5,481	$6,944	$789	$6,155	5.4 yrs

Amortization expense of identifiable intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2006.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2007 was as follows (in thousands):

Twelve months ending June 30,
2008	$1,544
2009	1,133
2010	904
2011	891
2012	505
Thereafter	504
$5,481

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	17,665	16,190	17,180	16,178
Participating securities	1,515	2,900	1,987	2,900
Basic weighted average shares outstanding	19,180	19,090	19,167	19,078
Effect of dilutive securities	424	—	—	—
Diluted weighted average common shares outstanding	19,604	19,090	19,167	19,078

Weighted average options to purchase 1.1 million shares of common stock were excluded from the dilutive stock calculation for the six months ended June 30, 2007, as their effect would have been anti-dilutive as a result of the net loss for the period.  Weighted average options to purchase 2.3 million and 2.9 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2007 because their exercise prices were greater than the average fair value of our common stock for the period.

Weighted average options to purchase 0.6 million and 1.2 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2006, respectively, as their effect would have been anti-dilutive as a result of the net loss for the periods.   Weighted average options to purchase 3.6 million and 3.0 million shares of common stock were excluded from the dilutive stock calculation for the three and six months ended June 30, 2006, respectively, because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Our statements of operations from January 1, 2006 forward include charges for stock-based compensation.  We recognized $132,000, or $0.01 per share, and $381,000, or $0.02 per share, of compensation expense in the statement of operations for the three and six months ended June 30, 2007, respectively with respect to our stock-based compensation plans.  We recognized $207,000, or $0.01 per share, and $443,000, or $0.02 per share, of compensation expense in the statement of operations for the three and six months ended June 30, 2006, respectively with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of license fee and services, excluding depreciation and amortization	$12	$15	$34	$32
Cost of customer support, excluding depreciation and amortization	1	2	(1)	4
Sales and marketing	29	51	67	106
General and administrative	84	128	268	279
Product development	6	11	13	22
	$132	$207	$381	$443

The negative amount in the table above for the six months ended June 30, 2007 resulted from the true-up of estimated forfeitures to actual forfeitures.

Stock Option Plan

In January 1996, our stockholders approved “The Amended and Restated Stock Option Plan” (the “Option Plan”).  Initially, 3,150,000 shares were reserved for issuance under the Option Plan.  Subsequently, the Option Plan was amended, as approved by the stockholders, to increase the number of shares available for issuance to 8,350,000. Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.

In March 2007 upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv) the board of directors approved an inducement award under a stand-alone equity incentive plan.  We granted 100,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant.

In June 2007, our stockholders approved the “2007 Stock Incentive Plan” (the “2007 Stock Plan”).  A maximum of 2,000,000 shares may be issued under the 2007 Stock Plan.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term (years)	6.3	*	6.2	6.1
Risk-free interest rate	5.03%	*	4.71%	4.35%
Expected volatility	108.1%	*	108.0%	121.14%
Expected dividend yield	0%	*	0%	0%

*   None granted.

The following is a summary of stock option activity under the three stock incentive plans for the six months ended June 30, 2007:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	4,058	$3.14
Options granted	170	$1.98
Less options forfeited	(16)	$2.15
Less options expired	(48)	$3.80
Less options exercised	(20)	$0.98
Options outstanding at June 30, 2007	4,144	$3.10	6.14	$1,062

Options exercisable at June 30, 2007	3,302	$3.34	5.49	$936

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2007 was $1.99 and $1.67, respectively.

As of June 30, 2007, there were approximately $1.2 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock option exercises for the three months ended June 30, 2007 and 2006 was $23,000 and $0, respectively.  The total fair value of stock options vested during the three months ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.

The total intrinsic value of stock option exercises for the six months ended June 30, 2007 and 2006 was $23,000 and $13,000, respectively.  The total fair value of stock options vested during both of the six months ended June 30, 2007 and 2006 was $0.3 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $8,000 and $7,000 for the three months ended June 30, 2007 and 2006, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $19,000 and $14,000 for the six months ended June 30, 2007 and 2006, respectively.

Cash received from stock option exercises for the three months ended June 30, 2007 and 2006 was $19,000 and $0, respectively.  Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $19,000 and $13,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the closing price on the first day or the last day of each three-month participation period. As of June 30, 2007, there were 315,000 shares available for purchase.  For the three and six months ended June 30, 2007, we recorded compensation expense of $5,000 and $11,000, respectively, and for the three and six months ended June 30, 2006, we recorded compensation expense of $10,000 and $25,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	5.0%	5.17%	5.1%	4.98%
Expected volatility	70.1%	78.36%	70.1%	82.3%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended June 30, 2007 and 2006 was approximately $19,000 and $35,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2007 and 2006 was approximately $36,000 and $73,000, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three and six months ended June 30, 2007, two significant customers (defined as contributing at least 10%) accounted for 37% (22% and 15%) and 36% (22% and 14%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.  For the three and six months ended June 30, 2006, two significant customers accounted for 24% (13% and 11%) and 25% (13% and 12%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of June 30, 2007, three significant customers accounted for approximately 36% (15%, 11% and 10%) of contract receivables.  These customers are large telecommunications operators located in the U.K., Germany and U.S., respectively.  At

December 31, 2006, two significant customers accounted for approximately 51% (40% and 11%) of contract receivables.  These customers are large telecommunications operators located in the U.S. and Luxembourg, respectively.

NOTE 6 – LONG-TERM DEBT

Notes payable consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Senior note payable to financial institution, interest at one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 6.25%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 11.57% at June 30, 2007 and 11.60% at December 31, 2006, respectively; interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% can be reduced to 5.25% if we meet and maintain certain financial requirements (not met as of June 30, 2007 or December 31, 2006). The loan is secured by substantially all of our assets and a pledge of the stock of our subsidiaries.

	$5,419	$6,500

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.32% at June 30, 2007 and 9.35% at December 31, 2006, respectively; interest payments are due monthly with final maturity on November 14, 2010. Loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.82% at June 30, 2007 and 12.84% at December 31, 2006, accrued interest and principal are due in full May 16, 2011.	4,767	4,870
Total notes payable	12,186	13,370
Less current portion	(2,250)	(2,000)
Long-term debt, excluding current portion	$9,936	$11,370

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

The senior note payable and senior revolving credit facility subject us to certain financial covenants.  We were in compliance with these covenants as of June 30, 2007.

NOTE 7 – INCOME TAXES

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

Upon adoption of FIN 48, no adjustment to the Consolidated Financial Statements was required. As of the date of adoption, we had an unrecognized domestic tax benefit of approximately $0.4 million which did not change significantly during the six months ended June 30, 2007.  The application of FIN 48 would have resulted in a decrease to retained earnings of $0.4 million, except that the decrease was fully offset by the application of a valuation allowance.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate while the valuation allowance exists.  We expect that the unrecognized tax benefit will not change significantly within the next twelve months.

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

Effective April 2007, our Indian subsidiary is subject to a 10% minimum alternative tax.  This tax did not have a material effect on our results for the three and six months ended June 30, 2007 and we do not expect this tax to have a material impact on future results.

We recorded income tax expense of $0.1 million for the three months ended June 30, 2007 and income tax benefit of $1.4 million for the three months ended June 30, 2006.  The net income tax expense during the three months ended June 30, 2007 consisted of current foreign income tax expense of $72,000 and a deferred foreign tax expense of $11,000, of which all is related to our UK-based operations, with the exception of $7,000 of current foreign income tax expense related to our India-based operations.  The net income tax benefit during the three months ended June 30, 2006 consisted of current foreign income tax expense of $290,000 and a deferred foreign tax benefit of $1.6 million both of which are related to our UK-based operations.

We recorded income tax expense of $0.2 million for the six months ended June 30, 2007 and income tax benefit of $1.5 million for the six months ended June 30, 2006.  The net income tax expense during the six months ended June 30, 2007 consisted of current foreign income tax expense of $262,000 and a deferred foreign tax benefit of $39,000 of which all is related to our UK-based operations, with the exception of $7,000 of current foreign income tax expense related to our India-based operations.  The net income tax benefit during the six months ended June 30, 2006 consisted of current foreign income tax expense of $374,000 and a deferred foreign tax benefit of $1.8 million both of which are related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2007 and December 31, 2006, this deferred tax liability was $1.1 million and $1.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2007 and December 31, 2006, we continued to maintain a full valuation allowance on our domestic net deferred tax asset as we determined it was more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for reasonably foreseeable future periods.  We are required to reassess conclusions regarding the realization of deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

NOTE 8 – STOCKHOLDERS’ EQUITY

On March 15, 2007, holders of 441,377 shares of Series B Preferred Stock with a carrying value of $5.1 million, or approximately 46% of the outstanding preferred stock, converted their shares of preferred stock into 1,324,131 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Preferred Stock as a participating security for basic EPS purposes, this conversion did not change our basic or diluted EPS calculations.

On April 13, 2007, holders of 20,374 shares of Series B Preferred Stock with a carrying value of $0.2 million, or approximately 4% of the outstanding shares, converted their shares of preferred stock into 61,122 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  Because we previously included the Series B Preferred Stock as a participating security for basic EPS purposes, this conversion did not change our basic or diluted EPS calculations.

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

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (L&S) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, as well as fees for custom development, integration services and time and materials work.  Customer support (CS) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the CODM.

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
License fees and services	$4,742	$3,966	$8,733	$7,865
Customer support	4,380	4,274	8,850	8,503
	9,122	8,240	17,583	16,368

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	2,801	2,309	4,868	4,333
Customer support	2,664	2,723	5,641	5,326
	5,465	5,032	10,509	9,659

Unallocated costs
Other operating expenses	4,192	4,421	8,331	9,130
Depreciation and amortization	644	1,176	1,320	2,366
Impairment of goodwill and intangible assets	—	16,516	—	16,516
Restructuring and other	—	(9)	(1)	(23)
Interest income	(81)	(36)	(145)	(74)
Interest expense	451	496	915	1,005
Gain on debt extinguishment	—	—	(42)	—
Foreign currency exchange loss	104	29	162	30
Income (loss) before income taxes	$155	$(17,561)	$(31)	$(19,291)

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenues to individual countries.  We provide products and services on a global basis through our headquarters and our London-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore, India provide software development services to our global operations.  Financial information relating to operations by geographic region, as reviewed by the CODM, is as follows (in thousands):

	Three Months Ended June 30,
	2007			2006
	L&S	CS	Total	L&S	CS	Total
Revenue
Americas	$1,626	$2,560	$4,186	$704	$2,661	$3,365
Europe, Middle East, Africa and Asia	3,116	1,820	4,936	3,262	1,613	4,875
Total Revenue	$4,742	$4,380	$9,122	$3,966	$4,274	$8,240

	Six Months Ended June 30,
	2007			2006
	L&S	CS	Total	L&S	CS	Total
Revenue
Americas	$2,648	$5,214	$7,862	$1,449	$5,367	$6,816
Europe, Middle East, Africa and Asia	6,085	3,636	9,721	6,416	3,136	9,552
Total Revenue	$8,733	$8,850	$17,583	$7,865	$8,503	$16,368

	June 30,	December 31,
	2007	2006
Long-lived assets, net
Americas	$7,462	$7,903
Europe, Middle East, Africa and Asia	25,527	25,628
Total long-lived assets, net	$32,989	$33,531

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Activation	$4,905	$4,341	$9,478	$8,551
Numbering solutions	3,279	2,588	6,081	5,332
Mediation	938	1,311	2,024	2,485
	$9,122	$8,240	$17,583	$16,368

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)          Lease Commitments

During the three months ended June 30, 2007, we entered into a lease amendment for our headquarters location in Englewood, Colorado.  This amendment extended the term of our existing agreement for an additional 65 month period, reduced our rentable square footage and reduced our monthly rent obligation.

During the three months ended June 30, 2007, we also terminated our existing capital lease agreement for certain assets at our headquarters location and replaced it with a new capital lease agreement.

Future minimum commitments under these new agreements are:

	Operating Leases	Capital Leases
2007	$78	$15
2008	470	30
2009	482	30
2010	494	30
2011	506	30
Thereafter	430	11
Total minimum lease payments	$2,460	146
Less: Amount representing interest		(37)
Principal balance of capital lease obligations		109
Less: Current portion of capital lease obligations		(19)
Long-term portion of capital lease obligations		$90

(b)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.

From time to time, we enter into standard indemnification terms with customers and suppliers, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2007 and December 31, 2006.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2007 and December 31, 2006.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
License fees and services	52%	48%	50%	48%
Customer support	48%	52%	50%	52%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	21%	20%	22%	22%
Costs of customer support, excluding depreciation and amortization	19%	19%	18%	19%
Sales and marketing	24%	27%	24%	29%
General and administrative	18%	17%	18%	17%
Product development	4%	10%	5%	9%
Depreciation	3%	3%	3%	4%
Amortization	4%	11%	5%	11%
Impairment of goodwill and intangible assets	—%	200%	—%	101%
Restructuring and other	—%	—%	—%	—%
Total costs of revenue and operating expenses	93%	307%	95%	212%

Income (loss) from operations	7%	(207)%	5%	(112)%

Interest income	1%	—%	1%	—%
Interest expense	(5)%	(6)%	(5)%	(6)%
Gain on debt extinguishment	—%	—%	—%	—%
Foreign currency exchange loss	(1)%	—%	(1)%	—%
Other expense, net	(5)%	(6)%	(5)%	(6)%

Income (loss) before income taxes	2%	(213)%	(0)%	(118)%

Income tax expense (benefit)	1%	(17)%	1%	(9)%

Net income (loss)	1%	(196)%	(1)%	(109)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Activation	$4,905	$4,341	$9,478	$8,551
Numbering solutions	3,279	2,588	6,081	5,332
Mediation	938	1,311	2,024	2,485
	$9,122	$8,240	$17,583	$16,368

License Fees and Services

License fees and services revenue increased 20%, or $0.7 million, to $4.7 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006.  This increase in license fees and services revenue was composed of an increase of $0.8 million in revenue from our number solutions products and an increase of $0.4 million in revenue from our activation products offset by a decrease of $0.5 million in revenue from our mediation products.  These results are consistent with our focus on our core activation and numbering solutions products.

License fees and services revenue increased 11%, or $0.8 million, to $8.7 million for the six months ended June 30, 2007 from $7.9 million for the six months ended June 30, 2006.  This increase in license fees and services revenue was composed of an increase of $1.0 million in revenue from our numbering solutions products and an increase of $0.5 million in revenue from our activation products offset by a decrease of $0.7 million in revenue from our mediation products.  These results are consistent with our focus on our core activation and numbering solutions products.

Customer Support

Customer support revenue increased $0.1 million, or 2%, to $4.4 million for the three months ended June 30, 2007 from $4.3 million for the three months ended June 30, 2006.  The increase in customer support revenue resulted from an increase of $0.1 million in our activation products and an increase of $0.1 million in mediation customer support revenue which were offset by a decrease of $0.1 million from our numbering solutions products.

Customer support revenue increased $0.3 million, or 4%, to $8.8 million for the six months ended June 30, 2007 from $8.5 million for the six months ended June 30, 2006.  The increase in customer support revenue resulted from an increase of $0.4 million in our activation products and an increase of $0.1 million in mediation customer support revenue which were offset by a decrease of $0.2 million from our numbering solutions products.  The increase in activation customer support revenue was a result of our increased installed base.  The decrease in numbering solutions customer support revenue was due to one of our products reaching its end of life.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, cost of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.7 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively. Costs of revenue, excluding depreciation and amortization, were $7.1 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively.   These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.9 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively.  The increase in costs is attributed to increased labor necessary to support the increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 41% for the three months ended June 30, 2007 from 42% for the three months ended June 30, 2006.

Costs of license fees and services, excluding depreciation and amortization, were $3.9 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in costs is attributed to increased labor necessary to support the increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 44% for the six months ended June 30, 2007 from 45% for the six months ended June 30, 2006.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 11%, to $1.7 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 39% for the three months ended June 30, 2007 from 36% for the three months ended June 30, 2006.  These increases are due to higher support costs for recent numbering solutions and activation releases.

Costs of customer support, excluding depreciation and amortization, remained constant at $3.2 million for each of the six months ended June 30, 2007 and June 30, 2006.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 36% for the six months ended June 30, 2007 from 37% for the six months ended June 30, 2006.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses remained constant at $2.2 million for each of the three month periods ended June 30, 2007 and June 30, 2006.  As a percentage of total revenue, sales and marketing expenses decreased to 24% for the three months ended June 30, 2007 from 27% for the three months ended June 30, 2006. The flat cost base on increased revenues is the result of decreased headcount in mature markets, offset by increases in incentive compensation resulting from increased revenues.

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses decreased $0.6 million, or 12%, to $4.2 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006.  As a percentage of total revenue, sales and marketing expenses decreased to 24% for the six months ended June 30, 2007 from 29% for the six months ended June 30, 2006. These decreases are the result of transitioning sales force headcount from mature markets to emerging markets.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.2 million, or 19%, to $1.6 million from $1.4 million for the three months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2007 and 2006, increased to 18% from 17%, respectively.  These increases were a result of increased professional fees, as well as higher incentive compensation earned due to the improved results from operations.

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.4 million, or 15%, to $3.2 million from $2.8 million for the six months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2007 and 2006, increased to 18% from 17%, respectively.  These increases were a result of increased professional fees, as well as higher incentive compensation earned due to the improved results from operations.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.4 million, or 55%, to $0.4 million from $0.8 million for the three months ended June 30, 2007 and 2006, respectively.  As a percentage of revenue, product development expenses for the three months ended June 30, 2007 and 2006, decreased to 4% from 10%, respectively.  These decreases were due to the completion of certain product release enhancements as well as the completion of the “internationalization” of our NumeriTrack® product, which were under production during the three months ended June 30, 2006.

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.6 million, or 41%, to $0.9 million from $1.5 million for the six months ended June 30, 2007 and 2006, respectively.  As a percentage of revenue, product development expenses for the six months ended June 30, 2007 and 2006, decreased to 5% from 9%, respectively.  These decreases were due to the completion of certain product release enhancements as well as the completion of the “internationalization” of our NumeriTrack® product, which were under production during the six months ended June 30, 2006.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.4 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.  The decreases in amortization expense of $0.5 million and $1.0 million, or 56% in each period, for the three and six months ended June 30, 2007, respectively, were primarily the result of the impairment of certain intangible assets at June 30, 2006.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $451,000 and $496,000 for the three months ended June 30, 2007 and 2006, respectively, and interest expense was $915,000 and $1,005,000 for the six months ended June 30, 2007 and 2006, respectively.  These decreases of $45,000 and $90,000, for the three and six months ended June 30, 2007, respectively, were primarily related to reduced levels of debt.

Gain on Debt Extinguishment

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders.  The retired debt included principal of $103,000 and accrued interest of $16,000.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $104,000 and $29,000 for the three months ended June 30, 2007 and 2006, respectively, and $162,000 and $30,000 for the six months ended June 30, 2007 and 2006, respectively.  The losses were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded income tax expense of $0.1 million for the three months ended June 30, 2007 and income tax benefit of $1.4 million for the three months ended June 30, 2006.  The net income tax expense during the three months ended June 30, 2007 consisted of current foreign income tax expense of $72,000 and a deferred foreign tax expense of $11,000, of which all is related to our UK-based operations, with the exception of $7,000 of current foreign income tax expense related to our India-based operations.  The net income tax benefit during the three months ended June 30, 2006 consisted of current foreign income tax expense of $290,000 and a deferred foreign tax benefit of $1.6 million both of which are related to our UK-based operations.

We recorded income tax expense of $0.2 million for the six months ended June 30, 2007 and income tax benefit of $1.5 million for the six months ended June 30, 2006.  The net income tax expense during the six months ended June 30, 2007 consisted of current foreign income tax expense of $262,000 and a deferred foreign tax benefit of $39,000 of which all is related to our UK-based operations, with the exception of $7,000 of current foreign income tax expense related to our India-based operations.  The net income tax benefit during the six months ended June 30, 2006 consisted of current foreign income tax expense of $374,000 and a deferred foreign tax benefit of $1.8 million both of which are related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the identifiable intangible amortization is not deductible for income tax purposes we established, a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2007 and December 31, 2006, this deferred tax liability was $1.1 million and $1.5 million, respectively.  This deferred tax liability is carried on the books of our United Kingdom subsidiary, and has no impact on our ability to recover our U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $0.3 million to $1.1 million as of June 30, 2007 from a $0.8 million as of December 31, 2006.  The increase in our working capital position is attributable to the decrease in current liabilities, primarily in unearned revenue resulting from ratable revenue recognition on annual maintenance contracts, partially offset by an increase in the current portion of long-term debt, in accordance with the repayment schedule associated with our senior debt.

CONTRACTUAL OBLIGATIONS

During the three months ended June 30, 2007, we entered into a lease amendment for our headquarters location in Englewood, Colorado.  This amendment extended the term of our existing agreement for an additional 65 month period, reduced our rentable square footage and reduced our monthly rent obligation.

During the three months ended June 30, 2007, we also terminated our existing capital lease agreement for certain assets at our headquarters location and replaced it with a new capital lease agreement.

Future minimum commitments under these new agreements are:

	Operating Leases	Capital Leases
2007	$78	$15
2008	470	30
2009	482	30
2010	494	30
2011	506	30
Thereafter	430	11
Total minimum lease payments	$2,460	146
Less: Amount representing interest		(37)
Principal balance of capital lease obligations		109
Less: Current portion of capital lease obligations		(19)
Long-term portion of capital lease obligations		$90

There have been other no material changes to the contractual obligations as disclosed in our 2006 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2007, our principal source of liquidity was $9.9 million in cash and cash equivalents as well as $2.5 million available under our revolving line of credit.  The following table summarizes our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash provided (used) by:
Operating activities	$6,104	$3,220
Investing activities	(345)	(354)
Financing activities	(898)	(431)
Effect of exchange rates	(39)	124
Net cash provided	$4,822	$2,559

Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $6.1 million and $3.2 million, respectively.  Net loss plus non-cash operating adjustments was $1.6 million for the six months ended June 30, 2007 compared to a negative $0.2 million for the six months ended June 30, 2006.  Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $4.5 million for the six months ended June 30, 2007 as compared to a net increase in cash of $3.4 million for the six months ended June 30, 2006.  This fluctuation was primarily attributable to accounts payable and accrued liability payments, including certain 2006 payments that did not recur in 2007 related to professional fees.

Net cash used by investing activities during the six months ended June 30, 2007 and 2006 was $0.3 million and $0.4 million.  The cash used for the six months ended June 30, 2007 related primarily to purchases of property and equipment of $0.3 million.  The cash used for the six months ended June 30, 2006 related primarily to purchases of property and equipment of $0.2 million and acquisition related earnout payments of $0.2 million.

Financing activities in the six months ended June 30, 2007 and 2006 consisted primarily of principal payments on notes payable.  During the six months ended June 30, 2007 and 2006, we paid $1.1 million and $0.5 million, respectively, in principal payments on notes payable.  We paid $81,000 in Excess Cash Flow payments (as defined in our senior loan agreement) to our senior lender during the six months ended June 30, 2007.  In addition, of the $77,000 we paid during the six months ended to retire subordinated debt and accrued interest held by one of our subordinated note holders, $61,000 was applied to principal and $16,000 to accrued interest.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit, will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2007 of $9.9 million.

•                  The availability under our revolving credit facility of $2.5 million at June 30, 2007.

•                  Our demonstrated ability to generate positive cash flows from operations.

•                  Our backlog as of June 30, 2007 of approximately $15.1 million, including $5.5 million in license fees and services and $9.6 million in customer support.

•                  Our planned capital expenditures.

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2007, the effect of exchange rate changes resulted in a $39,000 decrease to consolidated cash.  During the six months ended June 30, 2006, the effect of exchange rate changes resulted in a $124,000 increase in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	June 30, 2007	December 31, 2006
Great British Pound	0.49910	0.51069
Indian Rupee	40.73320	44.11116

	Three months ended		Six months ended
Average rates:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Great British Pound	0.50386	0.54819	0.50782	0.55952
Indian Rupee	41.28346	45.27345	42.64969	44.75756

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

Changes in internal control over financial reporting.  During the three months ended June 30, 2007, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 15, 2007. According to the final proxy tally received from the Company’s transfer agent, the results of the voting on Proposals 1, 2, 3 and 4, as described in the Company’s Proxy Statement, were as follows:

Proposal #1:  Election of Directors

Stephen K. Gartside, Jr. was re-elected to serve a three-year term until 2010.

For 16,090,185

Withheld 837,939

Philip M. Neches was re-elected to serve a three-year term until 2010.

For 15,995,281

Withheld 932,843

Proposal #2:  Approval Of An Amendment To Certificate Of Incorporation To Increase The Number Of Authorized Shares Of Common Stock

For 16,112,237

Against 796,089

Abstain 19,796

Proposal #3:  Approval of the Evolving Systems, Inc. 2007 Stock Incentive Plan

For 5,672,324

Against 2,830,067

Abstain 213,197

Proposal #4:  Ratification of Independent Registered Public Accounting Firm

Grant Thornton LLP was ratified as the independent registered public accounting firm for the year ending December 31, 2007.

For 16,515,114

Against 401,123

Abstain 11,886

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit 3(ii)(1) – Amended and Restated Bylaws of Evolving Systems, Inc.

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

Date: August 8, 2007	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)