Form 10-K
period 2007-12-31
EVOLVING SYSTEMS INC
filed 2008-03-13
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-24081

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9777 Pyramid Court, Suite 100, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 802-1000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	The Nasdaq Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $37.5 million as of June 30, 2007.

The number of shares of Common Stock outstanding was 19,310,944 as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2007 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2007

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”). Included among our more than 50 global customers is the largest wireline carrier, the largest wireless carrier and the largest cable company in North America, as well as two of the world’s largest wireless carriers headquartered outside of North America. We offer software products and solutions in three core areas:

•                  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;

•                  numbering solutions products used by carriers to manage their telephone number inventory and number assignment processes and products that comply with government-mandated requirements regarding local number portability in North America; and

•                  mediation solutions supporting data collection for both service assurance and billing applications.

Historically, our products have been used to support traditional wireless and wireline network telephony capabilities; however, as a result of our on-going investment in and improvement of our products, we now offer products to carriers to support both their convergent offerings over Internet Protocol (“IP”) and advanced broadband networks.

We report the operations of our business as two operating segments based on revenue type:  license fees/services revenue and customer support revenue.  We further report geographic information based upon revenues and long-lived assets in the United States, United Kingdom and all other foreign countries.   Further information regarding our operating segments and geographical information is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

In 2003 and 2004, we significantly expanded our portfolio of products as a result of three acquisitions that were made over the periods of November 2003 through November 2004.  The first acquisition was CMS Communications, Inc. (“CMS”) in November 2003, where we acquired a network mediation and service assurance solution.  In October 2004, we acquired Telecom Software Enterprises, LLC (“TSE”) adding Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) number ordering and provisioning monitoring and testing products.  Finally, in November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added an activation solution, Tertio™, and a mediation solution, Evident™, to our product portfolio. The consequence of these acquisitions is a significantly expanded product and service capability to address a larger portion of our customers’ OSS application needs with a balanced mix of products and product enhancements, as well as services.

In 2005, with our growing product portfolio and geographic reach, we enhanced our sales model to include both direct and indirect channels.  We formed new relationships with network equipment providers and system integrators to extend our reach to new geographical regions as well as help us further penetrate our existing territories.   In 2006 and 2007, we added more regional partners to help with both local selling and deployments in emerging markets.

RECENT DEVELOPMENTS

Dynamic SIM Allocation™

In 2007, we announced our Dynamic SIM Allocation™ solution that offers carriers a new way to provision wireless services by dynamically activating a wireless device when it is first used. In countries around the world, the wireless Subscriber Identity Module (SIM) card is central to the provision of wireless access and services. Typically, SIM cards are either pre-provisioned before they are distributed to the retail environment or are provisioned at the point-of-sale. Pre-provisioning SIM cards means that phone numbers are allocated a long time before the SIM card is available for sale, leading to poor utilization of numbers, increased network costs, and a poor user experience since users cannot choose their phone number. Provisioning SIM cards at the point-of-sale overcomes some of these issues but at a high cost, as retail and back-office infrastructure needs to be in place and consequently distribution is constrained. Our Dynamic SIM Allocation™ solution offers carriers the user experience and resource efficiency benefits of provisioning at the point-of-sale without demanding the retail and back-office infrastructure usually required. The solution offers a number of benefits including:

—        For wireless carriers that have a high proportion of SIM cards that are never activated, the solution improves the utilization of mobile phone numbers, reducing the cost of acquiring and owning number ranges while making sure new numbers are always available to meet demand.

—        Prepaid subscribers have traditionally been unable to choose their mobile phone number easily and from a wide range of available numbers. With this solution, prepaid subscribers can choose their number using just their mobile phone, and carriers can monetize their valuable stock of vanity or golden numbers.

—        Wireless carriers that have regional number allocation can overcome SIM card supply chain inflexibility to reduce SIM card logistical and capacity costs.

INDUSTRY DYNAMICS

Historically, telecommunications carriers have operated in a highly regulated environment. Deregulation in many countries has stimulated competition which has led to an increase in the number of telecommunications carriers that operate in a given market.  This increase in competition coupled with the emergence of new telecommunications technologies, such as fiber optics, packet-data networks, digital and wireless telephony as well as Internet-based services, has created an industry that is in the midst of significant change.  Traditional wireline customers are migrating with an increasing frequency to broadband and wireless services, requiring network operators to make large capital expenditures in the areas of broadband and wireless infrastructure, as well as new product offerings to differentiate themselves.  In response to these market changes, we have broadened our product portfolio through internal R&D, customer-funded initiatives and the acquisition of key new products and technologies.  The competitive landscape is continually changing as the communications industry consolidates in almost every geographic market.

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

                Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have either developed their own in-house OSS systems or added new OSS systems from product vendors. These additional OSS systems can be difficult to integrate into the carriers’ operations.  In addition, these various OSS systems often utilize incompatible elements, making interoperability among the systems difficult. These OSS systems are further constrained by the many incremental changes that have been made in order to accommodate new computing and network technologies and new value-added services, such as call waiting, call forwarding and voice mail, broadband data and video.  In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work.  Despite these difficulties, the carriers have been unable to completely replace existing OSS systems due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS systems, thereby further increasing their complexity and making it more difficult for the systems to interoperate successfully.  However, a trend over the past decade has been the replacement of a portion of the carrier’s legacy OSS environment with OSS software packages designed to meet growing complex processes in the areas of service fulfillment, service assurance and billing.

PRODUCT PORTFOLIO

Service Activation

                Our service activation solution, Tertio™, is employed by carriers to activate a new subscriber or to add a new service to an existing subscriber.  Our Tertio product provides a flexible operating environment and can be used by carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks.  Our solution is deployed as the service activation engine for over 50 networks around the world including two of the world’s largest wireless carriers.

Tertio is an integrated solution comprised of the following components:

•                  Tertio Service Composer — a modeling tool that simplifies the creation of new services;

•                  Tertio Content Connector — a tool used for activation of next-generation services;

•                  Tertio Activation Designer — a tool that is designed to speed network feature activation;

•                  Tertio Service Activation — the platform that provides scalability and performance, flexibility and a graphical interface; and

•                  Tertio Service Verification — a module that allows carriers to verify that the services implemented in the network match those that were in the original service order.  By providing this capability, carriers can continually check the accuracy of their order/activation processes.

•                  Tertio Process Management — a module that allows carriers to manage long running transactions.  Long running transactions can often occur when a carrier is implementing a converged activation solution that encompasses the activation of both a wireless and fixed line (or IP) component.

Our Tertio solution addresses the entire service lifecycle, enabling service providers to better plan, manage and execute the introduction of new services. Tertio allows carriers to introduce new network technologies and eases the burden of integration with existing devices and systems.

Numbering Solutions

Evolving Systems’ Numbering Solutions product line includes our Local Number Portability (LNP) and Wireless Number Portability (WNP) products as well as our NumeriTrack® number management solution.

LNP and WNP

Our Number Portability software solution enables carriers to comply with U.S. and Canadian mandates for regulations implementing LNP and WNP.  Number porting allows customers the ability to retain, or “port”, their phone numbers when changing from one service provider to another. Our LNP software which includes the functionality to support ordering, provisioning, reporting, testing and exchanging information between carriers is widely used by wireline, wireless and cable service providers in North America. In addition, we developed the initial custom software used by all eight regional Number Portability Administration Centers (NPACs) in North

America to control the porting process. This software receives ported telephone number information from carriers as changes occur and distributes the data to all subscribing carriers in the region. Our software was provided under contract to NeuStar, Inc., formerly a division of Lockheed Martin IMS. Over time, we have expanded our number portability product features and developed other number portability related OSS software products for the wireline, wireless and cable markets.  Our full LNP and WNP product line comprises the following collection of products:

•                  OrderPath® order entry;

•                  NumberManager® network provisioning;

•                  LNP DataServer™ data warehousing;

•                  VeriPort™ NPAC testing;

•                  VeriComm™ Inter-carrier Communications Processor testing; and

•                  Verify™ product suite for monitoring carriers’ application communications for optimum service assurance,

                                                Number Management

                We developed our NumeriTrack® solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC’s concern that the U.S. was running out of 10-digit telephone numbers. As a result, the FCC designed regulations to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers and specifying rules regarding the assignment and classification of those numbers.  The regulations also require regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the “pool” to be reallocated to other carriers. Our NumeriTrack® solution, which has been licensed to seven carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers (and cable carriers providing telephony services).  Our solution provides inventory management of phone numbers and other assets such as SIM cards and supports inventory assignments and integration with carriers’ existing back-office systems. The NumeriTrack® solution also contains features for the inventory of, and assignment logic for, numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of a Voice over Internet Protocol (“VoIP”) service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack® solution has far-reaching implications for integration with carriers’ existing OSS environments and business processes.  During 2006 and 2007, we modified our NumeriTrack® International application to address markets outside of North America.

                Our investments in our International NumeriTrack® solution allow us to sell and deploy this solution in markets outside of the United States with a version of the product that we call International NumeriTrack®.  The resource management and assignment capabilities of International NumeriTrack® enables carriers around the globe to acquire and track phone numbers and other logical and physical assets for their products on both traditional and next generation wireline and wireless networks.  The system will efficiently manage those assets through the lifecycle of the service, allowing carriers to spend less in acquiring new resources such as IP addresses, phone numbers and SIM cards, for various products and regions.

Mediation

                Our mediation portfolio consists of network data mediation products and billing mediation.  Our billing mediation product, Evident™, was acquired as part of the Evolving Systems U.K. acquisition.  Our network mediation products are Traffic Data Management System (“TDMS”) and Mediation Central™.

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

                Network Assurance and Data Collection Solutions

                A common challenge for telecommunications carriers is to create an integration layer between network element (“NE”) devices and the OSS applications that provision, monitor and control these devices. Deploying new devices needed for extending service offerings into the network can therefore be difficult, time consuming and expensive. Our mediation solutions provide a common framework for simplifying the collection and distribution of critical network data.  Our network mediation product, Mediation Central, supports a broad array of technologies that carriers typically deploy in their network.  Mediation Central provides support for wireline, broadband, transport and wireless networks. Our Mediation Central product supports both centralized and distributed configurations allowing, for example, carriers to deploy a single solution for all their data collection and distribution needs.  Our TDMS product is a legacy product that helps traditional wireline carriers collect usage data from their circuit switch networks.

PROFESSIONAL AND INTEGRATION SERVICES

                Our Professional and Integration Services team provides expert consulting services and advice for the design, customization, integration and deployment for our Service Activation, Numbering Solutions, and Mediation product portfolios.  The Professional and Integration Services team works closely with the Product Engineering and Development teams to ensure we are up to date with the latest product developments.  These services cover all aspects of the project lifecycle including system architecture and design, component design, development and customization, system integration and testing, deployment and production support, program and project level management, domain and product expertise.  Our teams work closely with customers and integration partners and have established close, long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

RESEARCH AND DEVELOPMENT

                We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. As discussed in Note 1 in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, R&D is expensed as incurred.  For the years ended December 31, 2007, 2006 and 2005, we expensed $2.4 million, $3.1 million and $1.9 million, respectively, in R&D costs.  The majority of all new R&D investments in 2007 have gone into enhancing our Tertio activation solutions and internationalizing our NumeriTrack® inventory and assignment solution.

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

BUSINESS STRUCTURE AND STRATEGY FOR GROWTH

                We have developed a combination product/solutions business model that leverages our products and strong telecommunications domain expertise with a worldwide work force.  This business model combines our U.S. and United Kingdom presence with the cost effective offshore development capabilities provided by our Indian subsidiary.

                Our strategy for growth revolves around Tertio, our wireless service activation product, our international version of our NumeriTrack® product, and our recently released Dynamic SIM Allocation product.  We continue to make investments in these products and will focus on both traditional and emerging markets as we build plans to add significant new functionality to these products.  These plans include enhancing and extending the functionality of these platforms to provide a more complete and robust solution set for the activation and number/SIM management for all markets.  These investments target growth in the market around wireless and wireline convergence of services on IP networks.

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

COMPETITION

                The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, reduced prices and rapid integration capabilities, and pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications OSS software and services is extremely large. That notwithstanding, we currently hold only a small portion of total market share.  Our increased focus on numbering solutions and activation solutions has resulted in our achieving a measurable and reasonable market share in those two areas.

                Our principal competitors in activation are Comptel Corporation (“Comptel”), Oracle/Metasolv, Intec Telecom Systems PLC (“Intec”) and Synchronoss Technologies, Inc.  Our principal competitors in the numbering solutions market include Telcordia Technologies, Inc., Neustar, Inc. and Syniverse Technologies. In mediation, we compete with many different companies including Intec, Amdocs and Comptel.

                We believe that our ability to compete successfully depends on a wide range of factors.  We compete by offering quality solutions at a competitive price that are tailored specifically to the customer. Furthermore, once our customer has implemented one of our core software products, we are in a preferable position as the incumbent vendor.  Many of our customer relationships span five years or more with some extending beyond ten years.  We believe these long-term relationships give us a competitive advantage and represent a barrier to entry for our competitors.

SIGNIFICANT CUSTOMERS

                In 2007, approximately 35% of our consolidated revenues came from two unrelated customers in the telecommunications industry, each of which accounted for more than 10% of our consolidated revenues.  Of these customers, one is located in the U.S. and the other is located in the U.K.   The loss of either of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

                We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. and Canadian patents on elements of our principal LNP OSS products, NumberManager® and OrderPath® and have a U.S. patent pending on elements of our Dynamic SIM Allocation product.

BACKLOG

                We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2007 and 2006, our backlog was approximately $19.7 million and $13.8 million, respectively.  Our backlog at December 31, 2007 is comprised of license fees and services of $6.5 million and customer support of $13.2 million compared to license fees and services of $4.8 million and customer support of $9.0 million at December 31, 2006.

EMPLOYEES

                As of December 31, 2007, we employed 226 people including 57 in the United States, 69 in the United Kingdom and 100 in Bangalore, India.  Of our worldwide staff, 82% are involved in product delivery, development, support and professional services, 10% in sales and marketing, and 8% in general administration.

ACCELERATED FILER STATUS

Companies considered accelerated or large accelerated filers under Securities Exchange Act Rule 12b-2, are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act of 2002. An accelerated or large accelerated filer is defined as a company that meets the following conditions:

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

•                  Previously filed at least one annual report pursuant to Section 13(a) or 15(d) of the Exchange Act; and

•                  Is not eligible to use smaller public company disclosure standards for its annual and quarterly reports.

As of the last business day of our most recently completed second fiscal quarter, June 30, 2007, our common equity public float was less than $75 million.  Therefore, we are not an accelerated or large accelerated filer, as defined in Securities Exchange Act Rule 12b-2.  Under current SEC rules, we are required in this Annual Report on Form 10-K to provide a report by management assessing the effectiveness of our internal control over financial reporting as of December 31, 2007 and will be required to provide an auditor’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2008.  The SEC has proposed delaying the auditor’s attestation for an additional year, which if adopted, will delay our requirement to provide an auditor’s report on internal control over financial reporting until our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•                  our ability to effectively manage offshore software development and control costs and turnover in India;

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

In February 2008, we restructured the remaining debt associated with our 2004 acquisition of Evolving Systems U.K.  We replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility and a $5.0 million U.K. revolving credit facility.  We used proceeds from the $4.0 million senior term loan to pay down our existing senior term note balance of approximately $3.8 million.  As part of this restructuring, we used $1.0 million in existing cash to pay down approximately $0.2 million and $0.8 million in principal and interest, respectively, on our subordinated notes.  No borrowings have been made under either the U.S. or U.K. revolving credit facilities.  See Note 13, Subsequent Events, for further details related to changes in our Long-Term Debt.

The indebtedness incurred with respect to the acquisition of Evolving Systems U.K. is material in relation to prior levels of indebtedness.  We may not have sufficient funds available to meet our operating needs or to pay the interest due on our secured debt.  This debt secured by a general lien on all of our assets.  If we are unable to pay the debt as it becomes due, the holders of the debt could foreclose on all of our assets.  The increased level of our indebtedness, among other things, could:

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

Certain provisions of the senior debt and subordinated notes payable issued in conjunction with the restructuring of our debt resulting from our acquisition of Evolving Systems U.K. call for the acceleration of payments if certain covenants are breached or cash balance thresholds are achieved.

The outstanding senior debt, as well as the subordinated notes, contain certain affirmative and negative covenants that, if breached, could result in such notes becoming immediately due and payable. The covenants include our agreement to do the following:

•                  maintain a specified ratio of debt to EBITDA, minimum EBITDA for the trailing twelve months, minimum liquidity, and ratio of fixed charges to EBITDA;

•                  comply with applicable laws and licensing requirements;

•                  file and pay all applicable taxes as they become due; and

•                  operate in the ordinary course of business.

The covenants also include our agreement not to do any of the following (except as specifically authorized):

•                  liquidate, dissolve or wind-up operations;

•      cause or permit a change in control;

•                  pay any dividends or make prepayments on any indebtedness;

•                  acquire, merge or consolidate with any other businesses or entities or make investments in third parties;

•                  sell or transfer a substantial portion of our assets;

•                  incur additional indebtedness or permit any liens on our assets;

•                  make loans or enter into letters for credit or guarantees;

•                  enter into affiliate transactions;

•                  make negative pledges;

•                  change our methods of accounting and record keeping away from generally accepted accounting principles;

•                  change the nature of our business materially;

•                  make capital expenditures beyond established thresholds; or

•                  take certain other operational actions.

The covenants may limit our flexibility in planning for, or reacting to changes in, our business. Failure to comply with the covenants, if not waived, could result in the acceleration of the debt. If we are required to pay the debt on an accelerated basis, it would have a significant adverse impact on our liquidity and financial condition and could cause us to incur additional indebtedness.

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

In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc.  It is difficult managing development staff over multiple time zones. We are currently experiencing a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India.  In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

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

Consolidation in the communications industry may impact our financial performance.

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

In the past, and currently, we earn a significant portion of our revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of our customer base in recent years, but, as noted above, consolidation in the industry continues. The loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could harm our business and operating results.

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

Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have resulted in a constantly changing marketplace for our products and services. Purchasing delays and pricing pressures associated with these changes are common. In addition, many of the companies in the communications industry have kept capital expenditures at historically low levels in response to changes in the communications marketplace; some companies have declared bankruptcy, cancelled contracts, delayed payments to their suppliers or delayed additional purchases.  The delay or failure to complete one or more large contracts, or the loss of a significant customer, could materially harm our business, financial condition, results of operations, or cash flows, and cause our operating results to vary significantly from quarter to quarter and year to year.

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

Percentage-of-completion accounting used for most of our projects can result in overstated or understated profits or losses.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the numbering solutions market include Telcordia Technologies, Syniverse Technologies and Neustar. Our principal competitors in activation are Oracle (as a result of its acquisition of Metasolv), Comptel, Intec and Synchronoss Technologies. In mediation, we compete with many different companies with no single dominant competitor. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have a U.S. patent pending on elements of our Dynamic SIM Allocation product and we have U.S. and Canadian patents on elements of our LNP products, NumberManager® and OrderPath®, and U.S. patents on elements of some of our other products. In addition, we have registered or filed for registration of certain of our trademarks. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate or others may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.

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

Our international business operations include projects in developing countries and countries torn by conflict.  To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  In particular, we may be held liable for actions taken by our local partners and agents, even though such parties are not always subject to our control.  Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA inadvertently and thus negatively impact our business.

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

We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, our senior debt and subordinated notes prohibit us from declaring dividends to our common stockholders during the term of the notes. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Certain provisions of our charter documents, employment arrangements and Delaware law may discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.  In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.  These provisions include:

•                  authorizing our board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders;

•                  our board of directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain “poison pill” provisions;

•                  we have a staggered board with each member of the Board of Directors serving for three years; in any given year, only a portion of our Board of Directors have terms that expire;

•                  our stockholders cannot take action by written consent; and

•                  we have advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders. Notwithstanding the foregoing, the three year moratorium imposed on business combinations by Section 203 will not apply to the Singer Group because, prior to the date on which the Singer Group became an interested stockholder, our board of directors approved the transaction which resulted in the Singer Group becoming an interested stockholder.  However, in connection with its purchase of the Company’s common stock resulting in the Singer Group becoming beneficial owners of more than 15% of the Company’s stock, Karen Singer, as Trustee of the Singer Children’s Management Trust, entered into a standstill agreement agreeing not to pursue, for 18 months, certain activities the purpose or effect of which may be to change or influence the control of the Company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

                None.

ITEM 2.     PROPERTIES

                We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	24,305	10/31/12
Bath, England	5,100	9/26/10
London, England	7,765	3/24/10
Windsor, England	118	6/30/08
Bangalore, India	1,411	1/7/08
Bangalore, India	4,404	1/7/08
Bangalore, India	776	1/7/08
Bangalore, India	776	1/7/08
Bangalore, India	1,410	2/29/08
Bangalore, India	776	2/29/08
Bangalore, India	1,575	1/14/08
Munich, Germany	732	Month-to-month
Kuala Lumpur, Malaysia	1,042	7/14/09

ITEM 3.    LEGAL PROCEEDINGS

                During the fourth quarter of 2006, a previous software vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and will vigorously defend this claim.

                We are involved in various other legal matters arising in the normal course of business.  We do not believe that any such matters are probable of loss that would have a material impact on our results of operations and financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                Our common stock began trading publicly through the Nasdaq National Market under the symbol “EVOL” on May 12, 1998. Prior to that date, there was no public market for our common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 5, 2008 was $2.35 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$2.10	$1.20	$2.96	$1.96
Second Quarter	$2.44	$1.70	$2.06	$1.25
Third Quarter	$2.29	$1.66	$1.44	$0.92
Fourth Quarter	$3.07	$1.70	$1.38	$1.00

                As of March 5, 2008, there were approximately 168 holders of record of our common stock.

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

The graph below matches Evolving Systems, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ Wilshire MicroCap Software Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

                The selected financial data set forth below for each of the years in the five-year period ended December 31, 2007, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.  Results for 2004 include amounts related to the acquisition of Evolving Systems U.K. from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004.  Results for 2003 include amounts related to the acquisition of CMS from the purchase date of November 3, 2003 to December 31, 2003.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)

Revenue	$35,953	$33,833	$39,452	$26,342	$27,973
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	14,260	13,036	16,070	12,936	11,346
Sales and marketing	8,557	8,962	9,643	4,412	2,940
General and administrative	5,862	5,138	6,818	5,085	3,494
Product development (1)	2,376	3,072	1,921	1,066	2,043
Depreciation	899	1,169	1,443	1,152	1,182
Amortization (2)	1,565	2,511	5,215	1,667	130
Impairment of goodwill and intangible assets (3)	—	16,516	—	—	—
Restructuring and other expense (4)	(4)	(21)	(49)	(15)	(9)

Income (loss) from operations	2,438	(16,550)	(1,609)	39	6,847
Interest and other, net	(1,284)	(1,837)	(1,692)	87	191
Income tax expense (benefit)	556	(1,604)	(396)	(298)	167
Net income (loss)	598	(16,783)	(2,905)	424	6,871
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock (4)	—	—	—	3,306	—
Net income (loss) available to common and preferred stockholders	$598	$(16,783)	$(2,905)	$(2,882)	$6,871

Basic income (loss) available to common and preferred stockholders per common share	$0.03	$(0.88)	$(0.16)	$(0.18)	$0.48
Diluted income (loss) available to common and preferred stockholders per common share	$0.03	$(0.88)	$(0.16)	$(0.18)	$0.43
Weighted average basic shares outstanding	19,198	19,100	18,695	16,307	14,205
Weighted average diluted shares outstanding	19,576	19,100	18,695	16,307	16,139

Working capital (deficiency) (5)	$1,395	$803	$447	$(3,343)	$13,836
Total assets (6)	53,727	51,338	67,398	86,601	41,701
Long-term debt, net of current portion	8,686	11,370	14,373	11,959	183
Series B convertible redeemable preferred stock (8)	5,587	11,281	11,281	11,281	—
Stockholders’ equity (7) (8)	$17,928	$10,158	$22,124	$29,314	$26,473

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

(4)                                  In November 2004, we issued 966,666 shares of Series B Preferred Stock as part of our acquisition of Evolving Systems U.K.  Based upon the various features of the Series B Preferred Stock, the fair value of this security was estimated to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature existed on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement.  The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

(5)                                  The decrease in working capital during 2004 was a result of our acquisition of two companies, TSE and Evolving Systems U.K., during the fourth quarter of 2004.  In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Evolving Systems U.K., respectively. The TSE transaction also included a short-term note payable of approximately $889,000. The acquisition of Evolving Systems U.K. also included the issuance of seller-financed notes of approximately $15.9 million, including a short-term note of $4.0 million and a long-term note of approximately $11.9 million. The purchase price related to these two acquisitions, including estimated transaction costs of $2.0 million, reduced our working capital by approximately $19.4 million.

(6)                                  The decrease in total assets from 2004 to 2005 and 2005 to 2006 is primarily due to impairment of intangible assets, amortization of intangible assets, goodwill impairment, adjustments to goodwill related to the acquisitions of TSE and Evolving Systems U.K., foreign currency translation adjustments and use of cash to pay short-term obligations owed as a result of the acquisitions of TSE and Evolving Systems U.K.

(7)                                  The decrease in equity from 2005 to 2006 is primarily a result of the impairment of goodwill and intangible assets recorded during 2006.

(8)                                  The decrease in Series B convertible redeemable preferred stock and the increase in stockholders’ equity from 2006 to 2007 is primarily the result of holders of 487,916 shares of Series B Preferred Stock, with an aggregate carrying value of $5.7 million, converting their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock, during 2007.  See also Note 13, Subsequent Events, for changes to our stockholders’ equity.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving India and Evolving Systems U.K., and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

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

2007 HIGHLIGHTS

Consolidated revenues increased to $36.0 million from $33.8 million, for the years ended December 31, 2007 and 2006, respectively, representing a 6% increase.  This growth is primarily the result of expansion into new international markets for both activation and numbering solutions (NumeriTrack®) and follow on sales from our existing activation account base.  Our investment in the emerging growth markets netted us ten new customer accounts during 2007, up from three in 2006.  In addition, we sold our NumeriTrack® product outside of the United States three times during 2007, rewarding us for investments made in 2006 for this product.

Our Dynamic SIM Allocation™ solution was introduced in 2007.  This solution utilizes our Tertio™ and NumeriTrack® technology to offer carriers a new way to provision wireless services by dynamically activating a wireless device when it is first switched on. In countries around the world, the wireless Subscriber Identity Module (SIM) card is central to the provision of wireless access and services.  Our Dynamic SIM Allocation™ solution simplifies SIM management and inventory for wireless carriers allowing carriers to provide enhanced customer features.

As a result of the improvement in revenue, we reported net income for the year ended December 31, 2007 for the first time since the year ended December 31, 2003.  Our backlog increased to $19.7 million as of December 31, 2007, from $13.8 million as of December 31, 2006.  This ending backlog of $19.7 million represents our highest ending backlog for any year following our 2003 and 2004 acquisitions of Tertio Telecoms Ltd., Telecom Software Enterprises, LLC and CMS Communications, Inc.

We also had several significant improvements to our balance sheet during 2007.  Benefiting from our increased cash flows from operations during 2007, we grew cash 43% while at the same time reducing our total debt.  Working capital grew to $1.4 million at December 31, 2007 from $0.8 million at December 31, 2006.  During 2007, holders of 487,916 shares of Series B Preferred Stock, or approximately 50% of the outstanding preferred stock as of December 31, 2006, with an aggregate carrying value of $5.7 million, converted their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  This conversion plus the net income earned during 2007 contributed to the increased total stockholders’ equity of approximately $7.8 million or 76% from the beginning of the year total stockholders’ equity balance.  Additionally, subsequent to December 31, 2007, holders of 461,758 shares of Series B Preferred Stock, with an aggregate carrying value of $5.4 million, converted their shares of preferred stock into 1,385,274 shares of common stock in accordance with the provisions of the Series B Preferred Stock.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Year Ended December 31,			For the Year Ended December 31,
	2007	2006	Change	2006	2005	Change
Revenue:
License fees and services	$17,895	$15,883	$2,012	$15,883	$19,779	$(3,896)
Customer support	18,058	17,950	108	17,950	19,673	(1,723)
Total revenue	35,953	33,833	2,120	33,833	39,452	(5,619)

Costs of revenue and operating expenses:
Costs of license fees and related services, excluding depreciation and amortization	8,023	7,342	681	7,342	9,491	(2,149)
Costs of customer support, excluding depreciation and amortization	6,237	5,694	543	5,694	6,579	(885)
Sales and marketing	8,557	8,962	(405)	8,962	9,643	(681)
General and administrative	5,862	5,138	724	5,138	6,818	(1,680)
Product development	2,376	3,072	(696)	3,072	1,921	1,151
Depreciation	899	1,169	(270)	1,169	1,443	(274)
Amortization	1,565	2,511	(946)	2,511	5,215	(2,704)
Impairment of goodwill and intangible assets	—	16,516	(16,516)	16,516	—	16,516
Restructuring and other expense (recovery)	(4)	(21)	17	(21)	(49)	28
Total costs of revenue and operating expenses	33,515	50,383	(16,868)	50,383	41,061	9,322
Income (loss) from operations	2,438	(16,550)	18,988	(16,550)	(1,609)	(14,941)
Interest income	304	160	144	160	116	44
Interest expense	(1,747)	(1,992)	245	(1,992)	(1,636)	(356)
Gain on extinguishment of debt	42	—	42	—	—	—
Gain (loss) on foreign exchange transactions	117	(5)	122	(5)	(172)	167
Income (loss) before income taxes	1,154	(18,387)	19,541	(18,387)	(3,301)	(15,086)
Income tax expense (benefit)	556	(1,604)	2,160	(1,604)	(396)	(1,208)
Net income (loss)	$598	$(16,783)	$17,381	$(16,783)	$(2,905)	$(13,878)

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

	For the Years Ended December 31,
	2007	2006	2005
Activation	$19,533	$16,717	$18,868
Numbering solutions	11,919	12,006	15,336
Mediation	4,501	5,110	5,248
	$35,953	$33,833	$39,452

        License Fees and Services

                License fees and services revenue increased 13%, or $2.0 million, to $17.9 million for the year ended December 31, 2007 compared to $15.9 million for the year ended December 31, 2006.  The increase was a result of an increase of $2.3 million in revenue from our activation products and an increase of $0.5 million in revenue from our numbering solutions products, partially offset by a $0.8 million decrease in revenue from our mediation products.  This growth is due to our expansion into new international markets for both activation and numbering solutions (NumeriTrack®) and follow on sales from our existing activation account base, partially offset by lower revenue from our existing mediation account base.

                License fees and services revenue decreased 20%, or $3.9 million, to $15.9 million for the year ended December 31, 2006 compared to $19.8 million for the year ended December 31, 2005.  The decline was a result of a decrease of $1.8 million in revenue from our activation products and a decrease of $2.1 million in revenue from our numbering solutions products.  The decline in activation products revenue was due to fewer license sales resulting from industry consolidation, competitive pressures and longer customer purchasing cycles.  The decline in numbering solutions license fees and services revenue was due to the maturity of the narrowband numbering solutions market in the U.S.

        Customer Support

                Customer support revenues increased 1%, or $0.1 million, to $18.1 million for the year ended December 31, 2007 from $18.0 million for the year ended December 31, 2006.  The increase in customer support revenue was a result of an increase of $0.5 million in revenue from our activation products and an increase of $0.2 million in revenue from our mediation products, partially offset by $0.6 million in revenues from our numbering solutions products.  The increase in activation customer support revenue was a result of our increased installed base.  The decrease in numbering solutions customer support revenue was due to one of our products reaching its end of life.

                Customer support revenues decreased 9%, or $1.7 million, to $18.0 million for the year ended December 31, 2006 from $19.7 million for the year ended December 31, 2005.  The decrease in customer support revenue included a decrease of $0.3 million in our activation products, a decrease of $1.2 million from our numbering solutions products and a decrease of $0.2 million in our mediation products.  The decrease in activation revenue is a result of pricing pressures on support contract renewals.  The decrease in the numbering solutions revenue was due to industry consolidation and smaller overall license sales, which is reflective of the maturity of the narrowband numbering solutions market in the U.S.  The decline in mediation revenue is consistent with our focus on our activation and numbering solutions products.

Costs of Revenue, excluding depreciation and amortization

                Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel.  Costs of revenue, excluding depreciation and amortization were $14.3 million, $13.0 million and $16.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Costs of License Fees and Services, excluding depreciation and amortization

                Costs of revenue for license fees and services increased 9%, or $0.7 million, to $8.0 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006.  The increase in costs is attributed to increased labor necessary to support the increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 45% for the year ended December 31, 2007 from 46% for the year ended December 31, 2006.  This decrease was due to reduced partner commissions for the year ended December 31, 2007.

                Costs of revenue for license fees and services decreased 23%, or $2.1 million, to $7.3 million for the year ended December 31, 2006 from $9.5 million for the year ended December 31, 2005.  The decrease was due to decreased revenue as well as cost savings from our 2005 cost saving initiatives.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 46% for the year ended December 31, 2006 from 48% for the year ended December 31, 2005.  This decrease was due to cost savings as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

        Costs of Customer Support, excluding depreciation and amortization

                Costs of revenue for customer support increased 10%, or $0.5 million, to $6.2 million for the year ended December 31, 2007 from $5.7 million for the year ended December 31, 2006.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 35% for the year ended December 31, 2007 from 32% for the year ended December 31, 2006.  These increases are due to higher support costs for our LNP products as a result of the increased porting volumes and supporting additional platforms.

                Costs of revenue for customer support decreased 13%, or $0.9 million, to $5.7 million for the year ended December 31, 2006 from $6.6 million for the year ended December 31, 2005.  The decrease was due to reduced revenue as well as cost savings.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 32% for the year ended December 31, 2006 from 33% for the year ended December 31, 2005.  This decrease was primarily due to cost reductions as well as savings from the increased utilization of our offshore development subsidiary in Bangalore, India.

Sales and Marketing

                Sales and marketing expenses primarily consist of compensation costs including bonuses and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 5%, or $0.4 million, to $8.6 million for the year ended December 31, 2007 from $9.0 million for the year ended December 31, 2006.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2007 decreased to 24% from 26% for the year ended December 31, 2006.  These decreases are the result of decreased headcount.

                Sales and marketing expenses decreased 7%, or $0.7 million, to $9.0 million for the year ended December 31, 2006 from $9.6 million for the year ended December 31, 2005.  Cost saving measures targeted at reducing the number of U.S. sales personnel were somewhat offset by sales and marketing investments made in Asia and Central and Latin America as well as stock-based compensation expenses recorded during the year ended December 31, 2006.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2006 increased to 26% from 24% for the year ended December 31, 2005.  This increase was a result of decreased revenue without proportional decreases in sales and marketing expenses during the year ended December 31, 2006 as compared to the same period in 2005.

General and Administrative

                General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses increased 14%, or $0.8 million, to $5.9 million for the year ended December 31, 2007 from $5.1 million for the year ended December 31, 2006.  As a percentage of total revenue, general and administrative expenses for the year ended December 31, 2007 and 2006, increased to 16% from 15%, respectively.  These increases are the result of higher professional and legal fees, as well as higher incentive compensation earned due to the improved results from operations.

                General and administrative expenses decreased 25%, or $1.7 million, to $5.1 million for the year ended December 31, 2006 from $6.8 million for the year ended December 31, 2005.  As a percentage of total revenue, general and administrative expenses for the year ended December 31, 2006 and 2005, decreased to 15% from 17%, respectively.  These decreases were primarily a result of cost saving measures and reductions in professional and legal fees which were offset by stock-based compensation costs recorded during the year ended December 31, 2006.  As part of the reduction in professional fees, we did not incur any professional fees during 2006 for compliance efforts related to the Sarbanes-Oxley Act.

Product Development

                Product development expenses consist primarily of employee-related costs for product development.  Product development expenses decreased 23%, or $0.7 million, to $2.4 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006.  As a percentage of total revenue, product development expenses decreased to 7% in 2007 from 9% in 2006.  These decreases were due to the completion of certain LNP product release enhancements as well as the completion of the “internationalization” of our NumeriTrack® product, which were under production during 2006.

                Product development expenses increased 60%, or $1.2 million, to $3.1 million for the year ended December 31, 2006 from $1.9 million for the year ended December 31, 2005.  As a percentage of total revenue, product development expenses increased to 9% in 2006 from 5% in 2005.  These increases were due to costs incurred to “internationalize” our NumeriTrack® product as well as costs attributable to product enhancements during 2006.

Depreciation

                Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 23%, or $0.3 million, to $0.9 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006.  This decrease is a result of certain assets becoming fully depreciated.

                Depreciation expenses decreased 19%, or $0.3 million, to $1.2 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005.  This decrease is a result of certain assets becoming fully depreciated.

Amortization

                Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expenses decreased 38%, or $0.9 million, to $1.6 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006.  This decrease was attributable to certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets during 2006.

                Amortization expenses decreased 52%, or $2.7 million, to $2.5 million for the year ended December 31, 2006 from $5.2 million for the year ended December 31, 2005.  This decrease was attributable to certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets during 2006.

Impairment of Goodwill and Intangible Assets

                During 2007, we conducted our annual goodwill impairment test and it was determined that goodwill was not impaired.

                During 2006, we recorded a goodwill impairment of $10.9 million related to impairment of our License Fees and Services operating segment.  Continued pricing pressures and consolidation in the telecommunications industry negatively impacted our achievement of forecasted revenues associated with the acquisitions of CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.  The market price of our common stock declined.  Based upon these events, we determined that a triggering event had occurred and we conducted a goodwill impairment analysis as of June 30, 2006.  This goodwill impairment analysis resulted in the $10.9 million goodwill impairment charge.  We estimated the fair value of each reporting unit using the expected present value of future cash flows and other market factors.

                As a result of the events that led to a triggering event related to the goodwill impairment, we first reviewed intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  An evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This review indicated that $5.6 million of intangible assets related to our License Fees and Services and Customer Support operating segments were impaired.  The impaired intangible assets were purchased software, purchased licenses and customer relationships which were acquired through our acquisitions of Evolving Systems U.K., CMS and TSE.  As a result of the impairment of intangible assets, our future amortization expense will be lower than originally projected by the amount of the $5.6 million impairment charge.

Interest Income

                Interest income includes interest income earned on cash and cash equivalents.  Interest income for the year ended December 31, 2007 increased $144,000 as compared to the year ended December 31, 2006 as a result of higher cash and cash equivalents balances.

                Interest income for the year ended December 31, 2006 increased $44,000 as compared to the year ended December 31, 2005 as a result of higher cash and cash equivalents balances.

Interest Expense

                Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2007 decreased $0.3 million to $1.7 million as compared to $2.0 million for the year ended December 31, 2006.  This decrease was a result of lower outstanding debt balances as well as lower variable interest rates on our senior debt obligations.

                Interest expense for the year ended December 31, 2006 increased $0.4 million to $2.0 million as compared to $1.6 million for the year ended December 31, 2005.  This increase was a result of higher variable interest rates on our senior debt obligations and increased amortization of debt issuance costs.

Gain (Loss) on Foreign Exchange Transactions

                Gain (loss) on foreign exchange transactions consists primarily of realized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  Foreign currency transaction gain (loss) increased $122,000 to a foreign currency gain of $117,000 for the year ended December 31, 2007 compared to a $5,000 foreign currency loss for the year ended December 31, 2006.  These gains were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

                Foreign currency transaction loss decreased $0.2 million to $5,000 for the year ended December 31, 2006 compared to $0.2 million the year ended December 31, 2005.  These losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Income Tax Expense (Benefit)

                We recorded net income tax expense (benefit) of $0.6 million, $(1.6) million and $(0.4) million during the years ended December 31, 2007, 2006 and 2005, respectively.  The U.S. has net operating loss carryforwards of $50.5 million which are used to offset any U.S. tax liability. Our tax expense or benefit primarily relates to our U.K-based subsidiary.

                The net income tax expense for the year ended December 31, 2007 of $0.6 million consisted of current tax expense of $0.9 million, partially offset by a deferred tax benefit of $0.3 million.

                The net income tax benefit for the year ended December 31, 2006 of $1.6 million related primarily to our U.K.-based operations and consisted of current income tax expense of $0.3 million and a deferred tax benefit of $1.9 million.  During 2006, we recorded a $224,000 current tax benefit for research and development expenses related to a change in estimate based on our as-filed 2005 tax return for Evolving Systems U.K.  The deferred tax benefit of $1.9 million relates primarily to amortization expense on intangible assets.

                The net income tax benefit for the year ended December 31, 2005 of $0.4 million related primarily to our U.K.-based operations and consisted of current income tax expense of $0.8 million and a deferred tax benefit of $1.2 million.

                In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, a long-term deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2007 and 2006, this deferred tax liability was $1.2 million and $1.5 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

                A full valuation allowance was recorded against our U.S. net deferred tax assets as of December 31, 2007 and 2006 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards. Our assessment of the realizability of our domestic deferred tax assets was made using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies.

                Effective January 1, 2007, the company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

                On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

                Our working capital position of $1.4 million at December 31, 2007 reflects an increase of $0.6 million from our working capital position of $0.8 million at December 31, 2006.  Our working capital position increased at December 31, 2007 despite $2.1 million in principal payments on our senior note payable and a $0.5 million increase in the current portion of long-term debt, in accordance with the repayment schedule associated with our senior note payable.

LIQUIDITY AND CAPITAL RESOURCES

                We have historically financed operations through a combination of cash flow from operations and equity transactions.  At December 31, 2007, our principal source of liquidity was $7.3 million in cash and cash equivalents and $2.5 million of unused availability under a revolving credit facility.  The revolving credit facility is available through November 2010.

                Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $4.8 million, $3.4 million and $0.4 million, respectively.  The primary contribution to the improvement in cash provided by operating activities for the year ended December 31, 2007 is the result of net income of $0.6 million plus non-cash operating adjustments of $3.0 million compared to a net loss of $16.8 million plus non-cash operating adjustments of $19.4 million for the year ended December 31, 2006.  Additionally, changes in operating assets and liabilities reflected an increase of $0.5 million in cash from operating activities in 2007 from 2006.  For the year ended December 31, 2006, net loss of $16.8 million plus non-cash operating adjustments of $19.4 million compared to a net loss of $2.9 million plus non-cash operating adjustments of $7.0 million for the year ended December 31, 2005 resulted in a decrease in cash from operating activities.  However, changes in operating assets and liabilities reflected a net increase in cash from operating activities in an increase of $4.4 million in 2006 from 2005.  These fluctuations were primarily attributable to the timing of billings and collections for existing projects which vary based upon the specific billing schedules in each contract and affect the reported amounts of contract receivables, unbilled work-in-process and unearned revenue.

                Net cash used by investing activities was $0.4 million, $0.6 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  During 2007, we purchased $0.5 million in property and equipment to support operations, partially offset by reductions in restricted cash of $0.2 million.  During 2006, we purchased $0.5 million in property and equipment to support operations and paid additional cash consideration to the TSE sellers of approximately $0.2 million.  During 2005, we purchased $0.8 million in property and equipment to support operations, paid additional cash consideration to the TSE sellers of approximately $0.8 million, including $0.3 million which was accrued as of December 31, 2004, received $0.1 million in settlement of pre-acquisition contingencies from the Evolving U.K. acquisition, which were partially offset by a reduction in restricted cash of $0.1 million.

                Net cash used in financing activities was $2.1 million, $1.9 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The net cash used in financing activities during 2007 is the result of $2.1 million in principal payments on our senior debt facility.  The net cash used during 2006 of $1.9 million included $2.0 million in principal payments on our senior debt facility.  During 2005, we paid $16 million toward reduction of our obligations incurred in connection with the TSE and Evolving Systems U.K. acquisitions which included a debt restructuring prepayment of $8.5 million to the Evolving Systems U.K. sellers.  This prepayment was funded through proceeds obtained from an $8.5 million senior note payable that matures in November 2010.  We restructured the remaining $4.9 million in debt obligations to the Evolving Systems U.K. sellers.  The addition of the senior note payable and restructuring of the Evolving Systems U.K. seller debt reduced our scheduled principal payments through December 31, 2007, from approximately $12.0 million to $3.0 million.   In addition, we obtained a $4.5 million senior revolving credit facility in November 2005 which required a minimum draw down of $2.0 million.

                Our capital expenditures over the last three years averaged $0.6 million annually.  A financial covenant on our senior note payable prohibits capital expenditures in excess of $1.4 million annually.  Over the next twelve months, we expect our capital expenditure requirements will approximate $1.0 million which will be used to support operations.

                We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2007 of $7.3 million;

•                  The availability under our revolving credit facility of $2.5 million at December 31, 2007;

•                  Our demonstrated ability to generate positive operating cash flows;

•                  Our backlog of approximately $19.7 million, including $6.5 million in license fees and services and $13.2 million in customer support at December 31, 2007;

•                  Our planned capital expenditures; and

•                  Regardless of the long-term debt restructuring, our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments.

                On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).  Upon execution of these new debt agreements, the entire $1.0 million and $5.0 million was available for borrowing under the U.S. Revolving Facility and the U.K. Revolving Facility, respectively.  The new debt agreements improve our liquidity position by decreasing our average interest rates as well as providing additional borrowing capacity.  See Note 13, Subsequent Events, for further details on changes to our long-term debt.

                We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the year ended December 31, 2007, the effect of exchange rate changes resulted in a $0.1 million reduction to consolidated cash.  For the year ended December 31, 2006, the effect of exchange rate changes resulted in a $0.4 million increase to consolidated cash.  During the year ended December 31, 2005, the effect of exchange rate changes resulted in a $0.6 million reduction to consolidated cash.  We do not currently hedge our foreign currency exposure, but we intend to monitor the rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Contractual Obligations and Commercial Commitments

                The following summarizes our significant contractual obligations as of December 31, 2007, which are comprised of a capital lease, operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made (in thousands).

	Payments due by period
	Total	2008	2009-2010	2011-2012	2013 and thereafter
Long-term debt (1)	$11,186	$2,500	$3,919	$4,767	$—
Interest on debt (2)	5,673	472	407	4,794	—
Capital lease	130	30	60	40	—
Operating leases	3,638	984	1,718	936	—
Total commitments	$20,627	$3,986	$6,104	$10,537	$—

(1)                                  See Note 13, Subsequent Events, for changes to our long-term debt.

(2)                                  Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2007 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2007 will remain unchanged in future periods.

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

                Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

                On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

Goodwill

                Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.  During the year ended December 31, 2006, we recorded an impairment of goodwill.  See Note 2 to the Consolidated Financial Statements for further details.

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

                If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded and the amount could be material.  We recorded an impairment of intangible assets during the year ended December 31, 2006.  See Note 2 to the Consolidated Financial Statements for further details.

Capitalization of Internal Software Development Costs

                We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2007, 2006, or 2005. In addition, we did not have any capitalized internal software development costs included in our December 31, 2007 and 2006 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”), which amends Staff Accounting Bulleting 107 (“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We currently use the simplified method to estimate expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  We intend to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until adequate historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008.  We are currently assessing the impact of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities until financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently assessing the impact of SFAS 157.

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

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our new senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate facilities based on Prime Rate.  Fluctuations in Prime Rate affect our interest rate risk.  We currently have no borrowing under these credit facilities, but future borrowings will subject us to interest rate risk.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2007	2006
Great British pound	0.50092	0.51069
Indian rupee	39.43218	44.11116

	For the Years Ended December 31,
Average rates:	2007	2006	2005
Great British pound	0.49992	0.543739	0.54989
Indian rupee	41.28177	45.15648	44.14848

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2007, and the related consolidated statements of operations, statements of changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Evolving Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

KPMG LLP

Denver, Colorado
March 14, 2007

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,271	$5,076
Current portion of restricted cash	—	300
Contract receivables, net of allowance for doubtful accounts of $66 and $70 at December 31, 2007 and 2006, respectively	10,959	9,206
Unbilled work-in-progress	922	1,064
Deferred income taxes	4	15
Prepaid and other current assets	1,331	1,686
Total current assets	20,487	17,347
Property and equipment, net	1,677	1,349
Amortizable intangible assets, net	4,687	6,155
Goodwill	26,417	26,027
Long-term restricted cash	100	—
Other long-term assets	359	460
Total assets	$53,727	$51,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$20	$37
Current portion of long-term debt	2,500	2,000
Accounts payable and accrued liabilities	5,903	4,428
Deferred income taxes	34	—
Unearned revenue	10,635	10,079
Total current liabilities	19,092	16,544
Long-term liabilities:
Capital lease obligations, net of current portion	79	34
Other long-term obligations	1,477	749
Long-term debt, net of current portion	8,686	11,370
Deferred income taxes	878	1,202
Total liabilities	30,212	29,899
Commitments and contingencies (Note 10)
Series B convertible redeemable preferred stock	5,587	11,281
Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 478,750 and 966,666 shares of Series B issued and outstanding as of December 31, 2007 and 2006, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 17,914,770 and 16,233,646 shares issued and outstanding as of December 31, 2007 and 2006, respectively	18	16
Additional paid-in capital	75,317	68,825
Accumulated other comprehensive income	2,144	1,466
Accumulated deficit	(59,551)	(60,149)
Total stockholders’ equity	17,928	10,158
Total liabilities and stockholders’ equity	$53,727	$51,338

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2007	2006	2005
REVENUE
License fees and services	$17,895	$15,883	$19,779
Customer support	18,058	17,950	19,673
Total revenue	35,953	33,833	39,452

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	8,023	7,342	9,491
Costs of customer support, excluding depreciation and amortization	6,237	5,694	6,579
Sales and marketing	8,557	8,962	9,643
General and administrative	5,862	5,138	6,818
Product development	2,376	3,072	1,921
Depreciation	899	1,169	1,443
Amortization	1,565	2,511	5,215
Impairment of goodwill and intangible assets	—	16,516	—
Restructuring and other expenses (recovery)	(4)	(21)	(49)
Total costs of revenue and operating expenses	33,515	50,383	41,061
Income (loss) from operations	2,438	(16,550)	(1,609)
Interest and other:
Interest income	304	160	116
Interest expense	(1,747)	(1,992)	(1,636)
Gain on extinguishment of debt	42	—	—
Gain (loss) on foreign exchange transactions	117	(5)	(172)
Interest and other income (expense), net	(1,284)	(1,837)	(1,692)

Income (loss) before income taxes	1,154	(18,387)	(3,301)
Income tax expense (benefit)	556	(1,604)	(396)
Net income (loss)	$598	$(16,783)	$(2,905)

Basic income (loss) per common and preferred share	$0.03	$(0.88)	$(0.16)
Diluted income (loss) per common and preferred share	$0.03	$(0.88)	$(0.16)

Weighted average basic shares outstanding	19,198	19,100	18,695
Weighted average diluted shares outstanding	19,576	19,100	18,695

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2004	15,987,217	$16	$67,765	$1,994	$(40,461)	$29,314
Stock option exercises	132,488	—	71	—	—	71
Common stock issued pursuant to the Employee Stock Purchase Plan	18,116	—	55	—	—	55
Comprehensive loss:
Net loss	—	—	—	—	(2,905)
Foreign currency translation adjustment	—	—	—	(4,411)	—
Comprehensive loss						(7,316)
Balance at December 31, 2005	16,137,821	16	67,891	(2,417)	(43,366)	22,124
Stock option exercises	12,469	—	14	—	—	14
Common stock issued pursuant to the Employee Stock Purchase Plan	83,356	—	112	—	—	112
Stock-based compensation expense	—	—	808	—	—	808
Comprehensive loss:	—
Net loss	—	—	—	—	(16,783)
Foreign currency translation adjustment	—	—	—	3,883	—
Comprehensive loss						(12,900)
Balance at December 31, 2006	16,233,646	16	68,825	1,466	(60,149)	10,158
Stock option exercises	19,688	—	19	—	—	19
Common stock issued pursuant to the Employee Stock Purchase Plan	60,189	—	70	—	—	70
Stock-based compensation expense			710	—	—	710
Preferred stock conversion	1,463,747	1	5,693	—	—	5,694
Restricted stock issuance	137,500	1	—	—	—	1
Comprehensive income:
Net income	—	—	—	—	598
Foreign currency translation adjustment	—	—	—	678	—
Comprehensive income						1,276
Balance at December 31, 2007	17,914,770	$18	$75,317	$2,144	$(59,551)	$17,928

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$598	$(16,783)	$(2,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	899	1,169	1,443
Amortization of intangible assets	1,565	2,511	5,215
Amortization of debt issuance costs	235	273	105
Stock-based compensation	710	808	—
Impairment of goodwill and intangible assets	—	16,516	—
Interest expense added to debt principal	—	—	1,191
Gain on disposal of property and equipment	(4)	(18)	(8)
Gain on extinguishment of debt	(42)	—	—
Unrealized foreign currency transaction (gains) and losses, net	(117)	5	179
Provision for (recovery of) bad debt	(5)	28	4
Benefit from foreign deferred income taxes	(279)	(1,891)	(1,177)
Change in operating assets and liabilities:
Contract receivables	(1,265)	1,983	(172)
Unbilled work-in-progress	153	192	219
Prepaid and other assets	327	(171)	440
Accounts payable and accrued liabilities	778	(1,622)	(1,224)
Unearned revenue	492	20	(2,978)
Other	728	346	63
Net cash provided by operating activities	4,773	3,366	395

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(546)	(477)	(758)
Proceeds from sale of property and equipment	4	20	18
Business combinations and earnout payments	(24)	(153)	(652)
Restricted cash	200	—	100
Net cash used in investing activities	(366)	(610)	(1,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(21)	(34)	(31)
Principal payments on long-term debt	(2,141)	(2,025)	(13,389)
Proceeds from the issuance of long-term debt, net of issuance costs	—	—	9,898
Payment of amounts to Evolving U.K. sellers	—	—	(2,617)
Proceeds from the issuance of stock	89	126	126
Net cash used in financing activities	(2,073)	(1,933)	(6,013)

Effect of foreign exchange rate changes on cash	(139)	370	(593)

Net increase (decrease) in cash and cash equivalents	2,195	1,193	(7,503)
Cash and cash equivalents at beginning of year	5,076	3,883	11,386
Cash and cash equivalents at end of year	$7,271	$5,076	$3,883

Supplemental disclosure of other cash and non-cash items:
Interest paid	$819	$1,065	$211
Income taxes paid	$180	$740	$389
Conversion of preferred stock into common stock	$5,694	$—	$—
Property and equipment acquired under capital lease agreements	$84	$—	$—
Property and equipment purchased and included in accounts payable	$792	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Organization - We are a provider of software solutions and services to the wireless, wireline and IP carrier market. We maintain long-standing relationships with many of the largest wireline, wireless and IP communications carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; and mediation solutions supporting data collection for both service assurance and billing applications.

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

                Cash and Cash Equivalents - All highly liquid investments and investments with a maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value. We have cash investment policies that limit investments to investment grade securities and certificates of deposit.

                Restricted Cash - As of December 31, 2007 and 2006, we had $100,000 and $300,000 of restricted cash, respectively, related to our headquarters lease. The restricted cash requirement was reduced by $200,000 during 2007 as we negotiated a new lease with our existing landlord.  The remainder of the restricted cash will become unrestricted within 60 days of the expiration of our lease.

                Contract Receivables and Allowance for Doubtful Accounts - Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in accounts receivable. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

                The following table reflects the activity in the allowance for doubtful accounts:

Fiscal Year	Description	Balance at Beginning of Period	Bad Debt Expense/ (Recovery)	Write- Offs Charged to Allowance	Effects of Foreign Currency Exchange Rates	Balance at End of Period
2007	Allowance for doubtful accounts	$70	$(5)	$—	$1	$66
2006	Allowance for doubtful accounts	$48	$28	$—	$(6)	$70
2005	Allowance for doubtful accounts	$44	$4	$—	$—	$48

                Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. We perform on-going evaluations of customers’ financial condition and, generally, require no collateral from customers.

                A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry.  The following tables depict the percentage of revenue and percentage of contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2007	2006	2005
Customer A— U.S.	22%	13%	14%
Customer B — Luxembourg	—	—	12%
Customer C — U.K.	13%	13%	12%
Total % of Revenue	35%	26%	38%

	December 31,
	2007	2006
Customer A — U.S.	42%	40%
Customer B — Luxembourg	—	11%
Total % of Contract Receivables	42%	51%

                Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of December 31, 2007 and 2006, we believe that the carrying amounts of our variable rate long-term debt approximated fair value due to the notes carrying a current market rate of interest.  We estimated that the fair value of our fixed rate long-term debt was approximately $5.4 million and $4.6 million at December 31, 2007 and 2006, respectively.

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

Services revenue from fixed-price contracts is recognized using the proportional performance method of accounting, which is similar to the percentage of completion method described above. Revenue from professional services provided pursuant to time-and-materials based contracts and training services are recognized as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

                Customer support, including maintenance revenue, is recognized ratably over the service contract period. When maintenance is bundled with the original license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

                Sales, Use and Other Value Added Tax – Revenue is recorded net of applicable state, use and other value added taxes.

                Advertising and Promotion Costs - All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $322,000, $287,000 and $594,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

                Stock-based Compensation - We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period using the guidance under SFAS 123R.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  Compensation cost for options is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

                Capitalization of Internal Software Development Costs - We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for realizability at the end of each reporting period. We did not capitalize any internal software development costs during the years ended December 31, 2007, 2006 or 2005 due to the high degree of development risk involved in each of our software development projects and the resulting short period of time between achieving technological feasibility and the general release of the software.  In addition, we did not have any capitalized internal software development costs included in our December 31, 2007 and 2006 consolidated balance sheets.

                Property and Equipment and Long-Lived Assets - Property and equipment are stated at cost or estimated fair value if acquired in an acquisition, less accumulated depreciation, and are depreciated over their estimated useful lives, generally two to four years or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

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

                Goodwill - Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.  During the year ended December 31, 2006, we recorded an impairment of goodwill.  See Note 2 for further details.

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS, TSE and Evolving Systems U.K.  These definite life assets are amortized using the straight-line method over their estimated lives.

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

Income Taxes - We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.  We evaluate tax benefits recorded in our consolidated financial statements and record accruals for any amounts deemed not probable of being sustained.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

Reclassifications - Certain prior period balances have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements - In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”), which amends Staff Accounting Bulleting 107 (“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We currently use the simplified method to estimate expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  We intend to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until adequate historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities until financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 157.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

                Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2005	$3,078	$15,492	$6,008	$9,495	$34,073
TSE earnout	2	—	25	—	27
Goodwill impairment charge	(3,080)	(7,831)	—	—	(10,911)
Effects of changes in foreign currency exchange rates	—	1,283	—	1,555	2,838
Balance as of December 31, 2006	$—	$8,944	$6,033	$11,050	$26,027
Effects of changes in foreign currency exchange rates	—	174	—	216	390
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	$26,417

                Our annual goodwill impairment test was conducted as of July 31, 2007, and it was determined that goodwill was not impaired as of the test date. From July 31, 2007 through December 31, 2007, no events have occurred that we believe may have impaired goodwill.

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

                Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of December 31, 2007 and 2006, identifiable intangibles were as follows (in thousands):

Identifiable intangible assets:	December 31, 2007			December 31, 2006
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(2) Gross Amount	(2) Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,072	$700	$1,372	$2,038	$237	$1,801	4.7 yrs
Purchased licenses	227	146	81	227	49	178	2.3 yrs
Trademarks and tradenames	896	192	704	879	63	816	7.0 yrs
Business partnerships	146	44	102	143	14	129	5.0 yrs
Customer relationships	3,707	1,279	2,428	3,657	426	3,231	5.6 yrs
	$7,048	$2,361	$4,687	$6,944	$789	$6,155	5.4 yrs

(1)               Increases in intangible values as of December 31, 2007 compared to December 31, 2006 are the direct result of changes in foreign currency exchange rates for the years then ended.

(2)               In association with our impairment of intangible assets during the second quarter of 2006, we established a new cost basis for amortizable intangible assets at June 30, 2006 and reduced the accumulated amortization to nil at June 30, 2006.  We also re-evaluated estimated remaining useful lives.

                As a result of the events that led to the goodwill impairment during 2006, we reviewed intangible assets for recoverability in accordance with SFAS 144.  Our evaluation of product strategy and development plans resulted in our determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  As a result of this review we recorded an intangible asset impairment of $5.6 million at June 30, 2006.  This was comprised of $4.2 million of purchased software and purchased license intangible assets in the License Fees and Services operating segment associated with the acquisitions of CMS and TSE as well as $1.4 million of customer relationship and business partnership intangible assets in the Customer Support operating segment associated with the acquisition of Evolving U.K.  The fair values of our intangible assets were estimated using the present value of expected future cash flows.

                Amortization expense of identifiable intangible assets was $1.6 million, $2.5 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2007 was as follows (in thousands):

Years ending
2008	$1,427
2009	924
2010	888
2011	695
2012	503
Thereafter	250
$4,687

NOTE 3 - BALANCE SHEET COMPONENTS

                The components of certain balance sheet line items are as follows (dollar amounts in thousands):

	December 31,		Estimated
Property and equipment:	2007	2006	Useful Life
Computer equipment and purchased software	$26,228	$26,132	2-4 yrs
Furniture, fixtures and leasehold improvements	2,691	1,948	5-7 yrs
	28,919	28,080
Less accumulated depreciation	(27,242)	(26,731)
	$1,677	$1,349

	December 31,
Assets acquired under capital lease:	2007	2006
Original book value	$58	$104
Accumulated depreciation	(10)	(85)
Net book value	$48	$19

                Depreciation expense was $0.9 million, $1.2 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

                Included in property and equipment at December 31, 2007 and 2006 are assets under capital lease. Depreciation expense related to assets under capital leases was $21,000, $26,000 and $26,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,
Accounts payable and accrued liabilities:	2007	2006
Accounts payable	$1,062	$930
Accrued compensation and related expenses	1,738	1,388
Accrued liabilities	3,103	2,110
	$5,903	$4,428

NOTE 4 - LONG-TERM DEBT

Our notes payable consist of the following (in thousands):

	December 31,
	2007	2006

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 5.25% and 6.25% at December 31, 2007 and 2006, respectively; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.25% and 11.60% at December 31, 2007 and 2006, respectively; interest payments are due monthly, principal installments are due quarterly with final maturity on November 14, 2010. The margin of 6.25% reduced to 5.25% since December 31, 2006 as we met and continue to maintain certain financial requirements (not met as of December 31, 2006). The loan is secured by substantially all of our assets and a pledge of the stock of our subsidiaries.

	$4,419	$6,500
$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%, interest rate was 9.00% and 9.35% at December 31, 2007 and 2006, respectively; interest payments are due monthly with final maturity on November 14, 2010. The loan is secured by substantially all of the assets of Evolving Systems U.K.	2,000	2,000
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.82% at December 31, 2007 and 12.84% at December 31, 2006, accrued interest and principal are due in full on May 16, 2011	4,767	4,870
Total notes payable	11,186	13,370
Less current portion	(2,500)	(2,000)
Long-term debt, excluding current installments	$8,686	$11,370

In November 2005, we used proceeds obtained from the $8.5 million senior note payable to extinguish certain Evolving U.K. seller financed notes through payment of $8.5 million in cash and issuance of $4.87 million in long-term unsecured subordinated notes payable to the sellers.

The senior note payable subjects us to certain affirmative and negative covenants, including financial covenants related to minimum EBITDA (as defined in the agreement as amended), as well as minimum leverage and fixed charged ratios.  In addition, the agreement is secured by substantially all assets of Evolving Systems, Inc. and our U.S. subsidiaries and restricts capital expenditures to specified limits.  We may prepay the outstanding balance of the senior note as long as we are in compliance with all financial covenants and no events of default have occurred.  In accordance with the terms of our senior note payable agreement, we made and Excess Cash Flow payment (as defined in the agreement) to our senior lender in the amount of $81,000 during March 2007.

Also in November 2005, we obtained a $4.5 million senior revolving credit facility.  We had approximately $2.5 million available under the senior revolving credit facility at December, 31, 2007.  The senior credit facility has an annual management fee based upon 0.5% of the daily average maximum borrowings allowed under the senior revolving credit facility and is paid monthly in arrears.  Borrowings under the senior revolving credit facility are limited to a multiple of our EBITDA less the balance of the senior note payable.  The multiple ranges from 2.50 in the first year to 1.75 in the fourth year.  The agreement mandated an initial borrowing of $2.0 million which remains outstanding at December 31, 2007.  The senior revolving credit facility includes the same covenants and restrictions as the senior note payable.  The senior revolving credit facilities are secured by substantially all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd.  Evolving Systems, Inc. and our U.S. subsidiaries executed a guaranty of the senior revolving credit facility.

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders.  The retirement included principal of $103,000 and accrued interest of $16,000.  The $42,000 gain on extinguishment of this debt was reflected within our other income (expense) on the consolidated statement of operations.  The remaining long-term unsecured subordinated notes payable of $4.8 million, at December 31, 2007, bear interest at 11% through December 31, 2007 and 14% thereafter.  Interest expense was recognized using an effective rate of 12.82% at December 31, 2007 and 12.84% at December 31, 2006.  The unsecured subordinated notes are subordinate to the senior note and senior revolving credit facility.  The unsecured subordinated notes payable agreements subject us to certain affirmative and negative covenants; however, certain covenants are not in effect until the senior note and senior revolving credit facility are paid in full.  Outstanding amounts of the unsecured subordinated notes may be accelerated upon the occurrence of an uncured event of default.  Accrued interest on the unsecured subordinated notes payable is separately reflected on the balance sheet under “Other long-term obligations.”

We were in compliance with all of our covenants as of December 31, 2007.

The scheduled principal payments on our notes payable are as follows (in thousands):

Year ending December 31,
2008	$2,500
2009	1,919
2010	2,000
2011	4,767
2012	—
$11,186

                See also, Note 13, Subsequent Events, for changes to our Long-Term Debt.

NOTE 5 - INCOME TAXES

                The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Domestic	$(2,398)	$(7,113)	$(2,161)
Foreign	3,552	(11,274)	(1,140)
Total	$1,154	$(18,387)	$(3,301)

The expense (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$(10)
Foreign	835	287	791
State	—	—	—
Total current	835	287	781
Deferred:
Federal	—	—	—
Foreign	(279)	(1,891)	(1,177)
State	—	—	—
Total deferred	(279)	(1,891)	(1,177)
Net income tax expense (benefit)	$556	$(1,604)	$(396)

                As of December 31, 2007 and 2006, we had net operating loss carryforwards (“NOL”) of approximately $50.5 million and $49.5 million, respectively, related to U.S. federal and state jurisdictions.  The federal NOL expires at various times beginning in 2018 and ending in 2028.  In addition, we have research and experimentation credit carryforwards of approximately $0.9 million which may expire at various times beginning in 2011.  Of our $50.5 million NOL, $9.6 million is related to stock compensation expense, the benefit of which, if realized, will be an increase to equity as opposed to a reduction in tax expense.  The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in ownership occur. Changes in our ownership have occurred that limit the future utilization of the NOL’s.

                Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$18,872	$18,504
Research and experimentation credit carryforwards	854	1,287
Equity compensation	295	137
Deferred revenue	—	35
Depreciable assets	512	512
Acquired intangibles	565	406
Other	116	60
Total deferred tax assets	21,214	20,941
Deferred tax liabilities:
Undistributed foreign earnings	(541)	(180)
Acquired intangibles	(1,151)	(1,471)
Total deferred tax liabilities	(1,692)	(1,651)
Net deferred tax asset before valuation allowance	19,522	19,290
Valuation allowance	(20,430)	(20,477)
Net deferred tax liability	$(908)	$(1,187)

	December 31,
	2007	2006
Financial statement classification:
Current deferred tax asset/(liability)	$(30)	$15
Long-term deferred tax liability	(878)	(1,202)
Net deferred tax liability	$(908)	$(1,187)

                In conjunction with the acquisition of Evolving Systems U.K., certain identifiable intangible assets were recorded.  A deferred tax liability of $4.6 million was established at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets.  As of December 31, 2007 and 2006, this deferred tax liability was $1.2 million and $1.5 million, respectively.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

                The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

U.S. federal income tax expense (benefit) at statutory rates	$393	$(6,252)	$(1,122)
State income tax expense (benefit), net of federal impact	(50)	(163)	(64)
Goodwill impairment	—	3,217	—
Non-deductible meals	13	12	18
Foreign rate differential	(4)	240	75
Foreign deemed dividends	63	(77)	127
Change in valuation allowance	(47)	1,815	604
Equity compensation	79	121	—
Research and development expenses	(312)	(483)	(59)
FIN 48 adjustment	433	—	—
Foreign taxes	33	—	—
Other, net	(45)	(34)	25
Income tax expense (benefit)	$556	$(1,604)	$(396)

                Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

                On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance as we determined that it was not more likely than not that our deferred tax assets will be realized.  As of December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

                During 2006, we recorded a $224,000 tax benefit for research and development expenses related to a change in estimate based on our as filed 2005 tax return for Evolving Systems U.K.  In addition, we recorded an income tax receivable of approximately $275,000 as of December 31, 2006 primarily as a result of this change in estimate which is included in prepaid and other current assets on our consolidated balance sheet as of December 31, 2006.

                We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

                During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. which is used for offshore product development.  We were granted a tax holiday by India which extends through March 2009.  Under the terms of the tax holiday, we are not liable for income taxes associated with our operations in India.

NOTE 6 - STOCKHOLDERS’ EQUITY

(a)           Series B Convertible Redeemable Preferred Stock

                On November 2, 2004, we issued 966,666 shares of Series B Preferred Stock in connection with our acquisition of Evolving Systems U.K.  During 2007, holders of 487,916 shares of Series B Preferred Stock, or approximately 50% of the outstanding preferred stock as of December 31, 2006, with an aggregate carrying value of $5.7 million, converted their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock is entitled to dividends on an as-converted basis with the common stock and is, therefore, considered a participating security and shares issuable upon conversion are included in weighted average shares outstanding for purposes of calculating basic earnings per share.  Upon the occurrence of certain material events (liquidation, merger, etc.), the holders of Series B Preferred Stock are entitled to receive a preference payment that is senior to the common stock, but subordinate to our senior and unsecured subordinate debt, equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $5.6 and $11.3 million at December 31, 2007 and 2006, respectively.

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

The holders of Series B Preferred Stock may also require us to redeem all or any portion of the Series B Preferred Stock for a price equal to $11.67 per share (subject to adjustment for stock splits and combinations) in the event that we fail to maintain the shelf registration of the common stock underlying such shares or otherwise breach certain other covenants.  If we are not able to maintain effectiveness of the shelf registration, we would be required to revalue the Series B Preferred Stock at fair value and reclassify the instrument to liabilities.

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

See also, Note 13, Subsequent Events, for changes to our Stockholders’ Equity.

 (b)                               Certain Anti-Takeover Provisions

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our Board of Directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain “poison pill” provisions. In connection with the Evolving Systems U.K. acquisition, we issued 966,666 shares of Series B Preferred Stock.  As of December 31, 2007, 478,750 shares of Series B Preferred Stock are outstanding.

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

                See also, Note 13, Subsequent Events, for changes to our Stockholders’ Equity.

NOTE 7 - SHARE-BASED COMPENSATION

                We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Because we historically granted options with exercise prices equal to the fair market value of our common stock at the grant date, the adoption of SFAS 123R on January 1, 2006 did not result in a significant impact on our financial statements.  Further, as a result of the preceding, our consolidated statements of operations from January 1, 2006 forward include charges for stock-based compensation. We recognized $0.7 million and $0.8 million of compensation expense in the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2007	2006
Cost of license fee and services, excluding depreciation and amortization	$59	$57
Cost of customer support, excluding depreciation and amortization	2	8
Sales and marketing	151	183
General and administrative	478	513
Product development	20	47
	$710	$808

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

                In December 2007, under the 2007 Stock Plan, we awarded a total of 137,500 shares of restricted stock to members of our board of directors and senior management.  The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method as prescribed by the SEC Staff Accounting Bulletin 107, “Share-Based Payment.”  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Expected term (years)	6.1	6.1	5.94
Risk-free interest rate	3.98%	4.35%	4.31%
Expected volatility	105.74%	121.14%	122.50%
Expected dividend yield	0%	0%	0%

                The following is a summary of stock option activity under the plan for the year ended December 31, 2007:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	4,058	$3.14
Options granted	625	2.20
Less options forfeited	(49)	2.21
Less options expired	(80)	3.60
Less options exercised	(20)	0.98
Options outstanding at December 31, 2007	4,534	$3.02	6.04	$2,845

Options exercisable at December 31, 2007	3,440	$3.28	5.12	$1,979

                The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $1.83, $2.05 and $1.94, respectively.

                As of December 31, 2007, there were approximately $2.0 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.5 years.

                The total intrinsic value of stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $23,000, $15,000 and $0.2 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.4 million and $5.3 million, respectively.

                The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $41,000 and $27,000 for the years ended December 31, 2007 and 2006, respectively.

                Cash received from stock option exercises was $19,000, $14,000 and $71,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

                Prior to the adoption of SFAS 123R on January 1, 2006, we applied the intrinsic-value-based method in accounting for the recognition of employee stock-based compensation arrangements and the fair value method for disclosure purposes.

                The following table illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

For the Year Ended December 31, 2005

Net loss, as reported	$(2,905)
Stock-based compensation expense that would have been included in net loss if the fair-value-based method had been applied to all awards	(5,210)
Pro forma net loss	$(8,115)
Loss per common and preferred share, as reported:
Basic and Diluted	$(0.16)
Pro forma loss per common and preferred share:
Basic and Diluted	$(0.43)

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

                Employee Stock Purchase Plan

                Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period.  As of December 31, 2007, there were 293,000 shares available for purchase.  For the years ended December 31, 2007, 2006 and 2005, we recorded compensation expense of $22,000,  $46,000 and $0, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	For the Years Ended December 31,
	2007	2006	2005
Expected term (years)	0.25	0.25	0.5
Risk-free interest rate	4.58%	5.02%	3.04%
Expected volatility	67.52%	78.18%	90.59%
Expected dividend yield	0%	0%	0%

                Cash received from employee stock plan purchases was $70,000, $112,000 and $55,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8 - BENEFIT PLANS

                We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the years ended December 31, 2007, 2006 and 2005, we made discretionary matching contributions using funds available in the 401(k) Plan’s forfeiture account.

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

                During 2007, 2006 and 2005, we recorded a consolidated expense of $483,000, $366,000, and $295,000, respectively, under the aforementioned plans.

NOTE 9 — EARNINGS PER SHARE

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

	For the Years Ended December 31,
	2007	2006	2005
Basic income (loss) per common and preferred share:
Net income (loss) available to common and preferred shareholders	$598	$(16,783)	$(2,905)
Weighted average common shares outstanding	17,467	16,200	16,054
Participating securities	1,731	2,900	2,641
Basic weighted average shares outstanding	19,198	19,100	18,695
Basic income (loss) per common and preferred share	$0.03	$(0.88)	$(0.16)

Diluted income (loss) per common and preferred share:
Net income (loss) available to common and preferred shareholders	$598	$(16,783)	$(2,905)
Weighted average common shares outstanding	17,467	16,200	16,054
Participating securities	1,731	2,900	2,641
Effect of dilutive securities - options	378	—	—
Diluted weighted average shares outstanding	19,576	19,100	18,695
Diluted income (loss) per common and preferred share	$0.03	$(0.88)	$(0.16)

                Weighted average options to purchase 3.2 million, 3.3 million and 2.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2007, 2006 and

2005, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period. Weighted average options to purchase 0.9 million and 1.1 million shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2006 and 2005, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

                We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters; the London, England, Bath, England and Munich, Germany offices which were assumed as part of the Evolving Systems U.K. acquisition; the Bangalore, India office; the Kuala Lumpur, Malaysia office and the Windsor, England office. Rent expense was $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is net of sublease rental income of $117,000, $142,000and $279,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

                Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1.  We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

                Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2007 are as follows (in thousands):

	Operating Leases	Capital Leases
2008	$984	$30
2009	961	30
2010	757	30
2011	506	30
2012	430	10
Total minimum lease payments	$3,638	130
Less: Amount representing interest		(31)
Principal balance of capital lease obligations		99
Less: Current portion of capital lease obligations		(20)
Long-term portion of capital lease obligations		$79

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2007 and 2006.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2007 and 2006.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of December 31, 2007 and 2006.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of December 31, 2007 and 2006.

                In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2007 and 2006.

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

                We are involved in various other legal matters arising in the normal course of business.  Losses, including estimated costs to defend, were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 - SEGMENT INFORMATION

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

                Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenue
License fees and services	$17,895	$15,883	$19,779
Customer support	18,058	17,950	19,673
	35,953	33,833	39,452

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	9,872	8,541	10,288
Customer support	11,821	12,256	13,094
	21,693	20,797	23,382
Unallocated costs
Other operating expenses	16,795	17,172	18,382
Depreciation and amortization	2,464	3,680	6,658
Impairment of goodwill and intangible assets	—	16,516	—
Restructuring and other	(4)	(21)	(49)
Interest income	(304)	(160)	(116)
Interest expense	1,747	1,992	1,636
Gain on extinguishment of debt	(42)	—	—
Foreign currency exchange (gain) loss	(117)	5	172
Income (loss) before income taxes	$1,154	$(18,387)	$(3,301)

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

	For the Year Ended December 31, 2007
	L&S	CS	Total
Revenue
United States	$2,619	$10,744	$13,363
United Kingdom	6,144	2,863	9,007
Other	9,132	4,451	13,583
Total revenues	$17,895	$18,058	$35,593

	For the Year Ended December 31, 2006
	L&S	CS	Total
Revenue
United States	$2,863	$11,320	$14,183
United Kingdom	6,099	2,470	8,569
Other	6,921	4,160	11,081
Total revenues	$15,883	$17,950	$33,833

	For the Year Ended December 31, 2005
	L&S	CS	Total
Revenue
United States	$5,917	$12,747	$18,664
United Kingdom	4,878	4,513	9,391
Other	8,984	2,413	11,397
Total revenues	$19,779	$19,673	$39,452

	December 31,
	2007	2006
Long-lived assets, net
United States	$7,814	$7,986
United Kingdom	24,883	25,406
Other	84	139
	$32,781	$33,531

                Revenue related to our product lines is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenue
Activation	$19,533	$16,717	$18,868
Numbering solutions	11,919	12,006	15,336
Mediation	4,501	5,110	5,248
Total revenues	$35,953	$33,833	$39,452

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2007
Total revenue	$8,461	$9,122	$9,311	$9,059
Less: cost of revenue and operating expenses	8,231	8,493	8,232	8,559
Income from operations	230	629	1,079	500
Income (loss) before income taxes	(186)	155	914	271
Net income (loss)	$(326)	$72	$569	$284
Net income (loss) per common and preferred share:
Basic	$(0.02)	$(0.00)	$0.03	$0.01
Diluted	$(0.02)	$(0.00)	$0.03	$0.01

Year Ended December 31, 2006
Total revenue	$8,128	$8,240	$8,667	$8,798
Less: cost of revenue and operating expenses	9,386	25,312	7,989	7,696
Income (loss) from operations	(1,258)	(17,072)	678	1,102
Income (loss) before income taxes	(1,730)	(17,561)	218	686
Net income (loss)	$(1,651)	$(16,186)	$42	$1,012
Net income (loss) per common and preferred share:
Basic	$(0.09)	$(0.85)	$(0.00)	$0.05
Diluted	$(0.09)	$(0.85)	$(0.00)	$0.05

NOTE 13 — SUBSEQUENT EVENTS

Long-Term Debt

                On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).

                We used proceeds from the $4.0 million senior term loan to pay down our existing senior term note balance of approximately $3.8 million.  The $4.0 million senior term loan bears interest at a fixed rate of 8.25% and is payable in 24 equal monthly installments of principal, plus all accrued interest, beginning March 10, 2008, with final maturity on February 22, 2010.  The senior term loan is secured by substantially all assets of Evolving Systems, Inc. and subjects us to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.

                The scheduled principal payments on our notes payable are as follows (in thousands):

Year ending December 31,
2008	$1,667
2009	2,000
2010	333
$4,000

                Additionally, we obtained a new $1.0 million U.S. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 6.00% as of February 22, 2008.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of February 22, 2008, we had no borrowing outstanding under this U.S. Revolving Facility.

                We also entered into a $5.0 million U.K. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 6.00% as of February 22, 2008.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd and Evolving Systems Limited and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of February 22, 2008, we had no borrowing outstanding under this U.K. Revolving Facility.

                Related to the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded, on February 22, 2008, a one time write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  As of February 22, 2008, we also capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These new capitalized debt issuance costs will be amortized over the term of the new senior debt.

                On February 22, 2008, we paid $272,000 to retire $279,000 of subordinated debt and related accrued interest held by two of our subordinated note holders.  The retirements included principal of $217,000 and accrued interest of $62,000.  The $7,000 gain on extinguishment of this debt will be reflected within our other income (expense) on the 2008 consolidated statement of operations.  On February 22, 2008, we also paid $728,000 in accrued interest to the remaining subordinated note holders.

Stockholders’ Equity

                On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 1,385,274 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  During the three and twelve months ended December 31, 2007, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2008 Proxy Statement, anticipated to be filed within 120 days of December 31, 2007, entitled “Proposal No. 1—Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.    EXECUTIVE COMPENSATION

                Incorporated by reference to the section of Evolving Systems, Inc. 2008 Proxy Statement, anticipated to be filed within 120 days of December 31, 2007, entitled “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                Incorporated by reference to the section of the Evolving Systems, Inc. 2008 Proxy Statement, anticipated to be filed within 120 days of December 31, 2007, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                Incorporated by reference to the sections of the Evolving Systems, Inc. 2008 Proxy Statement, anticipated to be filed within 120 days of December 31, 2007, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

                Incorporated by reference to the section of the Evolving Systems, Inc. 2008 Proxy Statement, anticipated to be filed within 120 days of December 31, 2007, entitled “Report of the Audit Committee.”

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

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1†	Restated Certificate of Incorporation.
3.1(a)	Certificate of Designation for the Series B Convertible Preferred Stock, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 11, 2004 and incorporated herein by reference.
3.1(b)

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.1(c) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

3.1(c)

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.01 to the Registrant’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.2†	Amended and Restated Bylaws.
3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii)(1) to the Registrant’s Form 8-K filed on August 8, 2007 and incorporated herein by reference.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.1 (a)*	James E. King Equity Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed March 22, 2007 and incorporated herein by reference.
4.1 (b)	Evolving Systems, Inc. 2007 Stock Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed July 25, 2007 and incorporated herein by reference.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1†*	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.

10.1(a)	Loan and Security Agreement between Evolving Systems, Inc. and Bridge Bank, N.A., as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
10.1(b)

Intellectual Property Security Agreement between Evolving Systems, Inc. and Bridge Bank, N.A., as filed as Exhibit 10.1(b) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.1(c)	Loan Agreement between Evolving Systems Ltd. And Bridge Bank, N.A., as filed as Exhibit 10.1(c) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
10.1(d)	Debenture between Evolving Systems Ltd. and Bridge Bank, N.A., as filed as Exhibit 10.1(d) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
10.1(e)

Unconditional Guaranty by Evolving Systems Holdings Ltd. in favor of Bridge Bank, N.A., as filed as Exhibit 10.1(e) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.1(f)	Charge Over Shares between Evolving Systems Holdings Ltd. and Bridge Bank, N.A., as filed as Exhibit 10.1(f) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
10.1(g)	Unconditional Guaranty by Evolving Systems, Inc. in favor of Bridge Bank, N.A., as filed as Exhibit 10.1(g) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
10.1(h)

Subordination Agreement among Evolving Systems, Inc. the Junior Creditors (as listed in the agreement) and Bridge Bank, N.A., as filed as Exhibit 10.1(h) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.1(i)

Master Amendment to Subordination Notes among Evolving Systems, Inc. and the holders of Subordinated Notes party thereto, as filed as Exhibit 10.1(i) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.1(j)	Form of Subordinated Note filed as Exhibit 10.1(k) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.
10.2†*	Amended and Restated Stock Option Plan.
10.2 (a)

Standstill Agreement between Evolving Systems, Inc. and Karen Singer, Trustee of the Singer Children’s Management Trust, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.3†*	Employee Stock Purchase Plan.
10.10†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.20(a)*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(b)*	Amendment to Management Change in Control Agreement — Brian R. Ervine as filed as Exhibit 10.20(b) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(c)*	Amendment to Management Change in Control Agreement — Anita T. Moseley as filed as Exhibit 10.20(c) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(d)*	Amendment to Management Change in Control Agreement — Stuart Cochran as filed as Exhibit 10.20(d) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.21	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EVOLVING SYSTEMS, INC.

By: /s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 12, 2008
Thaddeus Dupper

POWER OF ATTORNEY

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thaddeus Dupper and Anita T. Moseley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons n behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 12, 2008
Thaddeus Dupper

By: /s/ BRIAN R. ERVINE	Executive Vice President, Chief Financial Officer (Principal	March 12, 2008
Brian R. Ervine	Financial and Accounting Officer)

By: /s/ STEPHEN K. GARTSIDE, JR.	Chairman of the Board of Directors	March 12, 2008
Stephen K. Gartside, Jr.

By: /s/ GEORGE A. HALLENBECK	Director	March 12, 2008
George A. Hallenbeck

By: /s/ DAVID J. NICOL	Director	March 12, 2008
David J. Nicol

By: /s/ PHILIP M. NECHES	Director	March 12, 2008
Philip M. Neches

By: /s/ STEVE B. WARNECKE	Director	March 12, 2008
Steve B. Warnecke

By: /s/ BRUCE W. ARMSTRONG	Director	March 12, 2008
Bruce W. Armstrong