Form 10-Q
period 2008-03-31
EVOLVING SYSTEMS INC
filed 2008-05-08
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 1, 2008 there were 19,373,507 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2008

Table of Contents

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2008 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II – OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,737	$7,271
Contract receivables, net of allowance of $36 and $66 at March 31, 2008 and December 31, 2007, respectively	6,448	10,959
Unbilled work-in-progress	1,555	922
Deferred income taxes	4	4
Prepaid and other current assets	1,625	1,331
Total current assets	16,369	20,487
Property and equipment, net	1,678	1,677
Amortizable intangible assets, net	4,301	4,687
Goodwill	26,395	26,417
Long-term restricted cash	100	100
Other long-term assets	346	359
Total assets	$49,189	$53,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$21	$20
Current portion of long-term debt	2,000	2,500
Accounts payable and accrued liabilities	5,723	5,903
Deferred income taxes	26	34
Unearned revenue	9,766	10,635
Total current liabilities	17,536	19,092
Long-term liabilities:
Capital lease obligations, net of current portion	74	79
Other long-term obligations	872	1,477
Long-term debt, net of current portion	6,383	8,686
Deferred foreign income taxes	811	878
Total liabilities	25,676	30,212

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	—	5,587

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 0 and 478,750 shares of Series B issued and outstanding as of March 31, 2008 and December 31, 2007, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 19,361,920 and 17,914,770 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	19	18
Additional paid-in capital	81,147	75,317
Accumulated other comprehensive income	2,142	2,144
Accumulated deficit	(59,795)	(59,551)
Total stockholders’ equity	23,513	17,928
Total liabilities and stockholders’ equity	$49,189	$53,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE
License fees and services	$4,832	$3,991
Customer support	4,295	4,470
Total revenue	9,127	8,461

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,224	1,924
Costs of customer support, excluding depreciation and amortization	1,493	1,493
Sales and marketing	2,187	2,040
General and administrative	1,425	1,550
Product development	1,068	549
Depreciation	230	288
Amortization	380	388
Restructuring and other expense (recovery)	—	(1)
Total costs of revenue and operating expenses	9,007	8,231

Income from operations	120	230

Other income (expense):
Interest income	78	64
Interest expense	(336)	(464)
Gain (loss) on extinguishment of debt	(290)	42
Foreign currency exchange gain (loss)	110	(58)
Other expense, net	(438)	(416)

Loss before income taxes	(318)	(186)

Income tax expense (benefit)	(74)	140

Net loss	$(244)	$(326)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average basic and diluted shares outstanding	19,362	19,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2007	17,914,770	$18	$75,317	$2,144	$(59,551)	$17,928
Common stock issued pursuant to the Employee Stock Purchase Plan	10,900	—	16	—	—	16
Stock-based compensation expense	—	—	228	—	—	228
Preferred stock conversion	1,436,250	1	5,586	—	—	5,587
Comprehensive loss:
Net loss	—	—	—	—	(244)
Foreign currency translation adjustment	—	—	—	(2)	—
Comprehensive loss						(246)
Balance at March 31, 2008	19,361,920	$19	$81,147	$2,142	$(59,795)	$23,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244)	$(326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	230	288
Amortization of intangible assets	380	388
Amortization of debt issuance costs	41	64
Equity compensation	228	249
Gain on disposal of property and equipment	—	(1)
(Gain) loss on extinguishment of debt	290	(42)
Foreign currency transaction (gains) losses, net	(110)	58
Benefit from foreign deferred income taxes	(74)	(9)
Change in operating assets and liabilities:
Contract receivables	4,653	1,479
Unbilled work-in-progress	(634)	576
Prepaid and other current assets	(330)	161
Accounts payable and accrued liabilities	(253)	344
Unearned revenue	(871)	366
Other	(603)	161
Net cash provided by operating activities	2,703	3,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(314)	(233)
Proceeds from sale of property and equipment	—	1
Earnout payments from business combinations	—	(24)
Net cash used in investing activities	(314)	(256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(4)	(9)
Principal payments on long-term debt	(6,798)	(642)
Proceeds from issuance of long-term debt	4,000	—
Payments for debt issuance costs	(129)	—
Proceeds from issuance of common stock	16	17
Net cash used in financing activities	(2,915)	(634)

Effect of foreign exchange rate changes on cash	(8)	23

Net increase (decrease) in cash and cash equivalents	(534)	2,889
Cash and cash equivalents at beginning of period	7,271	5,076
Cash and cash equivalents at end of period	$6,737	$7,965

Supplemental disclosure of other cash and non-cash transactions:
Interest paid	$928	$244
Income taxes paid	$75	$2
Conversion of preferred stock into common stock	$5,587	$5,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization – We are a provider of software solutions and services to the wireless, wireline and IP carrier market with long-standing relationships with many of the largest carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; and mediation solutions supporting data collection for both service assurance and billing applications.

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

We recognize services revenue from fixed-price contracts using the proportional performance method of accounting, which is similar to the percentage of completion method described above. Revenue from professional services provided pursuant to time-and-materials based contracts and training services are recognized as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

We recognize customer support, including maintenance revenue, ratably over the service contract period. When maintenance is bundled with the original license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

Stock-based Compensation – We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  We recognized compensation cost for options on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, stock option grants and employee stock purchase plan purchases were accounted for under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Recent Accounting Pronouncements – In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”), which amends Staff Accounting Bulleting 107 (“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We currently use the simplified method to estimate expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  We adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until adequate historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008.  We have elected not to apply the fair value option allowed under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	$26,417
Effects of changes in foreign currency exchange rates	—	(10)	—	(12)	(22)
Balance as of March 31, 2008	$—	$9,108	$6,033	$11,254	$26,395

Our annual goodwill impairment test was conducted as of July 31, 2007, and we determined that goodwill was not impaired as of the test date.  From July 31, 2007 through March 31, 2008, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2008 and December 31, 2007, identifiable intangibles were as follows (in thousands):

	March 31, 2008			December 31, 2007
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,070	$814	$1,256	$2,072	$700	$1,372	4.7 yrs
Purchased licenses	227	170	57	227	146	81	2.3 yrs
Trademarks and tradenames	894	224	670	896	192	704	7.0 yrs
Business partnerships	146	51	95	146	44	102	5.0 yrs
Customer relationships	3,705	1,482	2,223	3,707	1,279	2,428	5.6 yrs
	$7,042	$2,741	$4,301	$7,048	$2,361	$4,687	5.4 yrs

      (1)  Changes in intangible values as of March 31, 2008 compared to December 31, 2007 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.4 million for each of the three months ended March 31, 2008 and 2007.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2008 was as follows (in thousands):

Twelve months ending March 31,
2009	$1,277
2010	911
2011	887
2012	598
2013	502
Thereafter	126
$4,301

NOTE 3 – EARNINGS PER COMMON SHARE

We compute basic earnings per share (“EPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). We compute diluted EPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options. The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding	18,866	16,695
Participating securities	496	2,458
Basic and diluted weighted average shares outstanding	19,362	19,153

Weighted average options to purchase 1.8 million and 0.7 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2008 and 2007, respectively, as their effect would have been anti-dilutive as a result of the net loss for the period.  Weighted average options to purchase 2.7 million and 3.4 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2008 and 2007, respectively, because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We recognized $0.2 million of compensation expense in the consolidated statements of operations for each of the three months ended March 31, 2008 and 2007, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of license fee and services, excluding depreciation and amortization	$17	$22
Cost of customer support, excluding depreciation and amortization	2	(2)
Sales and marketing	42	39
General and administrative	146	183
Product development	21	7
	$228	$249

The negative amount in the table above for the three months ended March 31, 2007 resulted from the true-up of estimated forfeitures to actual forfeitures.

Stock Option Plan

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 8,350,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2008, 3,865,253 options remained outstanding under the Option Plan.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the board of directors approved an inducement award under a stand-alone equity incentive plan.  We granted 100,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  A maximum of 2,000,000 shares may be issued under the 2007 Stock Plan.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.

In December 2007, under the 2007 Stock Plan, we awarded a total of 137,500 shares of restricted stock to members of our board of directors and senior management.  The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released over four years for awards granted to employees and over one year for awards granted to members of the board of directors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method as prescribed by the SEC Staff Accounting Bulletin 107 (“SAB 107”), “Share-Based Payment.”  In January 2008, we adopted the provisions of Staff Accounting Bulletin 110, “Share-Based Payment,” which allows us to continue to calculate the expected term of share options granted using the simplified method as prescribed under SAB 107. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2008	2007
Expected term (years)	6.2	6.1
Risk-free interest rate	2.7%	4.5%
Expected volatility	101.9%	108.0%
Expected dividend yield	0%	0%

The following is a summary of stock option activity under the plan for the three months ended March 31, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	4,534	$3.02
Options granted	80	$2.06
Less options forfeited	(3)	$2.32
Less options expired	(42)	$5.35
Less options exercised	—	$—
Options outstanding at March 31, 2008	4,569	$2.98	5.86	$725

Options exercisable at March 31, 2008	3,529	$3.22	4.98	$704

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $1.67 and $1.45, respectively.

As of March 31, 2008, there was approximately $1.9 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for each of the three months ended March 31, 2008 and 2007 was $0.  The total fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 and $11,000 for the three months ended March 31, 2008 and 2007, respectively.

Cash received from stock option exercises for each of the three months ended March 31, 2008 and 2007 was $0.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2008, there were 292,000 shares available for purchase.  For each of the three months ended March 31, 2008 and 2007, we recorded compensation expense of $6,000, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

The fair value of each purchase made under our ESPP is estimated on the date of purchase using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each purchase.  The expected term of each purchase is based upon the three-month participation period of each offering.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of each offering.  The expected volatility is based upon historical volatility of our common stock.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2008	2007
Expected term (years)	0.25	0.25
Risk-free interest rate	1.3%	5.1%
Expected volatility	70.4%	70.0%
Expected dividend yield	0%	0%

Cash received from employee stock plan purchases for the three months ended March 31, 2008 and 2007 was $16,000 and $17,000, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2008, two significant customers (defined as contributing at least 10%) accounted for 30% (18% and 12%) of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.  For the three months ended March 31, 2007, two significant customers accounted for 34% (22% and 12%) of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of March 31, 2008, three significant customers accounted for approximately 44% (18%, 16% and 10%) of contract receivables.  These customers are large telecommunications operators located in Chile, the U.S. and the U.K, respectively.  At December 31, 2007, one significant customer accounted for approximately 42% of contract receivables.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$3,833	$—

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 5.25% at December 31, 2007; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.25% at December 31, 2007. In February 2008, this note payable was replaced by our new $4.0 million senior term loan.	—	4,419

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.00% at December 31, 2007. In February 2008, this revolver was replaced with our $6.0 million senior revolving credit facilities.	—	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.60% and 12.82% at March 31, 2008 and December 31, 2007, respectively, accrued interest and principal are due in full May 16, 2011.	4,550	4,767
Total debt	8,383	11,186
Less current portion	(2,000)	(2,500)
Long-term debt, excluding current portion	$6,383	$8,686

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

The remaining scheduled principal payments as of March 31, 2008 on our senior term loan are as follows (in thousands):

Year ending December 31,
2008	$1,500
2009	2,000
2010	333
$3,833

Additionally, we obtained a new $1.0 million U.S. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.25% as of March 31, 2008.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2008, we had $1.0 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

We also entered into a $5.0 million U.K. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.25% as of March 31, 2008.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd and Evolving Systems Limited and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2008, we had $3.8 million in availability, but no borrowing outstanding under this U.K. Revolving Facility,

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These newly capitalized debt issuance costs will be amortized over the term of the new senior debt.

On February 22, 2008, we paid $272,000 to retire $279,000 of subordinated debt and related accrued interest held by two of our subordinated note holders.  The retirements included principal of $217,000 and accrued interest of $62,000.  The $7,000 gain on extinguishment of this debt is reflected within our other income (expense) on the consolidated statement of operations.  On February 22, 2008, we also paid $728,000 in accrued interest to the remaining subordinated note holders.

We were in compliance with all of our debt covenants as of March 31, 2008.

NOTE 7 – INCOME TAXES

We recorded net income tax benefit of $0.1 million for the three months ended March 31, 2008.  The net benefit during the three months ended March 31, 2008 consisted of a deferred tax benefit of $0.1 million, related to our U.K.-based operations.

We recorded net income tax expense of $0.1 million for the three months ended March 31, 2007.  The net expense during the three months ended March 31, 2007 consisted of current income tax expense of approximately $0.2 million and a deferred tax benefit of $0.1 million both of which were related to our U.K.-based operations.

Effective April 2007, our Indian subsidiary was subject to a 10% minimum alternative tax.  This tax did not have a material impact on our results for the three months ended March 31, 2008, and we do not expect this tax to have a material impact on future results.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2008 and December 31, 2007, this component of the deferred tax liability was $1.1 million and $1.2 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2008 and December 31, 2007 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

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

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets will be realized.  As of March 31, 2008 and December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 1,385,274 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  On March 19, 2008, a holder of 16,992 shares of Series B Preferred Stock with a carrying value of $0.2 million, which represented the remainder of the outstanding preferred stock, converted his shares of preferred stock into 50,976 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue
License fees and services	$4,832	$3,991
Customer support	4,295	4,470
	9,127	8,461

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	2,608	2,067
Customer support	2,802	2,977
	5,410	5,044

Unallocated costs
Other operating expenses	4,680	4,139
Depreciation and amortization	610	676
Restructuring and other	—	(1)
Interest income	(78)	(64)
Interest expense	336	464
(Gain) loss on debt extinguishment	290	(42)
Foreign currency exchange (gain) loss	(110)	58
Loss before income taxes	$(318)	$(186)

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenues to individual countries.  We provide products and services on a global basis through our headquarters and our London-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore, India provide software development services to our global operations.  Financial information relating to operations by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2008			2007
Revenue	L&S	CS	Total	L&S	CS	Total
United States	$399	$2,470	$2,869	$611	$2,635	$3,246
United Kingdom	1,193	682	1,875	1,174	744	1,918
Other	3,240	1,143	4,383	2,206	1,091	3,297
Total Revenue	$4,832	$4,295	$9,127	$3,991	$4,470	$8,461

	March 31,	December 31,
	2008	2007
Long-lived assets, net
United States	$7,706	$7,814
United Kingdom	24,597	25,883
Other	71	84
Total long-lived assets, net	$32,374	$32,781

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended March 31,
Revenue	2008	2007
Activation	$4,692	$4,574
Numbering solutions	2,933	2,801
Mediation	1,502	1,086
	$9,127	$8,461

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2008 or December 31, 2007.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2008 or December 31, 2007.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2008 or December 31, 2007.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2008 or December 31, 2007.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2008 or December 31, 2007.

(b)           Litigation

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Effective January 1, 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we will pay Mr. Gartside an annual fee of $20,000 for consulting services provided to us.  We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 and $0 as of March 31, 2008 and December 31, 2007, respectively.  We recorded $5,000 and $0 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a worldwide provider of software solutions and services to telecommunications carriers, with 70 network operators in 45 countries.  Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is a leading packaged solution for service activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2008	2007
REVENUE
License fees and services	53%	47%
Customer support	47%	53%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	24%	23%
Costs of customer support, excluding depreciation and amortization	16%	18%
Sales and marketing	24%	24%
General and administrative	16%	18%
Product development	12%	7%
Depreciation	3%	3%
Amortization	4%	4%
Total costs of revenue and operating expenses	99%	97%

Income from operations	1%	3%

Interest income	1%	1%
Interest expense	(4)%	(6)%
Gain (loss) on debt extinguishment	(3)%	1%
Foreign currency exchange gain (loss)	1%	(1)%
Other expense, net	(5)%	(5)%

Loss before income taxes	(4)%	(2)%

Income tax expense (benefit)	(1)%	2%

Net loss	(3)%	(4)%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (VSOE), is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended March 31,
	2008	2007
Activation	$4,692	$4,574
Numbering solutions	2,933	2,801
Mediation	1,502	1,086
	$9,127	$8,461

License Fees and Services

License fees and services revenue increased 21%, or $0.8 million, to $4.8 million for the three months ended March 31, 2008 from $4.0 million for the three months ended March 31, 2007.  This increase in license fees and services revenue was composed of an increase of $0.1 million in revenue from our activation products, an increase of $0.2 million in revenue from our numbering solutions and an increase of $0.5 million in revenue from our mediation products.  This growth is due to our expansion into new international markets for both activation and numbering solutions and follow on sales from our existing mediation account base.

Customer Support

Customer support revenue decreased $0.2 million, or 4%, to $4.3 million for the three months ended March 31, 2008 from $4.5 million for the three months ended March 31, 2007.  The decrease in customer support revenue was the result of mediation customer support revenue decreasing $0.2 million.  Customer support revenue from activation and numbering solutions remained constant for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease in mediation customer support revenue is the result of a decline in our network mediation support account base.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, cost of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.7 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively.  These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.3 million, or 16%, to $2.2 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007.  However, as a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 46% for the three months ended March 31, 2008 from 48% for the three months ended March 31, 2007.  Although costs have increased to support the increased revenues, they have decreased as a percentage of revenue due to incremental revenues growing at a faster rate than incremental costs.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.5 million for each of the three months ended March 31, 2008 and 2007.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 35% for the three months ended March 31, 2008 from 33% for the three months ended March 31, 2007.  Although the costs of customer support have remained constant for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, they have increased as a percentage of customer support revenue.  This percentage increase is due to higher support costs for our Local Number Portability (“LNP”) products as a result of increased porting volumes and supporting additional platforms.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses increased $0.2 million, or 7%, to $2.2 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007.  As a percentage of total revenue, sales and marketing expenses remained constant at 24% for each the three months ended March 31, 2008 and 2007.  The increase in the expense base is the result of increased travel costs associated with our expansion into new international markets, as well as higher sales incentive compensation related to our improved bookings and revenue.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.1 million, or 8%, to $1.4 million from $1.5 million for the three months ended March 31, 2008 and 2007, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended March 31, 2008 and 2007, decreased to 16% from 18%, respectively.  These decreases are a result of decreased professional fees.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.5 million, or 95%, to $1.0 million from $0.5 million for the three months ended March 31, 2008 and 2007, respectively.  As a percentage of revenue, product development expenses for the three months ended March 31, 2008 and 2007, increased to 12% from 7%, respectively.  These increases are the result of increased investments made in our activation products, including, but not limited to, the development of Tertio™ Service Verification, Tertio™ Service Activation and Tertio™ Process

Management.  We have also increased investment in internationalizing our NumeriTrack® product, as well as investing in the development of our Dynamic SIM Allocation™ product.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.4 million for each of the three months ended March 31, 2008 and 2007, respectively.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $336,000 and $464,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease of $128,000 is due to lower debt balances and to lower interest rates on our new senior debt.

Gain (Loss) on Debt Extinguishment

                                               In February 2008, we wrote-off the remaining debt issuance costs of $297,000 related to our senior term not payable that was replaced during the three months ended March 31, 2008.  This loss related to the debt issuance cost write-off was partially offset by a $7,000 gain resulting from us paying $272,000 to retire $279,000 of subordinated debt and related accrued interest held by two of our subordinated note holders.  The retirements included principal of $217,000 and accrued interest of $62,000.

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders, resulting in a $42,000 gain on debt extinguishment.  The retired debt included principal of $103,000 and accrued interest of $16,000.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $110,000 and $(58,000) for the three months ended March 31, 2008 and 2007, respectively.  The gains (losses) were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded income tax benefit of $0.1 million for the three months ended March 31, 2008 and income tax expense of $0.1 million for the three months ended March 31, 2007.  The net income tax benefit during the three months ended March 31, 2008 consisted of a deferred foreign tax benefit of $0.1 million related to our UK-based operations.  The net income tax expense during the three months ended March 31, 2007 consisted of current foreign income tax expense of $0.2 million and a deferred foreign tax benefit of $0.1 million both of which are related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the identifiable intangible amortization is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2008 and December 31, 2007, this deferred tax liability was $1.1 million and $1.2 million, respectively.  This deferred tax liability is carried on the books of our United Kingdom subsidiary, and has no impact on our ability to recover our U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

 Our working capital position decreased $2.6 million to a $1.2 million deficit as of March 31, 2008 from a $1.4 million surplus as of December 31, 2007.  The decrease in our working capital position is primarily attributable to the $3.0 million in existing cash used to retire our $2.0 million revolving credit facility and to retire $1.0 million related to our subordinated notes, including interest.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2007 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2008, our principal source of liquidity was $6.7 million in cash and cash equivalents as well as $4.8 million available under our revolving credit facilities.  The following table summarizes our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided (used) by:
Operating activities	$2,703	$3,756
Investing activities	(314)	(256)
Financing activities	(2,915)	(634)
Effect of exchange rates	(8)	23
Net cash provided (used)	$(534)	$2,889

Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $2.7 million and $3.8 million, respectively.  Changes in operating assets and liabilities, which contributed to the majority of the decrease in cash provided by operating activities, reflected a net increase in cash from operating activities of $1.9 million for the three months ended March 31, 2008 as compared to a net increase in cash of $3.1 million for the three months ended March 31, 2007.  This fluctuation was primarily attributable to the $0.8 million interest payment made on our subordinated notes during the three months ended March 31, 2008.

Net cash used by investing activities during each of the three months ended March 31, 2008 and 2007 was $0.3 million.  The cash used for the three months ended March 31, 2008 related to purchases of property and equipment of $0.3 million.  The cash used for the three months ended March 31, 2007 related primarily to purchases of property and equipment of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $2.9 million and $0.6 million, respectively.  Financing activities in the three months ended March 31, 2008 consisted of principal payments on existing debt, of approximately $6.8 million, partially offset by borrowings related to our new senior term loan, of approximately $3.9 million, net issuance costs.  During the three months ended March 31, 2007, we paid $0.6 million and in principal payments on notes payable.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2008 of $6.7 million;

•                  The availability under our revolving credit facilities of $4.8 million at March 31, 2008;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of March 31, 2008 of approximately $18.9 million, including $7.1 million in license fees and services and $11.8 million in customer support;

•                  Our planned capital expenditures; and

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2008, the effect of exchange rate changes resulted in an $8,000 decrease to consolidated cash.  During the three months ended March 31, 2007, the effect of exchange rate changes resulted in a $23,000 increase in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	March 31, 2008	December 31, 2007
Great British Pound	0.50148	0.50092
Indian Rupee	39.88831	39.43218

	Three months ended
Average rates:	March 31, 2008	March 31, 2007
Great British Pound	0.50588	0.51177
Indian Rupee	39.77975	44.109463

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

                                                                        During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors.”

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

Date: May 8, 2008	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)