Form 10-Q
period 2008-06-30
EVOLVING SYSTEMS INC
filed 2008-08-06
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of July 28, 2008 there were 19,383,018 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,249	$7,271
Contract receivables, net of allowance of $36 at June 30, 2008 and $66 at December 31, 2007	6,004	10,959
Unbilled work-in-progress	1,261	922
Deferred income taxes	4	4
Prepaid and other current assets	1,752	1,331
Total current assets	16,270	20,487
Property and equipment, net	1,501	1,677
Amortizable intangible assets, net	3,920	4,687
Goodwill	26,398	26,417
Long-term restricted cash	100	100
Other long-term assets	308	359
Total assets	$48,497	$53,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$20	$20
Current portion of long-term debt	2,000	2,500
Accounts payable and accrued liabilities	5,420	5,903
Deferred income taxes	30	34
Unearned revenue	8,829	10,635
Total current liabilities	16,299	19,092
Long-term liabilities:
Capital lease obligations, net of current portion	71	79
Other long-term obligations	1,042	1,477
Long-term debt, net of current portion	5,883	8,686
Deferred foreign income taxes	753	878
Total liabilities	24,048	30,212

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	—	5,587

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 0 and 478,750 shares of Series B issued and outstanding as of June 30, 2008 and December 31, 2007, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 19,373,507 and 17,914,770 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	19	18
Additional paid-in capital	81,395	75,317
Accumulated other comprehensive income	2,055	2,144
Accumulated deficit	(59,020)	(59,551)
Total stockholders’ equity	24,449	17,928
Total liabilities and stockholders’ equity	$48,497	$53,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
License fees and services	$5,342	$4,742	$10,174	$8,733
Customer support	4,303	4,380	8,598	8,850
Total revenue	9,645	9,122	18,772	17,583

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,902	1,941	4,126	3,865
Costs of customer support, excluding depreciation and amortization	1,632	1,716	3,125	3,209
Sales and marketing	2,194	2,186	4,381	4,225
General and administrative	1,236	1,648	2,661	3,199
Product development	950	358	2,018	907
Depreciation	252	252	482	540
Amortization	379	392	759	780
Restructuring and other expense (recovery)	—	—	—	(1)
Total costs of revenue and operating expenses	8,545	8,493	17,552	16,724

Income from operations	1,100	629	1,220	859

Other income (expense):
Interest income	39	81	117	145
Interest expense	(283)	(451)	(619)	(915)
Gain (loss) on extinguishment of debt	—	—	(290)	42
Foreign currency exchange gain (loss)	32	(104)	142	(162)
Other expense, net	(212)	(474)	(650)	(890)

Income (loss) before income taxes	888	155	570	(31)

Income tax expense	113	83	39	223

Net income (loss)	$775	$72	$531	$(254)

Basic and diluted income (loss) per common share	$0.04	$0.00	$0.03	$(0.01)

Weighted average basic shares outstanding	19,374	19,180	19,368	19,167
Weighted average diluted shares outstanding	19,845	19,604	19,840	19,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2007	17,914,770	$18	$75,317	$2,144	$(59,551)	$17,928
Common stock issued pursuant to the Employee Stock Purchase Plan	22,487	—	36	—	—	36
Stock-based compensation expense	—	—	456	—	—	456
Preferred stock conversion	1,436,250	1	5,586	—	—	5,587
Comprehensive income:
Net income	—	—	—	—	531
Foreign currency translation adjustment	—	—	—	(89)	—
Comprehensive income						442
Balance at June 30, 2008	19,373,507	$19	$81,395	$2,055	$(59,020)	$24,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$531	$(254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	482	540
Amortization of intangible assets	759	780
Amortization of debt issuance costs	78	125
Equity compensation	456	381
Gain on disposal of property and equipment	—	(1)
(Gain) loss on extinguishment of debt	290	(42)
Foreign currency transaction (gains) losses, net	(142)	162
Benefit from foreign deferred income taxes	(127)	(65)
Change in operating assets and liabilities:
Contract receivables	5,054	4,502
Unbilled work-in-progress	(339)	109
Prepaid and other current assets	(479)	(16)
Accounts payable and accrued liabilities	(386)	197
Unearned revenue	(1,807)	(657)
Other	(433)	343
Net cash provided by operating activities	3,937	6,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(393)	(322)
Reduction in restricted cash	—	200
Proceeds from sale of property and equipment	—	1
Earnout payments from business combinations	—	(24)
Net cash used in investing activities	(393)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(9)	(12)
Principal payments on long-term debt	(7,298)	(1,141)
Proceeds from issuance of long-term debt	4,000	—
Payments for debt issuance costs	(282)	—
Proceeds from issuance of common stock	36	55
Net cash used in financing activities	(3,553)	(1,098)

Effect of foreign exchange rate changes on cash	(13)	(39)

Net increase (decrease) in cash and cash equivalents	(22)	4,822
Cash and cash equivalents at beginning of period	7,271	5,076
Cash and cash equivalents at end of period	$7,249	$9,898

Supplemental disclosure of other cash and non-cash transactions:
Interest paid	$1,095	$460
Income taxes paid	$294	$27
Conversion of preferred stock into common stock	$5,587	$5,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization – We are a provider of software solutions and services to the wireless, wireline and IP carrier markets with long-standing relationships with many of the largest carriers worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in three core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; and mediation solutions supporting data collection for both service assurance and billing applications.

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

Reclassifications – Certain prior period balances have been reclassified to conform to the current year’s presentation.

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

Changes in the carrying amount of goodwill by reporting unit are as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	$26,417
Effects of changes in foreign currency exchange rates	—	(8)	—	(11)	(19)
Balance as of June 30, 2008	$—	$9,110	$6,033	$11,255	$26,398

We conducted our annual goodwill impairment test as of July 31, 2007, and we determined that goodwill was not impaired as of the test date.  From July 31, 2007 through June 30, 2008, no events have occurred that we believe may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2008 and December 31, 2007, identifiable intangibles are as follows (in thousands):

	June 30, 2008			December 31, 2007			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,070	$929	$1,141	$2,072	$700	$1,372	4.7 yrs
Purchased licenses	227	194	33	227	146	81	2.3 yrs
Trademarks and tradenames	895	256	639	896	192	704	7.0 yrs
Business partnerships	146	58	88	146	44	102	5.0 yrs
Customer relationships	3,705	1,686	2,019	3,707	1,279	2,428	5.6 yrs
	$7,043	$3,123	$3,920	$7,048	$2,361	$4,687	5.4 yrs

(1)  Changes in intangible values as of June 30, 2008 compared to December 31, 2007 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.4 million and $0.8 million for each of the three and six month periods ended June 30, 2008 and 2007, respectively.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2008 is as follows (in thousands):

Twelve months ending June 30,
2009	$1,129
2010	900
2011	887
2012	502
2013	502
Thereafter	—
$3,920

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	19,374	17,665	19,120	17,180
Participating securities	—	1,515	248	1,987
Basic weighted average shares outstanding	19,374	19,180	19,368	19,167
Effect of dilutive securities	471	424	472	—
Diluted weighted average common shares outstanding	19,845	19,604	19,840	19,167

Weighted average options to purchase 2.7 million shares of common stock were excluded from the dilutive stock calculation for each of the three and six month periods ended June 30, 2008 because their exercise prices were greater than the average fair value of our common stock for the period.

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

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We recognized $0.2 million and $0.5 million of compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2008, respectively, with respect to our stock-based compensation plans.  We recognized $0.1 million and $0.4 million of compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2007, respectively, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of license fee and services, excluding depreciation and amortization	$13	$12	$30	$34
Cost of customer support, excluding depreciation and amortization	2	1	4	(1)
Sales and marketing	41	29	83	67
General and administrative	152	84	298	268
Product development	20	6	41	13
	$228	$132	$456	$381

The negative amount in the table above for the six months ended June 30, 2007 resulted from the true-up of estimated forfeitures to actual forfeitures.

Stock Option Plan

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 8,350,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2008, 3,855,198 options remained outstanding under the Option Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (years)	*	6.3	6.2	6.2
Risk-free interest rate	*	5.03%	2.7%	4.71%
Expected volatility	*	108.1%	101.9%	108.0%
Expected dividend yield	*	0%	0%	0%

*   None granted.

The following is a summary of stock option activity under the three stock incentive plans for the six months ended June 30, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	4,534	$3.02
Options granted	80	$2.06
Less options forfeited	(67)	$2.28
Less options expired	(46)	$5.20
Less options exercised	—	$—
Options outstanding at June 30, 2008	4,501	$2.99	5.56	$1,104

Options exercisable at June 30, 2008	3,647	$3.18	4.85	$998

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2008 was $1.67.  No options were granted during the three months ended June 30, 2008.

As of June 30, 2008, there were approximately $1.6 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the three months ended June 30, 2008 and 2007 was $0 and $23,000, respectively.  The total fair value of stock options vested during the three months ended June 30, 2008 and 2007 was $0.3 million and $0.2 million, respectively.

The total intrinsic value of stock option exercises for the six months ended June 30, 2008 and 2007 was $0 and $23,000, respectively.  The total fair value of stock options vested during the six months ended June 30, 2008 and 2007 was $0.5 million and $0.3 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $14,000 and $8,000 for the three months ended June 30, 2008 and 2007, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $29,000 and $19,000 for the six months ended June 30, 2008 and 2007, respectively.

Cash received from stock option exercises for the three months ended June 30, 2008 and 2007 was $0 and $19,000, respectively.  Cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $0 and $19,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the closing price on the first day or the last day of each three-month participation period. As of June 30, 2008, there were 270,000 shares available for purchase.  For each of the three and six month periods ended June 30, 2008 and 2007, we recorded compensation expense of $5,000 and $11,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.9%	5.0%	1.6%	5.1%
Expected volatility	68.9%	70.1%	69.8%	70.1%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended June 30, 2008 and 2007 was 20,000 and $19,000, respectively.  Cash received from employee stock plan purchases for each of the six month periods ended June 30, 2008 and 2007 was $36,000.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three and six months ended June 30, 2008, two significant customers (defined as contributing at least 10%) accounted for 29% (18% and 11%) and 27% (15% and 12%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.  For the three and six months ended June 30, 2007, two significant customers accounted for 37% (22% and 15%) and 36% (22% and 14%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of June 30, 2008, four significant customers accounted for approximately 58% (18%, 16%, 13% and 11%) of contract receivables.  These customers are large telecommunications operators located in Germany, Chile, Pakistan and the U.K., respectively.  At December 31, 2007, one significant customer accounted for approximately 42% of contract receivables.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$3,333	$—

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 5.25% at December 31, 2007; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.25% at December 31, 2007. In February 2008, this note payable was replaced by our new $4.0 million senior term loan.	—	4,419

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.00% at December 31, 2007. In February 2008, this revolver was replaced with our $6.0 million senior revolving credit facilities.	—	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.60% and 12.82% at June 30, 2008 and December 31, 2007, respectively, accrued interest and principal are due in full May 16, 2011.	4,550	4,767
Total debt	7,883	11,186
Less current portion	(2,000)	(2,500)
Long-term debt, excluding current portion	$5,883	$8,686

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

The remaining scheduled principal payments as of June 30, 2008 on our senior term loan are as follows (in thousands):

Year ending December 31,
2008	$1,000
2009	2,000
2010	333
$3,333

Additionally, we obtained a new $1.0 million U.S. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.00% as of June 30, 2008.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2008, we had $1.0 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

We also entered into a $5.0 million U.K. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.00% as of June 30, 2008.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd and Evolving Systems Limited and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2008, we had $4.3 million in availability, but no borrowing outstanding under this U.K. Revolving Facility,

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These newly capitalized debt issuance costs will be amortized over the term of the new senior debt.

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

We were in compliance with all of our debt covenants as of June 30, 2008.

NOTE 7 – INCOME TAXES

We recorded net income tax expense of $113,000 and $83,000 for the three months ended June 30, 2008 and 2007, respectively.  The net expense during the three months ended June 30, 2008 consisted of current income tax expense of $175,000, partially offset by a deferred tax benefit of $62,000, both of which were primarily related to our U.K.-based operations.  The net expense during the three months ended June 30, 2007 consisted of current income tax expense of $72,000 and deferred tax expense of $11,000, both of which were primarily related to our U.K.-based operations.

We recorded net income tax expense of $39,000 and $223,000 for the six months ended June 30, 2008 and 2007, respectively.  The net expense during the six months ended June 30, 2008 consisted of current income tax expense of $180,000, partially offset by a deferred tax benefit of $141,000, both of which were primarily related to our U.K.-based operations.  The net expense during the six months ended June 30, 2007 consisted of current income tax expense of $262,000, partially offset by a deferred tax benefit of $39,000, both of which were primarily related to our U.K.-based operations.

Effective April 2007, our Indian subsidiary was subject to a 10% minimum alternative tax.  This tax did not have a material impact on our results for the three and six months ended June 30, 2008, and we do not expect this tax to have a material impact on future results.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2008 and December 31, 2007, this component of the deferred tax liability was $1.0 million and $1.2 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2008 and December 31, 2007 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

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

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets will be realized.  As of June 30, 2008 and December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, including the U.S., the U.K., Germany and India.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
License fees and services	$5,342	$4,742	$10,174	$8,733
Customer support	4,303	4,380	8,598	8,850
	9,645	9,122	18,772	17,583

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	3,440	2,801	6,048	4,868
Customer support	2,671	2,664	5,473	5,641
	6,111	5,465	11,521	10,509

Unallocated costs
Other operating expenses	4,380	4,192	9,060	8,331
Depreciation and amortization	631	644	1,241	1,320
Restructuring and other	—	—	—	(1)
Interest income	(39)	(81)	(117)	(145)
Interest expense	283	451	619	915
(Gain) loss on debt extinguishment	—	—	290	(42)
Foreign currency exchange (gain) loss	(32)	104	(142)	162
Income (loss) before income taxes	$888	$155	$570	$(31)

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

	Three Months Ended June 30,
	2008			2007
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$822	$2,439	$3,261	$1,053	$2,542	$3,595
United Kingdom	1,194	635	1,829	1,567	757	2,324
Other	3,326	1,229	4,555	2,122	1,081	3,203
Total Revenue	$5,342	$4,303	$9,645	$4,742	$4,380	$9,122

	Six Months Ended June 30,
	2008			2007
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$1,221	$4,909	$6,130	$1,664	$5,177	$6,841
United Kingdom	2,387	1,317	3,704	2,740	1,501	4,241
Other	6,566	2,372	8,938	4,329	2,172	6,501
Total Revenue	$10,174	$8,598	$18,772	$8,733	$8,850	$17,583

	June 30,	December 31,
	2008	2007
Long-lived assets, net
United States	$7,386	$7,814
United Kingdom	24,361	24,883
Other	72	84
Total long-lived assets, net	$31,819	$32,781

Revenue related to our product lines is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Activation	$5,325	$4,905	$10,017	$9,478
Numbering solutions	3,492	3,279	6,424	6,081
Mediation	828	938	2,331	2,024
	$9,645	$9,122	$18,772	$17,583

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2008 or December 31, 2007.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2008 or December 31, 2007.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2008 or December 31, 2007.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2008 or December 31, 2007.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2008 or December 31, 2007.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Effective January 1, 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we will pay Mr. Gartside a fee of $20,000 for consulting services provided to us during 2008.  We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 and $0 as of June 30, 2008 and December 31, 2007, respectively.  We recorded $5,000 and $0 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended June 30, 2008 and 2007, respectively.  We recorded $10,000 and $0 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the six months ended June 30, 2008 and 2007, respectively.

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

OVERVIEW

We are a worldwide provider of software solutions and services to telecommunications carriers, with more than 65 operators in over 40 countries.  Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our Tertio™ solution is a leading packaged solution for service activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
License fees and services	55%	52%	54%	50%
Customer support	45%	48%	46%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	21%	22%	22%
Costs of customer support, excluding depreciation and amortization	17%	19%	17%	18%
Sales and marketing	23%	24%	23%	24%
General and administrative	13%	18%	14%	18%
Product development	10%	4%	11%	5%
Depreciation	2%	3%	3%	3%
Amortization	4%	4%	4%	5%
Restructuring and other	—%	—%	—%	—%
Total costs of revenue and operating expenses	89%	93%	94%	95%

Income from operations	11%	7%	6%	5%

Interest income	1%	1%	1%	1%
Interest expense	(3)%	(5)%	(3)%	(5)%
Gain (loss) on debt extinguishment	—%	—%	(2)%	—%
Foreign currency exchange gain (loss)	—%	(1)%	1%	(1)%
Other expense, net	(2)%	(5)%	(3)%	(5)%

Income (loss) before income taxes	9%	2%	3%	—%

Income tax expense	1%	1%	—%	1%

Net income (loss)	8%	1%	3%	(1)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Activation	$5,325	$4,905	$10,017	$9,478
Numbering solutions	3,492	3,279	6,424	6,081
Mediation	828	938	2,331	2,024
	$9,645	$9,122	$18,772	$17,583

License Fees and Services

License fees and services revenue increased 13%, or $0.6 million, to $5.3 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007.  This increase in license fees and services revenue was composed of an increase of $0.4 million in revenue from our activation products and an increase of $0.2 million in revenue from our numbering solutions products.  The increase in our activation product revenue is the result of growth in the activation customer account base as well as to revenue from our Dynamic SIM Allocation™ solution.  The increase in our numbering solutions product revenue is the result of our expansion into international markets with our NumeriTrack® and our Dynamic SIM Allocation™ solutions.  Our Dynamic SIM Allocation™ solution uses core technology from both our service activation products and our numbering solutions NumeriTrack® product.  When reporting revenue results we apportion the revenue associated with Dynamic SIM Allocation™ solution evenly across our activation and numbering solutions product revenue.

License fees and services revenue increased 17%, or $1.5 million, to $10.2 million for the six months ended June 30, 2008 from $8.7 million for the six months ended June 30, 2007.  This increase in license fees and services revenue was composed of an increase of $0.6 million in revenue from our activation products, an increase of $0.3 million in revenue from our numbering solutions products and an increase of $0.6 million in revenue from our mediation products.  The increase in our activation product revenue is the result of growth in the activation customer account base as well as to revenue from our Dynamic SIM Allocation™ solution.  The increase in our numbering solutions product revenue is the result of our expansion into international markets with our NumeriTrack® and our Dynamic SIM Allocation™ solutions.  Our Dynamic SIM Allocation™ solution uses core technology from both our service activation products and our numbering solutions NumeriTrack® product.  When reporting revenue results we apportion the revenue associated with Dynamic SIM Allocation™ solution evenly across our activation and numbering solutions product revenue.  The increase in our mediation product revenue is the result of follow on sales from our existing mediation account base.

Customer Support

Customer support revenue decreased $0.1 million, or 2%, to $4.3 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007.  The decrease in customer support revenue resulted from a decrease of $0.1 million in mediation customer support revenue.  The decrease in mediation customer support revenue is the result of a decline in our network mediation account base.

Customer support revenue decreased $0.3 million, or 3%, to $8.6 million for the six months ended June 30, 2008 from $8.9 million for the six months ended June 30, 2007.  The decrease in customer support revenue resulted from a decrease of $0.3 million in mediation customer support revenue.  The decrease in mediation customer support revenue is the result of a decline in our network mediation account base.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, cost of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.5 million and $3.7 million for the three months ended June 30, 2008 and 2007, respectively. Costs of revenue, excluding depreciation and amortization, were $7.3 million and $7.1 million for the six months ended June 30, 2008 and 2007, respectively.   These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, were $1.9 million for each of the three month periods ended June 30, 2008 and 2007, respectively.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 36% for the three months ended June 30, 2008 from 41% for the three months ended June 30, 2007.  The decrease in costs as a percentage of revenue is due to the increased utilization of our lower cost offshore development resources in India.

Costs of license fees and services, excluding depreciation and amortization, increased $0.2 million, or 7%, to $4.1 million for the six months ended June 30, 2008 from $3.9 million for the six months ended June 30, 2007.  The increase in costs is the result of higher costs necessary to support the increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 41% for the six months ended June 30, 2008 from 44% for the six months ended June 30, 2007.  The decrease in costs as a percentage of revenue is due to the increased utilization of our lower cost offshore development resources in India.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 5%, to $1.6 million for the three months ended June 30, 2008 from $1.7 million for the three months ended June 30, 2007.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 38% for the three months ended June 30, 2008 from 39% for the three months ended June 30, 2007.  These decreases are the result of decreased costs necessary to support lower customer support revenue.

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 3%, to $3.1 million for the six months ended June 30, 2008 from $3.2 million for the six months ended June 30, 2007.  The decrease in costs is the result of decreased costs necessary to support lower customer support revenue.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained constant at 36% for each of the six month periods ended June 30, 2008 and June 30, 2007.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses remained constant at $2.2 million for each of the three month periods ended June 30, 2008 and June 30, 2007.  As a percentage of total revenue, sales and marketing expenses decreased to 23% for the three months ended June 30, 2008 from 24% for the three months ended June 30, 2007. The flat cost base on increased revenues is the result of decreases in costs associated with transitioning headcount from mature markets to international markets, offset by increases in travel costs associated with our expansion into new international markets, as well as higher sales incentive compensation relating to improved financial results.

Sales and marketing expenses increased $0.2 million, or 4%, to $4.4 million for the six months ended June 30, 2008 from $4.2 million for the six months ended June 30, 2007.  As a percentage of total revenue, sales and marketing expenses decreased to 23% for the six months ended June 30, 2008 from 24% for the six months ended June 30, 2007. The increase in the expense base is the result of increased travel costs associated with our expansion into new international markets, as well as higher incentive compensation related to our improved financial results.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.4 million, or 25%, to $1.2 million from $1.6 million for the three months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2008 and 2007, decreased to 13% from 18%, respectively.  These decreases were a result of decreased professional fees, as well as lower headcount and lower landlord costs related to our headquarters facility lease.

General and administrative expenses decreased $0.5 million, or 17%, to $2.7 million from $3.2 million for the six months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2008 and 2007, decreased to 14% from 18%, respectively.  These decreases were a result of decreased professional fees, as well as lower headcount and lower landlord costs related to our headquarters facility lease.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.6 million, or 165%, to $1.0 million from $0.4 million for the three months ended June 30, 2008 and 2007, respectively.  As a percentage of revenue, product development expenses for the three months ended June 30, 2008 and 2007, increased to 10% from 4%, respectively.  These increases are the result of increased investments made in our activation products, including, but not limited to, the development of Tertio™ Service Verification, Tertio™ Service Activation and Tertio™ Process Management.  We have also increased investment in internationalizing our NumeriTrack® product, as well as investing in the development of our Dynamic SIM Allocation™ product.

Product development expenses increased $1.1 million, or 122%, to $2.0 million from $0.9 million for the six months ended June 30, 2008 and 2007, respectively.  As a percentage of revenue, product development expenses for the six months ended June 30, 2008 and 2007, increased to 11% from 5%, respectively.  These increases are the result of increased investments made in our activation products, including, but not limited to, the development of Tertio™ Service Verification, Tertio™ Service Activation and Tertio™ Process Management.  We have also increased investment in internationalizing our NumeriTrack® product, as well as investing in the development of our Dynamic SIM Allocation™ product.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.3 million for each of the three month periods ended June 30, 2008 and 2007, respectively, and $0.5 million for each of the six month periods ended June 30, 2008 and 2007, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense was $0.4 million for each of the three month periods ended June 30, 2008 and 2007, respectively, and $0.8 million for each of the six month periods ended June 30, 2008 and 2007, respectively.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $283,000 and $451,000 for the three months ended June 30, 2008 and 2007, respectively, and interest expense was $619,000 and $915,000 for the six months ended June 30, 2008 and 2007, respectively.  These decreases of $168,000 and $296,000, for the three and six months ended June 30, 2008, respectively, were the result of reduced levels of debt and to lower interest rates on our senior debt.

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

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $32,000 and $(104,000) for the three months ended June 30, 2008 and 2007, respectively, and $142,000 and $(162,000) for the six months ended June 30, 2008 and 2007, respectively.  The gains (losses) were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $113,000 and $83,000 for the three months ended June 30, 2008 and 2007, respectively.  The net expense during the three months ended June 30, 2008 consisted of current income tax expense of $175,000, partially offset by a deferred tax benefit of $62,000, both of which were primarily related to our U.K.-based operations.  The net expense during the three months ended June 30, 2007 consisted of current income tax expense of $72,000 and deferred tax expense of $11,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 13% for the three months ended June 30, 2008 was down from an effective rate of 54% for the three months ended June 30, 2007.  This reduction in our effective tax rate relates principally to an increased benefit from research and development tax credits for our U.K.-based operations.  In addition, the U.K. corporate tax rate decreased from 30% to 28% effective April 1, 2008.

We recorded net income tax expense of $39,000 and $223,000 for the six months ended June 30, 2008 and 2007, respectively.  The net expense during the six months ended June 30, 2008 consisted of current income tax expense of $180,000, partially offset by a deferred tax benefit of $141,000, both of which were primarily related to our U.K.-based operations.  The net expense during the six months ended June 30, 2007 consisted of current income tax expense of $262,000, partially offset by a deferred tax benefit of $39,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 7% for the six months ended June 30, 2008 was down from the six months ended June 30, 2007 when we recorded income tax expense of $223,000 on a loss before income taxes of $31,000.  This reduction in our effective tax rate relates to a change in earnings mix amongst our tax jurisdictions.  We also had an increased benefit from research and development tax credits for our U.K.-based operations.  Additionally, the U.K. corporate tax rate decreased from 30% to 28% effective April 1, 2008.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2008 and December 31, 2007, this component of the deferred tax liability was $1.0 million and $1.2 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

 Our working capital position decreased $1.4 million to a $29,000 deficit as of June 30, 2008 from a $1.4 million surplus as of December 31, 2007.  The decrease in our working capital position is attributable to $3.0 million in existing cash used to retire our $2.0 million revolving credit facility and to retire $1.0 million related to our subordinated notes, including accrued non-current interest.  These debt payments were unscheduled payments and reduced balances classified as long-term as of December 31, 2007.  In addition, we made $0.4 million in capital expenditures, further reducing our working capital position.  This decrease in our working capital position due to early debt payments and capital expenditures was partially offset by cash received as part of our debt refinance of $4.0 million, of which $2.0 million is classified as current.   See also, “Liquidity and Capital Resources,” for further discussion of our working capital.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2007 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At June 30, 2008, our principal source of liquidity was $7.2 million in cash and cash equivalents as well as $5.3 million available under our revolving lines of credit.  The following table summarizes our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided (used) by:
Operating activities	$3,937	$6,104
Investing activities	(393)	(145)
Financing activities	(3,553)	(1,098)
Effect of exchange rates	(13)	(39)
Net cash provided (used)	$(22)	$4,822

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $3.9 million and $6.1 million, respectively.  This $2.2 million decrease in cash provided by operating activities was primarily attributable to $0.8 million in unscheduled interest payments made on our subordinated notes as well as longer collection cycles for our increasing international customer base.

Net cash used by investing activities during the six months ended June 30, 2008 and 2007 was $0.4 million and $0.1 million.  The cash used for the six months ended June 30, 2008 related entirely to purchases of property and equipment.  The cash used for the six months ended June 30, 2007 related primarily to purchases of property and equipment of $0.3 million, partially offset by a $0.2 million reduction in restricted cash.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $3.6 million and $1.1 million, respectively.  Financing activities in the six months ended June 30, 2008 consisted of principal payments on existing debt of approximately $7.3 million, partially offset by borrowings related to our new senior term loan of approximately $3.7 million, net of issuance costs. Financing activities in the six months ended June 30, 2007 consisted of principal payments on notes payable of $1.1 million.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2008 of $7.2 million;

•                  The availability under our revolving credit facilities of $5.3 million at June 30, 2008;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of June 30, 2008 of approximately $17.6 million, including $7.1 million in license fees and services and $10.5 million in customer support;

•                  Our planned capital expenditures; and

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2008, the effect of exchange rate changes resulted in a $13,000 decrease to consolidated cash.  During the six months ended June 30, 2007, the effect of exchange rate changes resulted in a $39,000 decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures in the future.

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

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	June 30, 2008	December 31, 2007
Great British Pound	0.50140	0.50092
Indian Rupee	42.84490	39.43218

	Three months ended		Six months ended
Average rates:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Great British Pound	0.50717	0.50386	0.50653	0.50782
Indian Rupee	41.56813	41.28346	40.65428	42.64969

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

During the three and six months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 10, 2008. According to the final proxy tally received from the Company’s transfer agent, the results of the voting on Proposals 1and 2, as described in the Company’s Proxy Statement, were as follows:

Proposal #1:  Election of Directors

Thaddeus Dupper was elected to serve a three-year term until 2011.

For 15,026,856

Withheld 476,279

David S. Oros was elected to serve a three-year term until 2011.

For 15,028,456

Withheld 474,679

Steve B. Warnecke was re-elected to serve a three-year term until 2011.

For 15,026,756

Withheld 476,379

Proposal #2:  Ratification of Independent Registered Public Accounting Firm

Grant Thornton LLP was ratified as the independent registered public accounting firm for the year ending December 31, 2008.

For 15,006,123

Against 129,948

Abstain 367,063

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

Date: August 6, 2008	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)