Form 10-Q
period 2008-09-30
EVOLVING SYSTEMS INC
filed 2008-11-12
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of October 31, 2008 there were 19,401,786 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2008

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2008 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,629	$7,271
Contract receivables, net of allowance of $36 at September 30, 2008 and $66 at December 31, 2007	4,438	10,959
Unbilled work-in-progress	1,871	922
Deferred foreign income taxes	4	4
Prepaid and other current assets	1,636	1,331
Total current assets	13,578	20,487
Property and equipment, net	1,364	1,677
Amortizable intangible assets, net	3,232	4,687
Goodwill	24,586	26,417
Long-term restricted cash	100	100
Other long-term assets	252	359
Total assets	$43,112	$53,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	20	$20
Current portion of long-term debt	2,000	2,500
Accounts payable and accrued liabilities	4,703	5,903
Deferred foreign income taxes	27	34
Unearned revenue	6,271	10,635
Total current liabilities	13,021	19,092
Long-term liabilities:
Capital lease obligations, net of current portion	64	79
Other long-term obligations	1,219	1,477
Long-term debt, net of current portion	5,383	8,686
Deferred foreign income taxes	630	878
Total liabilities	20,317	30,212

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	—	5,587

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 0 and 478,750 shares of Series B issued and outstanding as of September 30, 2008 and December 31, 2007, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 19,388,072 and 17,914,770 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	19	18
Additional paid-in capital	81,604	75,317
Accumulated other comprehensive income (loss)	(401)	2,144
Accumulated deficit	(58,427)	(59,551)
Total stockholders’ equity	22,795	17,928
Total liabilities and stockholders’ equity	$43,112	$53,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
License fees and services	$4,539	$4,692	$14,713	$13,425
Customer support	4,490	4,619	13,088	13,468
Total revenue	9,029	9,311	27,801	26,893

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,977	2,097	6,103	5,962
Costs of customer support, excluding depreciation and amortization	1,581	1,532	4,706	4,741
Sales and marketing	2,004	2,003	6,385	6,228
General and administrative	1,281	1,350	3,942	4,549
Product development	792	665	2,810	1,572
Depreciation	189	189	671	729
Amortization	371	396	1,130	1,176
Restructuring and other recovery	—	—	—	(1)
Total costs of revenue and operating expenses	8,195	8,232	25,747	24,956

Income from operations	834	1,079	2,054	1,937

Other income (expense):
Interest income	29	86	146	231
Interest expense	(278)	(419)	(897)	(1,334)
Gain (loss) on extinguishment of debt	—	—	(290)	42
Foreign currency exchange gain	130	168	272	7
Other expense, net	(119)	(165)	(769)	(1,054)

Income before income taxes	715	914	1,285	883

Income tax expense	122	345	161	569

Net income	$593	$569	$1,124	$314

Basic and diluted income per common share	$0.03	$0.03	$0.06	$0.02

Weighted average basic shares outstanding	19,386	19,201	19,374	19,178
Weighted average diluted shares outstanding	19,746	19,550	19,809	19,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2007	17,914,770	$18	$75,317	$2,144	$(59,551)	$17,928
Stock option exercises	5,054	—	4	—	—	4
Common stock issued pursuant to the Employee Stock Purchase Plan	31,998	—	52	—	—	52
Stock-based compensation expense	—	—	645	—	—	645
Preferred stock conversion	1,436,250	1	5,586	—	—	5,587
Comprehensive income (loss):
Net income	—	—	—	—	1,124
Foreign currency translation Adjustment	—	—	—	(2,545)	—
Comprehensive loss						(1,421)
Balance at September 30, 2008	19,388,072	$19	$81,604	$(401)	$(58,427)	$22,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,124	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	671	729
Amortization of intangible assets	1,130	1,176
Amortization of debt issuance costs	112	181
Stock-based compensation	645	543
Gain on disposal of property and equipment	—	(1)
(Gain) loss on extinguishment of debt	290	(42)
Foreign currency transaction gains, net	(272)	(7)
Benefit from foreign deferred income taxes	(186)	(132)
Change in operating assets and liabilities:
Contract receivables	6,494	4,616
Unbilled work-in-progress	(1,067)	(1,118)
Prepaid and other current assets	(450)	299
Accounts payable and accrued liabilities	(517)	358
Unearned revenue	(4,158)	(3,035)
Other	(255)	532
Net cash provided by operating activities	3,561	4,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(755)	(445)
Proceeds from sale of property and equipment	—	1
Earnout payments from business combinations	—	(24)
Reduction in restricted cash	—	200
Net cash used in investing activities	(755)	(268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(15)	(16)
Principal payments on long-term debt	(7,798)	(1,641)
Proceeds from issuance of long-term debt	4,000	—
Payments for debt issuance costs	(347)	—
Proceeds from issuance of common stock	56	71
Net cash used in financing activities	(4,104)	(1,586)

Effect of foreign exchange rate changes on cash	(344)	(28)

Net increase (decrease) in cash and cash equivalents	(1,642)	2,531
Cash and cash equivalents at beginning of period	7,271	5,076
Cash and cash equivalents at end of period	$5,629	$7,607

Supplemental disclosure of other cash and non-cash transactions:
Interest paid	$1,070	$640
Income taxes paid	$354	$79
Conversion of preferred stock into common stock	$5,587	$5,389

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

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

We may encounter budget and schedule overruns or underuns on fixed price contracts caused by increased or decreased labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Adjustments to revenue estimates are recorded in the period in which current estimates of total contract revenue and contract costs indicate a change is necessary.

In arrangements where services are not essential to the functionality of the software, we recognize license revenue upon delivery.  To the extent that Vendor-Specific Objective Evidence (“VSOE”) of the fair value of undelivered elements exists, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered.  If VSOE for the undelivered elements does not exist, fees from such arrangements are deferred until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

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

Stock-based Compensation – We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  We recognized compensation cost for stock awards on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, stock option grants, restricted stock grants, and employee stock purchase plan purchases were accounted for under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008.  We have elected not to apply the fair value option allowed under SFAS 159.

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

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	U.S.	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	$26,417
Effects of changes in foreign currency exchange rates	—	(819)	—	(1,012)	(1,831)
Balance as of September 30, 2008	$—	$8,299	$6,033	$10,254	$24,586

We conducted our annual goodwill impairment test as of July 31, 2008, and we determined that goodwill was not impaired as of the test date.  From July 31, 2008 through September 30, 2008, no events have occurred that we believe may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of September 30, 2008 and December 31, 2007, identifiable intangibles were as follows (in thousands):

	September 30, 2008			December 31, 2007			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,912	$972	$940	$2,072	$700	$1,372	4.7 yrs
Purchased licenses	227	218	9	227	146	81	2.3 yrs
Trademarks and tradenames	815	262	553	896	192	704	7.0 yrs
Business partnerships	133	60	73	146	44	102	5.0 yrs
Customer relationships	3,472	1,815	1,657	3,707	1,279	2,428	5.5 yrs
	$6,559	$3,327	$3,232	$7,048	$2,361	$4,687	5.3 yrs

(1)  Changes in intangible values as of September 30, 2008 compared to December 31, 2007 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.4 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2007.  As Evolving Systems U.K. uses the Great British pound as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2008 was as follows (in thousands):

Twelve months ending September 30,
2009	$901
2010	810
2011	720
2012	458
2013	343
Thereafter	—
$3,232

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	19,386	17,686	19,209	17,349
Participating securities	—	1,515	165	1,829
Basic weighted average shares outstanding	19,386	19,201	19,374	19,178
Effect of dilutive securities	360	349	435	368
Diluted weighted average common shares outstanding	19,746	19,550	19,809	19,546

Weighted average options to purchase 3.7 million and 3.6 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2008, respectively, because their exercise prices were greater than the average fair value of our common stock for those periods.

Weighted average options to purchase 3.5 million and 3.1 million shares of common stock were excluded from the dilutive stock calculation for the three and nine months ended September 30, 2007, respectively, because their exercise prices were greater than the average fair value of our common stock for those periods.

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Our statements of operations from January 1, 2006 forward include charges for stock-based compensation.  We recognized $0.2 million and $0.6 million of compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2008, respectively, with respect to our stock-based compensation plans.  We recognized $0.2 million and $0.5 million of compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2007, respectively, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of license fee and services, excluding depreciation and amortization	$16	$12	$46	$46
Cost of customer support, excluding depreciation and amortization	1	1	5	—
Sales and marketing	18	40	101	108
General and administrative	133	103	431	371
Product development	21	6	62	18
	$189	$162	$645	$543

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 8,350,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2008, 3,824,487 options remained outstanding under the Option Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (years)	*	6.1	6.2	6.2
Risk-free interest rate	*	4.69%	2.70%	4.70%
Expected volatility	*	107.18%	101.9%	107.68%
Expected dividend yield	*	0%	0%	0%

*   None granted.

The following is a summary of stock option activity under the three stock incentive plans for the nine months ended September 30, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	4,534	$3.02
Options granted	80	$2.06
Less options forfeited	(69)	$2.28
Less options expired	(72)	$4.53
Less options exercised	(5)	$0.76
Options outstanding at September 30, 2008	4,468	$2.99	5.31	$438

Options exercisable at September 30, 2008	3,719	$3.16	4.68	$438

The weighted-average grant-date fair value of stock options granted during  the nine months ended September 30, 2008 was $1.67.  No options were granted during the three months ended September 30, 2008.

As of September 30, 2008, there were approximately $1.4 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock option exercises for the three months ended September 30, 2008 and 2007 was $5,000 and $0, respectively.  The total fair value of stock options vested during each of the three month periods ended September 30, 2008 and 2007 was $0.2 million.

The total intrinsic value of stock option exercises for the nine months ended September 30, 2008 and 2007 was $5,000 and $23,000, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2008 and 2007 was $0.7 million and $0.5 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $14,000 and $10,000 for the three months ended September 30, 2008 and 2007, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $43,000 and $30,000 for the nine months ended September 30, 2008 and 2007, respectively.

Cash received from stock option exercises for the three months ended September 30, 2008 and 2007 was $4,000 and $0, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $4,000 and $19,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the closing price on the first day or the last day of each three-month participation period. As of September 30, 2008, there were 260,000 shares available for purchase.  We recorded compensation expense of $6,000 for each of the three month periods ended September 30, 2008 and September 30, 2007 , and $17,000 for each of the nine month periods ended September 30, 2008 and September 30, 2007 associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.15%	3.99%	1.40%	4.73%
Expected volatility	65.87%	64.59%	68.22%	68.34%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended September 30, 2008 and 2007 was approximately $16,000 and $19,000, respectively.  Cash received from employee stock plan purchases for each of the nine months ended September 30, 2008 and 2007 was approximately $52,000.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three and nine months ended September 30, 2008, two significant customers (defined as contributing at least 10%) accounted for 33% (17% and 16%) and 29% (16% and 13%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.  For the three months ended September 30, 2007, three significant customers accounted for 44% (20%, 13%, and 11%) of total revenue.  These customers are large telecommunications operators located in the U.S., U.K. and U.K., respectively.  For the nine months ended September 30, 2007, two significant customers accounted for and 35% (21% and 14%) of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of September 30, 2008, three significant customers accounted for approximately 39% (16%, 13%, and 10%) of contract receivables.  These customers are large telecommunications operators located in the U.K., Chile, and the U.S., respectively.  At December 31, 2007, one significant customer accounted for approximately 42% of contract receivables.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$2,833	$—

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 5.25% at December 31, 2007; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.25% at December 31, 2007. In February 2008, this note payable was replaced by our new $4.0 million senior term loan.	—	4,419

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.00% at December 31, 2007. In February 2008, this revolver was replaced with our $6.0 million senior revolving credit facilities.	—	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.60% and 12.82% at September 30, 2008 and December 31, 2007, respectively, accrued interest and principal are due in full May 16, 2011.	4,550	4,767
Total debt	7,383	11,186
Less current portion	(2,000)	(2,500)
Long-term debt, excluding current portion	$5,383	$8,686

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

The remaining scheduled principal payments as of September 30, 2008 on our senior term loan are as follows (in thousands):

Year ending December 31,
2008	$500
2009	2,000
2010	333
$2,833

Additionally, we obtained a new $1.0 million U.S. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.00% as of September 30, 2008.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2008, we had $1.0 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

We also entered into a $5.0 million U.K. Revolving Facility that bears interest at Prime Rate plus 0.5%.  Prime Rate was 5.00% as of September 30, 2008.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Limited and Evolving Systems Limited and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2008, we had $4.7 million in availability, but no borrowing outstanding under this U.K. Revolving Facility,

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These newly capitalized debt issuance costs will be amortized over the term of the new senior debt.

On February 22, 2008, we paid $272,000 to retire $279,000 of subordinated debt and related accrued interest held by two of our subordinated note holders.  The retirements included principal of $217,000 and accrued interest of $62,000.  The $7,000 gain on extinguishment of this debt is reflected within our other income (expense) on the consolidated statements of operations.  On February 22, 2008, we also paid $728,000 in accrued interest to the remaining subordinated note holders.

We were in compliance with all of our debt covenants as of September 30, 2008.

NOTE 7 – INCOME TAXES

We recorded net income tax expense of $122,000 and $345,000 for the three months ended September 30, 2008 and 2007, respectively.  The net expense during the three months ended September 30, 2008 consisted of current income tax expense of $186,000, partially offset by a deferred tax benefit of $64,000, both of which were primarily related to our U.K.-based operations.  The net expense during the three months ended September 30, 2007 consisted of current income tax expense of $407,000, partially offset by a deferred tax benefit of $62,000, both of which were primarily related to our U.K.-based operations.

We recorded net income tax expense of $161,000 and $569,000 for the nine months ended September 30, 2008 and 2007, respectively.  The net expense during the nine months ended September 30, 2008 consisted of current income tax expense of $367,000, partially offset by a deferred tax benefit of $206,000, both of which were primarily related to our U.K.-based operations.  The net expense during the nine months ended September 30, 2007 consisted of current income tax expense of $670,000, partially offset by a deferred tax benefit of $101,000, both of which were primarily related to our U.K.-based operations.

Effective April 2007, our Indian subsidiary was subject to a 10% minimum alternative tax.  This tax did not have a material impact on our results for the three and nine months ended September 30, 2008, and we do not expect this tax to have a material impact on future results.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2008 and December 31, 2007, this component of the deferred tax liability was $0.9 million and $1.2 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2008 and December 31, 2007 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was not a material impact on our consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets will be realized.  As of September 30, 2008 and December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
License fees and services	$4,539	$4,692	$14,713	$13,425
Customer support	4,490	4,619	13,088	13,468
	9,029	9,311	27,801	26,893

Revenue less cost of revenue, excluding depreciation and amortization
License fees and services	2,562	2,595	8,610	7,463
Customer support	2,909	3,087	8,382	8,727
	5,471	5,682	16,992	16,190

Unallocated costs
Other operating expenses	4,077	4,018	13,137	12,349
Depreciation and amortization	560	585	1,801	1,905
Restructuring and other	—	—	—	(1)
Interest income	(29)	(86)	(146)	(231)
Interest expense	278	419	897	1,334
(Gain) loss on debt extinguishment	—	—	290	(42)
Foreign currency exchange gain	(130)	(168)	(272)	(7)
Income before income taxes	$715	$914	$1,285	$883

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

	Three Months Ended September 30,
	2008			2007
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$318	$2,561	$2,879	$221	$2,772	$2,993
United Kingdom	1,527	641	2,168	1,868	654	2,522
Other	2,694	1,288	3,982	2,603	1,193	3,796
Total Revenue	$4,539	$4,490	$9,029	$4,692	$4,619	$9,311

	Nine Months Ended September 30,
	2008			2007
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$1,539	$7,470	$9,009	$1,169	$7,929	$9,098
United Kingdom	3,914	1,958	5,872	4,625	2,001	6,626
Other	9,260	3,660	12,920	7,631	3,538	11,169
Total Revenue	$14,713	$13,088	$27,801	$13,425	$13,468	$26,893

	September 30,	December 31,
	2008	2007
Long-lived assets, net
United States	$7,134	$7,814
United Kingdom	21,971	24,883
Other	77	84
Total long-lived assets, net	$29,182	$32,781

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Activation	$5,457	$5,309	$15,475	$14,787
Numbering solutions	2,825	2,678	9,249	8,759
Mediation	747	1,324	3,077	3,347
	$9,029	$9,311	$27,801	$26,893

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2008 or December 31, 2007.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2008 or December 31, 2007.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2008 or December 31, 2007.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2008 or December 31, 2007.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2008 or December 31, 2007.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Effective January 1, 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we will pay Mr. Gartside a fee of $20,000 for consulting services provided to us during 2008.  We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 and $0 as of September 30, 2008 and December 31, 2007, respectively.  We recorded $5,000 and $0 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended September 30, 2008 and 2007, respectively.

We recorded $15,000 and $0 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the nine months ended September 30, 2008 and 2007, respectively.

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

OVERVIEW

We are a worldwide provider of software solutions and services to telecommunications carriers, with more than 70 network operators in over 40 countries.  Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our Tertio™ solution is a leading packaged solution for service activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
License fees and services	50%	50%	53%	50%
Customer support	50%	50%	47%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	22%	23%	22%	22%
Costs of customer support, excluding depreciation and amortization	18%	16%	17%	18%
Sales and marketing	22%	22%	23%	23%
General and administrative	14%	14%	14%	17%
Product development	9%	7%	10%	6%
Depreciation	2%	2%	3%	3%
Amortization	4%	4%	4%	4%
Restructuring and other	—%	—%	—%	—%
Total costs of revenue and operating expenses	91%	88%	93%	93%

Income from operations	9%	12%	7%	7%

Interest income	—%	1%	1%	1%
Interest expense	(3)%	(5)%	(3)%	(5)%
Loss on debt extinguishment	—%	—%	(1)%	—%
Foreign currency exchange gain	2%	2%	1%	—%
Other expense, net	(1)%	(2)%	(2)%	(4)%

Income before income taxes	8%	10%	5%	3%

Income tax expense	1%	4%	1%	2%

Net income	7%	6%	4%	1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Activation	$5,457	$5,309	$15,475	$14,787
Numbering solutions	2,825	2,678	9,249	8,759
Mediation	747	1,324	3,077	3,347
	$9,029	$9,311	$27,801	$26,893

License Fees and Services

License fees and services revenue decreased 3%, or $0.2 million, to $4.5 million for the three months ended September 30, 2008 from $4.7 million for the three months ended September 30, 2007.  This decrease in license fees and services revenue was composed of a $0.5 million decrease in revenue from our mediation products, partially offset by an increase of $0.2 million in revenue from our numbering solutions products and an increase of $0.1 million in revenue from our activation products.  The decrease in our mediation product revenue is the result of a decline in sales to our existing customer base.  The increase in our numbering solutions product revenue is the result of our expansion into international markets with our NumeriTrack® and our Dynamic SIM Allocation™ solutions.  Our Dynamic SIM Allocation solution uses core technology from both our service activation products and our numbering solutions NumeriTrack product.  When reporting revenue results we apportion the revenue associated with Dynamic SIM Allocation solution evenly across our activation and numbering solutions product revenue groups.  The increase in our activation product revenue is the result of growth in the activation customer account base as well as to revenue from our Dynamic SIM Allocation solution.

License fees and services revenue increased 10%, or $1.3 million, to $14.7 million for the nine months ended September 30, 2008 from $13.4 million for the nine months ended September 30, 2007.  This increase in license fees and services revenue was composed of an increase of $0.6 million in revenue from our activation products, an increase of $0.6 million in revenue from our numbering solutions products and an increase of $0.1 million in revenue from our mediation products.  The increase in our activation product revenue is the result of growth in the activation customer account base as well as to revenue from our Dynamic SIM Allocation solution.  The increase in our numbering solutions product revenue is the result of our expansion into international markets with our NumeriTrack and our Dynamic SIM Allocation solutions.  The increase in our mediation product revenue is the result of follow on sales from our existing mediation account base.

Customer Support

Customer support revenue decreased $0.1 million, or 3%, to $4.5 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007.  The decrease in customer support revenue resulted from a decrease of $0.1 million in our numbering solutions customer support revenue and a decrease of $0.1 million in our mediation customer support revenue, partially offset by an increase of $0.1 million in activation customer support revenue.  The decrease in numbering solutions customer support revenue is due to a decline in the numbering solutions support account base.  The decrease in mediation customer support revenue is the result of a decline in our network mediation account base.  The increase in activation customer support revenue is due to new customer sales.

Customer support revenue decreased $0.4 million, or 3%, to $13.1 million for the nine months ended September 30, 2008 from $13.5 million for the nine months ended September 30, 2007.  The decrease in customer support revenue resulted from a decrease of $0.3 million in our mediation products customer support revenue and a decrease of $0.1 million in numbering solutions customer support revenue.  The decrease in mediation customer support revenue is the result of a decline in our network mediation account base.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, cost of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.6 million for each of the three month periods ended September 30, 2008 and 2007. Costs of revenue, excluding depreciation and amortization, were $10.8 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively.   These costs are discussed further below.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.1 million, or 6%, to $2.0 million for the three months ended September 30, 2008 from $2.1 million for the three months ended September 30, 2007.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 44% for the three months ended September 30, 2008 from 45% for the three months ended September 30, 2007.  These decreases are due to lower costs needed to support lower customer support revenue.

Costs of license fees and services, excluding depreciation and amortization, increased $0.1 million, or 2%, to $6.1 million for the nine months ended September 30, 2008 from $6.0 million for the nine months ended September 30, 2007.  The increase in costs is attributed to increased customer support revenues and to the higher cost of international business.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 42% for the nine months ended September 30, 2008 from 44% for the nine months ended September 30, 2007, due to the increased utilization of our lower cost offshore development resources in India.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 3%, to $1.6 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 35% for the three months ended September 30, 2008 from 33% for the three months ended September 30, 2007.  These increases are due to increased employee efforts needed to support the existing and new customer account base.

Costs of customer support, excluding depreciation and amortization, remained constant at $4.7 million for each of the nine month periods ended September 30, 2008 and 2007.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 36% for the nine months ended September 30, 2008 from 35% for the nine months ended September 30, 2007.  This percentage increase is due to increased employee efforts needed to support the existing and new customer account base.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including bonuses and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses remained constant at $2.0 million for each of the three month periods ended September 30, 2008 and 2007.  As a percentage of total revenue, sales and marketing expenses remained constant at 22% for each of the three month periods ended September 30, 2008 and 2007.

Sales and marketing expenses increased $0.2 million, or 3%, to $6.4 million for the nine months ended September 30, 2008 from $6.2 million for the nine months ended September 30, 2007.  As a percentage of total revenue, sales and marketing expenses remained constant at 23% for each of the nine month periods ended September 30, 2008 and 2007.  The increase in the expense base is the result of increased travel costs associated with our expansion into new international markets, as well as to higher incentive compensation related to our improved financial results.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.1 million, or 5%, to $1.3 million from $1.4 million for the three months ended September 30, 2008 and 2007, respectively.  This decrease was a result of decreased professional fees.  As a percentage of total revenue, general and administrative expenses remained constant for the three months ended September 30, 2008 and 2007 at 14%.

General and administrative expenses decreased $0.6 million, or 13%, to $3.9 million from $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.  As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2008 and 2007, decreased to 14% from 17%, respectively.  These decreases were a result of decreased professional fees as well as to lower landlord costs related to our headquarter’s facility lease.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.1 million, or 19%, to $0.8 million from $0.7 million for the three months ended September 30, 2008 and 2007, respectively.  As a percentage of revenue, product development expenses for the three months ended September 30, 2008 and 2007, increased to 9% from 7%, respectively.  These increases are the result of increased investments made in our activation products, including, the development of Tertio Service Verification and Tertio Service Activation.  In addition, we have invested in the development of our Dynamic SIM Allocation product.

Product development expenses increased $1.2 million, or 79%, to $2.8 million from $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2008 and 2007, increased to 10% from 6%, respectively.  These increases are the result of increased investments made in our activation products, including, but not limited to, the development of our Tertio Service Verification, Tertio Service Activation and Tertio Process Management products.  In addition, we have invested in the development of our Dynamic SIM Allocation product.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.2 million for each of the three month periods ended September 30, 2008 and 2007, respectively, and $0.7 million for each of the nine month periods ended September 30, 2008 and 2007, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expense remained constant at $0.4 million for each of the three month periods ended September 30, 2008 and 2007.

Amortization expense decreased $0.1 million, or 4%, to $1.1 million from $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.  This decrease was primarily the result of certain intangible assets reaching their end of life.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $0.3 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and interest expense was $0.9 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.  These decreases of $0.1 million and $0.4 million, for the three and nine months ended September 30, 2008, respectively, were the result of reduced levels of debt and to lower interest rates on our senior debt.

Gain (Loss) on Debt Extinguishment

In February 2008, we wrote-off the remaining debt issuance costs of $297,000 related to our senior term note payable that was replaced during the three months ended March 31, 2008.  This loss related to the debt issuance cost write-off was partially offset by a $7,000 gain resulting from us paying $272,000 to retire $279,000 of subordinated debt and related accrued interest held by two of our subordinated note holders.  The retirements included principal of $217,000 and accrued interest of $62,000.

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders, resulting in a $42,000 gain on debt extinguishment.  The retired debt included principal of $103,000 and accrued interest of $16,000.

Foreign Currency Exchange Gain

Foreign currency transaction gains resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $130,000 and $168,000 for the three months ended September 30, 2008 and 2007, respectively, and $272,000 and $7,000 for the nine months ended September 30, 2008 and 2007, respectively.  The gains were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $122,000 and $345,000 for the three months ended September 30, 2008 and 2007, respectively.  The net expense during the three months ended September 30, 2008 consisted of current income tax expense of $186,000, partially offset by a deferred tax benefit of $64,000, both of which were primarily related to our U.K.-based operations.  The net expense during the three months ended September 30, 2007 consisted of current income tax expense of $407,000, partially offset by a deferred tax benefit of $62,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 17% for the three months ended September 30, 2008 was down from an effective rate of 38% for the three months ended September 30, 2007.  This reduction in our effective tax rate relates to a change in earnings mix amongst our tax jurisdictions.  We also had an increased benefit from research and development tax credits for our U.K.-based operations.  Additionally, the U.K. corporate tax rate decreased from 30% to 28% effective April 1, 2008.

We recorded net income tax expense of $161,000 and $569,000 for the nine months ended September 30, 2008 and 2007, respectively.  The net expense during the nine months ended September 30, 2008 consisted of current income tax expense of $367,000, partially offset by a deferred tax benefit of $206,000, both of which were primarily related to our U.K.-based operations.  The net expense during the nine months ended September 30, 2007 consisted of current income tax expense of $670,000, partially offset by a deferred tax benefit of $101,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 13% for the nine months ended September 30, 2008 was down from an effective rate of 64% for the nine months ended September 30, 2007.  This reduction in our effective tax rate relates to a change in earnings mix amongst our tax jurisdictions.  We also had an increased benefit from research and development tax credits for our U.K.-based operations.  Additionally, the U.K. corporate tax rate decreased from 30% to 28% effective April 1, 2008.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2008 and December 31, 2007, this component of the deferred tax liability was $0.9 million and $1.2 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position decreased $0.8 million to $0.6 million as of September 30, 2008 from $1.4 million as of December 31, 2007.  The decrease in our working capital position is primarily attributable to $3.0 million in existing cash used to retire our $2.0 million revolving credit facility and to retire $1.0 million related to our subordinated notes, including accrued non-current interest.  These debt payments were unscheduled payments and reduced balances classified as long-term as of December 31, 2007.  This decrease in our working capital position due to early debt payments and capital expenditures was partially offset by cash received as part of our debt refinance of $4.0 million, of which $2.0 million is classified as current.   See also, “Liquidity and Capital

Resources,” for further discussion of our working capital.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2007 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At September 30, 2008, our principal source of liquidity was $5.6 million in cash and cash equivalents as well as $5.7 million available under our revolving lines of credit.  The following table summarizes our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided (used) by:
Operating activities	$3,287	$4,413
Investing activities	(481)	(268)
Financing activities	(4,105)	(1,586)
Effect of exchange rates	(343)	(28)
Net cash provided (used)	$(1,642)	$2,531

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $3.3 million and $4.4 million, respectively.  This $1.1 million decrease in cash provided by operating activities is primarily attributable to $0.8 million in unscheduled interest payments made on our subordinated notes during the nine months ended September 30, 2008.

Net cash used by investing activities for the nine months ended September 30, 2008 and 2007 was $0.5 million and $0.3 million.  The cash used for the nine months ended September 30, 2008 related entirely to purchases of property and equipment of $0.5 million.  The cash used for the nine months ended September 30, 2007 related primarily to purchases of property and equipment of $0.5 million, partially offset by reductions in restricted cash of $0.2 million.

Net cash used in financing activities for the nine months ended September 30, 2008 and 2007 was $4.1 million and $1.6 million, respectively.  Financing activities for the nine months ended September 30, 2008 consisted of principal payments on existing debt of approximately $7.8 million, partially offset by borrowings related to our new senior term loan of approximately $3.7 million, net of issuance costs.  Financing activities in the nine months ended September 30, 2007 consisted of principal payments on notes payable of $1.6 million.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving lines of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2008 of $5.6 million;

•                  The availability under our revolving credit facilities of $5.7 million at September 30, 2008;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of September 30, 2008 of approximately $13.7 million, including $6.5 million in license fees and services and $7.2 million in customer support;

•                  Our planned capital expenditures; and

•                  Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2008, the effect of exchange rate changes resulted in a $344,000 decrease to consolidated cash.  During the nine months ended September 30, 2007, the effect of exchange rate changes resulted in a $28,000 decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Foreign Currency Risk

We are exposed to favorable and unfavorable fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies.  In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we have and may continue to experience economic loss and negative impacts on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the Great British pound, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	September 30, 2008	December 31, 2007
Great British Pound	0.55038	0.50092
Indian Rupee	47.25898	39.43218

	Three months ended		Nine months ended
Average rates:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Great British Pound	0.52865	0.49494	0.51390	0.50352
Indian Rupee	43.72414	40.52512	41.62863	41.91718

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

During the three and nine months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Current Economic Environment and Fluctuations in Currency Exchange Rates Could Adversely Impact Our Business.

In recent months, domestic and global economies have experienced significant difficulties within the financial and credit markets, and these adverse economic conditions are predicted to continue into the foreseeable future. The current unfavorable economic conditions as well as fluctuations in currency exchange rates could adversely affect our business, financial condition, operating results and cash flows.  Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including us and our customers. There can be no assurances regarding the performance of our business, and the potential impact to our customers and the markets they serve, resulting from the current economic conditions.

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

Date: November 12, 2008	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President, Chief
Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)