Form 10-K
period 2008-12-31
EVOLVING SYSTEMS INC
filed 2009-03-11
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $32.7 million as of June 30, 2008.

The number of shares of Common Stock outstanding was 19,529,415 as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2008 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2008

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, reliable software solutions for a range of Operations Support Systems (“OSS”). Included among our more than 70 network operators is the largest wireline carrier, the second largest wireless carrier and the largest cable company in North America, as well as two of the world’s largest wireless carriers headquartered outside of North America. We offer software products and solutions in four core areas:

•                  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;

•                  SIM card activation solutions used to dynamically allocate and assign resources to a wireless device when it is first used;

•                  numbering solutions products used by carriers to manage their telephone number inventory and number assignment processes and products that comply with government-mandated requirements regarding local number portability in North America; and

•                  mediation solutions supporting data collection for both service assurance and billing applications.

Historically, our products have been used to support wireless and wireline network telephony capabilities; however, as a result of our on-going investment in and improvement of our products, we now offer products to carriers to support both their convergent offerings over Internet Protocol (“IP”) and advanced broadband networks.

We report the operations of our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue.  We also report revenue based on the aforementioned core areas, although we do not report SIM card activation solutions separately, it is an early stage product and still reported within activation and numbering solutions. We further report geographic information based upon revenues and long-lived assets in the United States, United Kingdom and all other foreign countries.   Further information regarding our operating segments and geographical information is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Founded in 1985, we initially focused on providing custom software development and professional services to telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (“the Telecom Act”), we made a strategic decision to add software products to our established professional services offerings. The outcome of that decision was the creation of a comprehensive product portfolio, of which we are best known in North America, for our Local Number Portability and Number Management solutions.

In 2003 and 2004, we significantly expanded our portfolio of products as a result of three acquisitions that were made over the periods of November 2003 through November 2004.  The first acquisition was CMS Communications, Inc. (“CMS”) in November 2003, where we acquired a network mediation and service assurance solution.  In October 2004, we acquired Telecom Software Enterprises, LLC (“TSE”) adding Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) number ordering and provisioning monitoring and testing products.  Finally, in November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added a service activation solution, Tertio™, and a billing mediation solution, Evident™, to our product portfolio. The consequence of these acquisitions is a significantly expanded product and service capability to address a larger portion of our customers’ OSS application needs with a balanced mix of products and product enhancements, as well as services.

Since the acquisition of Evolving Systems U.K., with our growing product portfolio and geographic reach, we enhanced our sales model to include both direct and indirect channels.  We formed new relationships with network equipment providers and system integrators to extend our reach to new geographical regions as well as help us further penetrate our existing territories.   Recently, we have added more regional partners to help with both local selling and deployments in emerging markets.

RECENT DEVELOPMENTS

•                  As part of our announced strategy, we continue to invest in expanding our sales and support capabilities to support our entry into the emerging markets.  In 2008 we were successful in expanding our customer base, notably in Africa and in Central America.  We also showed continued success in the Balkans.

•                  We continued to make advances in the development, deployment and selling of our new product Dynamic SIM Allocation™ (DSA).  In addition in 2008, we announced a new partnership with a SIM card manufacturer for the sales, support and distribution of DSA.

•                  During 2008, we replaced our existing senior term note and senior revolving facility with a new 8.25%, $4.0 million senior term loan, a $2.5 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $3.5 million U.K. revolving credit facility (“U.K. Revolving Facility”).  Both the U.S and U.K Revolving Facilities bear interest at Prime plus 0.5%. The interest rates on the senior term note and the U.S. and U.K. Revolving Facilities are lower than the previous loans. The proceeds from the $4.0 million senior term loan were used to pay down the previous senior term note balance of approximately $3.8 million.  The new $6.0 million revolving credit facility replaces the prior $4.5 million revolver. The new revolver has no mandatory borrowings, which allows improved management of interest expense. Cash from our balance sheet was used to repay the outstanding revolver balance of $2.0 million with an additional $1.0 million applied to early repayment on the Company’s 14% subordinated notes.

INDUSTRY DYNAMICS

The deregulation of the telecommunications industry in many countries has stimulated competition which has led to an increase in the number of telecommunications carriers that operate in a given market.  This increase in competition coupled with the emergence of new technologies in telecommunications networks and end-user devices, consumer electronics, and personal computers, has created an industry that is in the midst of significant change. Carriers not only compete with companies from other industries, such as media and entertainment, but also with companies providing applications and services over the Internet.  In such a competitive market, companies are increasingly bundling voice, messaging, data access, and music and video services in order to try and increase market share.  This bundling of services is just one facet of what is called convergence.  In order to facilitate convergence, as well as reduce costs, carriers are carrying out a variety of network transformation programs that include: the migration to packet-switching transmission networks based on the Internet protocol (often called all-IP networks); the migration to new service creation and delivery platforms that enable the provision of multimedia services over IP-based networks; and the introduction of one or more broadband access networks over existing wired infrastructure, new fiber deployments, cable access networks, and evolved wireless broadband networks including Global System for Mobile Communication (“GSM”)/EDGE, 3G/WCDMA/HSPA, and WiMAX. Along with the continued development of new technologies and competitors, carriers are faced with the varying demand and hence growth or decline in connections, subscribers and service usage, as well pricing declines due to regulatory and competitive pressures.  Many carriers are currently emphasizing cost reduction, increased sales efficiency, and a focus on growth from emerging markets, in addition to the development of new converged devices and services.  This complex and rapidly changing landscape is furthermore affected by the continued consolidation of carriers and their suppliers.

OPERATIONS SUPPORT SYSTEMS (“OSS”)

OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as service fulfillment, service assurance, and billing.  Service fulfillment encompasses ordering, provisioning and activation.  Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS.  Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service.  Carriers use provisioning and activation systems to turn up network service and turn services off and on for customers, as well as change or add services.  Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Service assurance systems also allow carriers to track and report on service conditions or outages in order to dispatch the carrier’s large work force for necessary repairs. Carriers use billing systems to collate, manage and report usage information for partner and customer billing. OSS systems typically operate in a 24x7 environment to support the real-time communication networks that facilitate the carriers’ service offerings.

Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have either developed their own in-house OSS applications or added new OSS applications from product vendors. These additional OSS systems can be difficult to integrate into the carriers’ operations.  As they often utilize heterogeneous elements, making interoperability among the systems difficult. These OSS are further constrained by the many incremental changes that have been made in order to accommodate new computing and network technologies and new value-added services, such as call waiting, call forwarding and voice mail, broadband data and video.  In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work.  Because of these challenges, carriers have difficulty replacing existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, in some cases further increasing their complexity and making it more difficult for the applications to be replaced.  However, a trend over the past decade has been the replacement of a portion of the carrier’s legacy OSS environment with OSS software packages designed to meet growing complex processes in the areas of service fulfillment, service assurance and billing.

PRODUCT PORTFOLIO

Dynamic SIM Allocation

In 2007, we announced our Dynamic SIM Allocation solution that offers carriers a new way to provision wireless services by dynamically activating and assigning resources to the wireless device when it is first used. The wireless Subscriber Identity Module (SIM) card is central to the provision of wireless access and services for GSM/EDGE and 3G/WCDMA networks. These networks represent the most common type of wireless technology used today by wireless operators world-wide.  Typically, SIM cards are either pre-provisioned before they are distributed to the retail environment or are provisioned at the point-of-sale. Pre-provisioning SIM cards means that resources are allocated well in advance of the SIM card becoming available for sale, leading to poor utilization of numbers, increased network costs, and a poor user experience. Provisioning SIM cards at the point-of-sale overcomes many of these issues but at a high cost, as retail and back-office infrastructure needs to be in place and consequently distribution is constrained. Our Dynamic SIM Allocation solution offers carriers the user experience and resource efficiency benefits of provisioning at the point-of-sale without demanding the retail and back-office infrastructure usually required. The solution offers a number of benefits including:

•                 Improve efficiency and utilization: Carriers can experience a high wastage of SIM cards that are never activated for a revenue-generating subscriber. The solution reduces the cost of this wastage by removing the need for SIM cards to be pre-provisioned in network databases.

•                 Ensure availability: Carriers can find it difficult to effectively and reliably manage the utilization, ordering and distribution of SIM cards especially when multiple SIM card variants and profiles are needed. The solution helps carriers to make sure new SIM cards and numbers are always available to meet demand.

•                 Easier to personalize: Prepaid subscribers have traditionally been unable to choose their mobile phone number easily and from a wide range of available numbers. With this solution, prepaid subscribers can choose their number using just their mobile phone, and carriers can monetize their valuable stock of vanity or golden numbers.

•                 Improved user experience: Carriers can have various customer care processes, like those for mobile number portability, or replacing lost or stolen SIM cards, that are inefficient and have high operational costs. The solution helps carriers provide more customer self-care for an improved user experience and lower costs.

Service Activation

Our service activation solution, Tertio, is employed by carriers to activate a new subscriber or to add a new service to an existing subscriber.  Our Tertio product provides a flexible operating environment and can be used by carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks.  Our solution is deployed as the service activation engine for over 70 networks around the world including two of the world’s largest wireless carriers.

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

•                  Tertio Service Verification — a module that allows carriers to verify that the services implemented in the network match those that were in the original service order.  By providing this capability, carriers can continually check the accuracy of their order/activation processes; and.

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

Number Management

We developed our NumeriTrack solution in response to the FCC mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC’s concern that the U.S. was running out of 10-digit telephone numbers. As a result, the FCC designed regulations to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers and specifying rules regarding the assignment and classification of those numbers.  The regulations also require regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the “pool” to be reallocated to other carriers. Our NumeriTrack solution, which has been licensed to seven carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers (and cable carriers providing telephony services).  Our solution provides inventory management of phone numbers and other assets such as SIM cards and supports inventory assignments and integration with carriers’ existing back-office systems. The NumeriTrack solution also contains features for the inventory of, and assignment logic for, numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of a Voice over Internet Protocol (“VoIP”) service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solution has far-reaching implications for integration with carriers’ existing OSS environments and business processes.  During 2006 and 2007, we enhanced our NumeriTrack International application to address markets outside of North America.

Our investments in our International NumeriTrack solution allow us to sell and deploy this solution in markets outside of the United States with a version of the product that we call International NumeriTrack.  The resource management and assignment capabilities of International NumeriTrack enables carriers around the globe to acquire and track phone numbers and other logical and physical assets for their products on both traditional and next generation wireline and wireless networks.  The system will efficiently manage those assets through the lifecycle of the service, allowing carriers to spend less in acquiring new resources such as IP addresses, phone numbers and SIM cards, for various products and regions.

Mediation

Our mediation portfolio consists of network data mediation products and billing mediation.  Our billing mediation product, Evident, was acquired as part of the Evolving Systems U.K. acquisition.  Our network mediation products are Traffic Data Management System (“TDMS”) and Mediation Central™.

Billing Mediation

Billing mediation is the process of collecting network usage data and verifying that usage data is accurate, and is a required pre-condition for generating accurate bills for a carrier’s customers. Billing mediation’s importance lies in its ability to provide a systematic point of reliability and assurance between network consumption and the billing system input. Our Evident product supports convergent voice, data, and content services. Evident software enables the accurate management of data, allowing reconciliation of data inputs and outputs.  In addition, it provides support for compliance with relevant regulatory, accounting and data integrity requirements.  This product also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident solution can be used by wireline, broadband and wireless carriers and provides carrier-grade support in terms of reliability, performance, and scalability.

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

RESEARCH AND DEVELOPMENT

We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. R&D is expensed as incurred.  For the years ended December 31, 2008, 2007 and 2006, we expensed $3.6 million, $2.4 million and $3.1 million, respectively, in R&D costs.  The majority of all new R&D investments in 2008 have gone into enhancing our core service activation solutions and numbering solutions products as well as the further development of our Dynamic SIM Allocation solution.

We focus our product development efforts on identifying specific industry and customer business needs as well as market requirements and then developing solutions that leverage our existing product capabilities.  Based upon the identified customer business needs, our research and development efforts comprise a combination of design and development of new products or features to enhance our existing products, and design and development of new product functionality as identified in our product “roadmaps.”  We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

BUSINESS STRUCTURE AND STRATEGY FOR GROWTH

We have developed a combination product/solutions business model that leverages our products and strong telecommunications domain expertise with a worldwide work force.  This business model combines our U.S. and United Kingdom presence with the cost effective offshore development capabilities provided by our Indian subsidiary.

Our strategy for growth revolves around Tertio, our wireless service activation product, our international version of our NumeriTrack product, and our recently released Dynamic SIM Allocation product.  We continue to make investments in these products and will focus on both traditional and emerging markets as we build plans to add significant new functionality to these products.  These investments target growth in the market around wireless and wireline convergence of services on IP networks.

SALES AND MARKETING

The primary objective of our marketing team is to identify markets for our products and to establish an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and through our participation in shows, conferences, and industry bodies. The marketing team also creates electronic and print based sales collateral to support these activities, as well as maintaining a permanent presence on the web. The marketing group is responsible for running the annual customer forum event which is attended by customers from around the world. The forum is designed to facilitate sharing of ideas among customers, to promote new product concepts to our customers, as well as to stimulate new ideas and concepts which may become the products of the future.

Our sales force is primarily a field-based organization and we are structured to focus on specific geographical territories. There are specialist teams to focus on the following regions: North America, Europe, Middle East and Africa, Russia and the CIS, Asia Pacific, and Central and Latin America. Our sales activities cover both direct sales to the end user customer as well as sales through system integrator channel partners such as Accenture, Siemens, and Alcatel who will often include our products as part of a wider solution offering which they have architected. We plan to continue to work with these or other partners in the future as well as looking to develop new potential routes to market for our products.

Evolving Systems offers a complex product set and as a result a high degree of on-site consultative selling with the prospect is required as part of the sales process. Our sales efforts also cover a large amount of interaction with existing customers where we work to develop incremental revenue streams on existing platforms as well as the introduction of new value propositions. The sales team is responsible for the generation of proactive proposals to prospects as well as the management and delivery of responses to competitive tenders.

COMPETITION

The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, reduced prices and rapid integration capabilities, and pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications OSS software and services is extremely large. And, we currently hold only a small portion of total market share.  Our increased focus on numbering solutions and activation solutions has resulted in our achieving a measurable and reasonable market share in those two areas.

Our principal competitors in service activation are Comptel Corporation (“Comptel”), Oracle Corporation, Synchronoss Technologies, Inc., and Ericsson.  Our principal competitors in the numbering solutions market include Telcordia Technologies, Inc., Neustar, Inc. and Syniverse Technologies. In mediation, we compete with many different companies including Intec Telecom Systems PLC (“Intec”), Amdocs and Comptel.

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

SIGNIFICANT CUSTOMERS

In 2008, approximately 34% of our consolidated revenues came from two unrelated customers in the telecommunications industry, each of which accounted for more than 10% of our consolidated revenues.  Of these customers, one is located in the U.S. and the other is located in the U.K.   The loss of either of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. and Canadian patents on elements of our principal LNP OSS products, NumberManager and OrderPath and have a U.S. patent pending on elements of our Dynamic SIM Allocation product.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2008 and 2007, our backlog was approximately $20.6 and $19.7 million, respectively.  Our backlog at December 31, 2008 was comprised of license fees and services of $8.7 million and customer support of $11.9 million compared to license fees and services of $6.5 million and customer support of $13.2 million at December 31, 2007.

EMPLOYEES

As of December 31, 2008, we employed 238 people including 57 in the United States, 71 in the United Kingdom and 110 in Bangalore, India.  Of our worldwide staff, 86% are involved in product delivery, development, support and professional services, 6% in sales and marketing, and 8% in general administration.

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

As of the last business day of our most recently completed second fiscal quarter, June 30, 2008, our common equity public float was less than $75 million.  Therefore, we are not an accelerated or large accelerated filer, as defined in Securities Exchange Act Rule 12b-2.  Under current SEC rules, we are required in this Annual Report on Form 10-K to provide a report by management assessing the effectiveness of our internal control over financial reporting as of December 31, 2008 and will be required to provide an auditor’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•                  foreign exchange fluctuations;

•                  budgeting cycles of our customers;

•                  changes in the terms and rates related to the renewal of support agreements;

•                  the mix of products and services sold;

•                  the timing of third-party contractors’ delivery of software and hardware;

•                  level and timing of expenses for product development and sales, general and administrative expenses;

•                  changes in our strategy;

•                  general economic conditions.

Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are, to a degree, variable based upon our expectations regarding future revenue. As discussed above, our revenue is difficult to forecast and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

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

In February 2008, we restructured the remaining debt associated with our 2004 acquisition of Evolving Systems U.K.  We replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. Revolving Facility and a $5.0 million U.K. Revolving Facility.  We used proceeds from the $4.0 million senior term loan to pay down our existing senior term note balance of approximately $3.8 million.  As part of this restructuring, we used $1.0 million in existing cash to pay down approximately $0.2 million and $0.8 million in principal and interest, respectively, on our subordinated notes.  In December 2008, we increased the U.S. Revolving Facility to $2.5 million and we reduced the U.K. Revolving Facility to $3.5 million.  No borrowings have been made under either the U.S. or U.K. revolving credit facilities.  See Note 4, Long-Term Debt, to our Consolidated Financial Statements included elsewhere in this annual Report on Form 10-K for further details related to changes in our Long-Term Debt.

The indebtedness incurred with respect to the acquisition of Evolving Systems U.K. is material in relation to prior levels of indebtedness.  We may not have sufficient funds available to meet our operating needs or to pay the interest due on our secured debt.

This debt is secured by a general lien on all of our assets.  If we are unable to pay the debt as it becomes due, the holders of the debt could foreclose on all of our assets.  The increased level of our indebtedness, among other things, could:

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

Additionally, the unsecured notes related to the Evolving Systems U.K. acquisition require us to offer the note holders a prepayment on such notes at the end of any fiscal quarter if we achieve certain minimum cash thresholds. Such a requirement will restrict our liquidity and cash management flexibility. Until the notes are repaid, our ability to engage in transactions or to enter into agreements requiring significant cash investments may be adversely affected.

If we are unable to properly supervise our software development subsidiary in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts and our business could be materially harmed.

In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc.  In the past we experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India, and we may experience high turnover again in the future. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving Systems India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

We operate a global business that exposes us to additional currency, economic, regulatory and tax risks.

A significant part of our revenue comes from international sales.  Our international operations are subject to the risk factors inherent in the conduct of international business, including:

•                   fluctuations in currency exchange rates;

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

The U.S. Dollar has recently strengthened against foreign currencies and approximately half of our revenue is transacted in non-Dollar denominated currencies (e.g. British Pound Sterling and Euro).  As a result, when the dollar strengthens, the Company’s revenue, when converted to U.S. dollars, is reduced.  At the same time, with more than 50% of the Company’s operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.

Changes or challenges to the regulations of the communication industry could hurt the market for our products and services.

The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring Regional Bell Operating Companies (“RBOCs”) to implement LNP as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services.  In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.  With our acquisition of Evolving Systems U.K., we are now also subject to numerous regulatory requirements of foreign jurisdictions.  Any compliance failures or changes in such regulations could, likewise, materially harm our business, financial condition, results of operations and cash flows.

Consolidation in the communications industry may impact our financial performance.

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally.  These consolidations have caused us to lose customers and may result in fewer potential customers requiring OSS solutions in the future.  In addition, combining companies may re-evaluate their OSS solutions and their capital expenditures and may choose a competitive OSS solution used by one of the combining companies.  As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.  This negative impact, in turn, could result in noncompliance with certain financial covenants governing our senior secured notes.  If we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender in future reporting periods, these violations could result in such notes becoming immediately due and payable.  We may not be successful in amending the agreements or obtaining a waiver of any covenant violation.

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

We believe that our ability to compete successfully depends on numerous factors, including the quality and price competitiveness of our products and services compared to those of our competitors, the emergence of new industry standards and technical innovations and our ability to respond to those changes.  Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products.  Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

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

•                  Such open source software may be made available under  licenses such as the GNU General Public License (“GPL”) or GNU Lesser General Public License (“LGPL”) certain of which may impose obligations on us in the event we were to distribute derivative works based on the open source software.  Certain license impose obligations that could  require us to make source code for these derivative works available to the public or license the derivative works under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

We face risks associated with doing business through local partners

In some countries, because of local customs and regulations or for language reasons, we do business with our customers through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, payments made to us, as well as conditions surrounding acceptance, may be impacted by things that are out of our control.  There may also be delays in getting payments made by the end-user customer through the reseller.  We recently experienced delays in collecting from one of our resellers and this situation may arise again in the future, negatively impacting our cash flows.

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

The trading price of our stock has been subject to wide fluctuations and may continue to experience volatility in the future; we could face possible de-listing from the NASDAQ capital market

The trading price of our common stock has been subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, merger and acquisition activity, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, general stock market and economic considerations and other events or factors. This may continue in the future.

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

We recently had a period of time during which the trading price for our common stock dropped below $1.00 and this may occur again in the future.  Due to extraordinary market conditions, NASDAQ suspended the bid price and market value of publicly held share requirements through April 19, 2009.  NASDAQ may not extend the suspension.  If enforcement of the rules resumes, our failure to meet the minimum bid price ($1.00) for 30 consecutive business days may result in the NASDAQ Stock Market initiating de-listing procedures for our stock. De-listing of our stock may have a dramatic effect on the liquidity of our stock and the value of our shares.

Sales of large blocks of our stock may result in the reduction in the market price of our stock and make it more difficult to raise funds in the future.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. The perception among investors that such sales will occur could also produce this effect. To the extent we have one or more stockholders who own a large percentage of our stock and those stockholders chose to liquidate their holdings, it may have a dramatic impact on the market price of our stock. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

•                  our board of directors has adopted a stockholder rights agreement or “poison pill” designed to protect stockholders against unsolicited attempts to acquire the Company;

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

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders. Notwithstanding the foregoing, the three year moratorium imposed on business combinations by Section 203 will not apply to the Singer Group because, prior to the date on which the Singer Group became an interested stockholder, our board of directors approved the transaction which resulted in the Singer Group becoming an interested stockholder.  However, in connection with its purchase of the Company’s common stock resulting in the Singer Group becoming beneficial owners of more than 15% of the Company’s stock, Karen Singer, as Trustee of the Singer Children’s Management Trust, entered into a standstill agreement agreeing not to pursue, for 18 months, certain activities the purpose or effect of which may be to change or influence the control of the Company.  The standstill agreement expires on September 30, 2009.

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

General economic factors, domestically and internationally, that impact the communications industry, could negatively affect our revenues and operating results

Unsettled financial markets, higher interest rates, inflation, levels of unemployment and other economic factors could adversely affect demand for our products and services as consumers and businesses may postpone spending in response to these conditions, negative financial news and declines in income and asset values.  Challenging economic and market conditions may also result in:

•                  difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•                  pricing pressure that may adversely affect revenue and gross margin;

•                  lengthening sales cycles and slowing deployments;

•                  increased competition for fewer projects and sales opportunities;

•                  increased risk of charges relating to write off of goodwill and other intangible assets;

•                  customer and reseller financial difficulty and greater difficulty collecting accounts receivable.

We are unable to predict how long the economic downturn will last and the magnitude of its effect on our business and results of operations.  If these conditions continue, or further weaken, our business and results of operations could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	24,305	10/31/12
Bath, England	5,100	9/26/10
London, England	7,765	3/24/10
Windsor, England	118	12/31/09
Bangalore, India	1,411	1/31/09
Bangalore, India	4,404	11/7/09
Bangalore, India	776	11/7/09
Bangalore, India	776	11/7/09
Bangalore, India	1,410	11/7/09
Bangalore, India	776	1/31/09
Bangalore, India	3,116	11/15/09
Munich, Germany	732	Month-to-month
Kuala Lumpur, Malaysia	1,042	7/14/09

ITEM 3.                             LEGAL PROCEEDINGS

During the fourth quarter of 2006, a previous software vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and will continue to vigorously defend this claim.

We are involved in various other legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly through the Nasdaq National Market under the symbol “EVOL” on May 12, 1998. Prior to that date, there was no public market for our common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 9, 2009 was $0.92 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$2.62	$1.96	$2.10	$1.20
Second Quarter	$2.38	$1.96	$2.44	$1.70
Third Quarter	$2.25	$1.50	$2.29	$1.66
Fourth Quarter	$1.53	$0.78	$3.07	$1.70

As of March 9, 2009, there were approximately 136 holders of record of our common stock.

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

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the DJ Wilshire MicroCap Software index, and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2003 and its relative performance is tracked through 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Evolving Systems, Inc., The NASDAQ Composite Index,

The RDG Software Composite Index And The DJ Wilshire MicroCap Software Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2008, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.  Results for 2004 include amounts related to the acquisition of Evolving Systems U.K. from the purchase date of November 2, 2004 to December 31, 2004 and amounts related to the acquisition of TSE from the purchase date of October 15, 2004 to December 31, 2004.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)

Revenue	$37,821	$35,953	$33,833	$39,452	$26,342
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and Amortization	13,919	14,260	13,036	16,070	12,936
Sales and marketing	8,500	8,557	8,962	9,643	4,412
General and administrative	5,676	5,862	5,138	6,818	5,085
Product development (1)	3,607	2,376	3,072	1,921	1,066
Depreciation	847	899	1,169	1,443	1,152
Amortization	1,363	1,565	2,511	5,215	1,667
Impairment of goodwill and intangible assets (2)	—	—	16,516	—	—
Restructuring and other expense	—	(4)	(21)	(49)	(15)
Income (loss) from operations	3,909	2,438	(16,550)	(1,609)	39
Interest and other, net	(420)	(1,284)	(1,837)	(1,692)	87
Income tax expense (benefit)	560	556	(1,604)	(396)	(298)
Net income (loss)	2,929	598	(16,783)	(2,905)	424
Deemed dividend for beneficial conversion feature of Series B convertible redeemable preferred stock (3)	—	—	—	—	3,306
Net income (loss) available to common and preferred stockholders	$2,929	$598	$(16,783)	$(2,905)	$(2,882)

Basic income (loss) per share	$0.15	$0.03	$(0.88)	$(0.16)	$(0.18)
Diluted income (loss) per share	$0.15	$0.03	$(0.88)	$(0.16)	$(0.18)
Weighted average basic shares outstanding	19,389	19,198	19,100	18,695	16,307
Weighted average diluted shares outstanding	19,756	19,576	19,100	18,695	16,307

Working capital (deficiency) (4)	$1,802	$1,395	$803	$447	$(3,343)
Total assets (5)	45,411	53,727	51,338	67,398	86,601
Long-term debt, net of current portion	4,883	8,686	11,370	14,373	11,959
Series B convertible redeemable preferred stock (7) (8)	—	5,587	11,281	11,281	11,281
Stockholders’ equity (6)	$19,942	$17,928	$10,158	$22,124	$29,314

(1)        In 2004, we expensed $90,000 of in-process research and development associated with the acquisitions of Evolving Systems U.K. and CMS.

(2)        In 2006, we recognized an impairment of $16.5 million on goodwill and amortizable intangible assets related to our license fees and services operating segment.

(3)        In November 2004, we issued 966,666 shares of Series B Preferred Stock as part of our acquisition of Evolving Systems U.K.  Based upon the various features of the Series B Preferred Stock, the fair value of this security was estimated to approximate the stated redemption price. Since the conversion price of the Series B Preferred Stock was fixed in the purchase agreement to equal $3.50 per common share, a beneficial conversion feature existed on the acquisition date equal to the difference between the value of our common stock on the acquisition date, or $4.64, and the conversion price stated in the purchase agreement.  The beneficial conversion feature was recognized as a reduction in net income available to common stockholders of $3.3 million on the acquisition date since the Series B Preferred Stock was immediately convertible to common stock.

(4)        The decrease in working capital during 2004 was a result of our acquisition of two companies, TSE and Evolving Systems U.K., during the fourth quarter of 2004.  In those transactions we paid cash of $1.5 million and $11.0 million for TSE and Evolving Systems U.K., respectively. The TSE transaction also included a short-term note payable of approximately $889,000. The acquisition of Evolving Systems U.K. also included the issuance of seller-financed notes of approximately $15.9 million, including a short-term note of $4.0 million and a long-term note of approximately $11.9 million. The purchase price related to these two acquisitions, including estimated transaction costs of $2.0 million, reduced our working capital by approximately $19.4 million.

(5)        The decrease in total assets from 2004 to 2005 and 2005 to 2006 is primarily due to impairment of intangible assets, amortization of intangible assets, goodwill impairment, adjustments to goodwill related to the acquisitions of TSE and Evolving Systems U.K., foreign currency translation adjustments and use of cash to pay short-term obligations owed as a result of the acquisitions of TSE and Evolving Systems U.K.

(6)        The decrease in stockholders’ equity from 2005 to 2006 is primarily a result of the impairment of goodwill and intangible assets recorded during 2006.

(7)        The decrease in Series B convertible redeemable preferred stock and the increase in stockholders’ equity from 2006 to 2007 is primarily the result of holders of 487,916 shares of Series B Preferred Stock, with an aggregate carrying value of $5.7 million, converting their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock, during 2007.

(8)        On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 1,385,274 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  On March 19, 2008, a holder of 16,992 shares of Series B Preferred Stock with a carrying value of $0.2 million, which represented the remainder of the outstanding preferred stock, converted his shares of preferred stock into 50,976 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

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

OVERVIEW

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is the leading packaged solution for activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  As a result, our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

2008 HIGHLIGHTS

Consolidated revenues increased, for the second consecutive year, to $37.8 million from $36.0 million for the years ended December 31, 2008 and 2007, respectively, representing a 5% increase.  This growth is primarily the result of increased revenue from our Dynamic SIM Allocation solution and expansion into new emerging international markets for both activation and numbering solutions.  Our investment in the emerging growth markets continues to increase our customer base. Five of our seven new customer accounts in 2008 were from emerging markets as well as seven of ten new customer accounts during 2007.

As a result of the improvement in revenue, we reported net income of $2.9 million for the year ended December 31, 2008. This is the second consecutive year in which we have reported net income.  Our backlog increased to $20.6 million as of December 31, 2008, from $19.7 million as of December 31, 2007.  This ending backlog of $20.6 million, represents our highest ending backlog for any year following our 2003 and 2004 acquisitions of Tertio, TSE and CMS.

During 2008, we replaced our existing senior term note and senior revolving facility with a new 8.25%, $4.0 million senior term loan, a $2.5 million U.S. Revolving Facility and a $3.5 million U.K. Revolving Facility.  Both the U.S and U.K Revolving Facilities bear interest at Prime plus 0.5%. The interest rates on the senior term note and the U.S. and U.K. Revolving Facilities are lower than the previous loans.

We used proceeds from the $4.0 million senior term loan to pay down our existing senior term note balance of approximately $3.8 million.  The new $6.0 million revolving credit facility replaces the prior $4.5 million revolver. The new revolver has no mandatory borrowings, which allows us to better manage interest expense. Cash from our balance sheet was used to repay the outstanding revolver balance of $2.0 million with an additional $1.0 million applied to early repayment on the Company’s 14% subordinated notes.

We also had several significant improvements to our balance sheet during 2008.  Benefiting from our increased cash flow from operations during 2008, working capital grew to $1.8 million at December 31, 2008 from $1.4 million at December 31, 2007 despite $3.0 million in existing cash used to retire our $2.0 million revolving debt facility and to retire $1.0 million related to our subordinated notes, including accrued non-current interest. These debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2007.

During 2008, holders of 478,750 shares of Series B Preferred Stock, which represented the total outstanding shares, with an aggregate carrying value of $5.6 million, converted their shares of preferred stock into 1,436,250 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  This conversion plus the net income earned during 2008 contributed to the increased total stockholders’ equity of approximately $2.0 million or 11% from the beginning of the year total stockholders’ equity balance

During the fourth quarter of 2008, the U.S. Dollar strengthened against many other currencies, including the British Pound Sterling and the Euro. As a result, the Company’s revenue, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of the Company’s operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. The net effect on our results for the year ended December 31, 2008 were $0.3 million decrease in revenue and a $1.1 million decrease in net expenses versus the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	Change	2007	2006	Change
Revenue:
License fees and services	$20,324	$17,895	$2,429	$17,895	$15,883	$2,012
Customer support	17,497	18,058	(561)	18,058	17,950	108
Total revenue	37,821	35,953	1,868	35,953	33,833	2,120

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	7,816	8,023	(207)	8,023	7,342	681
Costs of customer support, excluding depreciation and amortization	6,103	6,237	(134)	6,237	5,694	543
Sales and marketing	8,500	8,557	(57)	8,557	8,962	(405)
General and administrative	5,676	5,862	(186)	5,862	5,138	724
Product development	3,607	2,376	1,231	2,376	3,072	(696)
Depreciation	847	899	(52)	899	1,169	(270)
Amortization	1,363	1,565	(202)	1,565	2,511	(946)
Impairment of goodwill and intangible assets	—	—	—	—	16,516	(16,516)
Restructuring and other expenses (recovery)	—	(4)	4	(4)	(21)	17
Total costs of revenue and operating expenses	33,912	33,515	397	33,515	50,383	(16,868)
Income (loss) from operations	3,909	2,438	1,471	2,438	(16,550)	18,988

Interest income	161	304	(143)	304	160	144
Interest expense	(1,171)	(1,747)	576	(1,747)	(1,992)	245
Other income	57	—	57	—	—	—
Gain (loss) on extinguishment of debt	(290)	42	(332)	42	—	42
Foreign currency exchange gain	823	117	706	117	(5)	122
Other expense, net	(420)	(1,284)	864	(1,284)	(1,837)	553

Income (loss) before income taxes	3,489	1,154	2,335	1,154	(18,387)	19,541
Income tax expense (benefit)	560	556	4	556	(1,604)	2,160
Net income (loss)	$2,929	$598	$2,331	$598	$(16,783)	$17,381

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

	For the Years Ended December 31,
	2008	2007	2006
Revenue
Activation	$20,639	$19,533	$16,717
Numbering solutions	13,270	11,919	12,006
Mediation	3,912	4,501	5,110
Total revenues	$37,821	$35,953	$33,833

License Fees and Services

License fees and services revenue increased 14%, or $2.4 million, to $20.3 million for the year ended December 31, 2008 compared to $17.9 million for the year ended December 31, 2007.  The increase was a result of an increase of $1.3 million in revenue from our numbering solutions products and an increase of $1.2 million in revenue from our activation products, partially offset by a $0.1 million decrease in revenue from our mediation products.  This growth is due to increased revenue from our Dynamic SIM Allocation and our expansion into new international markets for both activation and numbering solutions (NumeriTrack), partially offset by slightly lower revenue from our existing mediation account base and the effects of the weakened British Pound Sterling during the fourth quarter of 2008.

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

Customer Support

Customer support revenues decreased 3%, or $0.6 million, to $17.5 million for the year ended December 31, 2008 from $18.1 million for the year ended December 31, 2007.  The decrease in customer support revenue was a result of the expiration of a mediation customer support contract.

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

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel.  Costs of revenue, excluding depreciation and amortization were $13.9 million, $14.3 million and $13.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 3%, or $0.2 million, to $7.8 million for the year ended December 31, 2008 from $8.0 million for the year ended December 31, 2007.  The decrease in costs was primarily due to increased reliance on our less expensive Indian labor plus lower overhead and travel expenses.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 38% for the year ended December 31, 2008 from 45% for the year ended December 31, 2007.  This decrease was primarily due to increased license sales in 2008 plus the aforementioned reliance on our Indian work force and expense reductions.

Costs of revenue for license fees and services increased 9%, or $0.7 million, to $8.0 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006.  The increase in costs is attributed to increased labor necessary to support the increase in license fees and services revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 45% for the year ended December 31, 2007 from 46% for the year ended December 31, 2006.  This decrease was primarily due to reduced partner commissions for the year ended December 31, 2007.

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 2%, or $0.1 million, to $6.1 million for the year ended December 31, 2008 from $6.2 million for the year ended December 31, 2007.  The decrease was primarily due to the effects of the weakened British Pound Sterling during the fourth quarter of 2008. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained at 35% for the year ended December 31, 2008.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 1%, or $0.1 million, to $8.5 million for the year ended December 31, 2008 from $8.6 million for the year ended December 31, 2007.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2008 decreased to 22% from 24% for the year ended December 31, 2007.  These decreases are primarily the result of the lower occupancy and overhead expenses plus foreign currency effects partially offset by higher commission expense related to improved results.

Sales and marketing expenses primarily consist of compensation costs including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 5%, or $0.4 million, to $8.6 million for the year ended December 31, 2007 from $9.0 million for the year ended December 31, 2006.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2007 decreased to 24% from 26% for the year ended December 31, 2006. These decreases are the result of decreased headcount.

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses decreased 3%, or $0.2 million, to $5.7 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007.  As a percentage of total revenue, general and administrative expenses for the year ended December 31, 2008 decreased to 15% from 16% for the year ended December 31, 2007. These decreases are the result of lower professional fees, as well as lower landlord costs related to our headquarters facility lease, partially offset by higher bonus expense related to improved results from operations and increased bad debt expense.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses increased 52%, or $1.2 million, to $3.6 million for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007.  As a percentage of total revenue, product development expenses increased to 10% in 2008 from 7% in 2007.  These increases are the result of increased investments made in our Dynamic SIM Allocation product, Tertio product portfolio and our LNP core products.

Product development expenses decreased 23%, or $0.7 million, to $2.4 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006.  As a percentage of total revenue, product development expenses decreased to 7% in 2007 from 9% in 2006.  These decreases were due to the completion of certain LNP product release enhancements as well as the completion of the “internationalization” of our NumeriTrack product, which were under production during 2006.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 6%, to $0.8 million for the year ended December 31, 2008 from $0.9 million for the year ended December 31, 2007.  This decrease is a result of certain assets becoming fully depreciated.

Depreciation expenses decreased 23%, or $0.3 million, to $0.9 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006.  This decrease is a result of certain assets becoming fully depreciated.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expenses decreased 13%, or $0.2 million, to $1.4 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007.  This decrease was attributable to certain intangible assets becoming fully amortized.

Amortization expenses decreased 38%, or $0.9 million, to $1.6 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006.  This decrease was attributable to certain intangible assets becoming fully amortized as well as the impairment of certain intangible assets during 2006.

Impairment of Goodwill and Intangible Assets

During 2008 and 2007, we conducted our annual goodwill impairment tests and it was determined that goodwill was not impaired. The annual goodwill impairment test is conducted as of July 31, annually. We have the following reporting units:

•                  License and services – U.S.

•                  License and services – U.K.

•                  Customer support – U.S.

•                  Customer support – U.K.

These reporting units were determined by how we currently operate our business. We calculate the fair value of the reporting units based on the combination of the discounted cash flows of each unit and the market value of the equity, which is based on revenue and EBITDA multiples of the Company, based on industry comparables. During the fourth quarter of 2008, we did not perform another impairment analysis but management evaluated and concluded there was not a triggering event subsequent to our annual impairment test, as defined by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

As a result of the circumstances that led to a triggering event related to the goodwill impairment, we first reviewed intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Our evaluation of product strategy and development plans resulted in the determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  This review indicated that $5.6 million of intangible assets related to our License Fees and Services and Customer Support operating segments were impaired.  The impaired intangible assets were purchased software, purchased licenses and customer relationships which were acquired through our acquisitions of Evolving Systems U.K., CMS and TSE.  As a result of the impairment of intangible assets, our future amortization expense will be lower than originally projected by the amount of the $5.6 million impairment charge.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income for the year ended December 31, 2008 decreased $143,000 as compared to the year ended December 31, 2007 as a result of lower cash and cash equivalents balances resulting from additional principal payments we paid on long-term debt during 2008 as well as lower rates of return.

Interest income for the year ended December 31, 2007 increased $144,000 as compared to the year ended December 31, 2006 as a result of higher cash and cash equivalents balances.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2008 decreased 33% or $0.6 million to $1.2 million as compared to $1.7 million for the year ended December 31, 2007.  This decrease was a result of the repayment of our outstanding revolver balance of $2.0 million with an additional $1.0 million applied to early repayment on the our 14% subordinated notes, as well as lower interest rates on our new senior term note.

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

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists primarily of realized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  Foreign currency transaction gain increased $0.7 million to a foreign currency gain of $0.8 million for the year ended December 31, 2008 compared to a $0.1 million foreign currency gain for the year ended December 31, 2007.  These gains were primarily generated in the fourth quarter by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Foreign currency transaction gain (loss) increased $122,000 to a foreign currency gain of $117,000 for the year ended December 31, 2007 compared to a $5,000 foreign currency loss for the year ended December 31, 2006.  These gains were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Income Tax Expense (Benefit)

We recorded net income tax expense (benefit) of $0.6 million, $0.6 million and $(1.6) million during the years ended December 31, 2008, 2007 and 2006, respectively.  In the U.S. we have net operating loss carryforwards of $49.5 million which are used to offset most U.S. tax liabilities. Our tax expense or benefit primarily relates to our foreign subsidiaries in the U.K. and Germany.

The net income tax expense for the year ended December 31, 2008 of $0.6 million consisted of current tax expense of $0.9 million, partially offset by a deferred tax benefit of $0.3 million.

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

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2008 and 2007, this deferred tax liability was $0.7 million and $1.2 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We recorded a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2008 and 2007 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards. We made our assessment of the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2007, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $1.8 million at December 31, 2008 reflects an increase of $0.4 million from our working capital position of $1.4 million at December 31, 2007.  Our working capital position increased at December 31, 2008 despite $3.0 million in existing cash used to retire our $2.0 million revolving debt facility and to retire $1.0 million related to our subordinated notes, including accrued non-current interest. These debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2007.  We were in compliance with all of our debt covenants as of December 31, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2008, our principal source of liquidity was $5.8 million in cash and cash equivalents and $6.0 million of unused availability under our revolving lines of credit.  The revolving credit facility is available through February 2011.

Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was $5.5 million, $4.8 million and $3.4 million, respectively.  The primary contribution to the improvement in cash provided by operating activities for the year ended December 31, 2008 is due primarily to net income of $2.9 million compared to net income of $0.6 million for the year ended December 31, 2007.  Additionally, the net change in operating assets and liabilities decreased $1.5 million in 2008 versus 2007.

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

Net cash used by investing activities was $0.9 million, $0.4 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  During 2008, we purchased $0.9 million in property and equipment to support operations. During 2007, we purchased $0.5 million in property and equipment to support operations, partially offset by reductions in restricted cash of $0.2 million.  During 2006, we purchased $0.5 million in property and equipment to support operations and paid additional cash consideration to the TSE sellers of approximately $0.2 million. Historically, capital expenditures have been financed by cash from operating activities.

Net cash used in financing activities was $4.6 million, $2.1 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The net cash used in financing activities during 2008 was primarily the result of $8.3 million of principal payments on long-term debt, offset by borrowings on our new senior term loan of approximately $3.7 million, net of issuance costs. The net cash used in financing activities during 2007 is the result of $2.1 million in principal payments on our senior debt facility.  The net cash used during 2006 of $1.9 million included $2.0 million in principal payments on our senior debt facility.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                 Our cash and cash equivalents balance at December 31, 2008 of $5.8 million;

•                 The availability under our revolving credit facility of $6.0 million at December 31, 2008;

•                 Our demonstrated ability to generate positive operating cash flows;

•                 Our backlog of approximately $20.6 million, including $8.7 million in license fees and services and $11.9 million in customer support at December 31, 2008; and

•                 Our planned capital expenditures of approximately $0.5 million during 2009.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the year ended December 31, 2008, the effect of exchange rate changes resulted in a $1.5 million reduction to consolidated cash.  For the year ended December 31, 2007, the effect of exchange rate changes resulted in a $0.1 million reduction to consolidated cash.    We do not currently hedge our foreign currency exposure, but are monitoring the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2008, which are comprised of a capital lease, operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made (in thousands).

	Payments due by period
Fiscal Years	Total	2009	2010	2011	2012	2013 and thereafter

Long-term debt	$6,883	$2,000	$333	$4,550	$—	$—
Interest on debt (1)	3,551	109	2	3,440	—	—
Capital lease	98	30	30	30	8	—
Operating leases	2,678	1,088	654	506	430	—
Total commitments	$13,210	$3,227	$1,019	$8,526	$438	$—

(1)  Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2008 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2008 will remain unchanged in future periods.

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

Revenue Recognition

We derive revenue from two primary sources: license fees and services and customer support.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition we have applied Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

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

We may encounter budget and schedule overruns on fixed price contracts caused by increased labor, overhead or material costs. We make adjustments to cost estimates in the periods in which the facts requiring such revisions become known. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss.

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, we unbundle and record as revenue fees from multiple element arrangements as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, we defer fees from such arrangements until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

We generally recognize services revenue provided under fixed-price contracts using the percentage of completion method described above. We generally recognize revenue from professional services provided pursuant to time-and-materials contracts and training services as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If we determine that the intangibles are impaired, we will record an impairment charge and the amount could be material.  We recorded an impairment of intangible assets during the year ended December 31, 2006.  See Note 2 to the Consolidated Financial Statements for further details.

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

We did not capitalize any internal software development costs during the years ended December 31, 2008, 2007, or 2006. In addition, we did not have any capitalized internal software development costs included in our December 31, 2008 and 2007 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

Stock-based Compensation

We adopted SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006.  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the modified prospective method of adoption, we are required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123.  From January 1, 2006, we accounted for stock option grants and employee stock purchase plan purchases under SFAS 123R.  We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”), which amends Staff Accounting Bulleting 107 (“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We currently use the simplified method to estimate expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until adequate historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard was effective for us beginning January 1, 2008.  We have elected not to apply the fair value option allowed under SFAS 159.

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

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our new senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate facilities based on Prime Rate.  Fluctuations in Prime Rate affect our interest rate risk.  We currently have no borrowings outstanding under these credit facilities, but future borrowings will subject us to interest rate risk.

We are exposed to fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies.  In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as revenues and related accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We record cumulative translation adjustments in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2008	2007
British Pound Sterling	0.69096	0.50092
Indian rupee	49.21259	39.43218

	For the Years Ended December 31,
Average rates:	2008	2007	2006
British Pound Sterling	0.544853	0.49992	0.543739
Indian rupee	43.30325	41.28177	45.15648

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk.  We continually monitor our foreign currency exchange risk and we may consider various options to reduce this risk in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Denver, Colorado

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Evolving Systems, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Evolving Systems, Inc. and subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Evolving Systems, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 14, 2007

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,783	$7,271
Contract receivables, net of allowance for doubtful accounts of $534 and $66 at December 31, 2008 and 2007, respectively	11,484	10,959
Unbilled work-in-progress	1,910	922
Deferred income taxes	5	4
Prepaid and other current assets	1,304	1,331
Total current assets	20,486	20,487
Property and equipment, net	1,277	1,677
Amortizable intangible assets, net	2,374	4,687
Goodwill	20,811	26,417
Long-term restricted cash	100	100
Long-term deferred income taxes	56	—
Other long-term assets	307	359
Total assets	$45,411	$53,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$21	$20
Current portion of long-term debt	2,000	2,500
Accounts payable and accrued liabilities	5,198	5,903
Deferred income taxes	20	34
Unearned revenue	11,445	10,635
Total current liabilities	18,684	19,092
Long-term liabilities:
Capital lease obligations, net of current portion	59	79
Other long-term obligations	1,402	1,477
Long-term debt, net of current portion	4,883	8,686
Deferred income taxes	441	878
Total liabilities	25,469	30,212

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock	—	5,587

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 0 and 478,750 shares of Series B issued and outstanding as of December 31, 2008 and 2007, respectively (shown above)	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 19,506,786 and 17,914,770 shares issue and outstanding as of December 31, 2008 and 2007, respectively	20	18
Additional paid-in capital	81,814	75,317
Accumulated other comprehensive income (loss)	(5,270)	2,144
Accumulated deficit	(56,622)	(59,551)
Total stockholders’ equity	19,942	17,928
Total liabilities and stockholders’ equity	$45,411	$53,727

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUE
License fees and services	$20,324	$17,895	$15,883
Customer support	17,497	18,058	17,950
Total revenue	37,821	35,953	33,833

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	7,816	8,023	7,342
Costs of customer support, excluding depreciation and amortization	6,103	6,237	5,694
Sales and marketing	8,500	8,557	8,962
General and administrative	5,676	5,862	5,138
Product development	3,607	2,376	3,072
Depreciation	847	899	1,169
Amortization	1,363	1,565	2,511
Impairment of goodwill and intangible assets	—	—	16,516
Restructuring and other expenses (recovery)	—	(4)	(21)
Total costs of revenue and operating expenses	33,912	33,515	50,383

Income (loss) from operations	3,909	2,438	(16,550)

Other income (expense)
Interest income	161	304	160
Interest expense	(1,171)	(1,747)	(1,992)
Other income	57	—	—
Gain (loss) on extinguishment of debt	(290)	42	—
Foreign currency exchange gain (loss)	823	117	(5)
Other expense, net	(420)	(1,284)	(1,837)

Income (loss) before income taxes	3,489	1,154	(18,387)
Income tax expense (benefit)	560	556	(1,604)
Net income (loss)	$2,929	$598	$(16,783)

Basic income (loss) per common and preferred share	$0.15	$0.03	$(0.88)

Diluted income (loss) per common and preferred share	$0.15	$0.03	$(0.88)

Weighted average basic shares outstanding	19,389	19,198	19,100
Weighted average diluted shares outstanding	19,756	19,576	19,100

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	16,137,821	$16	$67,891	$(2,417)	$(43,366)	$22,124
Stock option exercises	12,469	—	14	—	—	14
Common Stock issued pursuant to the Employee Stock Purchase Plan	83,356	—	112	—	—	112
Stock-based compensation expense			808	—	—	808
Comprehensive income (loss):
Net loss	—	—	—	—	(16,783)
Foreign currency translation adjustment	—	—	—	3,883	—
Comprehensive loss						(12,900)
Balance at December 31, 2006	16,233,646	16	68,825	1,466	(60,149)	10,158
Stock option exercises	19,688	—	19	—	—	19
Common Stock issued pursuant to the Employee Stock Purchase Plan	60,189	—	70	—	—	70
Stock-based compensation expense			710	—	—	710
Preferred stock conversion	1,463,747	1	5,693	—	—	5,694
Restricted stock issuance	137,500	1	—	—	—	1
Comprehensive income (loss):
Net income	—	—	—	—	598
Foreign currency translation adjustment	—	—	—	678	—
Comprehensive income						1,276
Balance at December 31, 2007	17,914,770	18	75,317	2,144	(59,551)	17,928
Stock option exercises	5,054	—	4	—	—	4
Common Stock issued pursuant to the Employee Stock Purchase Plan	45,712	—	68	—	—	68
Stock-based compensation expense			839	—	—	839
Preferred stock conversion	1,436,250	1	5,586	—	—	5,587
Restricted stock issuance	105,000	1	—	—	—	1
Comprehensive income (loss):
Net income	—	—	—	—	2,929
Foreign currency translation adjustment	—	—	—	(7,414)	—
Comprehensive loss						(4,485)
Balance at December 31, 2008	19,506,786	$20	$81,814	$(5,270)	$(56,622)	$19,942

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,929	$598	$(16,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	847	899	1,169
Amortization of intangible assets	1,363	1,565	2,511
Amortization of debt issuance costs	147	235	273
Stock based compensation	839	710	808
Impairment of goodwill and intangible assets	—	—	16,516
(Gain)/loss on disposal of property and equipment	—	(4)	(18)
(Gain) loss on extinguishment of debt	290	(42)	—
Unrealized foreign currency transaction (gains) and losses, net	(823)	(117)	5
Provision for (recovery of) bad debt	512	(5)	28
Benefit from foreign deferred income taxes	(320)	(279)	(1,891)
Change in operating assets and liabilities:
Contract receivables	(1,007)	(1,265)	1,983
Unbilled work-in-progress	(1,465)	153	192
Prepaid and other assets	(291)	327	(171)
Accounts payable and accrued liabilities	607	778	(1,622)
Unearned revenue	1,989	492	20
Other	(73)	728	346
Net cash provided by operating activities	5,544	4,773	3,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(898)	(546)	(477)
Proceeds from sale of property and equipment	—	4	20
Business combinations and earnout payments	—	(24)	(153)
Restricted cash	—	200	—
Net cash used in investing activities	(898)	(366)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(20)	(21)	(34)
Principal payments on long-term debt	(8,298)	(2,141)	(2,025)
Proceeds from issuance of long-term debt	4,000	—	—
Payments for debt issuance costs	(347)	—	—
Proceeds from the issuance of stock	72	89	126
Net cash used in financing activities	(4,593)	(2,073)	(1,933)

Effect of exchange rate changes on cash	(1,541)	(139)	370

Net increase (decrease) in cash and cash equivalents	(1,488)	2,195	1,193
Cash and cash equivalents at beginning of year	7,271	5,076	3,883
Cash and cash equivalents at end of year	$5,783	$7,271	$5,076

Supplemental disclosure of other cash and non-cash financing and investing transactions:
Interest paid	$1,096	$819	$1,065
Income taxes paid	671	180	740
Conversion of preferred stock into common stock	5,587	5,694	—
Property and equipment acquired under capital lease agreements	—	84	—
Property and equipment purchased and included in accounts payable	99	792	—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – We are a provider of software solutions and services to the wireless, wireline and IP carrier markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in four core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; SIM card activation solutions used to dynamically allocate and assign resources to a wireless device when it is first used, and mediation solutions supporting data collection for both service assurance and billing applications.

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

Cash and Cash Equivalents – All highly liquid investments and investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value. We have cash investment policies that limit investments to investment grade securities and certificates of deposit. Cash balances in UK and India as of December 31, 2008 were $4.6 million and $145,000, respectively and as of December 31, 2007 were $2.9 million and $217,000, respectively.

Restricted Cash – As of December 31, 2008 and 2007, we had $100,000 of restricted cash, related to our headquarters lease. The restricted cash requirement was reduced by $200,000 during 2007 as we negotiated a new lease with our existing landlord.  The remainder of the restricted cash will become unrestricted within 60 days of the expiration of our lease.

Contract Receivables and Allowance for Doubtful Accounts – Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in accounts receivable. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

The following table reflects the activity in the allowance for doubtful accounts:

				Write-	Effects of
		Balance at	Bad Debt	Offs Charged	Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2008	Allowance for doubtful accounts	$66	$512	$(28)	$(16)	$534
2007	Allowance for doubtful accounts	$70	$(5)	$—	$1	$66
2006	Allowance for doubtful accounts	$48	$28	$—	$(6)	$70

Concentration of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. We perform on-going evaluations of customers’ financial condition and, generally, require no collateral from customers.

A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry.  The following tables depict the percentage of revenue and percentage of contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2008	2007	2006
Customer A– U.S.	20%	22%	13%
Customer B – U.K.	14%	13%	13%
Total % of Revenue	34%	35%	26%

	December 31,
	2008	2007
Customer A – U.S. (1)	45%	38%
Total % of contract receivables and unbilled work-in-progress	45%	38%

(1)  In prior years this was presented as the customer’s percentage of contract receivables. In 2008, we are presenting the customer’s percentage of contract receivables and unbilled work-in-progress. Prior period amounts have been adjusted to reflect the current presentation.

Fair Value of Financial Instruments – The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of December 31, 2008, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $2.4 million and $6.0 million, respectively. As of December 31, 2007, we believe that the carrying amounts of our variable rate long-term debt approximated fair value due to the notes carrying a current market rate of interest.  We estimated that the fair value of our fixed rate long-term debt was approximately $5.4 million at December 31, 2007.

Revenue Recognition – We recognize revenue from two primary sources: license fees and services, and customer support, in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.  In addition to the criteria described below, we generally recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured.

The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  We estimate the percentage of completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed price contracts caused by increased labor or overhead costs. We make adjustments to cost estimates in the periods in which the facts requiring such revisions become known. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss.

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Where applicable, we unbundle and record as revenue fees from multiple element arrangements as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, we defer fees from such arrangements until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

We recognize services revenue from fixed-price contracts using the proportional performance method of accounting, which is similar to the percentage of completion method described above. We recognize revenue from professional services provided pursuant to time-and-materials based contracts and training services as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

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

Advertising and Promotion Costs – All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $338,000, $322,000 and $287,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based Compensation – We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(Revised), “Share-Based Payment” (“SFAS 123R”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under SFAS 123R, we apply a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period using the guidance under SFAS 123R.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.  We recognize compensation cost for options on a straight-line basis over the vesting period using an estimated forfeiture rate.   Effective January 1, 2006, we accounted for stock option grants and employee stock purchase plan purchases under SFAS 123R.  We used the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Capitalization of Internal Software Development Costs – We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we follow Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for realizability at the end of each reporting period. We did not capitalize any internal software development costs during the years ended December 31, 2008, 2007 or 2006 due to the high degree of development risk involved in each of our software development projects and the resulting short period of time between achieving technological feasibility and the general release of the software.  In addition, we did not have any capitalized internal software development costs included in our December 31, 2008 and 2007 consolidated balance sheets.

Property and Equipment and Long-Lived Assets – Property and equipment are stated at cost or estimated fair value if acquired in an acquisition, less accumulated depreciation, and are depreciated over their estimated useful lives, or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

We review our long-lived assets, such as property and equipment and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We evaluate the recoverability of an asset or asset group by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Intangible Assets – Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS Communications, Inc. (“CMS”), Telecom Software Enterprises, LLC (“TSE”) and Evolving Systems U.K.  These definite life assets are amortized using the straight-line method over their estimated lives.

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

If, as a result of the existence of one or more of the above indicators of impairment, we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable, we compare the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition to the asset’s carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, we recognize an impairment loss representing the excess of the asset’s carrying value over its estimated fair value.  During the year ended December 31, 2006, we recorded an impairment of amortizable intangible assets.  See Note 2 for further details.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.  We evaluate tax benefits recorded in our consolidated financial statements and record accruals for any amounts deemed not probable of being sustained.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements – In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”), which amends Staff Accounting Bulletin 107 (“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We currently use the simplified method to estimate expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until adequate historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard was effective for us beginning January 1, 2008.  We have elected not to apply the fair value option allowed under SFAS 159.

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

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2006	$—	$8,944	$6,033	$11,050	$26,027
Effects of changes in foreign Currency exchange rates	—	174	—	216	390
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	26,417
Effects of changes in foreign Currency exchange rates	—	(2,508)	—	(3,098)	(5,606)
Balance as of December 31, 2008	$—	$6,610	$6,033	$8,168	$20,811

We conducted our annual goodwill impairment test as of July 31, 2008, and we determined that goodwill was not impaired as of the test date. From July 31, 2008 through December 31, 2008, no events have occurred that we believe may have impaired goodwill.

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

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of December 31, 2008 and 2007, identifiable intangibles were as follows (in thousands):

	December 31, 2008			December 31, 2007			Weighted-
Identifiable intangible assets:	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,583	$902	$681	$2,072	$700	$1,372	4.6 yrs
Purchased licenses	227	227	—	227	146	81	2.3 yrs
Trademarks and tradenames	649	232	417	896	192	704	7.0 yrs
Business partnerships	106	53	53	146	44	102	5.0 yrs
Customer relationships	2,986	1,763	1,223	3,707	1,279	2,428	5.3 yrs
	$5,551	$3,177	$2,374	$7,048	$2,361	$4,687	5.2 yrs

(1)  Decreases in intangible values as of December 31, 2008 compared to December 31, 2007 are the direct result of changes in foreign currency exchange rates for the years then ended.

As a result of the events that led to the goodwill impairment during 2006, we reviewed intangible assets for recoverability in accordance with SFAS 144.  Our evaluation of product strategy and development plans resulted in our determination that the undiscounted cash flows associated with these assets would not be sufficient to recover the carrying amounts of these assets.  As a result of this review we recorded an intangible asset impairment of $5.6 million at June 30, 2006.  This was comprised of $4.2 million of purchased software and purchased license intangible assets in the License Fees and Services operating segment associated with the acquisitions of CMS and TSE as well as $1.4 million of customer relationship and business partnership intangible assets in the Customer Support operating segment associated with the acquisition of Evolving U.K.  We estimated the fair values of our intangible assets using the present value of expected future cash flows.

Amortization expense of identifiable intangible assets was $1.4 million, $1.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2008 was as follows (in thousands):

Years ending
2009	$680
2010	643
2011	504
2012	365
2013	182
Thereafter	—
$2,374

NOTE 3 – BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,		Estimated
Property and equipment:	2008	2007	Useful Life
Computer equipment and purchased software	$25,769	$26,228	2-4 yrs
Furniture, fixtures and leasehold improvements	2,610	2,691	5-7 yrs
	28,379	28,919
Less accumulated depreciation	(27,102)	(27,242)
	$1,277	$1,677

Assets acquired under capital lease:	2008	2007
Original book value	$58	$58
Accumulated amortization	(24)	(10)
Net book value	$34	$48

Depreciation expense was $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Included in property and equipment at December 31, 2008 and 2007 are assets under capital lease. Depreciation expense related to assets under capital leases was $14,000, $21,000 and $26,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
Accounts payable and accrued liabilities:	2008	2007
Accounts payable	$760	$1,062
Accrued compensation and related expenses	2,101	1,738
Accrued liabilities	2,337	3,103
	$5,198	$5,903

NOTE 4 – LONG-TERM DEBT

Our notes payable consist of the following (in thousands):

	December 31,
	2008	2007
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$2,333	$—

Senior note payable to financial institution, interest at the one-month London InterBank Offered Rate (“LIBOR”) plus a margin of 5.25% at December 31, 2007; however, the LIBOR rate cannot be less than 3.75%, interest rate was 10.25% at December 31, 2007. In February 2008, this note payable was replaced by our new $4.0 million senior term loan.	—	4,419

$4.5 million senior revolving credit facility payable to financial institution, interest at one-month LIBOR plus 4.0%; however, the LIBOR rate cannot be less than 3.75%; interest rate was 9.00% at December 31, 2007. In February 2008, this revolver was replaced with our $6.0 million senior revolving credit facilities.	—	2,000

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.60% and 12.82% at December 31, 2008 and December 31, 2007, respectively, accrued interest and principal are due in full May 16, 2011.	4,550	4,767
Total debt	6,883	11,186
Less current portion	(2,000)	(2,500)
Long-term debt, excluding current portion	$4,883	$8,686

On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).  On December 18, 2008 we modified our U.S. and U.K. Revolving Facilities. The U.S. Revolving Facility is now a $2.5 million credit facility and the U.K. Revolving Facility is now a $3.5 million facility. All other terms and conditions remained the same. There have been no borrowings on either facility and therefore there are no outstanding balances on either facility as of December 31, 2008.

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

The remaining scheduled principal payments as of December 31, 2008 on our debt are as follows (in thousands):

Years ending December 31,
2009	$2,000
2010	333
2011	4,550
$6,883

Our $2.5 million U.S. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31, 2008.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of December 31, 2008, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31, 2008.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of December 31, 2008, we had $3.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

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

In March 2007, we paid $77,000 to retire $119,000 of subordinated debt and related accrued interest held by one of our subordinated note holders.  The retirement included principal of $103,000 and accrued interest of $16,000.  The $42,000 gain on extinguishment of this debt was reflected within our other income (expense) on the consolidated statement of operations.  The remaining long-term unsecured subordinated notes payable of $4.8 million, at December 31, 2007, bear interest at 11% through December 31, 2007 and 14% thereafter.  Interest expense was recognized using an effective rate of 12.82% at December 31, 2007 and 12.84% at December 31, 2006.  The unsecured subordinated notes are subordinate to the senior note and senior revolving credit facility.  The unsecured subordinated notes payable agreements subject us to certain affirmative and negative covenants; however, certain covenants are not in effect until the senior note and senior revolving credit facility are paid in full.  Outstanding amounts of the unsecured subordinated notes may be accelerated upon the occurrence of an uncured event of default or if we achieve certain minimum cash thresholds.  Accrued interest on the unsecured subordinated notes payable is separately reflected on the balance sheet under “Other long-term obligations.”

We were in compliance with all of our debt covenants as of December 31, 2008 and 2007.

NOTE 5 – INCOME TAXES

The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31
	2008	2007	2006
Domestic	$(115)	$(2,398)	$(7,113)
Foreign	3,604	3,552	(11,274)
Total	$3,489	$1,154	$(18,387)

The expense (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31
	2008	2007	2006
Current:
Federal	$25	$—	$—
Foreign	855	835	287
State	—	—	—
Total current	$880	$835	$287
Deferred:
Federal	$—	$—	$—
Foreign	(320)	(279)	(1,891)
State	—	—	—
Total deferred	(320)	(279)	$(1,891)

Total	$560	$556	$(1,604)

As of December 31, 2008 and 2007, we had net operating loss carryforwards (“NOL”) of approximately $49.5 million and $50.5 million, respectively, related to U.S. federal and state jurisdictions.  The federal net operating loss expires at various times beginning in 2019 and ending in 2029.  In addition, we have research and experimentation credit carryforwards of approximately $0.9 million which may expire at various times beginning in 2012.  Of our $49.5 million NOL, $9.6 million of the NOL is related to stock compensation expense, the benefit of which, if realized, will be an increase to equity as opposed to a reduction in tax expense. In 2008, we were subject to alternative minimum tax in the U.S. for $25,000.  A deferred tax asset in this amount has been established with a full valuation allowance against it at this time. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in ownership occur.  Changes in our ownership have occurred that will limit the future utilization of the NOL’s.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,493	$18,872
Research & experimentation credit carryforwards	854	854
Equity compensation	422	295
AMT Credit	81	—
Depreciable assets	409	512
Acquired intangibles	673	565
Other	136	116
Total deferred tax assets	21,068	21,214
Deferred tax liabilities
Undistributed foreign earnings	(698)	(541)
Acquired intangibles	(691)	(1,151)
Total deferred tax liability	(1,389)	(1,692)
Net deferred tax assets, before valuation allowance	19,679	19,522
Valuation allowance	(20,079)	(20,430)
Net deferred tax liability	$(400)	$(908)

	December 31,
	2008	2007
Financial statement classification:
Current deferred tax asset/liability	$(15)	$(30)
Long-term deferred tax liability	(385)	(878)
Net deferred tax liability	$(400)	$(908)

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2008 and 2007, this deferred tax liability was $0.7 million and $1.2 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

U.S. federal income tax expense (benefit) at statutory rates	$1,186	$393	$(6,252)
State income tax expense (benefit), net of federal impact	28	(50)	(163)
Goodwill impairment	—	—	3,217
Non-deductible meals	10	13	12
Foreign rate differential	(61)	(4)	240
Foreign deemed dividends	125	63	(77)
Change in valuation allowance	(351)	(47)	1,815
Equity compensation	118	79	121
Research and development expenses	(564)	(312)	(483)
FIN 48 adjustment	—	433	—
Foreign taxes	84	33	—
Other, net	(15)	(45)	(34)
Income tax expense (benefit)	$560	$556	$(1,604)

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Series B Convertible Redeemable Preferred Stock

On November 2, 2004, we issued 966,666 shares of Series B Preferred Stock in connection with our acquisition of Evolving Systems U.K.  During 2007, holders of 487,916 shares of Series B Preferred Stock, or approximately 50% of the outstanding preferred stock as of January 1, 2007, with an aggregate carrying value of $5.7 million, converted their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.

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

Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock was entitled to dividends on an as-converted basis with the common stock and was, therefore, considered a participating security and shares issuable upon conversion are included in weighted average shares outstanding for purposes of calculating basic earnings per share.  Upon the occurrence of certain material events (liquidation, merger, etc.), the holders of Series B Preferred Stock were entitled to receive a preference payment that is senior to the common stock, but subordinate to our senior and unsecured subordinate debt, equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $0 and $5.6 million at December 31, 2008 and 2007, respectively.

(b)           Certain Anti-Takeover Provisions

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In 1999, our Board of Directors designated 250,000 shares of Series A Junior Participating Preferred Stock that contain “poison pill” provisions. In connection with the Evolving Systems U.K. acquisition, we issued 966,666 shares of Series B Preferred Stock.  As of December 31, 2008 and 2007, 0 and 478,750 shares of Series B Preferred Stock are outstanding, respectively.

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

On February 25, 2008 we entered into a Standstill Agreement (the “Standstill Agreement”) with Karen Singer, Trustee of the Singer Children’s Management Trust (the “Singer Trust”) in which the Board of Directors agreed to appoint two independent members to the Board of Directors and to waive the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”), as it related to the Singer Trust’s acquisition of our stock, provided that the Singer Trust and its affiliates would beneficially own less than 20% of our outstanding shares.  In exchange, the Singer Trust agreed for a period of 18 months following the appointment of the Singer Nominees to the Board of Directors (the “Standstill Period”), not to seek or propose, among other things, an acquisition of the Company, a business combination or any other extraordinary transaction with respect to the Company.  The Singer Trust also agreed that during the Standstill Period it would not nominate any person as a director of the Company (other than the Singer Nominees) or propose any matter to be voted on by stockholders of the Company and it would vote its shares in favor of the Company’s nominees for directors.

NOTE 7 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes.  Because we historically granted options with exercise prices equal to the fair market value of our common stock at the grant date, the adoption of SFAS 123R on January 1, 2006 did not result in a significant impact on our financial statements.  Further, as a result of the preceding, our consolidated statements of operations from January 1, 2006 forward include charges for stock-based compensation. We recognized $0.8 million, $0.7 million and $0.8 million of compensation expense in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Cost of license fee and services, excluding depreciation and amortization	$62	$59	$57
Cost of customer support, excluding depreciation and amortization	7	2	8
Sales and marketing	137	151	183
General and administrative	551	478	513
Product development	82	20	47
	$839	$710	$808

Stock Option/Incentive Plans

In January 1996, our stockholders approved “The Amended and Restated Stock Option Plan” (the “Option Plan”).  Initially, 3,150,000 shares were reserved for issuance under the Option Plan.  Subsequently, our stockholders approved an amendment to the Option Plan to increase the number of shares available for issuance to 8,350,000. Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.

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

In June 2007, our stockholders approved the “2007 Stock Incentive Plan” (the “2007 Stock Plan”).  A maximum of 2,000,000 shares may be issued under the 2007 Stock Plan.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for board members and expire no more than ten years from the date of grant.

In December 2008 and 2007, under the 2007 Stock Plan, we awarded a total of 105,000 and 137,500, respectively, shares of restricted stock to members of our board of directors and senior management.  During the years ended December 31, 2008 and 2007, 83,000 and 57,000 shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the years ended December 31, 2008 and 2007.  The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method as prescribed by the SEC Staff Accounting Bulletin 107, “Share-Based Payment” as amended by SAB 110, which permits use of the simplified method after December 31, 2007.  The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Expected term (years)	6.1	6.1	6.1
Risk-free interest rate	1.77%	3.98%	4.35%
Expected volatility	83.95%	105.74%	121.14%
Expected dividend yield	0%	0%	0%

The following is a summary of stock option activity under the plan for the year ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2007	4,534	$3.02		$2,845
Options granted	483	$1.00
Less options forfeited	(149)	$2.85
Less options expired	(209)	$3.39
Less options exercised	(5)	$0.76
Options outstanding at December 31, 2008	4,654	$2.81	5.70	$78

Options exercisable at December 31, 2008	3,609	$3.15	4.77	$70

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $1.00, $1.83 and $2.05 respectively.

As of December 31, 2008, there were approximately $1.6 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $5,000, $23,000 and $15,000, respectively.  The total fair value of stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $0.7 million and $0.4 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $58,000, $41,000 and $27,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash received from stock option exercises was $4,000, $19,000 and $14,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Prior to the adoption of SFAS 123R on January 1, 2006, we applied the intrinsic-value-based method in accounting for the recognition of employee stock-based compensation arrangements and the fair value method for disclosure purposes.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period.  As of December 31, 2008, there were 247,000 shares available for purchase.  For the years ended December 31, 2008, 2007 and 2006, we recorded compensation expense of $21,000,  $22,000 and $46,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	For the Years Ended December 31,
	2008	2007	2006
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.86%	4.58%	5.02%
Expected volatility	66.81%	67.52%	78.18%
Expected dividend yield	0%	0%	0%

Cash received from employee stock plan purchases was $68,000, $70,000 and $112,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  We issued shares related to the ESPP of 46,000, 60,000 and 83,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8 – BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Employees may contribute up to 15% of gross compensation not to exceed the maximum statutory contribution amount. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the years ended December 31, 2007 and 2006, we made discretionary matching contributions using funds available in the 401(k) Plan’s forfeiture account. For the year ended December 31, 2008, we will make a matching contribution using our cash balances. This contribution will be made during the first quarter of 2009.

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

During 2008, 2007 and 2006, we recorded a consolidated expense of $486,000, $483,000 and $366,000, respectively, under the aforementioned plans.

NOTE 9 – EARNINGS PER SHARE

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

	For the Years Ended December 31,
	2008	2007	2006
Basic income (loss) per common and preferred share:
Net income (loss) available to common and preferred shareholders	$2,929	$598	$(16,783)
Weighted average common shares outstanding	19,265	17,467	16,200
Participating securities	124	1,731	2,900
Basic weighted average shares outstanding	19,389	19,198	19,100
Basic income (loss) per common and preferred share	$0.15	$0.03	$(0.88)

Diluted income (loss) per common and preferred share:
Net income (loss) available to common and preferred shareholders	$2,929	$598	$(16,783)
Weighted average common shares outstanding	19,265	17,467	16,200
Participating securities	124	1,731	2,900
Effect of dilutive securities – options	367	378	—
Diluted weighted average shares outstanding	19,756	19,576	19,100
Diluted income (loss) per common and preferred share	$0.15	$0.03	$(0.88)

Weighted average options to purchase 3.5 million, 3.2 million and 3.3 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period. Weighted average options to purchase 0.9 million shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2006, as their effect would have been anti-dilutive as a result of the net loss for the period.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters; the London and Bath, England and Munich, Germany offices which were assumed as part of the Evolving Systems U.K. acquisition; the Bangalore, India office; the Kuala Lumpur, Malaysia office and the Windsor, England office. Rent expense was $1.1 million, $1.4 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is net of sublease rental income of $0, $117,000 and $142,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1.  We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2008 are as follows (in thousands):

	Operating Leases	Capital Leases
2009	$1,088	$30
2010	654	30
2011	506	30
2012	430	8
2013	—	—
Total minimum lease payments	$2,678	98
Less: Amount representing interest		(18)
Principal balance of capital lease obligations		80
Less: Current portion of capital lease obligations		(21)
Long-term portion of capital lease obligations		$59

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2008 and 2007.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2008 and 2007.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2008 and 2007.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2008 and 2007.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (TSE) and CMS Communications, Inc. (CMS), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, we did not record any liabilities for these agreements as of December 31, 2008 and 2007.

(c)                                  Litigation

During the fourth quarter of 2006, a previous vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  While the outcome of this matter is uncertain, we believe we have paid all fees due under our license agreement and will continue to vigorously defend this claim.

We are involved in various other legal matters arising in the normal course of business.  We recorded losses, including estimated costs to defend, for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 – SEGMENT INFORMATION

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenue
License fees and services	$20,324	$17,895	$15,883
Customer support	17,497	18,058	17,950
Total revenue	37,821	35,953	33,833

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	12,508	9,872	8,541
Customer support	11,394	11,821	12,256
	23,902	21,693	20,797
Unallocated Costs
Other operating expenses	17,783	16,795	17,172
Depreciation and amortization	2,210	2,464	3,680
Impairment of goodwill and intangible assets	—	—	16,516
Restructuring and other expenses (recovery)	—	(4)	(21)
Interest income	(161)	(304)	(160)
Interest expense	1,171	1,747	1,992
Other income	(57)	—	—
Gain (loss) on extinguishment of debt	(290)	(42)	—
Foreign currency exchange gain	(823)	(117)	5
Income (loss) before income taxes	$3,489	$1,154	$(18,387)

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

	For the Year Ended December 31, 2008
	L&S	CS	Total
Revenue
United States	$2,569	$10,221	$12,790
United Kingdom	5,354	2,485	7,839
Other	12,401	4,791	17,192
Total revenues	$20,324	$17,497	$37,821

	For the Year Ended December 31, 2007
	L&S	CS	Total
Revenue
United States	$2,619	$10,744	$13,363
United Kingdom	6,144	2,863	9,007
Other	9,132	4,451	13,583
Total revenues	$17,895	$18,058	$35,593

	For the Year Ended December 31, 2006
	L&S	CS	Total
Revenue
United States	$2,863	$11,320	$14,183
United Kingdom	6,099	2,470	8,569
Other	6,921	4,160	11,081
Total revenues	$15,883	$17,950	$33,833

	December 31,
	2008	2007
Long-lived assets, net
United States	$7,060	$7,814
United Kingdom	17,327	24,883
Other	75	84
	$24,462	$32,781

Revenue related to our product lines is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenue
Activation	$20,639	$19,533	$16,717
Numbering solutions	13,270	11,919	12,006
Mediation	3,912	4,501	5,110
Total revenues	$37,821	$35,953	$33,833

NOTE 12 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2008
Total revenue	$9,127	$9,645	$9,029	$10,020
Less: cost of revenue and operating expenses	9,007	8,545	8,195	8,165
Income from operations	120	1,100	834	1,855
Income (loss) before income taxes	(318)	888	715	2,204
Net income (loss)	$(244)	$775	$593	$1,805
Net income (loss) per common and preferred share:
Basic	$(0.01)	$0.04	$0.03	$0.09
Diluted	$(0.01)	$0.04	$0.03	$0.09

Year Ended December 31, 2007
Total revenue	$8,461	$9,122	$9,311	$9,059
Less: cost of revenue and operating expenses	8,231	8,493	8,232	8,559
Income from operations	230	629	1,079	500
Income (loss) before income taxes	(186)	155	914	271
Net income (loss)	$(326)	$72	$569	$284
Net income (loss) per common and preferred share:
Basic	$(0.02)	$—	$0.03	$0.01
Diluted	$(0.02)	$—	$0.03	$0.01

NOTE 13 – RELATED PARTY TRANSACTIONS

Effective January 1, 2008, we entered into a one-year consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we paid Mr. Gartside a fee of $20,000 for consulting services provided to us during 2008.  We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 and $0 as of December 31, 2008 and 2007, respectively.  We recorded $20,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2008.

NOTE 14 – SUBSEQUENT EVENTS

On March 4, 2009 our Board of Directors adopted a stockholder rights plan that is designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders.  The plan was not adopted in response to any unsolicited offer or takeover attempt. Under the Plan, each common stockholder of the Company at the close of business on March 16, 2009 will receive a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right will entitle the holder to purchase from the Company, in certain circumstances, one one-hundredth of a share of newly-created Series C junior participating preferred stock of the Company for an initial purchase price of $8.00 per share. The rights distribution will not be taxable to stockholders and the distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive to or affect the Company’s reported per share results.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  During the three and twelve months ended December 31, 2008, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2009 Proxy Statement, anticipated to be filed within 120 days of December 31, 2008, entitled “Proposal No. 1—Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.                EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2009 Proxy Statement, anticipated to be filed within 120 days of December 31, 2008, entitled “Summary Compensation Table.”

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2009 Proxy Statement, anticipated to be filed within 120 days of December 31, 2008, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2009 Proxy Statement, anticipated to be filed within 120 days of December 31, 2008, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2009 Proxy Statement, anticipated to be filed within 120 days of December 31, 2008, entitled “Report of the Audit Committee.”

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

10.3† *	Employee Stock Purchase Plan.
10.4	Consulting Agreement entered into with Stephen K. Gartside, Jr., as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.5	Form of Amendment to Indemnification Agreement, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.6	Form of Change in Control Agreement, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.7	Form of Executive Officer 2008 Compensation Agreement, as filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.10†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.20(a)*	Amendment to Management Change in Control Agreement – Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(b)*	Amendment to Management Change in Control Agreement – Brian R. Ervine as filed as Exhibit 10.20(b) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(c)*	Amendment to Management Change in Control Agreement – Anita T. Moseley as filed as Exhibit 10.20(c) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(d)*	Amendment to Management Change in Control Agreement – Stuart Cochran as filed as Exhibit 10.20(d) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.21	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EVOLVING SYSTEMS, INC.

By: /s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 11, 2009
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

Signature	Title	Date

By: /s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 11, 2009
Thaddeus Dupper

By: /s/ BRIAN R. ERVINE	Executive Vice President, Chief Financial Officer	March 11, 2009
Brian R. Ervine	(Principal Financial and Accounting Officer)

By: /s/ STEPHEN K. GARTSIDE, JR.	Chairman of the Board of Directors	March 11, 2009
Stephen K. Gartside, Jr.

By: /S/ GEORGE A. HALLENBECK	Director	March 11, 2009
George A. Hallenbeck

By: /S/ DAVID J. NICOL	Director	March 11, 2009
David J. Nicol

By: /s/ PHILIP M. NECHES	Director	March 11, 2009
Philip M. Neches

By: /s/ STEVE B. WARNECKE	Director	March 11, 2009
Steve B. Warnecke

By: /s/ BRUCE W. ARMSTRONG	Director	March 11, 2009
Bruce W. Armstrong

By: /S/ RICHARD R. RAMLALL	Director	March 11, 2009
Richard R. Ramlall

By: /s/ DAVID S. OROS	Director	March 11, 2009
David S. Oros