Form 10-Q
period 2009-03-31
EVOLVING SYSTEMS INC
filed 2009-05-07
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

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

As of May 4, 2009 there were 19,553,103 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2009

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)
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

Signature

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,993	$5,783
Contract receivables, net of allowance for doubtful accounts of $534 at March 31, 2009 and December 31, 2008	6,094	11,484
Unbilled work-in-progress	2,185	1,910
Deferred income taxes	5	5
Prepaid and other current assets	1,261	1,304
Total current assets	17,538	20,486
Property and equipment, net	1,321	1,277
Amortizable intangible assets, net	2,162	2,374
Goodwill	20,541	20,811
Long-term restricted cash	100	100
Long-term deferred income taxes	53	56
Other long-term assets	212	307
Total assets	$41,927	$45,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$22	$21
Current portion of long-term debt	1,833	2,000
Accounts payable and accrued liabilities	4,339	5,198
Deferred income taxes	20	20
Unearned revenue	10,462	11,445
Total current liabilities	16,676	18,684
Long-term liabilities:
Capital lease obligations, net of current portion	53	59
Other long-term obligations	213	1,402
Long-term debt, net of current portion	3,918	4,883
Deferred income taxes	403	441
Total liabilities	21,263	25,469

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares of Series B issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 19,529,415 and 19,506,786 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	20	20
Additional paid-in capital	82,030	81,814
Accumulated other comprehensive loss	(5,733)	(5,270)
Accumulated deficit	(55,653)	(56,622)
Total stockholders’ equity	20,664	19,942
Total liabilities and stockholders’ equity	$41,927	$45,411

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE
License fees and services	$4,745	$4,832
Customer support	4,098	4,295
Total revenue	8,843	9,127

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,677	2,224
Costs of customer support, excluding depreciation and amortization	1,433	1,493
Sales and marketing	1,887	2,187
General and administrative	1,433	1,425
Product development	695	1,068
Depreciation	156	230
Amortization	171	380
Total costs of revenue and operating expenses	7,452	9,007

Income from operations	1,391	120

Other income (expense)
Interest income	5	78
Interest expense	(257)	(336)
Loss on extinguishment of debt	—	(290)
Foreign currency exchange gain (loss)	(165)	110
Other expense, net	(417)	(438)

Income (loss) before income taxes	974	(318)

Income tax expense (benefit)	5	(74)

Net income (loss)	$969	$(244)

Basic income (loss) per common and preferred share	$0.05	$(0.01)

Diluted income (loss) per common and preferred share	$0.05	$(0.01)

Weighted average basic shares outstanding	19,529	19,362
Weighted average diluted shares outstanding	19,795	19,362

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	19,506,786	$20	$81,814	$(5,270)	$(56,622)	$19,942
Common Stock issued pursuant to the Employee Stock Purchase Plan	22,629	—	15	—	—	15
Stock-based compensation expense	—	—	201	—	—	201
Comprehensive income (loss):
Net income	—	—	—	—	969
Foreign currency translation adjustment	—	—	—	(463)	—
Comprehensive loss						506
Balance at March 31, 2009	19,529,415	$20	$82,030	$(5,733)	$(55,653)	$20,664

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$969	$(244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	156	230
Amortization of intangible assets	171	380
Amortization of debt issuance costs	33	41
Stock based compensation	201	228
Loss on extinguishment of debt	—	290
Unrealized foreign currency transaction (gains) and losses, net	165	(110)
Benefit from foreign deferred income taxes	(29)	(74)
Change in operating assets and liabilities:
Contract receivables	5,126	4,653
Unbilled work-in-progress	(309)	(634)
Prepaid and other assets	31	(330)
Accounts payable and accrued liabilities	(811)	(253)
Unearned revenue	(919)	(871)
Other long-term obligations	(1,190)	(603)
Net cash provided by operating activities	3,594	2,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(208)	(314)
Net cash used in investing activities	(208)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(5)	(4)
Principal payments on long-term debt	(1,131)	(6,798)
Proceeds from issuance of long-term debt	—	4,000
Payments for debt issuance costs	—	(129)
Proceeds from the issuance of stock	15	16
Net cash used in financing activities	(1,121)	(2,915)

Effect of exchange rate changes on cash	(55)	(8)

Net increase (decrease) in cash and cash equivalents	2,210	(534)
Cash and cash equivalents at beginning of year	5,783	7,271
Cash and cash equivalents at end of year	$7,993	$6,737

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1,417	$928
Income taxes paid	258	75
Conversion of preferred stock into common stock	$—	$5,587

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

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage-of-completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

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

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS Communications, Inc. (“CMS”), Telecom Software Enterprises, LLC (“TSE”) and Tertio Telecoms Ltd. (“Evolving Systems U.K”).  These definite life assets are amortized using the straight-line method over their estimated lives.

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

The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting, in accordance with SOP 97-2 and SOP 81-1, “Accounting for Long-Term Construction Type Contracts.”  We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed price contracts caused by increased labor or overhead costs. We make adjustments to cost estimates in the periods in which the facts requiring such revisions become known. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss. If revisions to cost estimates are obtained after the balance sheet date but before the issuance of the interim or annual financial statements, we make adjustments to the interim or annual financial statements accordingly.

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Where applicable, we unbundle and record as revenue fees from multiple element arrangements as the elements are delivered to the extent that vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, we defer fees from such arrangements until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

We recognize revenue from fixed-price service contracts using the proportional performance method of accounting, which is similar to the percentage of completion method described above. We recognize revenue from professional services provided pursuant to time-and-materials based contracts and training services as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

As of March 31, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements - In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  We adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. There was no impact on earnings per share upon adoption. See Note 3 for additional information.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. We adopted FSP FAS 142-3 as of the required effective date of January 1, 2009. We did not acquire any intangible assets during the three months ended March 31, 2009 nor did we have intangible assets with implicit or explicit renewal or extension terms and thus the adoption of FSP FAS 142-3 had no impact on our financial statements.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We intend to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2008	$—	$6,611	$6,033	$8,167	$20,811
Effects of changes in foreign currency exchange rates	—	(121)	—	(149)	(270)
Balance as of March 31, 2009	$—	$6,490	$6,033	$8,018	$20,541

We conducted our annual goodwill impairment test as of July 31, 2008, and we determined that goodwill was not impaired as of the test date. From July 31, 2008 through March 31, 2009, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2009 and December 31, 2008, identifiable intangibles were as follows (in thousands):

	March 31, 2009			December 31, 2008			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,560	$966	$594	$1,583	$902	$681	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	637	250	387	649	232	417	7.0 yrs
Business partnerships	104	57	47	106	53	53	5.0 yrs
Customer relationships	2,951	1,817	1,134	2,986	1,763	1,223	5.3 yrs
	$5,479	$3,317	$2,162	$5,551	$3,177	$2,374	5.2 yrs

(1)  Changes in intangible values as of March 31, 2009 compared to December 31, 2008 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2009 was as follows (in thousands):

Twelve months ending March 31,
2010	$656
2011	632
2012	426
2013	358
2014	90
$2,162

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

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   Upon adoption, both basic and diluted income per share for the first quarter of 2009 and full year 2008 remained unchanged.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic income (loss) per common and preferred share:
Net income (loss) available to common and preferred shareholders	$969	$(244)
Weighted average common shares outstanding	19,529	18,866
Participating securities	—	496
Basic weighted average shares outstanding	19,529	19,362
Basic income (loss) per common and preferred share	$0.05	$(0.01)

Diluted income (loss) per common and preferred share:

Net income (loss) available to common and preferred shareholders	$969	$(244)
Weighted average common shares outstanding	19,529	18,866
Participating securities	—	496
Effect of dilutive securities – options	266	—
Diluted weighted average shares outstanding	19,795	19,362
Diluted income (loss) per common and preferred share	$0.05	$(0.01)

Weighted average options to purchase 1.8 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2008, as their effect would have been anti-dilutive as a result of the net loss for the period.  Weighted average options to purchase 3.8 million and 2.7 million shares of common stock were excluded from the dilutive stock calculation for the three months ended March 31, 2009 and 2008, respectively, because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We recognized $0.2 million of compensation expense in the consolidated statements of operations for each of the three months ended March 31, 2009 and 2008, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of license fee and services, excluding depreciation and amortization	$17	$17
Cost of customer support, excluding depreciation and amortization	2	2
Sales and marketing	37	42
General and administrative	123	146
Product development	22	21
	$201	$228

Stock Option Plan

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 8,350,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2009 and 2008, 3.6 million and 3.9 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the board of directors approved an inducement award under a stand-alone equity incentive plan.  We granted 100,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At March 31, 2009 and 2008, 100,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  A maximum of 2,000,000 shares may be issued under the 2007 Stock Plan.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.  At March 31, 2009 and 2008, 1.0 million and 0.7 million options remained outstanding under the 2007 Stock Plan, respectively.

In December 2008, under the 2007 Stock Plan, we awarded a total of 105,000 shares of restricted stock to members of our board of directors and senior management. There were no issuances of restricted stock during the three months ended March 31, 2009 or 2008. During the three months ended March 31, 2009 and 2008, 21,000 and 14,000 shares of restricted stock vested, respectively.  There were no forfeitures of restricted stock during the three months ended March 31, 2009 and 2008. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method as prescribed by the SEC Staff Accounting Bulletin 107 (“SAB 107”), “Share-Based Payment”, which we adopted in January 2008. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended March 31,
	2009	2008
Expected term (years)	5.3	6.2
Risk-free interest rate	1.9%	2.7%
Expected volatility	79.2%	101.9%
Expected dividend yield	0%	0%

The following is a summary of stock option activity under the plans for the three months ended March 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2008	4,654	$2.81		$78
Options granted	70	$0.93
Less options forfeited	(9)	$2.59
Options outstanding at March 31, 2009	4,715	$2.78	5.52	$537

Options exercisable at March 31, 2009	3,743	$3.10	4.66	$318

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.61 and $1.67, respectively.

As of March 31, 2009, there was approximately $1.3 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.4 years.

The total fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $0.2 million and $0.3 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 for the three months ended March 31, 2009 and 2008.

Cash received from stock option exercises for each of the three months ended March 31, 2009 and 2008 was $0.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2009, there were 224,000 shares available for purchase.  For each of the three months ended March 31, 2009 and 2008, we recorded compensation expense of $5,000 and $6,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	Three Months Ended March 31,
	2009	2008
Expected term (years)	0.25	0.25
Risk-free interest rate	0.2%	1.3%
Expected volatility	65.3%	70.4%
Expected dividend yield	0%	0%

Cash received from employee stock plan purchases for the three months ended March 31, 2009 and 2008 was $15,000 and $16,000, respectively.  We issued shares related to the ESPP of 23,000 and 11,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2009, one significant customer (defined as contributing at least 10%) accounted for 26% of total revenue.  The customer is a large telecommunications operator located in the U.S.  For the three months ended March 31, 2008, two significant customers (defined as contributing at least 10%) accounted for 30% (18% and 12%) of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of March 31, 2009, one significant customer accounted for approximately 16% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.  At December 31, 2008, one significant customer accounted for approximately 45% of contract receivables work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$1,833	$2,333
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.77% and 13.72% at March 31, 2009 and December 31, 2008, respectively, accrued interest and principal are due in full May 16, 2011.	3,918	4,550
Total debt	5,751	6,883
Less current portion	(1,833)	(2,000)
Long-term debt, excluding current portion	$3,918	$4,883

On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).  On December 18, 2008 we modified our U.S. and U.K. Revolving Facilities. The U.S. Revolving Facility is now a $2.5 million credit facility and the U.K. Revolving Facility is now a $3.5 million facility. All other terms and conditions remained the same. There have been no borrowings on either facility and therefore there are no outstanding balances on either facility as of March 31, 2009.

We used proceeds from the $4.0 million senior term loan to pay down our prior senior term note balance of approximately $3.8 million.  The $4.0 million senior term loan bears interest at a fixed rate of 8.25% and is payable in 24 equal monthly installments of principal, plus all accrued interest, beginning March 10, 2008, with final maturity on February 22, 2010.  The senior term loan is secured by substantially all assets of Evolving Systems, Inc. and subjects us to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.

The remaining scheduled principal payments as of March 31, 2009 on our long-term debt are as follows (in thousands):

Year ending March 31,
2010	$1,833
2011	—
2012	3,918
$5,751

Our $2.5 million U.S. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of March 31, 2009.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2009, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of March 31, 2009.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2009, we had $3.5 million in availability, but no borrowing outstanding under this U.K. Revolving Facility.

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, during the three months ended March 31, 2008, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These newly capitalized debt issuance costs will be amortized over the term of the new senior debt.

On March 11, 2009, we paid $2.0 million against our subordinated notes, including accrued non-current interest. This debt payment was unscheduled and reduced balances classified as long-term as of March 31, 2009.

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

The remaining long-term unsecured subordinated notes payable of $3.9 million, at March 31, 2009, accrued interest at 11% through December 31, 2007 and 14% thereafter.  Interest expense was recognized using an effective rate of 12.77% through March 31, 2009 and 13.72% through December 31, 2008.

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

We were in compliance with all of our debt covenants as of March 31, 2009 and December 31, 2008.

NOTE 7 – INCOME TAXES

We recorded net income tax expense of $5,000 for the three months ended March 31, 2009 and a net income tax benefit of $74,000 for the three months ended March 31, 2008.  The net expense during the three months ended March 31, 2009 consisted of income tax expense of $56,000 and a deferred tax benefit of $51,000. The net benefit during the three months ended March 31, 2008 consisted of a deferred tax benefit of $74,000, related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2009 and December 31, 2008, this component of the deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2009 and December 31, 2008 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets will be realized.  As of March 31, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2005.

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

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (L&S) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development and integration services.  Customer support (CS) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-making group.

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
License fees and services	$4,745	$4,832
Customer support	4,098	4,295
Total revenue	8,843	9,127

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,068	2,608
Customer support	2,665	2,802
	5,733	5,410
Unallocated Costs
Other operating expenses	4,015	4,680
Depreciation and amortization	327	610
Interest income	(5)	(78)
Interest expense	257	336
Loss on extinguishment of debt	—	290
Foreign currency exchange (gain) loss	165	(110)
Income (loss) before income taxes	$974	$(318)

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

	Three Months Ended March 31,
	2009			2008
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$683	$2,570	$3,253	$399	$2,470	$2,869
United Kingdom	687	494	1,181	1,193	682	1,875
Other	3,375	1,034	4,409	3,240	1,143	4,383
Total revenues	$4,745	$4,098	$8,843	$4,832	$4,295	$9,127

	March 31,	December 31,
	2009	2008
Long-lived assets, net
United States	$7,045	$7,060
United Kingdom	16,896	17,327
Other	83	75
Total long-lived assets, net	$24,024	$24,462

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
Activation	$4,842	$4,692
Numbering solutions	3,388	2,933
Mediation	613	1,502
Total revenues	$8,843	$9,127

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2009 or December 31, 2008.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2009 or December 31, 2008.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2009 or December 31, 2008.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2009 or December 31, 2008.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2009 or December 31, 2008.

(b)           Litigation

During the fourth quarter of 2006, a previous vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  See Note 12 — Subsequent Events.

We are involved in various other legal matters arising in the normal course of business.  Losses, including estimated costs to defend, were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we paid Mr. Gartside an annual fee of $20,000 for consulting services provided to us during 2008.  We had current obligations in the consolidated balance sheets, under the agreement, of $0 and $5,000 as of March 31, 2009 and December 31, 2008, respectively.  We recorded $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2008. This contract terminated December 31, 2008.

NOTE 12 – SUBSEQUENT EVENTS

On April 20, 2009, we made an optional pre-payment of $1.0 million to the holders of our subordinated notes. This payment was unscheduled and reduced balances classified as long-term as of March 31, 2009.

On April 10, 2009, we settled our litigation with a previous vendor and the matter pending in the United States District Court of New Jersey was dismissed with prejudice.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2008, the U.S. Dollar strengthened against many other currencies, including the British Pound Sterling and the Euro. As a result, the portion of the Company’s revenue which is denominated in foreign currencies, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of the Company’s operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. The net effect of our foreign currency translations for the three months ended March 31, 2009 were a $1.0 million decrease in revenue and a $1.5 million decrease in operating expenses versus the three months ended March 31, 2008.

Benefiting from our increased cash flow from operations, which is typically generated during the first half of the year, we retired $2.0 million of our subordinated notes, including accrued non-current interest. This debt payment was unscheduled and reduced balances classified as long-term as of December 31, 2008.

We reported net income of $1.0 million for the three months ended March 31, 2009. This is the fourth consecutive quarter in which we have reported net income and our most profitable 1st quarter since our 2003 and 2004 acquisitions of Tertio, TSE and CMS.  Our twelve month backlog decreased to $17.8 million including $8.6 million in license and services and $9.2 million in customer support.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2009	2008
REVENUE
License fees and services	54%	53%
Customer support	46%	47%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	19%	24%
Costs of customer support, excluding depreciation and amortization	16%	16%
Sales and marketing	21%	24%
General and administrative	16%	16%
Product development	8%	12%
Depreciation	2%	3%
Amortization	2%	4%
Total costs of revenue and operating expenses	84%	99%

Income (loss) from operations	16%	1%

Interest income	—	1%
Interest expense	(3)%	(4)%
Loss on debt extinguishment	—	(3)%
Foreign currency exchange gain (loss)	(2)%	1%
Other income, net	(5)%	(5)%

Income (loss) before income taxes	11%	(4)%
Income tax expense (benefit)	—	(1)%
Net income (loss)	11%	(3)%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (VSOE). Such revenues are deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
Activation	$4,842	$4,692
Numbering solutions	3,388	2,933
Mediation	613	1,502
Total revenues	$8,843	$9,127

Revenue for the three months ended March 31, 2009 and 2008 was $8.8 million and $9.1 million, respectively. The decrease of $0.3 million is primarily due to the aforementioned strengthening U.S. Dollar partially offset by increased revenue from our new Dynamic SIM AllocationTM(“DSA”) and international NumeriTrack® products.

License Fees and Services

License fees and services revenue decreased $0.1 million, or 2%, to $4.7 million for the three months ended March 31, 2009 from $4.8 million for the three months ended March 31, 2008.  Changes in license fees and services revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 included an increase of $0.4 million in revenue from our numbering solutions products, an increase of $0.4 million in revenue from our activation products and a decrease of $0.9 million in revenue from our mediation products.  This growth in our numbering solutions and activation products groups is due to increased revenue from legacy numbering products and DSA, partially offset by lower revenue from our existing mediation account base and the effects of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008.

Customer Support

Customer support revenue decreased $0.2 million, or 5%, to $4.1 million for the three months ended March 31, 2009 from $4.3 million for the three months ended March 31, 2008.  The decrease in customer support revenue was the result of activation customer support revenue decreasing $0.3 million.  Customer support revenue from numbering solutions products increased slightly for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in customer support revenue is primarily due to the effects of the strengthening U.S. Dollar and pricing pressures from customers.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.1 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.5 million, or 24%, to $1.7 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the three months ended March 31, 2009 from 46% for the three months ended March 31, 2008.  The decrease in costs was primarily due to the effects of the strengthening U.S. Dollar and lower travel expenses during the first quarter of 2009 versus 2008.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, were 35% for the three months ended March 31, 2009 and 2008.  The decrease in the costs during the three months ended March 31, 2009 was related to the decrease in customer support revenue during the period and the effects of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses.  Sales and marketing expenses decreased $0.3 million, or 14%, to $1.9 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008.  As a percentage of total revenue, sales and marketing expenses decreased to 21% for three months ended March 31, 2009 from 24% for the three months ended March 31, 2008.  The decrease in the expense and percentage of revenue is primarily due to the effects of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008, partially offset by higher commissions related to increased sales of DSA.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses remained at $1.4 million for the three months ended March 31, 2009 and 2008.  As a percentage of total revenue, general and administrative expenses remained at 16% for the three months ended March 31, 2009 and 2008.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.4 million, or 35%, to $0.7 million from $1.1 million for the three months ended March 31, 2009 and 2008, respectively.  As a percentage of revenue, product development expenses for the three months ended March 31, 2009 and 2008, decreased to 8% from 12%, respectively.  These decreases are the result of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008 and increased reliance on our less expensive Indian work force.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense decreased 55% to $0.2 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008. As a percentage of revenue, amortization expense for the three months ended March 31, 2009 and 2008, decreased to 2% from 4%, respectively. The decrease in amortization expense is due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.2 million for the three months ended March 31, 2009 and 2008.  As a percentage of total revenue, depreciation expense for the three months ended March 31, 2009 and 2008, decreased to 2% from 3%, respectively. The decrease is a result of certain assets becoming fully depreciated and the effects of the strengthening U.S. Dollar during the first quarter of 2009 versus 2008.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $257,000 and $336,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $79,000 is due to lower debt balances as we continue to pay down our subordinated debt and the continued payments on our senior term loan.

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

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $(165,000) and $110,000 for the three months ended March 31, 2009 and 2008, respectively.  The gains (losses) were generated primarily through the remeasurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded income tax expense of $5,000 for the three months ended March 31, 2009 and an income tax benefit of $74,000 for the three months ended March 31, 2008.  The net income tax expense during the three months ended March 31, 2009 consisted of current income tax expense of $56,000 and a deferred foreign tax benefit of $51,000. The net income tax benefit during the three months ended March 31, 2008 consisted of a deferred foreign tax benefit of $74,000 million related to our UK-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the identifiable intangible amortization is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2009 and December 31, 2008, this deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability is carried on the books of our United Kingdom subsidiary, and has no impact on our ability to recover our U.S.-based deferred tax assets.  The aforementioned deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

 Our working capital position decreased $0.9 million to $0.9 million as of March 31, 2009 from a $1.8 million as of December 31, 2008.  The decrease in our working capital position is primarily attributable to existing cash used to retire $2.0 million of our subordinated notes and accrued non-current interest obligations. This debt payment was unscheduled and reduced balances classified as long-term as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2009, our principal source of liquidity was $8.0 million in cash and cash equivalents as well as $6.0 million available under our revolving credit facilities.

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 was $3.6 million and $2.7 million, respectively.  The primary contribution to the improvement in cash provided by operating activities for the three months ended March 31, 2009 is due primarily to net income of $1.0 million compared to net loss of $(0.2) million for the three months ended March 31, 2008 and increased cash flow from operating assets and liabilities versus the first quarter of 2008, partially offset by the aforementioned payment of accrued non-current interest related to our subordinated notes, which is classified as other long-term obligations within operating activities.

Net cash used in investing activities during each of the three months ended March 31, 2009 and 2008 was $0.2 and $0.3 million, respectively.  The cash used for the three months ended March 31, 2009 and 2008 was related to purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $1.1 million and $2.9 million, respectively.  Financing activities in the three months ended March 31, 2009 consisted primarily of principal payments on existing debt, of approximately $1.1 million.  Financing activities in the three months ended March 31, 2008 consisted of principal payments on existing debt, of approximately $6.8 million, partially offset by borrowings related to our senior term loan, of approximately $3.9 million, net of issuance costs.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2009 of $8.0 million;

•                  The availability under our revolving credit facilities of $6.0 million at March 31, 2009;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of March 31, 2009 of approximately $17.8 million, including $8.6 million in license fees and services and $9.2 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2009, the effect of exchange rate changes resulted in a $55,000 decrease to consolidated cash.  During the three months ended March 31, 2008, the effect of exchange rate changes resulted in an $8,000 decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. As of March 31, 2009 and 2008, there was no balance due on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
	2009	2008
Spot rates:
British Pound Sterling	0.70379	0.69096
Indian Rupee	51.75983	49.21259

	Three Months Ended March 31,
	2009	2008
Average rates:
British Pound Sterling	0.69606	0.50588
Indian Rupee	50.51857	39.77975

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

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the fourth quarter of 2006, a previous vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement. On April 10, 2009, we settled our litigation with this previous vendor and the matter pending in the United States District Court of New Jersey, was dismissed with prejudice.

We are involved in various other legal matters arising in the normal course of business.  Losses, including estimated costs to defend, were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors.”

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

Date: May 7, 2009	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)