Form 10-Q
period 2009-06-30
EVOLVING SYSTEMS INC
filed 2009-08-04
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 9,785,640 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II — OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,995	$5,783
Contract receivables, net of allowance for doubtful accounts of $534 at June 30, 2009 and December 31, 2008	9,002	11,484
Unbilled work-in-progress	2,251	1,910
Deferred income taxes	5	5
Prepaid and other current assets	1,551	1,304
Total current assets	17,804	20,486
Property and equipment, net	1,285	1,277
Amortizable intangible assets, net	2,314	2,374
Goodwill	22,898	20,811
Long-term restricted cash	100	100
Long-term deferred income taxes	12	56
Other long-term assets	182	307
Total assets	$44,595	$45,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$23	$21
Current portion of long-term debt	1,333	2,000
Accounts payable and accrued liabilities	4,365	5,198
Deferred income taxes	56	20
Unearned revenue	9,960	11,445
Total current liabilities	15,737	18,684
Long-term liabilities:
Capital lease obligations, net of current portion	47	59
Other long-term obligations	246	1,402
Long-term debt, net of current portion	2,977	4,883
Deferred income taxes	388	441
Total liabilities	19,395	25,469

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and December 31, 2008
Common stock, $0.001 par value; 40,000,000 shares authorized; 9,777,114 and 9,753,393 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	82,284	81,824
Accumulated other comprehensive loss	(2,543)	(5,270)
Accumulated deficit	(54,551)	(56,622)
Total stockholders’ equity	25,200	19,942
Total liabilities and stockholders’ equity	$44,595	$45,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
License fees and services	$5,359	$5,342	$10,104	$10,174
Customer support	4,270	4,303	8,368	8,598
Total revenue	9,629	9,645	18,472	18,772

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,065	1,902	3,742	4,126
Costs of customer support, excluding depreciation and amortization	1,401	1,632	2,834	3,125
Sales and marketing	1,942	2,194	3,829	4,381
General and administrative	1,399	1,236	2,832	2,661
Product development	686	950	1,381	2,018
Depreciation	158	252	314	482
Amortization	183	379	354	759
Total costs of revenue and operating expenses	7,834	8,545	15,286	17,552

Income from operations	1,795	1,100	3,186	1,220

Other income (expense)
Interest income	18	39	23	117
Interest expense	(161)	(283)	(418)	(619)
Loss on extinguishment of debt	—	—	—	(290)
Foreign currency exchange gain (loss)	(497)	32	(662)	142
Other expense, net	(640)	(212)	(1,057)	(650)

Income before income taxes	1,155	888	2,129	570
Income tax expense	53	113	58	39
Net income	$1,102	$775	$2,071	$531

Basic income per common share	$0.11	$0.08	$0.21	$0.05

Diluted income per common share	$0.11	$0.08	$0.21	$0.05

Weighted average basic shares outstanding	9,777	9,687	9,771	9,684
Weighted average diluted shares outstanding	10,087	9,922	9,992	9,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	9,753,393	$10	$81,824	$(5,270)	$(56,622)	$19,942
Stock option exercises	563	—	1	—	—	1
Common Stock issued pursuant to the Employee Stock Purchase Plan	23,158	—	33	—	—	33
Stock-based compensation expense	—	—	426	—	—	426
Comprehensive income (loss):
Net income	—	—	—	—	2,071
Foreign currency translation adjustment	—	—	—	2,727	—
Comprehensive loss						4,798
Balance at June 30, 2009	9,777,114	$10	$82,284	$(2,543)	$(54,551)	$25,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,071	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	314	482
Amortization of intangible assets	354	759
Amortization of debt issuance costs	67	78
Stock based compensation	426	456
Loss on extinguishment of debt	—	290
Unrealized foreign currency transaction (gains) and losses, net	662	(142)
Benefit from foreign deferred income taxes	(28)	(127)
Change in operating assets and liabilities:
Contract receivables	2,324	5,054
Unbilled work-in-progress	(100)	(339)
Prepaid and other assets	(162)	(479)
Accounts payable and accrued liabilities	(1,112)	(386)
Unearned revenue	(2,047)	(1,807)
Other long-term obligations	(1,157)	(433)
Net cash provided by operating activities	1,612	3,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(284)	(393)
Net cash used in investing activities	(284)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(10)	(9)
Principal payments on long-term debt	(2,573)	(7,298)
Proceeds from issuance of long-term debt	—	4,000
Payments for debt issuance costs	—	(282)
Proceeds from the issuance of stock	34	36
Net cash used in financing activities	(2,549)	(3,553)

Effect of exchange rate changes on cash	433	(13)

Net decrease in cash and cash equivalents	(788)	(22)
Cash and cash equivalents at beginning of year	5,783	7,271
Cash and cash equivalents at end of year	$4,995	$7,249

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1,514	$1,095
Income taxes paid	485	294
Conversion of preferred stock into common stock	—	5,587

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

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2009 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

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

Earnings Per Share - On July 1, 2009, we announced that our Board of Directors approved a one-for-two reverse split of our common stock, as previously authorized and approved by our stockholders at the June 9, 2009 annual meeting, which took effect at 11:59 p.m. (Eastern time) on July 20, 2009 (the “Effective Time”). Our common stock began trading on a post-split basis on July 21, 2009. As a result of the reverse stock split, every two shares of our common stock was combined into one share of common stock. The reverse stock split affects all of our common stock outstanding immediately prior to the Effective Time of the reverse stock split as well as the number of shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options. Our common stock outstanding at June 30, 2009 was approximately19.6 million shares. Adjusting for the reverse stock split, the common stock outstanding at June 30, 2009 was reduced to approximately 9.8 million shares. The number of authorized shares of common stock remained at 40.0 million. The reverse split did not affect the par value of our common stock and will remain at $0.001. As a result of the reverse stock split, the stated capital on our balance sheet attributable to our common stock was reduced in proportion to the size of the reverse stock split. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of June 30, 2009, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $1.4 million and $3.4 million, respectively. As of December 31, 2008, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $2.4 million and $6.0 million, respectively.

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

As of June 30, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements - In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  We adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. There was no impact on earnings per share upon adoption. See Note 3 for additional information.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We adopted FSP FAS 107-1 and APB 28-1 effective June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the financial statements.

In May 2009, the FASB issued Statement 165 “Subsequent Events,” to incorporate the accounting and disclosure requirements for subsequent events into GAAP. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted Statement 165 as of June 30, 2009, which was the required effective date.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2008	$—	$6,611	$6,033	$8,167	$20,811
Effects of changes in foreign currency exchange rates	—	934	—	1,153	2,087
Balance as of June 30, 2009	$—	$7,545	$6,033	$9,320	$22,898

We conducted our annual goodwill impairment test as of July 31, 2008, and we determined that goodwill was not impaired as of the test date. From July 31, 2008 through June 30, 2009, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2009 and December 31, 2008, identifiable intangibles were as follows (in thousands):

	June 30, 2009			December 31, 2008			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,765	$1,164	$601	$1,583	$902	$681	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	741	317	424	649	232	417	7.0 yrs
Business partnerships	121	73	48	106	53	53	5.0 yrs
Customer relationships	3,255	2,014	1,241	2,986	1,763	1,223	5.3 yrs
	$6,109	$3,795	$2,314	$5,551	$3,177	$2,374	5.2 yrs

(1)  Changes in intangible values as of June 30, 2009 compared to December 31, 2008 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 and $0.4 million for the three and six months ended June 30, 2009, respectively, and $0.4 and $0.8 million for the three and six months ended June 30, 2008, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2009 was as follows (in thousands):

Twelve months ending June 30,
2010	$748
2011	734
2012	416
2013	416
$2,314

NOTE 3 – EARNINGS PER COMMON SHARE

We compute basic earnings per share (“EPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period (see Note 12), including common stock issuable under participating securities, such as the previously outstanding Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). We compute diluted EPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options.

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   Upon adoption, both basic and diluted income per share for the first and second quarter of 2009 and full year 2008 remained unchanged.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic income per common and preferred share:
Net income available to common and preferred shareholders	$1,102	$775	$2,071	$531
Weighted average common shares outstanding	9,777	9,687	9,771	9,560
Participating securities	—	—	—	124
Basic weighted average shares outstanding	9,777	9,687	9,771	9,684
Basic income per common and preferred share	$0.11	$0.08	$0.21	$0.05

Diluted income per common and preferred share:
Net income available to common and preferred shareholders	$1,102	$775	$2,071	$531
Weighted average common shares outstanding	9,777	9,687	9,771	9,560
Participating securities	—	—	—	124
Effect of dilutive securities – options	310	235	221	236
Diluted weighted average shares outstanding	10,087	9,922	9,992	9,920
Diluted income per common and preferred share	$0.11	$0.08	$0.21	$0.05

For the three months ended June 30, 2009 and 2008, 1.8 million and 1.3 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period. For the six months ended June 30, 2009 and 2008, 1.9 million and 1.3 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 – SHARE-BASED COMPENSATION

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method.  We recognized $0.2 million for each of the three months ended June 30, 2009 and 2008 and $0.4 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of license fee and services, excluding depreciation and amortization	$18	$13	$35	$30
Cost of customer support, excluding depreciation and amortization	2	2	4	4
Sales and marketing	35	41	72	83
General and administrative	148	152	271	298
Product development	22	20	44	41
	$225	$228	$426	$456

Stock Option Plan

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, and after the reverse stock split (See Note 12), 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2009 and 2008, 1.8 million and 1.9 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At June 30, 2009 and 2008, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  As a result of the reverse stock split on July 21, 2009, a maximum of 1,000,000 shares can be issued under the 2007 Stock Plan. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.  At June 30, 2009 and 2008, 0.5 million and 0.3 million options remained outstanding under the 2007 Stock Plan, respectively.

In December 2008, under the 2007 Stock Plan, we awarded a total of 52,500 shares of restricted stock to members of our Board of Directors and senior management. There were no issuances of restricted stock during either of three or six months ended June 30, 2009 or 2008. During the three months ended June 30, 2009 and 2008, 11,000 and 7,000 shares of restricted stock vested, respectively.  During the six months ended June 30, 2009 and 2008, 21,000 and 14,000 shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the either of the three or six months ended June 30, 2009 and 2008. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	5.3	*	5.3	6.2
Risk-free interest rate	2.9%	*	2.4%	2.7%
Expected volatility	76.9%	*	78.0%	101.9%
Expected dividend yield	0%	*	0%	0%

* - None granted

The following is a summary of stock option activity under the plans for the six months ended June 30, 2009:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	2,327	$5.62		$78
Options granted	75	$3.38
Less options forfeited	(5)	$5.18
Less options expired	—	—
Less options exercised	(1)	$1.16
Options outstanding at June 30, 2009	2,396	$5.54	5.35	$2,679

Options exercisable at June 30, 2009	1,963	$6.04	4.61	$1,851

•                  All stock option amounts have been adjusted for the reverse stock split (see Note 12)

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2009 was $4.70. There were no stock options granted during the three months ended June 30, 2008. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $3.37 and $3.34, respectively.

As of June 30, 2009, there was approximately $1.3 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.1 years.

The total fair value of stock options vested during the three months ended June 30, 2009 and 2008 was $0.2 million and $0.3 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $0.4 million and $0.5 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 and $14,000 for the three months ended June 30, 2009 and 2008, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $30,000 and $29,000 for the six months ended June 30, 2009 and 2008, respectively.

Cash received from stock option exercises for the three months ended June 30, 2009 was $1,000. There was no cash received from stock options for any of the other periods presented.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. After the reverse stock split (see Note 12), we are now authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2009, there were approximately 100,000 shares available for purchase.  For the three months ended June 30, 2009 and 2008, we recorded compensation expense of $6,000 and $5,000, respectively, and $11,000 for each of the six month periods ended June 30, 2009 and 2008, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	1.9%	0.2%	1.6%
Expected volatility	66.0%	68.9%	65.6%	69.8%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended June 30, 2009 and 2008 was $18,000 and $20,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2009 and 2008 was $33,000 and $36,000, respectively.

We issued shares related to the ESPP of 12,000 and 6,000 for the three months ended June 30, 2009 and 2008, respectively. We issued shares related to the ESPP of 23,000 and 11,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2009, two significant customers (defined as contributing at least 10%) accounted for 33% (21% and 12%) of total revenue.  These customers are large telecommunications operators located in the U.S. and Africa, respectively.  For the six months ended June 30, 2009, one significant customer accounted for 24% of total revenue. This customer is a large telecommunications operator in the U.S. For the three and six months ended June 30, 2008, two significant customers accounted for 29% (18% and 11%) and 27% (15% and 12%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of June 30, 2009, one significant customer accounted for approximately 25% of contract receivables.  This customer is a large wireless company located in Africa.  At December 31, 2008, one significant customer accounted for approximately 45% of contract receivables.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$1,333	$2,333
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.74% and 13.72% at June 30, 2009 and December 31, 2008, respectively, accrued interest and principal are due in full May 16, 2011.	2,977	4,550
Total debt	4,310	6,883
Less current portion	(1,333)	(2,000)
Long-term debt, excluding current portion	$2,977	$4,883

On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).  On December 18, 2008 we modified our U.S. and U.K. Revolving Facilities. The U.S. Revolving Facility is now a $2.5 million credit facility and the U.K. Revolving Facility is now a $3.5 million facility. All other terms and conditions remained the same. There have been no borrowings on either facility and therefore there are no outstanding balances on either facility as of June 30, 2009.

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

The remaining scheduled principal payments as of June 30, 2009 on our long-term debt are as follows (in thousands):

Year ending June 30,
2010	$1,333
2011	2,977
$4,310

Our $2.5 million U.S. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of June 30, 2009.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2009, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of June 30, 2009.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2009, we had $3.5 million in availability, but no borrowing outstanding under this U.K. Revolving Facility.

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

On April 20, 2009, we made an optional pre-payment of $1.0 million to the holders of our subordinated notes.  On March 11, 2009, we paid $2.0 million against our subordinated notes, including accrued non-current interest. Both payments were unscheduled and reduced balances that otherwise would have been classified as long-term as of December 31, 2009.

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

The remaining long-term unsecured subordinated notes payable of $3.0 million, at June 30, 2009, accrued interest at 11% through December 31, 2007 and 14% thereafter.  Interest expense was recognized using an effective rate of 12.74% through June 30, 2009 and 13.72% through December 31, 2008.

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

We were in compliance with all of our debt covenants as of June 30, 2009 and December 31, 2008.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $53,000 and $113,000 for the three months ended June 30, 2009 and 2008, respectively.  The net expense during the three months ended June 30, 2009 consisted of income tax expense of $38,000 and a deferred tax expense of $15,000. The net expense during the three months ended June 30, 2008 consisted of income tax expense of $175,000 and a deferred tax benefit of $62,000, related to our U.K.-based operations.

We recorded net income tax expense of $58,000 and $39,000 for the six months ended June 30, 2009 and 2008, respectively.

The net expense during the six months ended June 30, 2009 consisted of income tax expense of $94,000 and a deferred tax benefit of $36,000. The net expense during the six months ended June 30, 2008 consisted of income tax expense of $180,000 and a deferred tax benefit of $141,000, related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2009 and December 31, 2008, this component of the deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2009 and December 31, 2008 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

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

On January 1, 2007, we recorded a FIN 48 transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets would be realized.  As of June 30, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 692,637 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  On March 19, 2008, a holder of 16,992 shares of Series B Preferred Stock with a carrying value of $0.2 million, which represented the remainder of the outstanding preferred stock, converted his shares of preferred stock into 25,488 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

On March 4, 2009 our Board of Directors adopted a stockholder rights plan that is designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders.  The plan was not adopted in response to any unsolicited offer or takeover attempt. Under the plan, each common stockholder of the Company at the close of business on March 16, 2009 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right will entitle the holder to purchase from the Company, in certain circumstances, two one-hundredths of a share of newly-created Series C junior participating preferred stock of the Company for an initial purchase price of $8.00 per share. The rights distribution will not be taxable to stockholders and the distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive to or affect the Company’s reported per share results.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
License fees and services	$5,359	$5,342	$10,104	$10,174
Customer support	4,270	4,303	8,368	8,598
Total revenue	9,629	9,645	18,472	18,772

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,294	3,440	6,362	6,048
Customer support	2,869	2,671	5,534	5,473
	6,163	6,111	11,896	11,521
Unallocated Costs
Other operating expenses	4,027	4,380	8,042	9,060
Depreciation and amortization	341	631	668	1,241
Interest income	(18)	(39)	(23)	(117)
Interest expense	161	283	418	619
Loss on extinguishment of debt	—	—	—	290
Foreign currency exchange loss (gain)	497	(32)	662	(142)
Income before income taxes	$1,155	$888	$2,129	$570

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

	Three Months Ended June 30,
	2009			2008
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$664	$2,336	$3,000	$822	$2,439	$3,261
United Kingdom	638	525	1,163	1,194	635	1,829
Other	4,057	1,409	5,466	3,326	1,229	4,555
Total revenues	$5,359	$4,270	$9,629	$5,342	$4,303	$9,645

	Six Months Ended June 30,
	2009			2008
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$1,347	$4,907	$6,254	$1,221	$4,909	$6,130
United Kingdom	1,325	1,019	2,344	2,387	1,317	3,704
Other	7,432	2,442	9,874	6,566	2,372	8,938
Total revenues	$10,104	$8,368	$18,472	$10,174	$8,598	$18,772

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Activation	$5,674	$5,325	$10,516	$10,017
Numbering solutions	3,383	3,492	6,771	6,424
Mediation	572	828	1,185	2,331
Total revenues	$9,629	$9,645	$18,472	$18,772

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                  Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2009 or December 31, 2008.

We enter into standard indemnification terms with customers and suppliers,  in the ordinary course of business for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2009 or December 31, 2008.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2009 or December 31, 2008.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2009 or December 31, 2008.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2009 or December 31, 2008.

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

NOTE 11 — RELATED PARTY TRANSACTIONS

During 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we paid Mr. Gartside an annual fee of $20,000 for consulting services provided to us during 2008. We had current obligations in the consolidated balance sheets, under the agreement, of $0 and $5,000 as of June 30, 2009 and December 31, 2008, respectively.    We recorded $5,000 and $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and six months ended June 30, 2008. This contract terminated December 31, 2008.

NOTE 12 — SUBSEQUENT EVENTS

On July 1, 2009, we announced that our Board of Directors approved a one-for-two reverse split of our common stock, as previously authorized and approved by our stockholders at the June 9, 2009 annual meeting, which took effect at 11:59 p.m. (Eastern time) on July 20, 2009 (the “Effective Time”). Our common stock began trading on a post-split basis on July 21, 2009. As a result of the reverse stock split, every two shares of the Company’s common stock was combined into one share of common stock. The reverse stock split affects all the Company’s common stock outstanding immediately prior to the Effective Time of the reverse stock split as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options. The Company’s common stock outstanding at June 30, 2009 was approximately 19.6 million shares. Adjusting for the reverse stock split, the common stock outstanding at June 30, 2009 was reduced to approximately 9.8 million shares. The number of authorized shares of common stock remained at 40.0 million.  The reverse split did not affect the par value of our common stock and will remain at $0.001. As a result of the reverse stock split, the stated capital on our balance sheet attributable to our common stock was reduced in proportion to the size of the reverse stock split. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2008, the U.S. Dollar strengthened against many other currencies, including the British Pound Sterling and the Euro. As a result, the portion of the Company’s revenue which is denominated in foreign currencies, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of the Company’s operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. The net effect of our foreign currency translations for the three months ended June 30, 2009 was a $0.8 million decrease in revenue and a $1.1 million decrease in operating expenses versus the three months ended June 30, 2008.  The net effect of our foreign currency translations for the six months ended June 30, 2009 was a $1.8 million decrease in revenue and a $2.6 million decrease in operating expenses versus the six months ended June 30, 2008.

During the first half of the year, we retired $3.0 million of our subordinated notes, including accrued non-current interest. This debt payment was unscheduled and reduced balances classified as long-term as of December 31, 2008.

We reported net income of $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively. This is the fifth consecutive quarter in which we have reported net income.  Our twelve month backlog increased to $19.3 million, including $9.6 million in license and services and $9.7 million in customer support.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
License fees and services	56%	55%	55%	54%
Customer support	44%	45%	45%	46%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	21%	20%	20%	22%
Costs of customer support, excluding depreciation and amortization	15%	17%	15%	17%
Sales and marketing	20%	23%	21%	23%
General and administrative	14%	13%	15%	14%
Product development	7%	10%	8%	11%
Depreciation	2%	2%	2%	3%
Amortization	2%	4%	2%	4%
Total costs of revenue and operating expenses	81%	89%	83%	94%

Income from operations	19%	11%	17%	6%

Interest income	0%	1%	0%	1%
Interest expense	(2)%	(3)%	(2)%	(3)%
Loss on extinguishment of debt	—	—	—	(2)%
Foreign currency exchange gain (loss)	(5)%	0%	(4)%	1%
Other income, net	(7)%	(2)%	(6)%	(3)%

Income before income taxes	12%	9%	11%	3%
Income tax expense	1%	1%	0%	0%
Net income	11%	8%	11%	3%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Activation	$5,674	$5,325	$10,516	$10,017
Numbering solutions	3,383	3,492	6,771	6,424
Mediation	572	828	1,185	2,331
Total revenues	$9,629	$9,645	$18,472	$18,772

Revenue for each of the three months ended June 30, 2009 and 2008 was $9.6 million. For the three months ended June 30, 2009, increased revenue from our new Dynamic SIM AllocationTM(“DSA”) and international NumeriTrack® products was offset by the strengthened U.S. Dollar.

Revenue for the six months ended June 30, 2009 and 2008 was $18.5 million and $18.8 million, respectively. The decrease of $0.3 million is primarily due to the strengthened U.S. Dollar partially offset by increased revenue from our new DSA and international NumeriTrack products.

License Fees and Services

License fees and services revenue was $5.3 million for the three months ended June 30, 2009 and 2008.  Changes within license fees and services revenue included an increase of $0.3 million in revenue from our activation products, a decrease of $0.1 million in revenue from our numbering solutions products and a decrease of $0.2 million from our mediation products.  The increase in our activation and numbering solutions product revenue is the result of increased sales of DSA and international NumeriTrack offset by the strengthened U.S. Dollar. The decrease in mediation product revenue is due to lower sales from our existing mediation account base.

License fees and services revenue decreased 1%, or $0.1 million, to $10.1 million for the six months ended June 30, 2009 from $10.2 million for the six months ended June 30, 2008.  This decrease in license fees and services revenue was composed of an increase of $0.8 million in revenue from our activation products, an increase of $0.2 million in revenue from our numbering solutions products and a decrease of $1.1 million in revenue from our mediation products.  The increase in our activation product revenue is the result of increased DSA and international NumeriTrack sales, partially offset by the strengthened U.S. Dollar. The decrease in our mediation product revenue is the result of lower sales from our existing mediation account base.

Customer Support

Customer support revenue was $4.3 million for the three months ended June 30, 2009 and 2008.  The slight decrease in customer support revenue resulted from a decrease in mediation customer support revenue.  The decrease in customer support revenue is primarily the result of the strengthened U.S. dollar and pricing pressures from customers.

Customer support revenue decreased $0.2 million, or 3%, to $8.4 million for the six months ended June 30, 2009 from $8.6 million for the six months ended June 30, 2008.  The decrease in customer support revenue resulted primarily from a decrease of $0.3 million in activation customer support revenue, partially offset by a $0.1 million increase in numbering solutions customer support revenue.  The decrease in customer support revenue is primarily the result of the strengthened U.S. dollar and pricing pressures from customers.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.5 million for the three months ended June 30, 2009 and 2008, respectively. Costs of revenue, excluding depreciation and amortization, were $6.6 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.2 million, or 9%, to $2.1 million for the three months ended June 30, 2009 from $1.9 million for the three months ended June 30, 2008. The increase in costs is the result of higher partner commissions in emerging markets related to increased sales of DSA, partially offset by the effects of the strengthened U.S. Dollar. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 39% for the three months ended June 30, 2009 from 36% for the three months ended June 30, 2008.  The increase in costs as a percentage of revenue is primarily due to the increase in partner commissions offset by the strengthened U.S. Dollar.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.4 million, or 9%, to $3.7 million for the six months ended June 30, 2009 from $4.1 million for the six months ended June 30, 2008.  The decrease in costs is primarily the result of the effects of the strengthening U.S. Dollar. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 37% for the six months ended June 30, 2009 from 41% for the six months ended June 30, 2008.  The decrease in costs as a percentage of revenue is primarily due to the strengthened U.S. Dollar.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.2 million, or 14%, to $1.4 million for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 33% for the three months ended June 30, 2009 from 38% for the three months ended June 30, 2008.  These decreases are primarily the result of the strengthened U.S. Dollar.

Costs of customer support, excluding depreciation and amortization, decreased $0.3 million, or 9%, to $2.8 million for the six months ended June 30, 2009 from $3.1 million for the six months ended June 30, 2008.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 34% for the six months ended June 30, 2009 from 36% for the six months ended June 30, 2008. These decreases are primarily the result of the strengthened U.S. Dollar.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 11%, to $1.9 million for the three months ended June 30, 2009 from $2.2 million for the three months ended June 30, 2008.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended June 30, 2009 from 23% for the three months ended June 30, 2008. The decrease in the expense and percentage of revenue is primarily due to the effects of the strengthening U.S. Dollar, partially offset by higher commissions related to increased sales of DSA.

Sales and marketing expenses decreased $0.6 million, or 13%, to $3.8 million for the six months ended June 30, 2009 from $4.4 million for the six months ended June 30, 2008.  As a percentage of total revenue, sales and marketing expenses decreased to 21% for the six months ended June 30, 2009 from 23% for the six months ended June 30, 2008. The decrease in the expense and percentage of revenue is primarily due to the effects of the strengthening U.S. Dollar, partially offset by higher commissions related to increased sales of DSA.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.2 million, or 13%, to $1.4 million from $1.2 million for the three months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2009 and 2008, increased to 14% from 13%, respectively.  These increases were primarily due to increased professional fees.

General and administrative expenses increased $0.1 million, or 6%, to $2.8 million from $2.7 million for the six months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2009 and 2008, increased to 15% from 14%, respectively.  These increases were primarily due to increased professional fees.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.3 million, or 28%, to $0.7 million from $1.0 million for the three months ended June 30, 2009 and 2008, respectively.  As a percentage of revenue, product development expenses for the three months ended June 30, 2009 and 2008, decreased to 7% from 10%, respectively.  These decreases are the result of decreased hours spent on internationalizing our NumeriTrack product, as well as the development of our DSA product as these products have been released to our customers.

Product development expenses decreased $0.6 million, or 32%, to $1.4 million from $2.0 million for the six months ended June 30, 2009 and 2008, respectively.  As a percentage of revenue, product development expenses for the six months ended June 30, 2009 and 2008, decreased to 8% from 11%, respectively.  These decreases are the result of decreased hours spent on internationalizing our NumeriTrack product, as well as on the development of DSA, as these products have been released to our customers.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense decreased 52% to $0.2 million for the three months ended June 30, 2009 from $0.4 million for the three months ended June 30, 2008. As a percentage of revenue, amortization expense for the three months ended June 30, 2009 and 2008, decreased to 2% from 4%, respectively. The decrease in amortization expense is due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthened U.S. Dollar.

Amortization expense decreased 53% to $0.4 million for the six months ended June 30, 2009 from $0.8 million for the six months ended June 30, 2008. As a percentage of revenue, amortization expense for the six months ended June 30, 2009 and 2008, decreased to 2% from 4%, respectively. The decrease in amortization expense is due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthened U.S. Dollar.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense decreased 37% to $0.2 million for the three months ended June 30, 2009 from $0.3 million for the three months ended June 30, 2008. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2009 and 2008, decreased to 2% from 3%, respectively. The decrease is a result of certain assets becoming fully depreciated and the effects of the strengthened U.S. Dollar.

Depreciation expense decreased 34% to $0.3 million for the six months ended June 30, 2009 from $0.5 million for the six months ended June 30, 2008. As a percentage of total revenue, depreciation expense for the six months ended June 30, 2009 and 2008, decreased to 2% from 3%, respectively. The decrease is a result of certain assets becoming fully depreciated and the effects of the strengthened U.S. Dollar.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. The decrease of $0.1 million is due to lower debt balances as we continue to pay down our subordinated debt and the continued payments on our senior term loan.

Interest expense was $0.4 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. The decrease of $0.2 million is due to lower debt balances as we continue to pay down our subordinated debt and the continued payments on our senior term loan.

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

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $(497,000) and $32,000 for the three months ended June 30, 2009 and 2008, respectively, and $(662,000) and $142,000 for the six months ended June 30, 2009 and 2008, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $53,000 and $113,000 for the three months ended June 30, 2009 and 2008, respectively.  The net expense during the three months ended June 30, 2009 consisted of current income tax expense of $38,000, and deferred tax expense of $15,000. The current tax expense primarily related to non-recoverable foreign withholding tax and estimated Alternative Minimum Tax (“AMT”) due in the U.S. The deferred tax expense was related to us recording a valuation allowance related to our Indian deferred tax asset, partially offset by the benefit related to the intangible assets related to our U.K.-based operations. The net expense during the three months ended June 30, 2008 consisted of current income tax expense of $175,000 and deferred tax benefit of $62,000. Our effective tax rate of 5% for the three months ended June 30, 2009 was down from an effective rate of 13% for the three months ended June 30, 2008.  This reduction in our effective tax rate relates principally to an increased benefit from research and development tax credits for our U.K.-based operations and increased income in the U.S., which due to its net operating losses, pays taxes at a lower effective rate.

We recorded net income tax expense of $58,000 and $39,000 for the six months ended June 30, 2009 and 2008, respectively.  The net expense during the six months ended June 30, 2009 consisted of current income tax expense of $94,000, partially offset by a deferred tax benefit of $36,000. The current tax expense primarily related to non-recoverable foreign withholding tax and estimated AMT due in the U.S. The deferred tax expense was related to us recording an allowance related to our Indian deferred tax asset, partially offset by the benefit related to the intangible assets related to our U.K.-based operations. The net expense during the six months ended June 30, 2008 consisted of current income tax expense of $180,000, partially offset by a deferred tax benefit of $141,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 3% for the six months ended June 30, 2009 was down from 7% for the six months ended June 30, 2008.  This reduction in our effective tax rate relates principally to an increased benefit from research and development tax credits for our U.K.-based operations and increasing our income in the U.S., which due to its net operating losses, pays taxes at a lower effective rate.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2009 and December 31, 2008, this component of the deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $0.3 million to $2.1 million as of June 30, 2009 from a $1.8 million as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2009, our principal source of liquidity was $5.0 million in cash and cash equivalents, $9.0 million in contract receivables, net of allowance,  as well as $6.0 million available under our revolving credit facilities.

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $1.6 million and $3.9 million, respectively.  The primary contribution to the decrease in cash provided by operating activities for the six months ended June 30, 2009 was due primarily to decreased cash provided from contract receivables and additional payments of accounts payable and accrued liabilities and accrued interest paid on our subordinated debt during the six months ended June 30, 2009.

Net cash used in investing activities during each of the six months ended June 30, 2009 and 2008 was $0.3 and $0.4 million, respectively.  The cash used for the six months ended June 30, 2009 and 2008 was related to purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $2.6 million and $3.6 million, respectively.  Financing activities in the six months ended June 30, 2009 consisted primarily of principal payments on existing debt, of approximately $2.6 million.  Financing activities in the six months ended June 30, 2008 consisted of principal payments on existing debt, of approximately $7.3 million, partially offset by borrowings related to our senior term loan, of approximately $3.7 million, net of issuance costs.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2009 of $5.0 million;

•                  The availability under our revolving credit facilities of $6.0 million at June 30, 2009;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of June 30, 2009 of approximately $19.3 million, including $9.6 million in license fees and services and $9.7 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2009, the effect of exchange rate changes resulted in a $0.4 million increase to consolidated cash.  During the six months ended June 30, 2008, the effect of exchange rate changes resulted in a $13,000 decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. As of June 30, 2009 and 2008, there was no balance due on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2009	2008
British Pound Sterling	0.60546	0.69096
Indian Rupee	48.3559	49.21259

	Three Months Ended June 30,		Six Months Ended June 30,
Average rates:	2009	2008	2009	2008
British Pound Sterling	0.64756	0.50717	0.67168	0.50653
Indian Rupee	49.28691	41.56813	49.89934	40.65428

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

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 9, 2009. According to the final vote tally received from the Company’s transfer agent, the results of the voting on Proposals 1, 2 and 3, as described in the Company’s Proxy Statement, were as follows:

Proposal #1:  Election of Directors

Bruce W. Armstrong was re-elected to serve a three-year term until 2012.

For 15,276,740

Withheld 2,369,741

George A. Hallenbeck was re-elected to serve a three-year term until 2012.

For 15,272,267

Withheld 2,374,214

David J. Nicol was re-elected to serve a three-year term until 2012.

For 15,295,708

Withheld 2,350,773

Proposal #2:  Approval of the Amendment of our Restated Certificate of Incorporation to Effect a Reverse Stock Split

For 13,209,931

Against 4,408,778

Abstain 27,769

Proposal #3:  Ratification of Independent Registered Public Accounting Firm

Grant Thornton LLP was ratified as the independent registered public accounting firm for the year ending December 31, 2009.

For 17,397,906

Against 177,490

Abstain 71,084

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

Date: August 4, 2009	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)