Form 10-Q
period 2009-09-30
EVOLVING SYSTEMS INC
filed 2009-11-03
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 29, 2009 there were 9,920,893 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2009

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,153	$5,783
Contract receivables, net of allowance for doubtful accounts of $534 at September 30, 2009 and December 31, 2008	8,266	11,484
Unbilled work-in-progress	2,195	1,910
Deferred income taxes	5	5
Prepaid and other current assets	1,594	1,304
Total current assets	17,213	20,486
Property and equipment, net	1,264	1,277
Amortizable intangible assets, net	2,042	2,374
Goodwill	22,288	20,811
Long-term restricted cash	50	100
Long-term deferred income taxes	—	56
Other long-term assets	130	307
Total assets	$42,987	$45,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$24	$21
Current portion of long-term debt	833	2,000
Accounts payable and accrued liabilities	4,862	5,198
Deferred income taxes	23	20
Unearned revenue	7,431	11,445
Total current liabilities	13,173	18,684
Long-term liabilities:
Capital lease obligations, net of current portion	41	59
Other long-term obligations	333	1,402
Long-term debt, net of current portion	2,977	4,883
Deferred income taxes	330	441
Total liabilities	16,854	25,469

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and December 31, 2008
Common stock, $0.001 par value; 40,000,000 shares authorized; 9,818,357 and 9,753,393 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	82,684	81,824
Accumulated other comprehensive loss	(3,338)	(5,270)
Accumulated deficit	(53,223)	(56,622)
Total stockholders’ equity	26,133	19,942
Total liabilities and stockholders’ equity	$42,987	$45,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE
License fees and services	$5,836	$4,539	$15,940	$14,713
Customer support	4,077	4,490	12,445	13,088
Total revenue	9,913	9,029	28,385	27,801

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,984	1,977	5,726	6,103
Costs of customer support, excluding depreciation and amortization	1,452	1,581	4,286	4,706
Sales and marketing	2,032	2,004	5,861	6,385
General and administrative	1,546	1,281	4,378	3,942
Product development	919	792	2,300	2,810
Depreciation	160	189	474	671
Amortization	194	371	548	1,130
Total costs of revenue and operating expenses	8,287	8,195	23,573	25,747

Income from operations	1,626	834	4,812	2,054

Other income (expense)
Interest income	1	29	24	146
Interest expense	(145)	(278)	(563)	(897)
Loss on extinguishment of debt	—	—	—	(290)
Foreign currency exchange gain (loss)	226	130	(436)	272
Other income (expense), net	82	(119)	(975)	(769)

Income before income taxes	1,708	715	3,837	1,285

Income tax expense	380	122	438	161
Net income	$1,328	$593	$3,399	$1,124

Basic income per common share	$0.14	$0.06	$0.35	$0.12

Diluted income per common share	$0.13	$0.06	$0.34	$0.11

Weighted average basic shares outstanding	9,797	9,693	9,780	9,687
Weighted average diluted shares outstanding	10,249	9,873	10,024	9,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	9,753,393	$10	$81,824	$(5,270)	$(56,622)	$19,942
Stock option exercises	33,279	—	160	—	—	160
Common Stock issued pursuant to the Employee Stock Purchase Plan	31,685	—	51	—	—	51
Stock-based compensation expense	—	—	649	—	—	649
Comprehensive income:
Net income	—	—	—	—	3,399
Foreign currency translation adjustment	—	—	—	1,932	—
Comprehensive income						5,331
Balance at September 30, 2009	9,818,357	$10	$82,684	$(3,338)	$(53,223)	$26,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,399	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	474	671
Amortization of intangible assets	548	1,130
Amortization of debt issuance costs	101	112
Stock based compensation	649	645
Loss on extinguishment of debt	—	290
Unrealized foreign currency transaction (gains) and losses, net	436	(272)
Benefit from foreign deferred income taxes	(89)	(186)
Change in operating assets and liabilities:
Contract receivables	3,022	6,494
Unbilled work-in-progress	(142)	(1,067)
Prepaid and other assets	(188)	(450)
Accounts payable and accrued liabilities	(573)	(517)
Unearned revenue	(4,381)	(4,158)
Other long-term obligations	(1,069)	(255)
Net cash provided by operating activities	2,187	3,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(439)	(755)
Net cash used in investing activities	(439)	(755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(15)	(15)
Principal payments on long-term debt	(3,073)	(7,798)
Proceeds from issuance of long-term debt	—	4,000
Payments for debt issuance costs	—	(347)
Proceeds from the issuance of stock	211	56
Net cash used in financing activities	(2,877)	(4,104)

Effect of exchange rate changes on cash	499	(344)

Net decrease in cash and cash equivalents	(630)	(1,642)
Cash and cash equivalents at beginning of period	5,783	7,271
Cash and cash equivalents at end of period	$5,153	$5,629

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1,542	$1,070
Income taxes paid	681	354
Conversion of preferred stock into common stock	—	5,587

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

Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

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

Earnings Per Share - On July 1, 2009, we announced that our Board of Directors approved a one-for-two reverse split of our common stock, as previously authorized and approved by our stockholders at the June 9, 2009 annual meeting, which took effect at 11:59 p.m. (Eastern time) on July 20, 2009 (the “Effective Time”). Our common stock began trading on a post-split basis on July 21, 2009. As a result of the reverse stock split, every two shares of our common stock was combined into one share of common stock. The reverse stock split affected all of our common stock outstanding immediately prior to the Effective Time of the reverse stock split as well as the number of shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options. Our common stock outstanding at June 30, 2009 was approximately 19.6 million shares. Adjusting for the reverse stock split, the common stock outstanding at June 30, 2009 was reduced to approximately 9.8 million shares. The number of authorized shares of common stock remains at 40.0 million. The reverse split did not affect the par value of our common stock which remains at $0.001. As a result of the reverse stock split, the stated capital on our balance sheet attributable to our common stock was reduced in proportion to the size of the reverse stock split. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of September 30, 2009, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $0.9 million and $3.4 million, respectively. As of December 31, 2008, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $2.4 million and $6.0 million, respectively.

Revenue Recognition - We generally recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

We may encounter budget and schedule overruns on fixed-price contracts caused by increased labor or overhead costs. We make adjustments to cost estimates in the period in which the facts requiring such revisions become known. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss. If revisions to cost estimates are obtained after the balance sheet date but before the issuance of the interim or annual financial statements, we make adjustments to the interim or annual financial statements accordingly.

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

We recognize revenue from fixed-price service contracts using the proportional performance method of accounting, which is similar to the percentage-of-completion method described above. We recognize revenue from professional services provided pursuant to time-and-materials based contracts and training services as the services are performed, as that is when our obligation to our customers under such arrangements is fulfilled.

We recognize customer support, including maintenance revenue, ratably over the service contract period. When maintenance is bundled with the original license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

Stock-based Compensation - We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.    We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Income Taxes - We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.  We evaluate tax benefits recorded in our consolidated financial statements and record accruals for any amounts deemed not probable of being sustained.

Effective January 1, 2007, we adopted a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of this adoption.

As of September 30, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements - In August 2009, the FASB issued Accounting Standards Update
(“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards CodificationTM (“ASC”) 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. We do not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in FASB ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. The Company does not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2010. The Company does not believe that the adoption of the amended guidance in ASC 605-25 and ASC 985-605 will have a significant effect on its consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2008	$—	$6,611	$6,033	$8,167	$20,811
Effects of changes in foreign currency exchange rates	—	661	—	816	1,477
Balance as of September 30, 2009	$—	$7,272	$6,033	$8,983	$22,288

We conducted our annual goodwill impairment test as of July 31, 2009, and we determined that goodwill was not impaired as of the test date. From July 31, 2009 through September 30, 2009, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of September 30, 2009 and December 31, 2008, identifiable intangibles were as follows (in thousands):

	September 30, 2009			December 31, 2008			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,712	$1,214	$498	$1,583	$902	$681	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	714	332	382	649	232	417	7.0 yrs
Business partnerships	117	76	41	106	53	53	5.0 yrs
Customer relationships	3,176	2,055	1,121	2,986	1,763	1,223	5.3 yrs
	$5,946	$3,904	$2,042	$5,551	$3,177	$2,374	5.2 yrs

(1)  Changes in intangible gross values as of September 30, 2009 compared to December 31, 2008 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 and $0.5 million for the three and nine months ended September 30, 2009, respectively, and $0.4 and $1.1 million for the three and nine months ended September 30, 2008, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2009 was as follows (in thousands):

Twelve months ending September 30,
2010	$710
2011	631
2012	401
2013	300
$2,042

NOTE 3 – EARNINGS PER COMMON SHARE

We compute basic earnings per share (“EPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities, such as the previously outstanding Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). We compute diluted EPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options.

On January 1, 2009, we adopted a policy providing that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   Upon adoption, both basic and diluted income per share for 2009 and 2008 remained unchanged.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic income per common and preferred share:

Net income available to common and preferred stockholders	$1,328	$593	$3,399	$1,124
Weighted average common shares outstanding	9,797	9,693	9,780	9,522
Participating securities	—	—	—	165
Basic weighted average shares outstanding	9,797	9,693	9,780	9,687
Basic income per common and preferred share	$0.14	$0.06	$0.35	$0.12

Diluted income per common and preferred share:

Net income available to common and preferred stockholders	$1,328	$593	$3,399	$1,124
Weighted average common shares outstanding	9,797	9,693	9,780	9,522
Participating securities	—	—	—	165
Effect of dilutive securities – options	452	180	244	217
Diluted weighted average shares outstanding	10,249	9,873	10,024	9,904
Diluted income per common and preferred share	$0.13	$0.06	$0.34	$0.11

For the three months ended September 30, 2009 and 2008, 0.9 million and 1.9 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period. For each of the nine month periods ended September 30, 2009 and 2008, 1.8 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 – SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million for each of the three months ended September 30, 2009 and 2008 and $0.6 million for each of the nine months ended September 30, 2009 and 2008, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of license fees and services, excluding depreciation and amortization	$16	$16	$51	$46
Cost of customer support, excluding depreciation and amortization	2	1	6	5
Sales and marketing	36	18	107	101
General and administrative	146	133	417	431
Product development	23	21	68	62
	$223	$189	$649	$645

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, and after the reverse stock split, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2009 and 2008, 1.8 million and 1.9 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At September 30, 2009 and 2008, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  As a result of the reverse stock split on July 21, 2009, a maximum of 1,000,000 shares can be issued under the 2007 Stock Plan. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.  At September 30, 2009 and 2008, 0.5 million and 0.3 million options remained outstanding under the 2007 Stock Plan, respectively.

In December 2008, under the 2007 Stock Plan, we awarded a total of 52,500 shares of restricted stock to members of our Board of Directors and senior management. There were no issuances of restricted stock during either of three or nine months ended September 30, 2009 or 2008. During the three months ended September 30, 2009 and 2008, 10,000 and 7,000 shares of restricted stock vested, respectively.  During the nine months ended September 30, 2009 and 2008, 31,000 and 21,000 shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the either of the three or nine months ended September 30, 2009 and 2008. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method, which we adopted in January 2008. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is zero and is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	*	*	5.3	6.2
Risk-free interest rate	*	*	2.4%	2.7%
Expected volatility	*	*	78.0%	101.9%
Expected dividend yield	*	*	0%	0%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2008	2,327	$5.62		$78
Options granted	75	$3.38
Less options forfeited	(4)	$1.97
Less options expired	(5)	$5.38
Less options exercised	(33)	$4.79
Options outstanding at September 30, 2009	2,360	$5.56	5.15	$5,760

Options exercisable at September 30, 2009	2,000	$5.98	4.53	$4,414

•                  All stock option amounts have been adjusted for the reverse stock split

There were no stock options granted during the three months ended September 30, 2009 and 2008. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $2.20 and $3.35, respectively.

As of September 30, 2009, there was approximately $1.0 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of stock options vested during each of the three months ended September 30, 2009 and 2008 was $0.2 million. The total fair value of stock options vested during each of the nine months ended September 30, 2009 and 2008 was $0.7 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $45,000 and $43,000 for the nine months ended September 30, 2009 and 2008, respectively.

Cash received from stock option exercises for the three months ended September 30, 2009 and 2008 was $0.2 million and $4,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $0.2 million and $4,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. After the reverse stock split, we are now authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2009, there were approximately 92,000 shares available for purchase.  For the three months ended September 30, 2009 and 2008, we recorded compensation expense of $5,000 and $6,000, respectively, and $16,000 and $17,000 for the nine months ended September 30, 2009 and 2008, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	1.2%	0.1%	1.4%
Expected volatility	66.0%	65.9%	65.2%	68.2%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for each of the three month periods ended September 30, 2009 and 2008 was $16,000.  Cash received from employee stock plan purchases for the nine months ended September 30, 2009 and 2008 was $51,000 and $52,000, respectively.

We issued shares related to the ESPP of 9,000 and 5,000 for the three months ended September 30, 2009 and 2008, respectively. We issued shares related to the ESPP of 32,000 and 16,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2009, two significant customers (defined as contributing at least 10%) accounted for 28% (15% and 13%) of total revenue.  These customers include a large telecommunications operators located in the U.S. and Asia, respectively.  For the nine months ended September 30, 2009, one significant customer accounted for 20% of total revenue. This customer is a large telecommunications operator in the U.S. For the three and nine months ended September 30, 2008, two significant customers accounted for 33% (17% and 16%) and 29% (16% and 13%), respectively, of total revenue.  These customers are large telecommunications operators located in the U.S. and U.K., respectively.

As of September 30, 2009, two significant customers accounted for approximately 41% of contract receivables and unbilled work-in-progress.  These customers are a wireless company located in Africa and a large telecommunications operator in Asia.  At December 31, 2008, one significant customer accounted for approximately 45% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$833	$2,333
Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.62% and 13.72% at September 30, 2009 and December 31, 2008, respectively, accrued interest and principal are due in full May 16, 2011.	2,977	4,550
Total debt	3,810	6,883
Less current portion	(833)	(2,000)
Long-term debt, excluding current portion	$2,977	$4,883

On February 22, 2008, we replaced our existing senior term note and senior revolving facility with a new $4.0 million senior term loan, a $1.0 million U.S. revolving credit facility (“U.S. Revolving Facility”) and a $5.0 million U.K. revolving credit facility (“U.K. Revolving Facility”).  On December 18, 2008 we modified our U.S. and U.K. Revolving Facilities. The U.S. Revolving Facility is now a $2.5 million credit facility and the U.K. Revolving Facility is now a $3.5 million facility. All other terms and conditions remained the same. There have been no borrowings on either facility and therefore there are no outstanding balances on either facility as of September 30, 2009.

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

The remaining scheduled principal payments as of September 30, 2009 on our long-term debt are as follows (in thousands):

Year ending September 30,
2010	$833
2011	2,977
$3,810

Our $2.5 million U.S. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of September 30, 2009.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2009, we had $1.7 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of September 30, 2009.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2009, we had $3.5 million in availability, but no borrowing outstanding under this U.K. Revolving Facility.

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, during the three months ended March 31, 2008, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our new senior debt of approximately $0.3 million.  These newly capitalized debt issuance costs are being amortized over the term of the new senior debt.

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

The remaining long-term unsecured subordinated notes payable of $3.0 million, at September 30, 2009, accrued interest at 11% through December 31, 2007 and 14% thereafter.  Interest expense was recognized using an effective rate of 12.62% through September 30, 2009 and 13.72% through December 31, 2008.

The unsecured subordinated notes are subordinate to the senior note and senior revolving credit facility.  The unsecured subordinated notes payable agreements subject us to certain affirmative and negative covenants; however, certain covenants are not in effect until the senior note and senior revolving credit facility are paid in full.  Outstanding amounts of the unsecured subordinated notes may be accelerated upon the occurrence of an uncured event of default or if we achieve certain minimum cash thresholds.  Accrued interest on the unsecured subordinated notes payable is separately reflected on the Consolidated Balance Sheets under “Other long-term obligations.”

We were in compliance with all of our debt covenants as of September 30, 2009 and December 31, 2008.

NOTE 7 – INCOME TAXES

We recorded net income tax expense of $380,000 and $122,000 for the three months ended September 30, 2009 and 2008, respectively.  The net expense during the three months ended September 30, 2009 consisted of income tax expense of $444,000 and a deferred tax benefit of $64,000. The net expense during the three months ended September 30, 2008 consisted of income tax expense of $186,000 and a deferred tax benefit of $64,000, related to our U.K.-based operations.

We recorded net income tax expense of $438,000 and $161,000 for the nine months ended September 30, 2009 and 2008, respectively.  The net expense during the nine months ended September 30, 2009 consisted of income tax expense of $610,000 and a deferred tax benefit of $172,000. The net expense during the nine months ended September 30, 2008 consisted of income tax expense of $367,000 and a deferred tax benefit of $206,000, related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2009 and December 31, 2008, this component of the deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability relates to Evolving Systems

U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2009 and December 31, 2008 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

Effective January 1, 2007, we adopted a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was not a material impact on the company’s consolidated financial position and results of operations as a result of this adoption.

On January 1, 2007, we recorded a transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance because we determined that it was not more likely than not that our deferred tax assets would be realized.  As of September 30, 2009 and December 31, 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

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

NOTE 9 – SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (CODM). These chief operating decision makers review revenues by segment and review overall results of operations.

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (L&S) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development and integration services.  Customer support (CS) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
License fees and services	$5,836	$4,539	$15,940	$14,713
Customer support	4,077	4,490	12,445	13,088
Total revenue	9,913	9,029	28,385	27,801

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,852	2,562	10,214	8,610
Customer support	2,625	2,909	8,159	8,382
	6,477	5,471	18,373	16,992
Unallocated Costs
Other operating expenses	4,497	4,077	12,539	13,137
Depreciation and amortization	354	560	1,022	1,801
Interest income	(1)	(29)	(24)	(146)
Interest expense	145	278	563	897
Loss on extinguishment of debt	—	—	—	290
Foreign currency exchange gain (loss)	(226)	(130)	436	(272)
Income before income taxes	$1,708	$715	$3,837	$1,285

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

	Three Months Ended September 30,
	2009			2008
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$335	$2,208	$2,543	$318	$2,561	$2,879
United Kingdom	673	553	1,226	1,527	641	2,168
Indonesia	1,342	28	1,370	18	27	45
Other	3,486	1,288	4,774	2,676	1,261	3,937
Total revenues	$5,836	$4,077	$9,913	$4,539	$4,490	$9,029

	Nine Months Ended September 30,
	2009			2008
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$1,681	$7,114	$8,795	$1,539	$7,470	$9,009
United Kingdom	1,998	1,572	3,570	3,914	1,958	5,872
Other	12,261	3,759	16,020	9,260	3,660	12,920
Total revenues	$15,940	$12,445	$28,385	$14,713	$13,088	$27,801

	September 30,	December 31,
	2009	2008
Long-lived assets, net
United States	$6,839	$7,060
United Kingdom	18,564	17,327
Other	191	75
	$25,594	$24,462

Financial information relating to product groupings was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Activation	$6,429	$5,457	$16,945	$15,475
Numbering solutions	3,050	2,825	9,821	9,249
Mediation	434	747	1,619	3,077
Total revenues	$9,913	$9,029	$28,385	$27,801

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                  Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2009 or December 31, 2008.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2009 or December 31, 2008.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2009 or December 31, 2008.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2009 or December 31, 2008.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2009 or December 31, 2008.

(b)                                  Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

During 2008, we entered into a consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we paid Mr. Gartside an annual fee of $20,000 for consulting services provided to us during 2008. We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 as of  December 31,

2008.  We recorded $5,000 and $15,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2008. This contract terminated December 31, 2008.

NOTE 12 — SUBSEQUENT EVENTS

We evaluated our September 30, 2009 financial statements for subsequent events through November 3, 2009, the date the financial statements were available to be issued. Other than the events noted below, we are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On October 15, 2009, we announced that George A. Hallenbeck, 67, resigned from our Board of Directors. There are no disagreements with the Company. The Board of Directors is currently evaluating whether it will fill the vacancy resulting from Mr. Hallenbeck’s resignation in accordance with our Bylaws.

Effective October 15, 2009, we entered into a consulting agreement with Mr. Hallenbeck to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012.

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

OVERVIEW

We are a worldwide provider of software solutions and services to telecommunications carriers, with 70 network operators in over 40 countries.  Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is a leading packaged solution for service activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2008, the U.S. Dollar strengthened against many other currencies, including the British Pound Sterling and the Euro. As a result, the portion of the Company’s revenue which is denominated in foreign currencies, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of the Company’s operating expenses originating overseas, the strengthening dollar conversely lowers expenses incurred outside of the U.S. The net effect of our foreign currency translations for the three months ended September 30, 2009 was a $0.3 million decrease in revenue and a $0.6 million decrease in operating expenses versus the three months ended September 30, 2008.  The net effect of our foreign currency translations for the nine months ended September 30, 2009 was a $2.2 million decrease in revenue and a $3.3 million decrease in operating expenses versus the nine months ended September 30, 2008.

We reported net income of $1.3 million and $3.4 million for the three and nine months ended September 30, 2009, respectively. This is the sixth consecutive quarter in which we have reported net income.  Our twelve month backlog as of September 30, 2009 was $16.8 million, including $9.3 million in license fees and services and $7.5 million in customer support.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
License fees and services	59%	50%	56%	53%
Customer support	41%	50%	44%	47%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	22%	20%	22%
Costs of customer support, excluding depreciation and amortization	15%	18%	15%	17%
Sales and marketing	20%	22%	21%	23%
General and administrative	16%	14%	15%	14%
Product development	9%	9%	8%	10%
Depreciation	2%	2%	2%	3%
Amortization	2%	4%	2%	4%
Total costs of revenue and operating expenses	84%	91%	83%	93%

Income from operations	16%	9%	17%	7%

Other income (expense)

Interest income	0%	0%	0%	1%
Interest expense	(1)%	(3)%	(2)%	(3)%
Loss on extinguishment of debt	—	—	—	(1)%
Foreign currency exchange gain (loss)	2%	2%	(1)%	1%
Other income (expense), net	1%	(1)%	(3)%	(2)%

Income before income taxes	17%	8%	14%	5%
Income tax expense	4%	1%	2%	1%
Net income	13%	7%	12%	4%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (VSOE),is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Activation	$6,429	$5,457	$16,945	$15,475
Numbering solutions	3,050	2,825	9,821	9,249
Mediation	434	747	1,619	3,077
Total revenues	$9,913	$9,029	$28,385	$27,801

Revenue for the three months ended September 30, 2009 and 2008 was $9.9 million and $9.0 million, respectively. The increase of $0.9 million was primarily due to increased revenue from our Dynamic SIM AllocationTM(“DSA”) and international

NumeriTrack® products.

Revenue for the nine months ended September 30, 2009 and 2008 was $28.4 million and $27.8 million, respectively. The increase of $1.6 million is primarily due to increased revenue from our new DSA and international NumeriTrack products.

License Fees and Services

License fees and services revenue increased 29%, or $1.3 million, to $5.8 million for the three months ended September 30, 2009 from $4.5 million for the three months ended September 30, 2008.    This increase in license fees and services revenue was composed of an increase of $1.0 million in revenue from our activation products, an increase of $0.4 million in revenue from our numbering solutions products and a decrease of $0.1 million in revenue from our mediation products.  The increase in our activation and numbering solutions product revenue is the result of increased sales of DSA and international NumeriTrack offset by the strengthened U.S. Dollar. The decrease in mediation product revenue is due to lower sales to our existing mediation account base.

License fees and services revenue increased 8%, or $1.2 million, to $15.9 million for the nine months ended September 30, 2009 from $14.7 million for the nine months ended September 30, 2008.  This increase in license fees and services revenue was composed of an increase of $1.8 million in revenue from our activation products, an increase of $0.6 million in revenue from our numbering solutions products and a decrease of $1.2 million in revenue from our mediation products.  The increase in our activation product revenue is the result of increased DSA and international NumeriTrack sales, partially offset by the strengthened U.S. Dollar. The decrease in our mediation product revenue is the result of lower sales to our existing mediation account base.

Customer Support

Customer support revenue decreased $0.4 million, or 9%, to $4.1 million for the three months ended September 30, 2009 from $4.5 million for the three months ended September 30, 2008. The decrease in customer support revenue resulted primarily from a decrease of $0.1 million in activation revenue, a decrease of $0.1 million in numbering solutions revenue and a $0.2 million decrease in mediation revenue. The overall decrease in customer support revenue is primarily the result of pricing pressures from customers.

Customer support revenue decreased $0.7 million, or 5%, to $12.4 million for the nine months ended September 30, 2009 from $13.1 million for the nine months ended September 30, 2008.  The decrease in customer support revenue resulted from a decrease of $0.4 million in activation revenue and a decrease of $0.3 million in mediation revenue.  The overall decrease in customer support revenue is primarily the result of the strengthened U.S. dollar and pricing pressures from customers.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.4 million and $3.6 for the three months ended September 30, 2009 and 2008, respectively. Costs of revenue, excluding depreciation and amortization, were $10.0 million and $10.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, remained at $2.0 million for the three months ended September 30, 2009 and 2008. Costs remained approximately the same during the period due to increased hours spent on license and services projects to support the increased revenue during the period, offset by the effects of the strengthening U.S. Dollar. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization decreased to 34% for the three months ended September 30, 2009 from 44% for the three months ended September 30, 2008.  The decrease in costs as a percentage of revenue is due to the increase in license fees and services revenue from increased sales of DSA and international NumeriTrack which have lower costs than our legacy products and the strengthened U.S. Dollar.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.4 million, or 6%, to $5.7 million for the nine months ended September 30, 2009 from $6.1 million for the nine months ended September 30, 2008.  The decrease in costs is primarily the result of the effects of the strengthening U.S. Dollar. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 36% for the nine months ended September 30, 2009 from 41% for the nine months ended September 30, 2008.  The decrease in costs as a percentage of revenue is due to the increase in license fees and services revenue from increased sales of DSA and international NumeriTrack which have lower costs than our legacy products and the strengthened U.S. Dollar.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 8%, to $1.5 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008.  The decrease in costs of customer support is primarily the result of the strengthened U.S. Dollar. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 36% for the three months ended September 30, 2009 from 35% for the three months ended September 30, 2008.  The increase in costs as a percentage of revenue is primarily the result of the decreased customer support revenue from pricing pressures during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.4 million, or 9%, to $4.3 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 34% for the nine months ended September 30, 2009 from 36% for the nine months ended September 30, 2008. These decreases are primarily the result of the strengthened U.S. Dollar, partially offset by decreased customer support revenue from pricing pressures.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses remained at $2.0 million for the three months ended September 30, 2009 and 2008.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended September 30, 2009 from 22% for the three months ended September 30, 2008. The decrease as a percentage of revenue is primarily due to increased revenue during the period.

Sales and marketing expenses decreased $0.5 million, or 8%, to $5.9 million for the nine months ended September 30, 2009 from $6.4 million for the nine months ended September 30, 2008.  As a percentage of total revenue, sales and marketing expenses decreased to 21% for the nine months ended September 30, 2009 from 23% for the nine months ended September 30, 2008. The decrease in the expense and percentage of revenue is primarily due to the effects of the strengthening U.S. Dollar, partially offset by higher commissions related to increased sales of DSA.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.3 million, or 21%, to $1.6 million from $1.3 million for the three months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended September 30, 2009 and 2008, increased to 16% from 14%, respectively.  These increases were primarily due to increased incentive compensation due to improved financial results and increased professional fees.

General and administrative expenses increased $0.5 million, or 11%, to $4.4 million from $3.9 million for the nine months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2009 and 2008, increased to 15% from 14%, respectively.  These increases were primarily due to increased incentive compensation due to improved financial results and increased professional fees.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.1 million, or 16%, to $0.9 million from $0.8 million for the three months ended September 30, 2009 and 2008, respectively.  As a percentage of revenue, product development expenses for the three months ended September 30, 2009 and 2008, remained at 9%.  The increase in expenses is due to an increased effort in DSA and legacy numbering product development expenses.

Product development expenses decreased $0.5 million, or 18%, to $2.3 million from $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2009 and 2008, decreased to 8% from 10%, respectively.  These decreases are the result of decreased hours, compared to 2008, spent on internationalizing our NumeriTrack product, as well as the effects of the strengthening U.S. Dollar.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense decreased $0.2 million or 48% to $0.2 million for the three months ended September 30, 2009 from $0.4 million for the three months ended September 30, 2008. As a percentage of revenue, amortization expense for the three months ended September 30, 2009 and 2008, decreased to 2% from 4%, respectively. The decrease in amortization expense is due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthened U.S. Dollar.

Amortization expense decreased $0.6 million or 52% to $0.5 million for the nine months ended September 30, 2009 from $1.1 million for the nine months ended September 30, 2008. As a percentage of revenue, amortization expense for the nine months ended September 30, 2009 and 2008, decreased to 2% from 4%, respectively. The decrease in amortization expense is due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthened U.S. Dollar.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.2 million for the three months ended September 30, 2009 and 2008. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2009 and 2008, remained at 2%.

Depreciation expense decreased $0.2 million or 29% to $0.5 million for the nine months ended September 30, 2009 from $0.7 million for the nine months ended September 30, 2008. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2009 and 2008, remained at 2%. The decrease in expense is a result of certain assets becoming fully depreciated and the effects of the strengthened U.S. Dollar.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of $0.2 million is due to lower debt balances on our subordinated debt and the continued payments on our senior term loan.

Interest expense was $0.6 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $0.3 million is due to lower debt balances as we continue to pay down our subordinated debt and the continued payments on our senior term loan.

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

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $226,000 and $130,000 for the three months ended September 30, 2009 and 2008, respectively, and $(436,000) and $272,000 for the nine months ended September 30, 2009 and 2008, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $380,000 and $122,000 for the three months ended September 30, 2009 and 2008, respectively.  The net expense during the three months ended September 30, 2009 consisted of current income tax expense of $444,000, partially offset by a deferred tax benefit of $64,000. The current tax expense primarily related to income tax related to our U.K.-based operations and non-recoverable foreign withholding tax and estimated Alternative Minimum Tax (“AMT”) due in the U.S. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations. The net expense during the three months ended September 30, 2008 consisted of current income tax expense of $186,000 and deferred tax benefit of $64,000. Our effective tax rate of 22% for the three months ended September 30, 2009 was up from an effective rate of 17% for the three months ended September 30, 2008.  This increase in our effective tax rate relates principally to an increased non-recoverable foreign withholding tax.

We recorded net income tax expense of $438,000 and $161,000 for the nine months ended September 30, 2009 and 2008, respectively.  The net expense during the nine months ended September 30, 2009 consisted of current income tax expense of $610,000, partially offset by a deferred tax benefit of $172,000. The current tax expense primarily consisted of income tax related to our U.K. operations and non-recoverable foreign withholding tax and estimated AMT due in the U.S. The deferred tax expense was primarily related to the intangible assets related to our U.K.-based operations. The net expense during the nine months ended September 30, 2008 consisted of current income tax expense of $367,000, partially offset by a deferred tax benefit of $206,000, both of which were primarily related to our U.K.-based operations.  Our effective tax rate of 11% for the nine months ended September 30, 2009 was down from 13% for the nine months ended September 30, 2008.  This decrease in our effective tax rate relates principally to increased research and development tax credits related to our U.K. subsidiary.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2009 and December 31, 2008, this component of the deferred tax liability was $0.6 million and $0.7 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $2.2 million to $4.0 million as of September 30, 2009 from $1.8 million as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2009, our principal source of liquidity was $5.2 million in cash and cash equivalents, $8.3 million in contract receivables, net of allowance, as well as $5.2 million available under our revolving credit facilities.

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $2.2 million and $3.6 million, respectively.  The decrease in cash provided by operating activities for the nine months ended September 30, 2009 was due primarily to decreased cash provided from contract receivables and accrued interest paid on our subordinated debt during the nine months ended September 30, 2009.

Net cash used in investing activities during each of the nine months ended September 30, 2009 and 2008 was $0.4 and $0.8 million, respectively.  The cash used for the nine months ended September 30, 2009 and 2008 was related to purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2009 and 2008 was $2.8 million and $4.1 million, respectively.  Financing activities in the nine months ended September 30, 2009 consisted primarily of principal payments on existing debt, of approximately $3.1 million.  Financing activities in the nine months ended September 30, 2008 consisted of principal payments on existing debt, of approximately $7.8 million, partially offset by borrowings related to our senior term loan, of approximately $3.7 million, net of issuance costs.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2009 of $5.2 million;

•                  The availability under our revolving credit facilities of $5.2 million at September 30, 2009;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of September 30, 2009 of approximately $16.8 million, including $9.3 million in license fees and services and $7.5 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2009, the effect of exchange rate changes resulted in a $0.5 million increase to consolidated cash.  During the nine months ended September 30, 2008, the effect of exchange rate changes resulted in a $0.3 million decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. As of September 30, 2009 and 2008, there was no balance due on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2009	2008
Spot rates:
British Pound Sterling	0.62816	0.69096
Indian Rupee	48.16956	49.21259

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average rates:
British Pound Sterling	0.60943	0.52865	0.65070	0.5139
Indian Rupee	48.75878	43.72414	49.51497	41.62863

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

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, were recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

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

Date: November 3, 2009	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)