Form 10-K
period 2009-12-31
EVOLVING SYSTEMS INC
filed 2010-03-08
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $36.4 million as of June 30, 2009.

The number of shares of Common Stock outstanding was 9,982,228 as of March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2009 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2009

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, reliable software solutions for a range of Operations Support Systems (“OSS”). Included among our more than 70 network operators is the largest wireline carrier, the second largest wireless carrier and the largest cable company in North America, as well as two of the world’s largest wireless carriers headquartered outside of North America. We offer software products and solutions in four core areas:

•                  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless, wireline and cable networks;

•                  SIM card activation solutions dynamically allocate and assign resources to a wireless device when it is first used;

•                  numbering solutions manage carriers’ resource inventory and resource assignment processes including products that comply with government-mandated requirements regarding local number portability in North America; and

•                  mediation solutions support data collection for both service assurance and billing applications.

Our products support traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks.

We report the operations of our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue.  We also report revenue based on three of the core areas described above. Because our SIM card activation solution is an early stage product, we report it within activation and numbering solutions. We further report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.   Further information regarding our operating segments and geographical information is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

In 2003 and 2004, we significantly expanded our portfolio of products as a result of three acquisitions that we made over the periods of November 2003 through November 2004.  The first acquisition was CMS Communications, Inc. (“CMS”) in November 2003, where we acquired a network mediation and service assurance solution.  In October 2004, we acquired Telecom Software Enterprises, LLC (“TSE”) adding Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) number ordering and provisioning monitoring and testing products.  Finally, in November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added a service activation solution, Tertio™, and a billing mediation solution, Evident™, to our product portfolio. The consequence of these acquisitions is a significantly expanded product and service capability to address a larger portion of our customers’ OSS application needs with a balanced mix of products and product enhancements, as well as services.

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

RECENT DEVELOPMENTS

•                  As part of our announced strategy, we continue to invest in expanding our sales and support capabilities to support our growth in the emerging markets.  In 2009 we were successful in expanding our customer base, notably in Africa, Asia and Central America.

•                  We continued to make advances in the development, deployment and selling of our new product Dynamic SIM Allocation™ (“DSA”).  In addition in 2009, we announced a new partnership with a leading SIM card manufacturer for the sales, support and distribution of DSA.

•                  During 2009, we paid $6.2 million to retire our subordinated notes, including accrued interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

•                  Our Board of Directors approved a one-for-two reverse split of our common stock, as previously authorized and approved by our stockholders at the June 9, 2009 annual meeting, which took effect at 11:59 p.m. (Eastern time) on July 20, 2009 (the “Effective Time”). Our common stock began trading on a post-split basis on July 21, 2009. As a result of the reverse stock split, every two shares of our common stock was combined into one share of common stock. The reverse stock split affected all of our common stock outstanding immediately prior to the Effective Time of the reverse stock split as well as the number of shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options. Our common stock outstanding at June 30, 2009 was approximately 19.6 million shares. Adjusting for the reverse stock split, the common stock outstanding at June 30, 2009 was reduced to approximately 9.8 million shares. The number of authorized shares of common stock remains at 40.0 million. The reverse split did not affect the par value of our common stock which remains at $0.001. As a result of the reverse stock split, the stated capital on our balance sheet attributable to our common stock was reduced in proportion to the size of the reverse stock split. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Annual Report on Form 10-K reflect the reverse stock split for all periods presented.

INDUSTRY DYNAMICS

The rapid introduction of new technologies such as wireless and broadband services has created a growing market for telecommunications solutions worldwide.  This emergence of new technologies in telecommunications networks and end-user devices, consumer electronics, and personal computers, has created an industry that is in the midst of significant change. Carriers not only compete with companies from other industries, such as media and entertainment, but also with companies providing applications and services over the Internet.  In such a competitive market, companies are increasingly bundling voice, messaging, data access, and music and video services in order to increase market share.  This bundling of services is just one facet of what is called convergence.  In order to facilitate convergence, as well as reduce costs, carriers are implementing a variety of network transformation programs that include: the migration to packet-switching transmission networks based on the Internet protocol (often called all-Internet Protocol (“IP”) networks); the migration to new service creation and delivery platforms that enable the provision of multimedia services over IP-based networks; and the introduction of one or more broadband access networks over existing wired infrastructure, new fiber deployments, cable access networks, and evolved wireless broadband networks including Global System for Mobile Communication (“GSM”)/EDGE, 3G/WCDMA/HSPA, and WiMAX. Along with the continued development of new technologies, carriers are facing increasing levels of competition due to the varying demand in connection types, subscribers and service usage, as well pricing declines due to regulatory and competitive pressures.  Given the current economic climate many carriers are either aggressively pursuing cost reduction programs, increased sales efficiency, and/or are focusing on growth from value-added services (“VAS”).  This complex and rapidly changing landscape is further affected by the continued consolidation of carriers and their suppliers.

OPERATIONS SUPPORT SYSTEMS (“OSS”)

OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as service fulfillment, service assurance, and billing.  Service fulfillment encompasses ordering, provisioning and activation.  Ordering systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS.  Inventory systems maintain both physical and logical views of all the telecommunications assets required to turn up a service.  Carriers use provisioning and activation systems to turn up network service and turn services off and on for customers, as well as change or add services.  Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Service assurance systems also allow carriers to track and report on service conditions or outages in order to dispatch their large work force for necessary repairs. Carriers use billing systems to collate, manage and report usage information for partner and customer billing. OSS systems typically operate in a 24x7 environment to support the real-time communication networks that facilitate the carriers’ service offerings.

Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have either developed their own in-house OSS applications or added new OSS applications from product vendors. These additional OSS systems can be difficult to integrate into the carriers’ operations, as they often utilize heterogeneous elements, making interoperability among the systems difficult. These OSS are further constrained by the many incremental changes that have been made in order to accommodate new computing and network technologies and new value-added services, such as call waiting, call forwarding and voice mail, broadband data and video.  In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work.  Because of these challenges, carriers have difficulty replacing existing OSS due to the large investment and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, in some cases further increasing their complexity and making it more difficult for the applications to be replaced.  However, a trend over the past decade has been the replacement of a portion of the carrier’s legacy OSS environment with OSS software packages designed to meet growing complex processes in the areas of service fulfillment, service assurance and billing.

PRODUCT PORTFOLIO

Dynamic SIM Allocation

In 2007, we announced our Dynamic SIM Allocation (“DSA”) solution that offers carriers a new way to provision wireless services by dynamically activating and assigning resources to the wireless device when it is first used. The wireless Subscriber Identity Module (“SIM”) card is central to the provision of wireless access and services for GSM/EDGE and 3G/WCDMA networks and is specified as part of the next generation LTE technologies. These networks represent the most common type of wireless technology used today by wireless operators world-wide.  Typically, SIM cards are either pre-provisioned before they are distributed to the retail environment or are provisioned at the point-of-sale. Pre-provisioning SIM cards means that resources are allocated well in advance of the SIM card becoming available for sale, leading to poor utilization of numbers, increased network costs, and a poor user experience. Provisioning SIM cards at the point-of-sale overcomes many of these issues but at a high cost, as retail and back-office infrastructure needs to be in place and consequently distribution is constrained. Our DSA solution offers carriers the user experience and resource efficiency benefits of provisioning at the point-of-sale without demanding the retail and back-office infrastructure usually required. The solution offers a number of benefits including:

•                  Improve efficiency and utilization: Carriers can experience a high wastage of SIM cards that are never activated for a revenue-generating subscriber. Our solution reduces the cost of this wastage by removing the need for SIM cards to be pre-provisioned in network databases.

•                  Ensure availability: Carriers can find it difficult to effectively and reliably manage the utilization, ordering and distribution of SIM cards, especially when multiple SIM card variants and profiles are needed. The solution helps carriers to make sure new SIM cards and numbers are always available to meet demand.

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

•                  Tertio Service Verification — a module that allows carriers to verify that the services implemented in the network match those that were in the original service order.  By providing this capability, carriers can continually check the accuracy of their order/activation processes; and

•                  Tertio Process Management — a module that allows carriers to manage long running transactions.  Long running transactions can often occur when a carrier is implementing a converged activation solution that encompasses the activation of both a wireless and fixed line (or IP) component.

Our Tertio solution addresses the entire service lifecycle, enabling service providers to better plan, manage and execute the introduction of new services. Tertio allows carriers to introduce new network technologies and eases the burden of integration with existing devices and systems.

Numbering Solutions

Evolving Systems’ Numbering Solutions product line includes our Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) products as well as our NumeriTrack® number management solution.

LNP and WNP

Our Number Portability software solution enables carriers to comply with U.S. and Canadian regulations for implementing LNP and WNP.  Number porting allows customers the ability to retain, or “port”, their phone numbers when changing from one service provider to another. Our LNP software, which includes the functionality to support ordering, provisioning, reporting, testing and exchanging information between carriers, is widely used by wireline, wireless and cable service providers in North America. Over time, we have expanded our number portability product features and developed other number portability related OSS software products for the wireline, wireless and cable markets.  Our full LNP and WNP product line is comprised of the following suite of products:

•                  OrderPath® order entry;

•                  NumberManager® network provisioning;

•                  LNP DataServer™ data warehousing;

•                  VeriPort™ NPAC testing; and

•                  Verify™ product suite for monitoring carriers’ application communications for optimum service assurance.

Number Management

We developed our NumeriTrack solution in response to the Federal Communications Commission (“FCC”) mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC’s concern that the U.S. was running out of 10-digit telephone numbers. As a result, the FCC designed regulations to extend the life of the 10-digit numbering plan well into the 21st century by changing the way phone numbers are allocated to carriers and specifying rules regarding the assignment and classification of those numbers.  The regulations also require regular utilization reporting by carriers and articulation of circumstances under which previously underutilized telephone numbers must be returned to the “pool” to be reallocated to other carriers. Our NumeriTrack solution, which has been licensed to seven carriers, facilitates compliance with the FCC mandates for both wireline and wireless carriers (and cable carriers providing telephony services).  Our solution provides inventory management of phone numbers and other assets such as SIM cards and supports inventory assignments and integration with carriers’ existing back-office systems. The NumeriTrack solution also contains features for the inventory of, and assignment logic for, numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of a Voice over Internet Protocol (“VoIP”) service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solution has far-reaching implications for integration with carriers’ existing OSS environments and business processes.  Beginning in 2006, we enhanced our NumeriTrack application to address markets outside of North America.

Our investments in our International NumeriTrack solution allow us to sell and deploy this solution in markets outside of North America with a version of the product that we call International NumeriTrack.  The resource management and assignment capabilities of International NumeriTrack enables carriers around the globe to acquire and track phone numbers and other logical and physical assets for their products on both traditional and next generation wireline and wireless networks.  The solution will efficiently manage those assets through the lifecycle of the service, allowing carriers to spend less in acquiring new resources such as IP addresses, phone numbers and SIM cards for various products and regions.

Mediation

Our mediation portfolio consists of network data mediation products and billing mediation.  Our billing mediation product is Evident.  Our network mediation products are Traffic Data Management System (“TDMS”) and Mediation Central™.

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

PROFESSIONAL AND INTEGRATION SERVICES

Our Professional and Integration Services team provides expert consulting services and advice for the design, customization, integration and deployment of our Service Activation, Numbering Solutions, and Mediation product portfolios.  The Professional and Integration Services team works closely with the Product Engineering and Development teams to ensure our customers are up to date with our latest product developments.  These services cover all aspects of the project lifecycle including system architecture and design, component design, development and customization, system integration and testing, deployment and production support, program and project level management, domain and product expertise.  Our teams work closely with customers and integration partners and have established close, long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

RESEARCH AND DEVELOPMENT

We expend amounts on research and development (“R&D”), particularly for new products and/or for enhancements of existing products. R&D is expensed as incurred.  For the years ended December 31, 2009, 2008 and 2007, we expensed $3.5 million, $3.6 million and $2.4 million, respectively, in R&D costs.  The majority of all new R&D investments in 2009 have gone into enhancing our core service activation solutions and numbering solutions products as well as the further development of our DSA solution.

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

SALES AND MARKETING

Our sales force is primarily a field-based organization structured to focus on specific geographical territories: North America, Europe, Middle East and Africa, Russia and the Commonwealth of Independent States, Asia Pacific, and Central and Latin America. Our sales activities cover both direct sales to the end user customers as well as sales through partners such as Gemalto, Oberthur, IBM, Siemens, and Alcatel who will often include our products as part of a wider solution offering which they have architected. We plan to continue to work with these or other partners in the future as well as looking to develop new potential routes to market for our products.

The primary objective of our marketing organization is to identify markets for our products and to establish an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and through our participation in shows, conferences, and industry bodies. The marketing organization also creates electronic and print based sales collateral to support these activities, as well as maintaining a permanent presence on the web.

Evolving Systems offers a complex product set which lends itself to a high degree of on-site consultative selling with the prospect as part of the sales process. Our sales efforts also cover a large amount of interaction with existing customers where we work to develop incremental revenue streams on existing platforms as well as the introduction of new value propositions. The sales team is responsible for the generation of proactive proposals to prospects as well as the management and delivery of responses to competitive tenders. This complex, highly involved approach creates a long sales cycle requiring us to invest a considerable amount of time toward uncertain results.

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

Our principal competitors in service activation are Comptel Corporation, Oracle Corporation, Synchronoss Technologies, Inc., and Huawei.  Our principal competitors in the numbering solutions market include Telcordia Technologies, Inc., Neustar, Inc. and Syniverse Technologies. In mediation, we compete with many different companies including Intec Telecom Systems PLC, Amdocs and Comptel. We believe we have an early advantage with our DSA solution but are aware of potential competition for some elements of our solution’s value proposition from companies such as Giesecke & Devrient GmbH, Hewlett-Packard Company and Comptel.

We believe that our ability to compete successfully depends on a wide range of factors.  We deliver value by offering quality solutions at a competitive price that are tailored specifically to the customer. Once a customer has implemented one of our products, we often receive subsequent orders for enhancements and change requests to add functionality.  This follow-on business, and the fact that it is a complex and expensive process to replace our software once installed and integrated into the carrier’s networks, provides an attractive revenue opportunity for us.  Furthermore, many of our customer relationships span five years or more with some extending beyond ten years.  We believe these long-term relationships give us a competitive advantage and can be a barrier to entry for our competitors.

SIGNIFICANT CUSTOMERS

In 2009, approximately 19% of our consolidated revenue came from one customer in the telecommunications industry.  This customer is located in the U.S.  The loss of this customer would have a material adverse effect on our business as a whole. In 2008, approximately 34% of our consolidated revenue came from two unrelated customers in the telecommunications industry. Of these customers, one is located in the U.S. and the other in the U.K. The loss of either of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have U.S. and Canadian patents on elements of our principal LNP OSS products, NumberManager and OrderPath and have a patent pending in the U.S. and other countries on elements of our DSA product.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2009 and 2008, our backlog was approximately $20.8 and $20.6 million, respectively.  Our backlog at December 31, 2009 was comprised of license fees and services of $8.5 million and customer support of $12.3 million compared to license fees and services of $8.8 million and customer support of $11.8 million at December 31, 2008.

EMPLOYEES

As of December 31, 2009, we employed 244 people including 55 in the United States, 76 in the United Kingdom and 113 in Bangalore, India.  Of our worldwide staff, 86% are involved in product delivery, development, support and professional services, 6% in sales and marketing, and 8% in general administration.

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

As of the last business day of our most recently completed second fiscal quarter, June 30, 2009, our common equity public float was less than $75 million.  Therefore, we are not an accelerated or large accelerated filer, as defined in Securities Exchange Act Rule 12b-2.  Under current SEC rules, we are required in this Annual Report on Form 10-K to provide a report by management assessing the effectiveness of our internal control over financial reporting as of December 31, 2009 and will be required to provide an auditor’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our revolving lines of credit call for the acceleration of payments if certain covenants are breached or cash balance thresholds are achieved.

Our revolving credit facility contains certain affirmative and negative covenants that, if breached, could result in any outstanding amounts becoming immediately due and payable. The covenants include our agreement to do the following:

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

•                   compliance with U.S. Foreign Corrupt Practices acts and local anti-bribery laws and regulations;

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

The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring North American carriers to implement number portability as a condition to being permitted to provide long distance services. Therefore, any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, or any legal challenges to the Telecom Act, could hurt the market for our products and services.  In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.  We are also subject to numerous regulatory requirements of foreign jurisdictions.  Any compliance failures or changes in such regulations could, likewise, materially harm our business, financial condition, results of operations and cash flows.

Consolidation in the communications industry may impact our financial performance.

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally.    These consolidations have caused us to lose customers and may result in fewer potential customers requiring OSS solutions in the future.  In addition, combining companies may re-evaluate their OSS solutions and their capital expenditures and may choose a competitive OSS solution used by one of the combining companies.  As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we have discontinued providing revenue guidance.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.  This negative impact, in turn, could result in noncompliance with certain financial covenants governing our revolving credit facility.  If we were unsuccessful in amending the agreements or obtaining a waiver from our senior lender in future reporting periods, these violations could result in such credit facility becoming immediately due and payable.  We may not be successful in amending the agreements or obtaining a waiver of any covenant violation.

We depend on a limited number of significant customers for a substantial portion of our revenue, and the loss of one or more of these customers could adversely affect our business.

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

Sales of our products typically require significant review and internal approval processes by our customers over an extended period of time.  Interruptions in such process due to economic downturns, consolidations or otherwise could result in the loss of our sale or deferral of revenue into later periods and adversely affect our financial performance.

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

The revenue for most of our contracts is accounted for on the percentage-of-completion method of accounting.  This method of accounting requires us to calculate revenue and profits to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders.  Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

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

The market for our number portability and service activation products is mature and we may not be able to successfully develop new products to remain competitive.

The market for our number portability products and our service activation product is mature and we may not be able to successfully identify new product opportunities.  If we are unable to identify new product opportunities sales and profit growth would be adversely affected.

The market for our new products is uncertain and we may not be able to generate sufficient demand for those products to grow our business.

The market for our new products, specifically International NumeriTrack and DSA, is uncertain and we are still in the early stages of developing customer demand for these products.  Our current strategy is heavily reliant on achieving increased sales of these products and if we are unable to achieve market acceptance of these products our sales and profit growth would be adversely affected.

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

Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the numbering solutions market include Telcordia Technologies, Inc., Syniverse Technologies and NeuStar, Inc. Our principal competitors in activation are Oracle (as a result of its acquisition of Metasolv), Comptel, Intec and Synchronoss Technologies. In mediation, we compete with many different companies with no single dominant competitor. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have patents pending in U.S. and other countries on elements of our DSA product and we have U.S. and Canadian patents on elements of our LNP products, NumberManager® and OrderPath®, and U.S. patents on elements of some of our other products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protections, we may choose not to patent certain inventions that turn out to be important. There is also the possibility that a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate or others may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims.

It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. Those claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue or their own, and against whom our own patents may provide little or no deterrence. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

Certain software developed or used by Evolving Systems, as well as certain software acquired in our acquisitions of CMS, TSE or Evolving Systems U.K., may include or so called “open source” software that is made available under an open source software license.

•                  Such open source software may be made available under licenses, certain of which may impose obligations on us in the event we were to distribute derivative works based on the open source software.  Certain licenses impose obligations that could require us to make source code for a derivative work available to the public or license the derivative work under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

•                  There is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the terms addressing the extent to which software incorporating open source software may be considered a derivative work subject to these licenses.  We believe we have complied with our obligations under the various applicable open source licenses.  However, if the owner of any open source software were to successfully establish that we had not complied with the terms of an open source license for a particular product that includes such open source software, we may be forced to release the source code for that derivative work to the public or cease distribution of that work.

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

We face risks associated with doing business through local partners.

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

Our international business operations include projects in developing countries and countries torn by conflict.  To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  We may also be subject to local anti-bribery laws and regulations. In particular, we may be held liable for actions taken by our local partners and agents, even though such parties are not always subject to our control.  Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA or other anti-bribery legislation inadvertently and thus negatively impact our business.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.  Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, is likely to require the commitment of significant managerial resources. In addition, establishment of effective internal controls is further complicated because we are now a global company with multiple locations and IT systems.

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

We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, unless we are specifically authorized, our revolving credit facility prohibits us from declaring dividends to our common stockholders, . Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Certain provisions of our charter documents, employment arrangements, Delaware law and agreements with our most significant stockholder may discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.  In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.  These provisions include the following:

•                  our board of directors is authorized to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders;

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

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation, including a classified board of directors, may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders. Notwithstanding the foregoing, the three year moratorium imposed on business combinations by Section 203 will not apply to the Singer Group because, prior to the date on which the Singer Group became an interested stockholder, our board of directors approved the transaction which resulted in the Singer Group becoming an interested stockholder.  However, in connection with its purchase of the Company’s common stock resulting in the Singer Group becoming beneficial owners of more than 15% of the Company’s stock, Karen Singer, as Trustee of the Singer Children’s Management Trust, entered into a standstill agreement agreeing not to pursue, for 18 months, certain activities the purpose or effect of which may be to change or influence the control of the Company.  The standstill agreement expired on September 30, 2009.

On December 10, 2009, the Board of Directors approved an amendment to the stockholder rights plan.  The amendment increases, from 22.5% to 25.0%, the percentage of our common stock that a person or group of affiliated or associated persons may beneficially own without triggering the exercisability of the stockholder rights plan.  All other provisions of the stockholder rights plan remain unchanged.

On December 11, 2009, we received a letter from the Singer Trust informing us that as the result of the appointment of John B. Spirtos to our Board of Directors and our approval of the amendment to the stockholder rights plan the Singer Trust will vote in favor of the reelection of Philip Neches and Richard Ramlall to our Board of Directors at our 2010 annual meeting of stockholders and the Singer Trust will not seek or otherwise support additional stockholder protections or reforms at the meeting.

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

General economic factors, domestically and internationally, that impact the communications industry, could negatively affect our revenue and operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	24,305	10/31/12
Bradenton, Florida	150	5/31/10
Bath, England	5,100	9/26/10
London, England	7,765	3/24/10
Windsor, England	118	12/31/10
Bangalore, India	12,300	8/18/12
Munich, Germany	732	Month-to-month
Kuala Lumpur, Malaysia	1,042	7/14/10

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly through the Nasdaq National Market under the symbol “EVOL” on May 12, 1998. Prior to that date, there was no public market for our common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 4, 2010 was $6.97 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$2.88	$1.68	$5.24	$3.92
Second Quarter	$6.12	$2.36	$4.76	$3.92
Third Quarter	$7.04	$4.48	$4.50	$3.00
Fourth Quarter	$7.49	$5.85	$3.06	$1.56

As of March 4, 2010, there were approximately 33 holders of record of our common stock.

We have not declared or paid a cash dividend on our common stock. In addition, the terms of our revolving credit facility prohibits us from declaring dividends to our common stockholders without bank approval. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the DJ Wilshire MicroCap Software index, and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2004 and its relative performance is tracked through 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Evolving Systems, Inc., The NASDAQ Composite Index,

The RDG Software Composite Index And The DJ MicroCap Total Stock Market Software Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2009, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)

Revenue	$38,196	$37,821	$35,953	$33,833	$39,452
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and
amortization	13,185	13,919	14,260	13,036	16,070
Sales and marketing	7,696	8,500	8,557	8,962	9,643
General and administrative	5,737	5,676	5,862	5,138	6,818
Product development	3,530	3,607	2,376	3,072	1,921
Depreciation	632	847	899	1,169	1,443
Amortization	732	1,363	1,565	2,511	5,215
Impairment of goodwill and intangible assets (1)	—	—	—	16,516	—
Restructuring and other expense	—	—	(4)	(21)	(49)
Income (loss) from operations	6,684	3,909	2,438	(16,550)	(1,609)
Interest and other, net	(1,096)	(420)	(1,284)	(1,837)	(1,692)
Income tax expense (benefit)	764	560	556	(1,604)	(396)
Net income (loss)	$4,824	$2,929	$598	$(16,783)	$(2,905)

Basic income (loss) per share	$0.49	$0.30	$0.06	$(1.76)	$(0.32)
Diluted income (loss) per share	$0.48	$0.30	$0.06	$(1.76)	$(0.32)
Weighted average basic shares outstanding	9,816	9,695	9,599	9,550	9,348
Weighted average diluted shares outstanding	10,145	9,878	9,788	9,550	9,348

Working capital (6)	$4,774	$1,802	$1,395	$803	$447
Total assets (2)	45,837	45,411	53,727	51,338	67,398
Long-term debt, net of current portion (7)	1,500	4,883	8,686	11,370	14,373
Series B convertible redeemable preferred stock (4) (5)	—	—	5,587	11,281	11,281
Stockholders’ equity (3)	$28,469	$19,942	$17,928	$10,158	$22,124

(1)          In 2006, we recognized an impairment of $16.5 million on goodwill and amortizable intangible assets related to our license fees and services operating segment.

(2)          The decrease in total assets from 2005 to 2006 is primarily due to impairment of intangible assets, amortization of intangible assets, goodwill impairment, adjustments to goodwill related to the acquisitions of TSE and Evolving Systems U.K., foreign currency translation adjustments and use of cash to pay short-term obligations owed as a result of the acquisitions of TSE and Evolving Systems U.K.

(3)          The decrease in stockholders’ equity from 2005 to 2006 is primarily a result of the impairment of goodwill and intangible assets recorded during 2006.

(4)          The decrease in Series B convertible redeemable preferred stock and the increase in stockholders’ equity from 2006 to 2007 is primarily the result of holders of 487,916 shares of Series B Preferred Stock, with an aggregate carrying value of $5.7 million, converting their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock, during 2007.

(5)          On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 692,637 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  On March 19, 2008, a holder of 16,992 shares of Series B Preferred Stock with a carrying value of $0.2 million, which represented the remainder of the outstanding preferred stock, converted his shares of preferred stock into 25,488 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

(6)          During 2009 we reduced our senior term note by $2.0 million which was classified as a current liability at December 31, 2008.

(7)          During 2009, we paid $6.2 million to retire our subordinated notes, including accrued interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

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

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles. As a result, our license fees and services revenue fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

2009 HIGHLIGHTS

Consolidated revenue increased, for the third consecutive year, to $38.2 million from $37.8 million for the years ended December 31, 2009 and 2008, respectively.  This growth is primarily the result of increased revenue from our DSA solution and International NumeriTrack.

We reported net income of $4.8 million, $2.9 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. This is the third consecutive year in which we have reported net income.  The ending backlog of $20.8 million, represents our highest ending backlog for any year following our 2003 and 2004 acquisitions of Tertio, TSE and CMS.

Our Board of Directors approved a one-for-two reverse split of our common stock, as previously authorized and approved by our stockholders at the June 9, 2009 annual meeting, which took effect at 11:59 p.m. (Eastern time) on July 20, 2009 (the “Effective Time”). Our common stock began trading on a post-split basis on July 21, 2009. As a result of the reverse stock split, every two shares of our common stock was combined into one share of common stock. The reverse stock split affected all of our common stock outstanding immediately prior to the Effective Time of the reverse stock split as well as the number of shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options. Our common stock outstanding at June 30, 2009 was approximately 19.6 million shares. Adjusting for the reverse stock split, the common stock outstanding at June 30, 2009 was reduced to approximately 9.8 million shares. The number of authorized shares of common stock remains at 40.0 million. The reverse split did not affect the par value of our common stock which remains at $0.001. As a result of the reverse stock split, the stated capital on our balance sheet attributable to our common stock was reduced in proportion to the size of the reverse stock split. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Annual Report on Form 10-K reflect the reverse stock split for all periods presented.

We also had several significant improvements to our balance sheet during 2009.  Benefiting from our improved performance, working capital grew to $4.8 million at December 31, 2009 from $1.8 million at December 31, 2008 despite $2.0 million in existing cash used to reduce our senior term note and $6.2 million related to our subordinated notes, including accrued non-current interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2009 and 2008 are a result of the U.S. Dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years Ended December 31,
	2009 vs. 2008	2008 vs. 2007
	Increase/(Decrease)
Revenue	$(1,984)	$(323)
Costs of revenue and operating expenses	(3,035)	(1,534)
Operating income	$1,051	$1,211

The net effect of our foreign currency translations for the year ended December 31, 2009 was a $2.0 million decrease in revenue and a $3.0 million decrease in operating expenses versus the year ended December 31, 2008. The net effect of our foreign currency translations for the year ended December 31, 2008 was a $0.3 million decrease in revenue and a $1.5 million decrease in operating expenses versus the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2009	2008	Change	2008	2007	Change
Revenue:
License fees and services	$21,561	$20,324	$1,237	$20,324	$17,895	$2,429
Customer support	16,635	17,497	(862)	17,497	18,058	(561)
Total revenue	38,196	37,821	375	37,821	35,953	1,868

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	7,642	7,816	(174)	7,816	8,023	(207)
Costs of customer support, excluding depreciation and amortization	5,543	6,103	(560)	6,103	6,237	(134)
Sales and marketing	7,696	8,500	(804)	8,500	8,557	(57)
General and administrative	5,737	5,676	61	5,676	5,862	(186)
Product development	3,530	3,607	(77)	3,607	2,376	1,231
Depreciation	632	847	(215)	847	899	(52)
Amortization	732	1,363	(631)	1,363	1,565	(202)
Restructuring and other recovery	—	—	—	—	(4)	4
Total costs of revenue and operating expenses	31,512	33,912	(2,400)	33,912	33,515	397
Income from operations	6,684	3,909	2,775	3,909	2,438	1,471

Interest income	25	161	(136)	161	304	(143)
Interest expense	(547)	(1,171)	624	(1,171)	(1,747)	576
Other income	—	57	(57)	57	—	57
Gain (loss) on extinguishment of debt	—	(290)	290	(290)	42	(332)
Foreign currency exchange gain (loss)	(574)	823	(1,397)	823	117	706
Other income (expense), net	(1,096)	(420)	(676)	(420)	(1,284)	864

Income before income taxes	5,588	3,489	2,099	3,489	1,154	2,335
Income tax expense	764	560	204	560	556	4
Net income	$4,824	$2,929	$1,895	$2,929	$598	$2,331

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

	For the Years Ended December 31,
Revenue	2009	2008	2007
Activation	$23,307	$20,639	$19,533
Numbering solutions	12,823	13,270	11,919
Mediation	2,066	3,912	4,501
Total revenue	$38,196	$37,821	$35,953

License Fees and Services

License fees and services revenue increased 6%, or $1.2 million to $21.6 million for the year ended December 31, 2009 compared to $20.3 million for the year ended December 31, 2008.  The increase was a result of an increase of $2.7 million in revenue from our activation products, partially offset by a $1.4 million decrease in revenue from our mediation products and a $0.1 million decrease in revenue from our numbering solutions products. This growth in activation is due to increased revenue from our DSA solution. The $1.4 million decrease in mediation revenue is due to lower revenue from our existing mediation account base. The $0.1 million decrease in numbering solutions revenue is due to decreased sales of our legacy products, offset by increased sales of our International NumeriTrack solution. License fees and services revenue in 2009 was negatively affected by the strengthened U.S. Dollar.

License fees and services revenue increased 14%, or $2.4 million, to $20.3 million for the year ended December 31, 2008 compared to $17.9 million for the year ended December 31, 2007.  The increase was a result of an increase of $1.3 million in revenue from our numbering solutions products and an increase of $1.2 million in revenue from our activation products, partially offset by a $0.1 million decrease in revenue from our mediation products.  This growth is due to increased revenue from our DSA solution and our expansion into new international markets for both activation and numbering solutions (NumeriTrack), partially offset by slightly lower revenue from our existing mediation account base and the negative effects of foreign currency fluctuations during the fourth quarter of 2008.

Customer Support

Customer support revenue decreased 5%, or $0.9 million, to $16.6 million for the year ended December 31, 2009 from $17.5 million for the year ended December 31, 2008.  The decrease in customer support revenue was primarily the result of the strengthened U.S. Dollar and the cancellation of a mediation customer support contract.

Customer support revenue decreased 3%, or $0.6 million, to $17.5 million for the year ended December 31, 2008 from $18.1 million for the year ended December 31, 2007.  The decrease in customer support revenue was a result of the expiration of a mediation customer support contract.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $13.2 million, $13.9 million and $14.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 2%, or $0.2 million, to $7.6 million for the year ended December 31, 2009 from $7.8 million for the year ended December 31, 2008.  The decrease in costs was primarily due to the effects of the strengthened U.S. Dollar during 2009.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the year ended December 31, 2009 from 38% for the year ended December 31, 2008.  This decrease was primarily due to increased license sales in 2009 plus the aforementioned effects of the strengthened U.S. Dollar.

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

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 9%, or $0.6 million, to $5.5 million for the year ended December 31, 2009 from $6.1 million for the year ended December 31, 2008.  The decrease was primarily due to increased reliance on our less expensive Indian labor, the decrease in revenue and the effects of the strengthened U.S. Dollar during 2009. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 33% for the year ended December 31, 2009 from 35% for the year ended December 31, 2008. The decrease as a percentage of customer support revenue was primarily due to the effects of the strengthened U.S. Dollar partially offset by the decrease in customer support revenue.

Costs of revenue for customer support decreased 2%, or $0.1 million, to $6.1 million for the year ended December 31, 2008 from $6.2 million for the year ended December 31, 2007.  The decrease was primarily due to the effects of the strengthened U.S. Dollar during the fourth quarter of 2008. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained at 35% for the year ended December 31, 2008.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 9%, or $0.8 million, to $7.7 million for the year ended December 31, 2009 from $8.5 million for the year ended December 31, 2008.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2009 decreased to 20% from 22% for the year ended December 31, 2008.  These decreases were primarily the result of strengthened U.S. Dollar, partially offset by higher commission expense related to improved results.

Sales and marketing expenses decreased 1%, or $0.1 million, to $8.5 million for the year ended December 31, 2008 from $8.6 million for the year ended December 31, 2007.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2008 decreased to 22% from 24% for the year ended December 31, 2007.  These decreases were primarily the result of the lower occupancy and overhead expenses plus foreign currency effects partially offset by higher commission expense related to improved results.

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses increased 1%, or $61,000, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The slight increase in costs was primarily due to higher professional fees partially offset by lower bad debt expense. As a percentage of total revenue, general and administrative expenses remained at 15% for the years ended December 31, 2009 and 2008.

General and administrative expenses decreased 3%, or $0.2 million, to $5.7 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007.  As a percentage of total revenue, general and administrative expenses for the year ended December 31, 2008 decreased to 15% from 16% for the year ended December 31, 2007. These decreases were the result of lower professional fees, as well as lower landlord costs related to our headquarters facility lease, partially offset by higher bonus expense related to improved results from operations and increased bad debt expense.

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses decreased 2%, or $0.1 million, to $3.5 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008.  As a percentage of total revenue, product development expenses decreased to 9% in 2009 from 10% in 2008.  These decreases were the result of the strengthened U.S. Dollar during 2009, partially offset by increased product development efforts primarily on our DSA product.

Product development expenses increased 52%, or $1.2 million, to $3.6 million for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007.  As a percentage of total revenue, product development expenses increased to 10% in 2008 from 7% in 2007.  These increases were the result of increased investments made in our DSA product, Tertio product portfolio and our LNP core products.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 25%, to $0.6 million for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008.  This decrease was a result of certain assets becoming fully depreciated and the effects of the strengthened U.S. Dollar. As a percentage of revenue, depreciation expense remained at 2% for the years ended December 31, 2009 and 2008.

Depreciation expenses decreased 6%, to $0.8 million for the year ended December 31, 2008 from $0.9 million for the year ended December 31, 2007.  As a percentage of revenue, depreciation expense decreased to 2% for the year ended December 31, 2009 from 3% for the year ended December 31, 2008. These decreases were a result of certain assets becoming fully depreciated.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expenses decreased 46%, or $0.6 million, to $0.7 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008.  As a percentage of revenue, amortization expense decreased to 2% for the year ended December 31, 2009 from 4% for the year ended December 31, 2008. The decrease in amortization expense was due to all CMS, and some TSE intangible assets being fully amortized during 2008 and the effects of the strengthened U.S. Dollar.

Amortization expenses decreased 13%, or $0.2 million, to $1.4 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007.  The decrease in amortization expense was attributable to certain intangible assets becoming fully amortized. As a percentage of revenue, amortization expense remained at 4% for the years ended December 31, 2008 and 2007.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income for the year ended December 31, 2008 decreased $0.1 million to $25,000 for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The decrease was a result of lower rates of return earned on our cash balances.

Interest income for the year ended December 31, 2008 decreased $143,000 as compared to the year ended December 31, 2007 as a result of lower cash and cash equivalents balances resulting from additional principal payments we paid on long-term debt during 2008 as well as lower rates of return.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2009 decreased 53% or $0.6 million to $0.6 million as compared to $1.2 million for the year ended December 31, 2008.  This decrease was a result of lower debt balances due to the early retirement of our subordinated debt and accrued interest during 2009 and the continued payments on our senior term loan.

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

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists primarily of realized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  Foreign currency transaction expense increased $1.4 million to a foreign currency loss of $0.6 million for the year ended December 31, 2009 compared to a $0.8 million foreign currency gain for the year ended December 31, 2008.  These losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency (mainly U.S. Dollars), which caused losses as the British Pound Sterling strengthened during 2009.

Foreign currency transaction gain increased $0.7 million to a foreign currency gain of $0.8 million for the year ended December 31, 2008 compared to a $0.1 million foreign currency gain for the year ended December 31, 2007.  These gains were primarily generated in the fourth quarter by Evolving Systems U.K. transactions denominated in currencies other than its functional currency.

Income Tax Expense

We recorded net income tax expense of $0.8 million, $0.6 million and $0.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.  In the U.S. we have net operating loss carryforwards of $46.6 million which are used to offset most U.S. tax liabilities. Our current tax expense primarily relates to our foreign subsidiaries in the U.K., Germany and India as well as non-recoverable foreign withholding tax and Alternative Minimum Tax (“AMT”) due in the U.S.

We recorded net income tax expense of $0.8 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. The net income tax expense for the year ended December 31, 2009 of $0.8 million consisted of current tax expense of $1.0 million, partially offset by a deferred tax benefit of $0.2 million. The current tax expense for the year ended December 31, 2009, primarily related to our U.K. and India based operations and non-recoverable foreign withholding tax and AMT in the U.S. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations.  Our effective tax rate of 14% for the year ended December 31, 2009 was down from an effective rate of 16% for the year ended December 31, 2008.  This decrease in our effective tax rate relates principally to increased income in the U.S., where our tax rate is the least.

The net income tax expense for the year ended December 31, 2008 of $0.6 million consisted of current tax expense of $0.9 million, partially offset by a deferred tax benefit of $0.3 million. The current tax expense for the year ended December 31, 2008 primarily related to our U.K.-based operations and non-recoverable foreign withholding tax and AMT in the U.S. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations. Our effective tax rate of 16% for the year ended December 31, 2008 was down from an effective rate of 49% for the year ended December 31, 2007.  This decrease in our effective tax rate relates principally to a decreased effective tax rate at our U.K.-based operations.

The net income tax expense for the year ended December 31, 2007 of $0.6 million consisted of current tax expense of $0.9 million, partially offset by a deferred tax benefit of $0.3 million. The current tax expense for the year ended December 31, 2007, primarily related to our U.K.-based operations. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2009 and 2008, this deferred tax liability was $0.5 million and $0.7 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We recorded a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2009 and 2008 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards. We made our assessment of the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies. Should we continue to generate taxable income in the U.S., we may need to reassess our valuation allowance.

Effective January 1, 2007, we adopted a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of this adoption.

Upon adoption, we recorded an adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2009 and 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $4.8 million at December 31, 2009 reflects an increase of $3.0 million from our working capital position of $1.8 million at December 31, 2008.  Our working capital position increased at December 31, 2009 despite $6.2 million in existing cash used to retire our subordinated notes, including accrued non-current interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

These debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.  We were in compliance with all of our debt covenants as of December 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2009, our principal source of liquidity was $5.4 million in cash and cash equivalents and $4.5 million of unused availability under our revolving credit facilities.  The revolving credit facilities are available through February 2011.

Net cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 was $3.6 million, $5.5 million and $4.8 million, respectively.  Our increased profitability in 2009 was offset by optional pre-payments of accrued interest on our subordinated debt, which is classified as other long-term obligations and the change in the timing of our unearned revenue billings.

The primary contribution to the improvement in cash provided by operating activities for the year ended December 31, 2008 was due primarily to an improved net income of $2.9 million compared to net income of $0.6 million for the year ended December 31, 2007.  Additionally, the net change in operating assets and liabilities decreased $1.5 million in 2008 versus 2007.

Net cash used by investing activities was $0.5 million, $0.9 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  During 2009 and 2008, we purchased $0.5 million and $0.9 million in property and equipment to support operations. During 2007, we purchased $0.5 million in property and equipment to support operations, partially offset by reductions in restricted cash of $0.2 million.  Historically, capital expenditures have been financed by cash from operating activities.

Net cash used in financing activities was $4.3 million, $4.6 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The net cash used in financing activities during 2009 was primarily the result of net payments of long-term debt of $5.1 million, partially offset by cash received from the exercise of stock options of $0.8 million. The net cash used in financing activities during 2008 was primarily the result of $8.3 million of principal payments on long-term debt, offset by borrowings on our new senior term loan of approximately $3.7 million, net of issuance costs. The net cash used in financing activities during 2007 is the result of $2.1 million in principal payments on our senior debt facility.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2009 of $5.4 million;

•                  The availability under our revolving credit facility of $4.5 million at December 31, 2009;

•                  Our improved working capital balance of $4.8 million;

•                  Our demonstrated ability to generate positive operating cash flows;

•                  Our backlog of approximately $20.8 million, including $8.5 million in license fees and services and $12.3 million in customer support at December 31, 2009; and

•                  Our planned capital expenditures of less than $1.0 million during 2010.

Our revolving credit facility contains certain affirmative and negative covenants that, if breached, could result in any outstanding amounts becoming immediately due and payable. If we are required to pay the debt on an accelerated basis, it could have a significant adverse impact on our liquidity and financial condition.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the year ended December 31, 2009, the effect of exchange rate changes resulted in a $0.7 million increase to consolidated cash.  For the year ended December 31, 2008, the effect of exchange rate changes resulted in a $1.5 million reduction to consolidated cash.    We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2009, which are comprised of a capital lease, operating leases and principal and interest payments on our current and long-term debt, assuming no prepayments are made (in thousands).

	Payments due by period
	Total	2010	2011	2012	2013 and thereafter
Long-term debt	$1,500	$—	$1,500	$—	$—
Current debt	333	333	—	—	—
Interest on debt (1)	65	56	9	—	—
Capital lease	68	30	30	8	—
Operating leases	2,157	886	712	559	—
Total commitments	$4,123	$1,305	$2,251	$567	$—

(1)  Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2009 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2009 will remain unchanged in future periods.

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

Revenue Recognition

We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We

recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

On January 1, 2007, we recorded a transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2009 and 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

Intangible Assets

We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill.  We amortize certain intangible assets over their estimated lives.

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

Capitalization of Internal Software Development Costs

We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review.

We did not capitalize any internal software development costs during the years ended December 31, 2009, 2008, or 2007. In addition, we did not have any capitalized internal software development costs included in our December 31, 2009 and 2008 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB

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

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2010. The Company does not believe that the adoption of the amended guidance in ASC 605-25 and ASC 985-605 will have a significant effect on its consolidated financial statements.

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

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate facilities based on Prime Rate.  Fluctuations in Prime Rate affect our interest rate risk.  We currently have $1.5 million outstanding under these credit facilities, but future borrowings will subject us to interest rate risk.

We are exposed to fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies.  In addition, we and our operating subsidiaries are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as revenue and related accounts receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We record cumulative translation adjustments in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2009	2008
Great British pound	0.62792	0.69096
Indian rupee	46.75082	49.21259

	For the Years Ended December 31,
Average rates:	2009	2008	2007
Great British pound	0.64138	0.54485	0.49992
Indian rupee	48.44708	43.30325	41.28177

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Denver, Colorado

March 8, 2010

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,369	$5,783
Contract receivables, net of allowance for doubtful accounts of $534 at December 31, 2009 and 2008	11,344	11,484
Unbilled work-in-progress	1,720	1,910
Deferred income taxes	8	5
Prepaid and other current assets	1,909	1,304
Total current assets	20,350	20,486
Property and equipment, net	1,196	1,277
Amortizable intangible assets, net	1,864	2,374
Goodwill	22,295	20,811
Long-term restricted cash	50	100
Long-term deferred income taxes	—	56
Other long-term assets	82	307
Total assets	$45,837	$45,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$24	$21
Current portion of long-term debt	333	2,000
Accounts payable and accrued liabilities	4,502	5,198
Deferred income taxes	29	20
Unearned revenue	10,688	11,445
Total current liabilities	15,576	18,684
Long-term liabilities:
Capital lease obligations, net of current portion	35	59
Other long-term obligations	—	1,402
Long-term debt, net of current portion	1,500	4,883
Deferred income taxes	257	441
Total liabilities	17,368	25,469

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 9,930,682 and 9,753,392 shares issued and outstanding as of December 31, 2009 and 2008, respectively	10	10
Additional paid-in capital	83,499	81,824
Accumulated other comprehensive loss	(3,242)	(5,270)
Accumulated deficit	(51,798)	(56,622)
Total stockholders’ equity	28,469	19,942
Total liabilities and stockholders’ equity	$45,837	$45,411

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2009	2008	2007
REVENUE
License fees and services	$21,561	$20,324	$17,895
Customer support	16,635	17,497	18,058
Total revenue	38,196	37,821	35,953

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	7,642	7,816	8,023
Costs of customer support, excluding depreciation and amortization	5,543	6,103	6,237
Sales and marketing	7,696	8,500	8,557
General and administrative	5,737	5,676	5,862
Product development	3,530	3,607	2,376
Depreciation	632	847	899
Amortization	732	1,363	1,565
Restructuring and other recovery	—	—	(4)
Total costs of revenue and operating expenses	31,512	33,912	33,515

Income from operations	6,684	3,909	2,438

Other income (expense)
Interest income	25	161	304
Interest expense	(547)	(1,171)	(1,747)
Other income	—	57	—
Gain (loss) on extinguishment of debt	—	(290)	42
Foreign currency exchange gain (loss)	(574)	823	117
Other income (expense), net	(1,096)	(420)	(1,284)

Income before income taxes	5,588	3,489	1,154
Income tax expense	764	560	556
Net income	$4,824	$2,929	$598

Basic income per common share	$0.49	$0.30	$0.06

Diluted income per common share	$0.48	$0.30	$0.06

Weighted average basic shares outstanding	9,816	9,695	9,599
Weighted average diluted shares outstanding	10,145	9,878	9,788

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2006	8,116,823	$8	$68,833	$1,466	$(60,149)	$10,158
Stock option exercises	9,844	—	19	—	—	19
Common Stock issued pursuant to the Employee Stock Purchase Plan	30,094	—	71	—	—	71
Stock-based compensation expense		—	710	—	—	710
Preferred stock conversion	731,873	1	5,693	—	—	5,694
Restricted stock issuance	68,750	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	598
Foreign currency translation adjustment	—	—	—	678
Comprehensive income						1,276
Balance at December 31, 2007	8,957,384	9	75,326	2,144	(59,551)	17,928
Stock option exercises	2,527	—	4	—	—	4
Common Stock issued pursuant to the Employee Stock Purchase Plan	22,856	—	69	—	—	69
Stock-based compensation expense		—	839	—	—	839
Preferred stock conversion	718,125	1	5,586	—	—	5,587
Restricted stock issuance	52,500	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	2,929
Foreign currency translation adjustment	—	—	—	(7,414)
Comprehensive loss						(4,485)
Balance at December 31, 2008	9,753,392	10	81,824	(5,270)	(56,622)	19,942
Stock option exercises	141,804	—	743	—	—	743
Common Stock issued pursuant to the Employee Stock Purchase Plan	35,486	—	68	—	—	68
Stock-based compensation expense	—	—	864	—	—	864
Comprehensive income (loss):
Net income	—	—	—	—	4,824
Foreign currency translation adjustment	—	—	—	2,028	—
Comprehensive income						6,852
Balance at December 31, 2009	9,930,682	$10	$83,499	$(3,242)	$(51,798)	$28,469

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,824	$2,929	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	632	847	899
Amortization of intangible assets	732	1,363	1,565
Amortization of debt issuance costs	142	147	235
Stock-based compensation expense	864	839	710
Gain on disposal of property and equipment	—	—	(4)
(Gain) loss on extinguishment of debt	—	290	(42)
Unrealized foreign currency transaction (gains) and losses, net	574	(823)	(117)
Provision for (recovery of) bad debt	—	512	(5)
Benefit from foreign deferred income taxes	(197)	(320)	(279)
Change in operating assets and liabilities:
Contract receivables	(283)	(1,007)	(1,265)
Unbilled work-in-progress	341	(1,465)	153
Prepaid and other assets	(525)	(291)	327
Accounts payable and accrued liabilities	(939)	607	778
Unearned revenue	(1,118)	1,989	492
Other long-term obligations	(1,403)	(73)	728
Net cash provided by operating activities	3,644	5,544	4,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(524)	(898)	(546)
Proceeds from sale of property and equipment	—	—	4
Business combinations and earnout payments	—	—	(24)
Restricted cash	50	—	200
Net cash used in investing activities	(474)	(898)	(366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(21)	(20)	(21)
Principal payments on long-term debt	(6,550)	(8,298)	(2,141)
Proceeds from issuance of long-term debt	1,469	4,000	—
Payments for debt issuance costs	—	(347)	—
Proceeds from the issuance of stock	811	72	89
Net cash used in financing activities	(4,291)	(4,593)	(2,073)

Effect of exchange rate changes on cash	707	(1,541)	(139)

Net increase (decrease) in cash and cash equivalents	(414)	(1,488)	2,195
Cash and cash equivalents at beginning of year	5,783	7,271	5,076
Cash and cash equivalents at end of year	$5,369	$5,783	$7,271

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1,822	$1,096	$819
Income taxes paid	844	671	180
Conversion of preferred stock into common stock	—	5,587	5,694
Property and equipment acquired under capital lease agreements	—	—	84
Property and equipment purchased and included in accounts payable	10	99	792

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - We are a provider of software solutions and services to the wireless, wireline and IP cable markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in four core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; SIM card activation solutions used to dynamically allocate and assign resources to a wireless device when it is first used, and mediation solutions supporting data collection for both service assurance and billing applications.

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

Cash and Cash Equivalents - All highly liquid investments and investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value. We have cash investment policies that limit investments to investment grade securities and certificates of deposit. Cash balances in UK and India as of December 31, 2009 were $3.5 million and $0.3 million, respectively, and as of December 31, 2008 were $4.6 million and $0.1 million, respectively.

Restricted Cash - As of December 31, 2009 and 2008, we had $50,000 and $100,000, respectively, of restricted cash, related to our headquarters lease. The restricted cash requirement was reduced by $50,000 during 2009 as part of the lease with our existing landlord.  The remainder of the restricted cash will become unrestricted within 60 days of the expiration of our lease.

Contract Receivables and Allowance for Doubtful Accounts - Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in accounts receivable. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

The following table reflects the activity in the allowance for doubtful accounts:

				Write-	Effects of
		Balance at	Bad Debt	Offs Charged	Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2009	Allowance for doubtful accounts	$534	$—	$—	$—	$534
2008	Allowance for doubtful accounts	$66	$512	$(28)	$(16)	$534
2007	Allowance for doubtful accounts	$70	$(5)	$—	$1	$66

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

A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry.  The following tables depict the percentage of revenue and percentage of contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2009	2008	2007
Customer A— U.S.	19%	20%	22%
Customer B — U.K. (1)	—	14%	13%
Total % of Revenue	19%	34%	35%

(1)  Customer B contributed revenue in 2009, but less than the 10% threshold.

	December 31,
	2009	2008
Customer A — U.S.	38%	45%
Total % of contract receivables and unbilled work-in-progress	38%	45%

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). No losses related to such balances have been incurred to date. In October 2008, through the temporary Transaction Account Guarantee Program (“TAGP”), full coverage is offered for non-interest bearing deposit accounts at FDIC-insured institutions that agree to participate in the program and will remain in effect for participating institutions until June 30, 2010. As of December 31, 2009 and 2008, our U.S. funds are held with a bank that is participating in the TAGP.

Our funds not under any FDIC or TAGP program were $3.9 million and $4.7 million as of December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of December 31, 2009, we estimated the fair value of our fixed rate senior term loan and revolver was $0.3 million and $1.5 million. As of December 31, 2008, we estimated the fair value of our fixed rate senior term loan and subordinated notes was $2.4 million and $6.0 million, respectively.

Revenue Recognition - We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs - All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $304,000, $338,000 and $322,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Capitalization of Internal Software Development Costs - We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review.

We did not capitalize any internal software development costs during the years ended December 31, 2009, 2008, or 2007. In addition, we did not have any capitalized internal software development costs included in our December 31, 2009 and 2008 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Income Taxes - Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

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

On January 1, 2007, we recorded a transition adjustment consisting of a $0.4 million decrease in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance.  As of December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements - In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in FASB ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. The Company does not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2010. The Company does not believe that the adoption of the amended guidance in ASC 605-25 and ASC 985-605 will have a significant effect on its consolidated financial statements.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2007	$—	$9,118	$6,033	$11,266	$26,417
Effects of changes in foreign currency exchange rates	—	(2,508)	—	(3,098)	(5,606)
Balance as of December 31, 2008	$—	$6,610	$6,033	$8,168	$20,811
Effects of changes in foreign currency exchange rates	—	664	—	820	1,484
Balance as of December 31, 2009	$—	$7,274	$6,033	$8,988	$22,295

We conducted our annual goodwill impairment test as of July 31, 2009, and we determined that goodwill was not impaired as of the test date. From July 31, 2009 through December 31, 2009, we believe no events have occurred that may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of December 31, 2009 and 2008, identifiable intangibles were as follows (in thousands):

	December 31, 2009			December 31, 2008			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,712	$1,287	$425	$1,583	$902	$681	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	715	357	358	649	232	417	7.0 yrs
Business partnerships	116	82	34	106	53	53	5.0 yrs
Customer relationships	3,177	2,130	1,047	2,986	1,763	1,223	5.3 yrs
	$5,947	$4,083	$1,864	$5,551	$3,177	$2,374	5.2 yrs

(1)     Increases in intangible values as of December 31, 2009 compared to December 31, 2008 are the direct result of changes in foreign currency exchange rates for the years then ended.

Amortization expense of identifiable intangible assets was $0.7 million, $1.4 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2009 was as follows (in thousands):

Years ending
2010	$708
2011	555
2012	401
2013	200
$1,864

NOTE 3 - BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2009	2008
Property and equipment:
Computer equipment and purchased software	$20,303	$25,769
Furniture, fixtures and leasehold improvements	2,437	2,610
	22,740	28,379
Less accumulated depreciation	(21,544)	(27,102)
	$1,196	$1,277

	2009	2008
Assets acquired under capital lease:
Original book value	$58	$58
Accumulated amortization	(39)	(24)
Net book value	$19	$34

Depreciation expense was $0.6 million, $0.8 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Included in property and equipment at December 31, 2009 and 2008 are assets under capital lease. Depreciation expense related to assets under capital leases was $15,000, $14,000 and $21,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008
Accounts payable and accrued liabilities:
Accounts payable	$1,008	$760
Accrued compensation and related expenses	2,227	2,101
Accrued liabilities	1,267	2,337
	$4,502	$5,198

NOTE 4 - LONG-TERM DEBT

Our notes payable consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$333	$2,333

$3.5 million U.K. revolving credit facility payable to financial institution, interest at Prime Rate plus 0.5%; interest rate was 3.75% at December 31, 2009. Interest is payable monthly with remaining principal due February 22, 2011. The loan is secured by substantially all of our assets.	1,500	—

Long-term unsecured subordinated notes payable, interest ranges from 11-14% with a weighted average rate of 12.62% and 13.72% at December 31, 2009 and December 31, 2008, respectively. Paid in full on November 19, 2009.	—	4,550
Total debt	1,833	6,883
Less current portion	(333)	(2,000)
Long-term debt, excluding current portion	$1,500	$4,883

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

We used proceeds from the $4.0 million senior term loan to pay down our existing senior term note balance of approximately $3.8 million.  The $4.0 million senior term loan bears interest at a fixed rate of 8.25% and is payable in 24 equal monthly installments of principal, plus all accrued interest, beginning March 10, 2008, and was paid in full on February 22, 2010.  The senior term loan is secured by substantially all assets of Evolving Systems, Inc. and subjects us to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.

The remaining scheduled principal payments as of December 31, 2009 on our debt are as follows (in thousands):

Years ending December 31,
2010	$333
2011	1,500
$1,833

Our $2.5 million U.S. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31,

2009.  Borrowings under the senior revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to the same covenants as the senior term loan.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of December 31, 2009, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31, 2009.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to the same covenants as the Senior Term Loan.  All accrued interest on outstanding borrowings under the Senior Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of December 31, 2009, we had $2.0 million in availability and $1.5 million outstanding under this U.K. Revolving Facility.

During 2009, we made optional pre-payments of $6.2 million against our subordinated notes, including accrued non-current interest. The notes were paid in full as of November 19, 2009. All of the payments were unscheduled and reduced balances that otherwise would have been classified as long-term as of December 31, 2009.

In connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our senior debt of approximately $0.3 million.  Capitalized debt issuance costs are amortized over the term of the senior debt.

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

We were in compliance with all of our debt covenants as of December 31, 2009 and 2008.

NOTE 5 - INCOME TAXES

The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31
	2009	2008	2007
Domestic	$1,638	$(115)	$(2,398)
Foreign	3,950	3,604	3,552
Total	$5,588	$3,489	$1,154

The expense (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31
	2009	2008	2007
Current:
Federal	$38	$25	$—
Foreign	923	855	835
State	—	—	—
Total current	$961	$880	$835
Deferred:
Federal	$—	$—	$—
Foreign	(197)	(320)	(279)
State	—	—	—
Total deferred	(197)	(320)	(279)
Total	$764	$560	$556

As of December 31, 2009 and 2008, we had net operating loss carryforwards (“NOL”) of approximately $46.6 million and

$49.5 million, respectively, related to U.S. federal and state jurisdictions.  The federal net operating loss expires at various times beginning in 2019 and ending in 2029.  In addition, we have research and experimentation credit carryforwards of approximately $0.8 million which may expire at various times beginning in 2012.  Of our $46.6 million NOL, $9.6 million of the NOL is related to stock compensation expense, the benefit of which, if realized, will be an increase to equity as opposed to a reduction in tax expense.  For the years ended December 31, 2009 and 2008, Evolving Systems was subject to alternative minimum tax in the amount of $38,000 and $25,000, respectively.  A deferred tax asset in this amount has been established but has a full valuation allowance against it at this time.  The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in ownership occur.  Changes in our ownership have occurred that will limit the future utilization of the NOL’s.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,398	$18,493
Research & experimentation credit carryforwards	841	854
Equity compensation	603	422
AMT Credit	73	81
Depreciable assets	417	409
Acquired intangibles	594	673
Other	160	136
Total deferred tax assets	$20,086	$21,068

Deferred tax liabilities
Undistributed foreign earnings	$(904)	$(698)
Acquired intangibles	(522)	(691)
Total deferred tax liability	(1,426)	(1,389)
Net deferred tax assets, before valuation allowance	18,660	19,679
Valuation allowance	(18,938)	(20,079)
Net deferred tax liability	$(278)	$(400)

Financial statement classification:
Current deferred tax asset/liability	$(21)	$(15)
Long-term deferred tax liability	(257)	(385)
Net deferred tax liability	$(278)	$(400)

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2009 and 2008, this deferred tax liability was $0.5 million and $0.7 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
U.S. federal income tax expense at statutory rates	$1,902	$1,186	$393
State income tax expense (benefit), net of federal impact	98	28	(50)
Goodwill impairment	—	—	—
Non-deductible meals	8	10	13
Foreign rate differential	63	(61)	(4)
Foreign deemed dividends	303	125	63
Change in valuation allowance	(1,141)	(351)	(47)
Equity compensation	27	118	79
Research and development expenses	(644)	(564)	(312)
FIN 48 adjustment	—	—	433
Foreign taxes	122	84	33
Other, net	26	(15)	(45)
Income tax expense	$764	$560	$556

Effective January 1, 2007, we adopted a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of the adoption of this provision.

On January 1, 2007, we recorded a decrease of $0.4 million in our deferred tax assets related to Research and Development Tax Credits that was offset by a corresponding decrease in our valuation allowance as we determined that it was not more likely than not that our deferred tax assets will be realized.  As of December 31, 2009 and 2008, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. which is used for offshore product development.  We were granted a tax holiday by India which extends through March 2010.  Under the terms of the tax holiday, we are only liable for a Minimum Alternative Tax (“MAT”).

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

Based on the specific features of the Series B Preferred Stock, the issuance date fair value was estimated to be approximately the same as its value upon redemption, which is the same as its value upon liquidation. The Series B Preferred Stock was entitled to dividends on an as-converted basis with the common stock and was, therefore, considered a participating security and shares issuable upon conversion were included in weighted average shares outstanding for purposes of calculating basic earnings per share.  Upon the occurrence of certain material events (liquidation, merger, etc.), the holders of Series B Preferred Stock were entitled to receive a preference payment that was senior to the common stock, but subordinate to our senior and unsecured subordinate debt, equal to the sum of the number of shares of common stock into which each share of Series B Preferred Stock is convertible as of the date of such event multiplied by $3.89 per share (subject to adjustment for stock splits and combinations), or $0 at December 31, 2009 and 2008.

(b)                                  Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In connection with the Evolving Systems U.K. acquisition, we issued 966,666 shares of Series B Preferred Stock.  As of December 31, 2009 no shares of Series B Preferred Stock are outstanding.

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

On February 25, 2008 we entered into a Standstill Agreement (the “Standstill Agreement”) with Karen Singer, Trustee of the Singer Children’s Management Trust (the “Singer Trust”) in which the Board of Directors agreed to appoint two independent members to the Board of Directors and to waive the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”), as it related to the Singer Trust’s acquisition of our stock, provided that the Singer Trust and its affiliates would beneficially own less than 20% of our outstanding shares.  In exchange, the Singer Trust agreed for a period of 18 months following the appointment of the Singer Nominees to the Board of Directors (the “Standstill Period”), not to seek or propose, among other things, an acquisition of the Company, a business combination or any other extraordinary transaction with respect to the Company.  The Singer Trust also agreed that during the Standstill Period it would not nominate any person as a director of the Company (other than the Singer Nominees) or propose any matter to be voted on by stockholders of the Company and it would vote its shares in favor of the Company’s nominees for directors. The Standstill Agreement expired on September 30, 2009.

On March 4, 2009 our Board of Directors adopted a Stockholder Rights Plan (the “Rights Agreement) that is designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders.  The Rights Agreement was not adopted in response to any unsolicited offer or takeover attempt. Under the plan, each common stockholder at the close of business on March 16, 2009 received a dividend of one right for each share of our common stock held of record on that date.  Each right will entitle the holder to purchase, in certain circumstances, two one-hundredths of a share of newly-created Series C junior participating preferred stock for an initial purchase price of $8.00 per share. The rights distribution will not be taxable to stockholders and the distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive to or affect our reported per share results. The rights will generally become exercisable ten business days after any person has become the beneficial owner of 22.5% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 22.5% or more of our common stock.

On December 10, 2009, the Board of Directors approved an amendment to the Rights Agreement.  The amendment increases, from 22.5% to 25.0%, the percentage of our common stock that a person or group of affiliated or associated persons may beneficially own without triggering the exercisability of the Rights Agreement.  All other provisions of the Rights Agreement remain unchanged.

On December 11, 2009, we received a letter from the Singer Trust informing us that as the result of the appointment of John B. Spirtos to our Board of Directors and our approval of the amendment to the Rights Agreement the Singer Trust will vote in favor of the reelection of Philip Neches and Richard Ramlall to our Board of Directors at our 2010 annual meeting of stockholders and the Singer Trust will not seek or otherwise support additional stockholder protections or reforms at the meeting.

NOTE 7  — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Cost of license fees and services, excluding depreciation and amortization	$67	$62	$59
Cost of customer support, excluding depreciation and amortization	8	7	2
Sales and marketing	142	137	151
General and administrative	557	551	478
Product development	90	82	20
	$864	$839	$710

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, and after the reverse stock split, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.    At December 31, 2009 and 2008, 1.7 million and 1.8 million options remained outstanding under the Option Plan, respectively.

In March 2007 upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv) the board of directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At December 31, 2009 and 2008, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  As a result of the reverse stock split on July 21, 2009, a maximum of 1,000,000 shares can be issued under the 2007 Stock Plan. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.  At December 31, 2009 and 2008, 0.6 million and 0.5 million options remained outstanding under the 2007 Stock Plan, respectively.

In December 2008, under the 2007 Stock Plan, we awarded a total of 52,500 shares of restricted stock to members of our board of directors and senior management. During the years ended December 31, 2009 and 2008, 42,000 and 28,000 shares of restricted stock vested, respectively.  There were no forfeitures of restricted stock during the years ended December 31, 2009 or 2008. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock awards are released generally over four years for senior management and over one year for board members.

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

	For the Years Ended December 31,
	2009	2008	2007
Expected term (years)	5.4	6.1	6.1
Risk-free interest rate	2.38%	1.77%	3.98%
Expected volatility	77.32%	83.95%	105.74%
Expected dividend yield	0%	0%	0%

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2009:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	2,327	$5.62		$78
Options granted	90	$3.87
Less options forfeited	(3)	$1.97
Less options expired	(8)	$7.13
Less options exercised	(142)	$5.25
Options outstanding at December 31, 2009	2,264	$5.57	5.17	$4,304

Options exercisable at December 31, 2009	1,965	$5.92	4.65	$3,411

The following is a summary of stock options outstanding under the plans as of December 31, 2009:

Stock Options Outstanding				Stock Options Exercisable
		Weighted Avg.
	Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices	(in thousands)	(years)	Price	(in thousands)	Price
$1.16 - $1.90	461	5.60	$1.50	333	$1.47
$2.04 - $4.30	654	5.86	$4.02	616	$4.06
$4.34 - $5.70	494	5.05	$5.09	376	$5.23
$5.86 - $9.28	519	4.29	$7.64	504	$7.67
$10.08 - $28.30	136	4.07	$20.55	136	$20.55
	2,264	5.17	$5.57	1,965	$5.92

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.53, $1.48 and $3.66 respectively.

As of December 31, 2009, there were approximately $0.9 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $5,000 and $23,000, respectively.  The total fair value of stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $0.9 million, $1.0 million and $0.7 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $61,000, $58,000 and $41,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash received from stock option exercises was $0.7 million, $4,000 and $19,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Prior to the adoption of SFAS 123R on January 1, 2006, we applied the intrinsic-value-based method in accounting for the recognition of employee stock-based compensation arrangements and the fair value method for disclosure purposes.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 (adjusted for the reverse stock split) shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross salaries withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares in any offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period.  As of December 31, 2009, there were 88,000 shares available for purchase.  For the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense of $20,000, $21,000 and  $22,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period based upon employee participation.

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

	For the Years Ended December 31,
	2009	2008	2007
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.12%	0.86%	4.58%
Expected volatility	65.30%	66.81%	67.52%
Expected dividend yield	0%	0%	0%

Cash received from employee stock plan purchases was $68,000, $69,000 and $71,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  We issued shares related to the ESPP of 35,000, 23,000 and 30,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8  — BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Employees may contribute up to 20% of gross compensation not to exceed the maximum statutory contribution amount. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the year ended December 31, 2007, we made a discretionary matching contribution using funds available in the 401(k) Plan’s forfeiture account. For the year ended December 31, 2008, we made a matching contribution using our cash balances of $0.2 million during the first quarter of 2009. For the year ended December 31, 2009, we will make a matching contribution using our cash balances. This contribution will be made in the first quarter of 2010.

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

During 2009, 2008 and 2007, we recorded a consolidated expense of $0.5 million for each period, under the aforementioned plans.

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

	For the Years Ended December 31,
	2009	2008	2007
Basic income per common and preferred share:
Net income available to common and preferred stockholders	$4,824	$2,929	$598
Weighted average common shares outstanding	9,816	9,571	7,868
Participating securities	—	124	1,731
Basic weighted average shares outstanding	9,816	9,695	9,599
Basic income per common and preferred share	$0.49	$0.30	$0.06

Diluted income per common and preferred share:

Net income available to common and preferred stockholders	$4,824	$2,929	$598
Weighted average common shares outstanding	9,816	9,571	7,868
Participating securities	—	124	1,731
Effect of dilutive securities — options	329	183	189
Diluted weighted average shares outstanding	10,145	9,878	9,788
Diluted income per common and preferred share	$0.48	$0.30	$0.06

Weighted average options to purchase 1.1 million, 3.5 million and 3.2 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 10  — COMMITMENTS AND CONTINGENCIES

(a)                                  Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters; the London and Bath, England and Munich, Germany offices which were assumed as part of the Evolving Systems U.K. acquisition; the Bangalore, India office; the Kuala Lumpur, Malaysia office and the Windsor, England office. Rent expense was $1.1 million, $1.1 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is net of sublease rental income of $7,000, $0 and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1.  We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2009 are as follows (in thousands):

	Operating Leases	Capital Leases
2010	$886	$30
2011	712	30
2012	559	8
Total minimum lease payments	$2,157	68
Less: Amount representing interest		(9)
Principal balance of capital lease obligations		59
Less: Current portion of capital lease obligations		(24)
Long-term portion of capital lease obligations		$35

(b)                                  Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2009 and 2008.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2009 and 2008.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2009 and 2008.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2009 and 2008.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (“TSE”) and CMS Communications, Inc. (“CMS”), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, we did not record any liabilities for these agreements as of December 31, 2009 and 2008.

(c)                                  Litigation

During the fourth quarter of 2006, a previous vendor filed a complaint in the Superior Court of New Jersey against us asserting we breached certain provisions of a license agreement.  On April 10, 2009, we settled our litigation with this previous vendor for an immaterial amount and the matter pending in the United States District Court of New Jersey was dismissed with prejudice.

We are involved in various other legal matters arising in the normal course of business.  We recorded losses, including estimated costs to defend, for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11  — SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (“CODM”). These chief operating decision makers review revenue by segment and review overall results of operations.

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (“L&S”) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development and integration services.  Customer support (“CS”) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenue
License fees and services	$21,561	$20,324	$17,895
Customer support	16,635	17,497	18,058
Total revenue	38,196	37,821	35,953

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	13,919	12,508	9,872
Customer support	11,092	11,394	11,821
	25,011	23,902	21,693
Unallocated Costs
Other operating expenses	16,963	17,783	16,795
Depreciation and amortization	1,364	2,210	2,464
Restructuring and other recovery	—	—	(4)
Interest income	(25)	(161)	(304)
Interest expense	547	1,171	1,747
Other income	—	(57)	—
(Gain) loss on extinguishment of debt	—	290	(42)
Foreign currency exchange (gain) loss	574	(823)	(117)
Income before income taxes	$5,588	$3,489	$1,154

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenue to individual countries.  We provide products and services on a global basis through our office in Colorado and U.K.-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore, India, provide software development services to our global operations.  Financial information relating to operations by geographic region, is as follows (in thousands):

	For the Year Ended December 31, 2009
	L&S	CS	Total
Revenue
United States	$2,005	$9,201	$11,206
United Kingdom	2,650	2,124	4,774
Indonesia	2,966	123	3,089
Nigeria	2,606	285	2,891
Other	11,334	4,902	16,236
Total revenue	$21,561	$16,635	$38,196

	For the Year Ended December 31, 2008
	L&S	CS	Total
Revenue
United States	$2,569	$10,221	$12,790
United Kingdom	5,354	2,485	7,839
Other	12,401	4,791	17,192
Total revenue	$20,324	$17,497	$37,821

	For the Year Ended December 31, 2007
	L&S	CS	Total
Revenue
United States	$2,619	$10,744	$13,363
United Kingdom	6,144	2,863	9,007
Other	9,132	4,451	13,583
Total revenue	$17,895	$18,058	$35,953

	December 31,	December 31,
	2009	2008
Long-lived assets, net
United States	$6,759	$7,060
United Kingdom	18,422	17,327
Other	174	75
	$25,355	$24,462

Revenue related to our product lines is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenue
Activation	$23,307	$20,639	$19,533
Numbering solutions	12,823	13,270	11,919
Mediation	2,066	3,912	4,501
Total revenue	$38,196	$37,821	$35,953

NOTE 12  — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2009
Total revenue	$8,843	$9,629	$9,913	$9,811
Less: cost of revenue and operating expenses	7,452	7,834	8,287	7,939
Income from operations	1,391	1,795	1,626	1,872
Income (loss) before income taxes	974	1,155	1,708	1,751
Net income (loss)	$969	$1,102	$1,328	$1,425
Net income (loss) per common and preferred share:
Basic	$0.10	$0.11	$0.14	$0.14
Diluted	$0.10	$0.11	$0.13	$0.14

Year Ended December 31, 2008
Total revenue	$9,127	$9,645	$9,029	$10,020
Less: cost of revenue and operating expenses	9,007	8,545	8,195	8,165
Income from operations	120	1,100	834	1,855
Income (loss) before income taxes	(318)	888	715	2,204
Net income (loss)	$(244)	$775	$593	$1,805
Net income (loss) per common and preferred share:
Basic	$(0.02)	$0.08	$0.06	$0.18
Diluted	$(0.02)	$0.08	$0.06	$0.18

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective January 1, 2008, we entered into a one-year consulting agreement with Stephen K. Gartside, Jr., our previous President and CEO and current Chairman of the Board.  Under the agreement, we paid Mr. Gartside a fee of $20,000 for consulting services provided to us during 2008.  We had current obligations in the consolidated balance sheets, under the agreement, of $5,000 as of December 31, 2008.  We recorded $20,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2008.  This contract terminated December 31, 2008.

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets, under the agreement of $2,000 as of December 31, 2009. We recorded approximately $2,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2009.

NOTE 14 — SUBSEQUENT EVENTS

We evaluated our December 31, 2009 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting.  During the three and twelve months ended December 31, 2009, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2010 Proxy Statement, anticipated to be filed within 120 days of December 31, 2009, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2010 Proxy Statement, anticipated to be filed within 120 days of December 31, 2009, entitled “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2010 Proxy Statement, anticipated to be filed within 120 days of December 31, 2009, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2010 Proxy Statement, anticipated to be filed within 120 days of December 31, 2009, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2010 Proxy Statement, anticipated to be filed within 120 days of December 31, 2009, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1(d)	Certificate of Designation for the Series C Junior Participating Preferred Stock, as filed as Exhibit 3.1(d) to the Registrant’s Form 8-K filed March 9, 2009 and incorporated herein by reference.
3.1(e)	Certificate of Elimination of the Series A Junior Participating Preferred Stock, as filed as Exhibit 3.1(e) to the Registrant’s

Form 8-K filed March 9, 2009 and incorporated herein by reference.
3.1(f)

Certificate of Amendment to the Restated Certificate of Incorporation of Evolving Systems, Inc, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on July 21, 2009 and incorporated herein by reference.

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
4.3

Rights Agreement dated as of March 4, 2009, by and between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC, as filed as Exhibit 4 .1 to the Registrant’s Form 8-K filed on March 9, 2009 and incorporated herein by reference.

4.4	First Amendment to Rights Agreement dated as of December 10, 2009, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC (filed herewith).
10.1† *	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.1(a)	Loan and Security Agreement between Evolving Systems, Inc. and Bridge Bank, N.A., as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
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

10.3† *	Employee Stock Purchase Plan.
10.4	Consulting Agreement entered into with Stephen K. Gartside, Jr., as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.5	Form of Amendment to Indemnification Agreement, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.6	Form of Change in Control Agreement, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.7	Form of Executive Officer 2008 Compensation Agreement, as filed as Exhibit 10.4 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.8	Consulting Agreement entered into with George A. Hallenbeck, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 15, 2009 and incorporated herein by reference.
10.9	Letter from Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December

14, 2009 and incorporated herein by reference.
10.10†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.20(a)*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(b)*	Amendment to Management Change in Control Agreement — Brian R. Ervine as filed as Exhibit 10.20(b) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(c)*	Amendment to Management Change in Control Agreement — Anita T. Moseley as filed as Exhibit 10.20(c) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(d)*	Amendment to Management Change in Control Agreement — Stuart Cochran as filed as Exhibit 10.20(d) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.21	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 8, 2010
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

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 8, 2010
Thaddeus Dupper

By:	/s/ BRIAN R. ERVINE	Executive Vice President, Chief Financial Officer	March 8, 2010
	Brian R. Ervine	(Principal Financial and Accounting Officer)

By:	/s/ STEPHEN K. GARTSIDE, JR.	Chairman of the Board of Directors	March 8, 2010
Stephen K. Gartside, Jr.

By:	/s/ DAVID J. NICOL	Director	March 8, 2010
David J. Nicol

By:	/s/ PHILIP M. NECHES	Director	March 8, 2010
Philip M. Neches

By:	/s/ STEVE B. WARNECKE	Director	March 8, 2010
Steve B. Warnecke

By:	/s/ BRUCE W. ARMSTRONG	Director	March 8, 2010
Bruce W. Armstrong

By:	/s/ RICHARD R. RAMLALL	Director	March 8, 2010
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 8, 2010
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 8, 2010
John B. Spritos