Form 10-Q
period 2010-03-31
EVOLVING SYSTEMS INC
filed 2010-05-06
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 10,021,459 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2010

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,715	$5,369
Contract receivables, net of allowance for doubtful accounts of $520 and $534 at March 31, 2010 and December 31, 2009, respectively	6,810	11,344
Unbilled work-in-progress	2,910	1,720
Deferred income taxes	8	8
Prepaid and other current assets	1,469	1,909
Total current assets	19,912	20,350
Property and equipment, net	1,208	1,196
Amortizable intangible assets, net	1,597	1,864
Goodwill	21,423	22,295
Long-term restricted cash	50	50
Other long-term assets	61	82
Total assets	$44,251	$45,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$24	$24
Current portion of long-term debt	350	333
Accounts payable and accrued liabilities	4,349	4,502
Deferred income taxes	32	29
Unearned revenue	10,170	10,688
Total current liabilities	14,925	15,576
Long-term liabilities:
Capital lease obligations, net of current portion	28	35
Long-term debt, net of current portion	—	1,500
Deferred income taxes	187	257
Total liabilities	15,140	17,368

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,019,122 and 9,930,682 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	83,948	83,499
Accumulated other comprehensive loss	(4,221)	(3,242)
Accumulated deficit	(50,626)	(51,798)
Total stockholders’ equity	29,111	28,469
Total liabilities and stockholders’ equity	$44,251	$45,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUE
License fees and services	$5,625	$4,745
Customer support	4,085	4,098
Total revenue	9,710	8,843

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	2,146	1,677
Costs of customer support, excluding depreciation and amortization	1,136	1,433
Sales and marketing	1,910	1,887
General and administrative	1,493	1,433
Product development	1,208	695
Depreciation	149	156
Amortization	174	171
Total costs of revenue and operating expenses	8,216	7,452

Income from operations	1,494	1,391

Other income (expense)
Interest income	3	5
Interest expense	(39)	(257)
Foreign currency exchange loss	(42)	(165)
Other expense, net	(78)	(417)

Income before income taxes	1,416	974
Income tax expense	244	5
Net income	$1,172	$969

Basic income per common share	$0.12	$0.10

Diluted income per common share	$0.11	$0.10

Weighted average basic shares outstanding	9,995	9,765
Weighted average diluted shares outstanding	10,592	9,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2009	9,930,682	$10	$83,499	$(3,242)	$(51,798)	$28,469
Stock option exercises	36,894	—	187	—	—	187
Common Stock issued pursuant to the Employee Stock Purchase Plan	2,796	—	15	—	—	15
Stock-based compensation expense	—	—	247	—	—	247
Restricted stock issuance	48,750	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	1,172
Foreign currency translation adjustment	—	—	—	(979)	—
Comprehensive income						193
Balance at March 31, 2010	10,019,122	$10	$83,948	$(4,221)	$(50,626)	$29,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,172	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	156
Amortization of intangible assets	174	171
Amortization of debt issuance costs	26	33
Stock based compensation	247	201
Unrealized foreign currency transaction losses, net	42	165
Benefit from foreign deferred income taxes	(55)	(29)
Change in operating assets and liabilities:
Contract receivables	4,249	5,126
Unbilled work-in-progress	(1,310)	(309)
Prepaid and other assets	396	31
Accounts payable and accrued liabilities	(46)	(811)
Unearned revenue	(313)	(919)
Other long-term obligations	—	(1,190)
Net cash provided by operating activities	4,731	3,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(172)	(208)
Net cash used in investing activities	(172)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(6)	(5)
Principal payments on long-term debt	(1,487)	(1,131)
Proceeds from the issuance of stock	202	15
Net cash used in financing activities	(1,291)	(1,121)

Effect of exchange rate changes on cash	78	(55)

Net decrease in cash and cash equivalents	3,346	2,210
Cash and cash equivalents at beginning of period	5,369	5,783
Cash and cash equivalents at end of period	$8,715	$7,993

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$16	$1,417
Income taxes paid	25	258

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization - We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions in four core areas:  service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  numbering solutions that enable carriers to comply with government-mandated requirements regarding number portability as well as providing phone number management and assignment capabilities; SIM card activation solutions used to dynamically allocate and assign resources to a wireless device when it is first used, and mediation solutions supporting data collection for both service assurance and billing applications.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

Earnings Per Share - On July 1, 2009, we announced that our Board of Directors approved a one-for-two reverse split of our common stock. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of March 31, 2010, we estimated the fair value of the balance due on our U.K. revolving line-of-credit was $0.4 million. As of December 31, 2009, we estimated the fair value of our fixed rate senior term loan and revolver were $0.3 million and $1.5 million, respectively.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was no material impact on the company’s consolidated financial position and results of operations as a result of this adoption.

As of March 31, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2009	$—	$7,274	$6,033	$8,988	$22,295
Effects of changes in foreign currency exchange rates	—	(390)	—	(482)	(872)
Balance as of March 31, 2010	$—	$6,884	$6,033	$8,506	$21,423

We conducted our annual goodwill impairment test as of July 31, 2009, and we determined that goodwill was not impaired as of the test date. From July 31, 2009 through March 31, 2010, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2010 and December 31, 2009, identifiable intangibles were as follows (in thousands):

	March 31, 2010			December 31, 2009			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,637	$1,301	$336	$1,712	$1,287	$425	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	676	362	314	715	357	358	7.0 yrs
Business partnerships	110	83	27	116	82	34	5.0 yrs
Customer relationships	3,065	2,145	920	3,177	2,130	1,047	5.3 yrs
	$5,715	$4,118	$1,597	$5,947	$4,083	$1,864	5.2 yrs

(1)  Changes in intangible gross values as of March 31, 2010 compared to December 31, 2009 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended March 31, 2010 and 2009.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2010 was as follows (in thousands):

Twelve months ending March 31,
2011	$670
2012	452
2013	380
2014	95
$1,597

NOTE 3 — EARNINGS PER COMMON SHARE

We compute basic earnings per share (“EPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities. We compute diluted EPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options.

We have a policy providing that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   Upon adoption, both basic and diluted income per share for 2009 and 2008 remained unchanged.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic income per common and preferred share:
Net income available to common and preferred stockholders	$1,172	$969
Basic weighted average shares outstanding	9,995	9,765
Basic income per common and preferred share	$0.12	$0.10

Diluted income per common and preferred share:
Net income available to common and preferred stockholders	$1,172	$969
Weighted average common shares outstanding	9,995	9,765
Effect of dilutive securities – options	597	82
Diluted weighted average shares outstanding	10,592	9,847
Diluted income per common and preferred share	$0.11	$0.10

For the three months ended March 31, 2010 and 2009, 0.4 million and 1.9 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million for each of the three months ended March 31, 2010 and 2009 of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of license fees and services, excluding depreciation and amortization	$13	$17
Cost of customer support, excluding depreciation and amortization	2	2
Sales and marketing	31	37
General and administrative	173	123
Product development	28	22
	$247	$201

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, and after the reverse stock split, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2010 and December 31, 2009, 1.6 million and 1.7 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At March 31, 2010 and December 31, 2009, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  As a result of the reverse stock split, a maximum of 1,000,000 shares can be issued under the 2007 Stock Plan. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant.  At March 31, 2010 and December 31, 2009, 0.7 million and 0.6 million options remained outstanding under the 2007 Stock Plan, respectively.

In January 2010, under the 2007 Stock Plan, we awarded a total of 48,750 shares of restricted stock to members of our Board of Directors and senior management. There were no issuances of restricted stock during the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, 11,000 and 10,000 shares of restricted stock vested, respectively.  There were no forfeitures of restricted stock during the three months ended March 31, 2010 and 2009. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

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

	Three Months Ended March 31,
	2010	2009
Expected term (years)	6.0	5.3
Risk-free interest rate	2.6%	1.9%
Expected volatility	73.7%	79.2%
Expected dividend yield	0%	0%

The following is a summary of stock option activity under the plans for the three months ended March 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2009	2,264	$5.57		$4,304
Options granted	185	$6.16
Less options forfeited	(1)	$3.80
Less options exercised	(37)	$5.07
Options outstanding at March 31, 2010	2,411	$5.62	5.32	$5,573

Options exercisable at March 31, 2010	1,969	$5.89	4.51	$4,484

All stock option amounts have been adjusted for the reverse stock split.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $3.92 and $1.21, respectively.

As of March 31, 2010, there was approximately $1.7 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.6 years.

The total fair value of stock options vested during the three months ended March 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $14,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively.

Cash received from stock option exercises for the three months ended March 31, 2010 was $0.2 million. There were no options exercised during the three months ended March 31, 2009.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. After the reverse stock split, we are now authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2010, there were approximately 85,000 shares available for purchase.  For the three months ended March 31, 2010 and 2009, we recorded compensation expense of $4,000 and $5,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended March 31,
	2010	2009
Expected term (years)	0.25	0.25
Risk-free interest rate	0.2%	0.2%
Expected volatility	60.2%	65.3%
Expected dividend yield	0%	0%

Cash received from employee stock plan purchases for each of the three month periods ended March 31, 2010 and 2009 was $15,000.

We issued shares related to the ESPP of approximately 3,000 and 11,000 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2010, two significant customers (defined as contributing at least 10%) accounted for 31% (18% and 13%) of total revenue.  These customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Indonesia.  For the three months ended March 31, 2009, one significant customer accounted for 26% of total revenue.  This customer is large telecommunications operator located in the U.S.

As of March 31, 2010, two significant customers accounted for approximately 32% (16% and 16%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Indonesia.  At December 31, 2009, one significant customer accounted for approximately 38% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$—	$333
$3.5 million U.K. revolving credit facility payable to financial institution, interest at Prime Rate plus 0.5%; interest rate was 3.75% at March 31, 2010 and December 31, 2009. Interest is payable monthly with remaining principal due February 22, 2011. The loan is secured by substantially all of our assets.	350	1,500
Total debt	350	1,833
Less current portion	(350)	(333)
Long-term debt, excluding current portion	$—	$1,500

Our $2.5 million U.S. revolving credit facility (“U.S. Revolving Facility”) bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of March 31, 2010.  Borrowings under the revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2010, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of March 31, 2010.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio. All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of March 31, 2010, we had $3.1 million in availability and $0.4 million in borrowings outstanding under this U.K. Revolving Facility.

We were in compliance with all of our debt covenants as of March 31, 2010 and December 31, 2009.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $244,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.  The net expense during the three months ended March 31, 2010 consisted of income tax expense of $299,000 and a deferred tax benefit of $55,000. The current tax expense primarily related to income tax related to our U.K.-based operations, estimated Alternative Minimum Tax (“AMT”) due in the U.S. and Minimum Alternative Tax (“MAT”) related to our Indian subsidiary. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

The net expense during the three months ended March 31, 2009 consisted of income tax expense of $56,000 and a deferred tax benefit of $51,000, related to our U.K.-based operations. The income tax expense and the deferred tax benefit were primarily related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2010 and December 31, 2009 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.

As of March 31, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2010 and December 31, 2009 no shares of Series B Preferred Stock are outstanding.

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

On March 4, 2009 our Board of Directors adopted a Stockholder Rights Plan (the “Rights Agreement) that is designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders.  The Rights Agreement was not adopted in response to any unsolicited offer or takeover attempt. Under the plan, each common stockholder at the close of business on March 16, 2009 received a dividend of one right for each share of our common stock held of record on that date.  Each right will entitle the holder to purchase, in certain circumstances, two one-hundredths of a share of newly-created Series C junior participating preferred stock for an initial purchase price of $8.00 per share. The rights distribution was not taxable to stockholders and the distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive to or affect our reported per share results. The rights will generally become exercisable ten business days after any person has become the beneficial owner of 22.5% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 22.5% or more of our common stock.

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

On April 20, 2010, our Board of Directors approved an amendment to the Rights Agreement increasing, from 25.0% to 29.0%, the percentage of the our common stock, that a person or group of affiliated or associated persons may beneficially own without triggering the exercisability of the Rights Agreement. All other provisions of the Rights Agreement remain unchanged.

On April 20, 2010, we entered into an agreement with the Singer Trust (the “Trust”), to increase the size of the Compensation Committee of the Board of Directors from three (3) members to four (4) and, for so long as the Trust is the beneficial holder of twenty percent (20%) or more of our common stock , there would be at least two (2) persons to the Compensation Committee who have been nominated to the Board of Directors by the Trust. We also agreed that all action by the Compensation Committee would require unanimous approval of the members. The Trust agreed that it would vote its shares at the 2010 annual meeting of stockholders in favor of a proposal to amend the Company’s 2007 Stock Incentive Plan to provide that, exclusive of shares of Common Stock subject to awards existing as at April 20, 2010 (which shares, when no longer subject to such awards, may not be added to the Plan’s share reserve), the total number of shares of Common Stock authorized for issuance under the plan would be 250,000 shares and to provide for certain other amendments.

NOTE 9 — SEGMENT INFORMATION

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue
License fees and services	$5,625	$4,745
Customer support	4,085	4,098
Total revenue	9,710	8,843

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,479	3,068
Customer support	2,949	2,665
	6,428	5,733
Unallocated Costs
Other operating expenses	4,611	4,015
Depreciation and amortization	323	327
Interest income	(3)	(5)
Interest expense	39	257
Foreign currency exchange (gain) loss	42	165
Income before income taxes	$1,416	$974

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

	Three Months Ended March 31,
	2010			2009
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$912	$2,091	$3,003	$683	$2,570	$3,253
United Kingdom	505	513	1,018	687	494	1,181
Indonesia	1,190	43	1,233	16	28	44
Other	3,018	1,438	4,456	3,359	1,006	4,365
Total revenues	$5,625	$4,085	$9,710	$4,745	$4,098	$8,843

	March 31,	December 31,
	2010	2009
Long-lived assets, net
United States	$6,693	$6,759
United Kingdom	17,312	18,422
Other	223	174
	$24,228	$25,355

	Three Months Ended March 31,
	2010	2009
Revenue
Activation	$5,808	$4,842
Numbering solutions	3,481	3,388
Mediation	421	613
Total revenues	$9,710	$8,843

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2010 or December 31, 2009.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2010 or December 31, 2009.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2010 or December 31, 2009.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2010 or December 31, 2009.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2010 or December 31, 2009.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets, under the agreement of $2,500 and $2,000 as of March 31, 2010 and December 31, 2009, respectively. We recorded approximately $2,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2010.

Effective March 12, 2010, Stephen K. Gartside, Jr., Chairman of the Board, 44, resigned from our Board of Directors We entered into a consulting agreement with Mr. Gartside to provide consulting services to us. Under the consulting agreement we will pay Mr. Gartside a fee of $7,000 for his services through December 31, 2010.

NOTE 12 — SUBSEQUENT EVENTS

We evaluated our March 31, 2010 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a leading provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, reliable software solutions for a range of Operations Support Systems (“OSS”).  Our activation solution is the leading packaged solution for activation in the wireless industry.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Consolidated revenue increased to $9.7 million from $8.8 million for three months ended March 31, 2010 and 2009, respectively.  This growth is primarily the result of increased revenue from our DSA solution and International NumeriTrack.

We reported net income of $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. This is the eighth consecutive quarter in which we have reported net income.  Our twelve month backlog increased to $18.6 million as of March 31, 2010, compared to $17.8 million as of March 31, 2009.

We also had significant improvements to our balance sheet during the first quarter of 2010.  Cash grew to $8.7 million at March 31, 2010 from $5.4 million at December 31, 2009 despite $1.5 million in existing cash used to reduce our senior term note and U.K. Revolving Credit Facility.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The chart below summarizes how our revenue and expenses would change had they been reported on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

Three Months Ended March 31,
2010 vs. 2009
Increase/(Decrease)
Revenue	$243
Costs of revenue and operating expenses	410
Operating income	$(167)

The net effect of our foreign currency translations for the three months ended March 31, 2010 was a $0.2 million increase in revenue and a $0.4 million increase in operating expenses versus the three months ended March 31, 2009.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2010	2009
REVENUE
License fees and services	58%	54%
Customer support	42%	46%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	22%	19%
Costs of customer support, excluding depreciation and amortization	12%	16%
Sales and marketing	20%	21%
General and administrative	15%	16%
Product development	12%	8%
Depreciation	2%	2%
Amortization	2%	2%
Total costs of revenue and operating expenses	85%	84%

Income from operations	15%	16%

Other income (expense)
Interest income	0%	0%
Interest expense	(0)%	(3)%
Foreign currency exchange gain (loss)	(0)%	(2)%
Other income (expense), net	(0)%	(5)%

Income before income taxes	15%	11%
Income tax expense	3%	0%
Net income	12%	11%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (“VSOE”), and is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product group (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue
Activation	$5,808	$4,842
Numbering solutions	3,481	3,388
Mediation	421	613
Total revenues	$9,710	$8,843

Revenue for the three months ended March 31, 2010 and 2009 was $9.7 million and $8.8 million, respectively. The increase of $0.9 million was primarily due to increased revenue from our Dynamic SIM AllocationTM(“DSA”) product.

License Fees and Services

License fees and services revenue increased $0.9 million, or 19%, to $5.6 million for the three months ended March 31, 2010 from $4.7 million for the three months ended March 31, 2009.  Changes in license fees and services revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 included an increase of $0.5 million in revenue from our activation products, an increase of $0.3 million in revenue from our numbering solutions products and an increase of $0.1 million in revenue from our mediation products.  This growth in our activation and numbering solutions product groups is due to increased revenue from DSA and our legacy numbering products.

Customer Support

Customer support revenue remained consistent at $4.1 million for the three months ended March 31, 2010 and 2009.  Within customer support revenue there was an increase in activation customer support revenue of $0.4 million, offset by decreases in our numbering solutions and mediation products of $0.2 million each.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.3 million and $3.1 for the three months ended March 31, 2010 and 2009, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.5 million, or 28%, to $2.1 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009.  The increase in costs is primarily the result of the increased effort to support higher revenue during the period and higher travel expenses related to our expanding international customer base. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 38% for the three months ended March 31, 2010 from 35% for the three months ended March 31, 2009.  The increase in costs as a percentage of revenue is due to the increased travel expenses related to our expanding international customer base and the increased onsite involvement of our DSA implementation team.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.3 million, or 21%, to $1.1 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009.  The decrease in costs of customer support is primarily the result of our increased reliance on our lower cost Indian work force. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 28% for the three months ended March 31, 2010 from 35% for the three months ended March 31, 2009.  These decreases in costs as a percentage of revenue are primarily the result of the aforementioned increased reliance on our lower cost India work force.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses remained at $1.9 million for the three months ended March 31, 2010 and 2009.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended March 31, 2010 from 21% for the three months ended March 31, 2009. The decrease as a percentage of revenue is primarily due to increased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 4%, to $1.5 million from $1.4 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in costs is primarily due to increased equity compensation related to the increased price of our common stock. As a percentage of total revenue, general and administrative expenses for the three months ended March 31, 2010 and 2009, decreased to 15% from 16%, respectively.  The decrease as a percentage of revenue was primarily due to increased revenue during the period, partially offset by higher incentive compensation related to improved financial results.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.5 million, or 74%, to $1.2 million from $0.7 million for the three months ended March 31, 2010 and 2009, respectively.  As a percentage of revenue, product development expenses for the three months ended March 31, 2010 and 2009, increased to 12% from 8%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to an increased development effort on our DSA product and new features on our legacy numbering products.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense remained at $0.2 million for the three months ended March 31, 2010 and 2009. As a percentage of revenue, amortization expense for the three months ended March 31, 2010 and 2009, remained at 2%.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.2 million for the three months ended March 31, 2010 and 2009. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2010 and 2009, remained at 2%.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $39,000 and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. The decrease of $0.2 million is due to the early retirement of our subordinated debt during 2009 and the retirement of our senior term loan.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $42,000 and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. subsidiary.

Income Taxes

We recorded net income tax expense of $0.2 million and $5,000 for the three months ended March 31, 2010 and 2009, respectively.  The net expense during the three months ended March 31, 2010 consisted of current income tax expense of $0.3 million, partially offset by a deferred tax benefit of $0.1 million. The current tax expense primarily related to income tax related to our U.K.-based operations, estimated Alternative Minimum Tax (“AMT”) due in the U.S. and Minimum Alternative Tax (“MAT”) related to our Indian subsidiary. The deferred tax benefit was related to the intangible assets from our U.K.-based operations. The net expense during the three months ended March 31, 2009 consisted of current income tax expense of $56,000 and deferred tax benefit of $51,000. The current income tax expense and the deferred tax benefit were primarily related to our U.K.-based operations. Our effective tax rate of 17% for the three months ended March 31, 2010 was up from an effective rate of 1% for the three months ended March 31, 2009.  This increase in our effective tax rate relates principally to increased earnings and reflects a more normalized rate of expected income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

We recorded a full valuation allowance against our U.S. net deferred tax assets as of March 31, 2010 and December 31, 2009 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards. We made our assessment of the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in ownership occur.  Changes to our ownership occurred in 2004 which limit the future utilization of the net operating losses generated prior to the ownership change. Should we continue to generate taxable income in the U.S., we may need to reassess our valuation allowance.

FINANCIAL CONDITION

Our working capital position increased $0.2 million to $5.0 million as of March 31, 2010 from $4.8 million as of December 31, 2009.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2009 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2010, our principal source of liquidity was $8.7 million in cash and cash equivalents, $6.8 million in contract receivables, net of allowance, as well as $5.6 million available under our revolving credit facilities.

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $4.7 million and $3.6 million, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2010 was due primarily to improved financial results and during the three months ended March 31, 2009 we paid $1.2 million of accrued interest on our subordinated debt.

Net cash used in investing activities during each of the three months ended March 31, 2010 and 2009 was $0.2 million.  The cash used for the three months ended March 31, 2010 and 2009 was related to purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $1.3 million and $1.1 million, respectively.  Financing activities in the three months ended March 31, 2010 consisted primarily of principal payments on existing debt, of approximately $1.5 million, partially offset by cash receipts of $0.2 million related to exercises of stock options.  Financing activities in the three months ended March 31, 2009 consisted primarily of principal payments on existing debt, of approximately $1.1 million.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2010 of $8.7 million;

•                  The availability under our revolving credit facilities of $5.6 million at March 31, 2010;

•                  Our working capital balance of $5.0 million;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  Our backlog as of March 31, 2010 of approximately $18.6 million, including $6.7 million in license fees and services and $11.9 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2010, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  During the three months ended March 31, 2009, the effect of exchange rate changes resulted in a $0.1 million decrease in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. As of March 31, 2010 and December 31, 2009, there was $0.4 million and $1.5 million outstanding on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2010	2009
Great British pound	0.66349	0.62792
Indian rupee	45.02476	46.75082

	Three Months Ended March 31,
Average rates:	2010	2009
Great British pound	0.64148	0.69606
Indian rupee	46.02628	50.51857

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

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

Although we have never declared or paid cash dividends on our common stock, our Board of Directors may elect to do so in the future. Our decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, since our revolving credit facility currently prohibits us from declaring dividends to our common stockholders, any dividend payments would need to be approved by the financial institution which issued our revolving credit facility. If we elect to pay dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit 4.5 — Second Amendment to Rights Agreement dated as of December 10, 2009, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC

Exhibit 10.22 — Consulting Agreement entered into with Stephen K. Gartside, Jr., as filed as Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2010 and incorporated herein by reference

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)