Form 10-Q
period 2010-06-30
EVOLVING SYSTEMS INC
filed 2010-08-05
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010 there were 10,108,016 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2010

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,174	$5,369
Contract receivables, net of allowance for doubtful accounts of $520 at June 30, 2010 and December 31, 2009	4,522	11,344
Unbilled work-in-progress	3,725	1,720
Deferred income taxes	8	8
Prepaid and other current assets	1,489	1,909
Total current assets	18,918	20,350
Property and equipment, net	1,178	1,196
Amortizable intangible assets, net	1,429	1,864
Goodwill	21,422	22,295
Long-term restricted cash	50	50
Other long-term assets	44	82
Total assets	$43,041	$45,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$26	$24
Current portion of long-term debt	—	333
Accounts payable and accrued liabilities	4,674	4,502
Dividends payable	502	—
Deferred income taxes	20	29
Unearned revenue	7,013	10,688
Total current liabilities	12,235	15,576
Long-term liabilities:
Capital lease obligations, net of current portion	22	35
Long-term debt, net of current portion	—	1,500
Deferred income taxes	127	257
Total liabilities	12,384	17,368

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,103,389 and 9,930,682 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	84,585	83,499
Accumulated other comprehensive loss	(4,252)	(3,242)
Accumulated deficit	(49,686)	(51,798)
Total stockholders’ equity	30,657	28,469
Total liabilities and stockholders’ equity	$43,041	$45,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
License fees and services	$5,668	$5,359	$11,293	$10,104
Customer support	4,081	4,270	8,166	8,368
Total revenue	9,749	9,629	19,459	18,472

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,961	2,065	4,107	3,742
Costs of customer support, excluding depreciation and amortization	1,150	1,401	2,286	2,834
Sales and marketing	1,851	1,942	3,761	3,829
General and administrative	1,457	1,399	2,950	2,832
Product development	1,121	686	2,329	1,381
Depreciation	151	158	300	314
Amortization	166	183	340	354
Total costs of revenue and operating expenses	7,857	7,834	16,073	15,286

Income from operations	1,892	1,795	3,386	3,186

Other income (expense)
Interest income	1	18	4	23
Interest expense	(22)	(161)	(61)	(418)
Foreign currency exchange loss	(107)	(497)	(149)	(662)
Other income (expense), net	(128)	(640)	(206)	(1,057)

Income before income taxes	1,764	1,155	3,180	2,129
Income tax expense	322	53	566	58
Net income	$1,442	$1,102	$2,614	$2,071

Basic income per common share	$0.14	$0.11	$0.26	$0.21

Diluted income per common share	$0.13	$0.11	$0.24	$0.21

Weighted average basic shares outstanding	10,050	9,777	10,022	9,771
Weighted average diluted shares outstanding	10,753	9,976	10,673	9,912

Cash dividend declared per common share	$0.05	$—	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2009	9,930,682	$10	$83,499	$(3,242)	$(51,798)	$28,469
Stock option exercises	118,824	—	562	—	—	562
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,133	—	28	—	—	28
Stock-based compensation expense	—	—	496	—	—	496
Restricted stock issuance	48,750	—	—	—	—	—
Common stock cash dividends	—	—	—	—	(502)	(502)
Comprehensive income (loss):
Net income	—	—	—	—	2,614
Foreign currency translation adjustment	—	—	—	(1,010)	—
Comprehensive income						1,604
Balance at June 30, 2010	10,103,389	$10	$84,585	$(4,252)	$(49,686)	$30,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,614	$2,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300	314
Amortization of intangible assets	340	354
Amortization of debt issuance costs	45	67
Stock based compensation	496	426
Unrealized foreign currency transaction (gains) and losses, net	149	662
Benefit from foreign deferred income taxes	(125)	(28)
Change in operating assets and liabilities:
Contract receivables	6,559	2,324
Unbilled work-in-progress	(2,103)	(100)
Prepaid and other assets	359	(162)
Accounts payable and accrued liabilities	291	(1,112)
Unearned revenue	(3,489)	(2,047)
Other long-term obligations	—	(1,157)
Net cash provided by operating activities	5,436	1,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(299)	(284)
Net cash used in investing activities	(299)	(284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(11)	(10)
Principal payments on long-term debt	(1,811)	(2,573)
Proceeds from the issuance of stock	590	34
Net cash used in financing activities	(1,232)	(2,549)

Effect of exchange rate changes on cash	(100)	433

Net increase (decrease) in cash and cash equivalents	3,805	(788)
Cash and cash equivalents at beginning of year	5,369	5,783
Cash and cash equivalents at end of year	$9,174	$4,995

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$18	$1,514
Income taxes paid	17	485
Common stock dividend declared	502	—

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

Reverse Stock Split - On July 1, 2009, we announced that our Board of Directors approved a one-for-two reverse split of our common stock. Common stock and additional paid-in capital balances, all share amounts, stock option amounts and per share/option prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of June 30, 2010, we had no debt outstanding. As of December 31, 2009, we estimated the fair value of our fixed rate senior term loan and revolver were $0.3 million and $1.5 million, respectively.

Reclassifications - Certain prior period balances have been reclassified to conform to the current year’s presentation.

Revenue Recognition - We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have vendor specific objective evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when a license agreement has been signed, delivery and acceptance have occurred, the fee is fixed or determinable and collectability is reasonably assured. Where applicable, we unbundle and record as revenue fees from multiple element arrangements as the elements are delivered to the extent that VSOE of fair value of the undelivered elements exist. If VSOE for the undelivered elements does not exist, we defer fees from such arrangements until the earlier of the date that VSOE does exist on the undelivered elements or all of the elements have been delivered.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  There was no material impact on our consolidated financial position and results of operations as a result of this adoption.

As of June 30, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2009	$—	$7,274	$6,033	$8,988	$22,295
Effects of changes in foreign currency exchange rates	—	(391)	—	(482)	(873)
Balance as of June 30, 2010	$—	$6,883	$6,033	$8,506	$21,422

We conducted our annual goodwill impairment test as of July 31, 2009, and we determined that goodwill was not impaired as of the test date. From July 31, 2009 through June 30, 2010, no events have occurred that we believe may have impaired goodwill. We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2010 and December 31, 2009, identifiable intangibles were as follows (in thousands):

	June 30, 2010			December 31, 2009			Weighted-
			Net	(1)		Net	Average
	(1) Gross	Accumulated	Carrying	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$1,636	$1,368	$268	$1,712	$1,287	$425	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	676	386	290	715	357	358	7.0 yrs
Business partnerships	110	88	22	116	82	34	5.0 yrs
Customer relationships	3,065	2,216	849	3,177	2,130	1,047	5.3 yrs
	$5,714	$4,285	$1,429	$5,947	$4,083	$1,864	5.2 yrs

(1)  Changes in intangible gross values as of June 30, 2010 compared to December 31, 2009 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended June 30, 2010 and 2009 and $0.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2010 was as follows (in thousands):

Twelve months ending June 30,
2011	$670
2012	380
2013	379
$1,429

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

We have a policy providing that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   Upon adoption of this policy, both basic and diluted income per share for 2009 remained unchanged.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic income per common share:
Net income available to common stockholders	$1,442	$1,102	$2,614	$2,071
Basic weighted average shares outstanding	10,050	9,777	10,022	9,771
Basic income per common share	$0.14	$0.11	$0.26	$0.21

Diluted income per common share:
Net income available to common stockholders	$1,442	$1,102	$2,614	$2,071
Weighted average common shares outstanding	10,050	9,777	10,022	9,771
Effect of dilutive securities – options	703	199	651	141
Diluted weighted average shares outstanding	10,753	9,976	10,673	9,912
Diluted income per common share	$0.13	$0.11	$0.24	$0.21

For the three months ended June 30, 2010 and 2009, 0.4 million and 1.8 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2010 and 2009, 0.4 million and 1.9 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million for each of the three months ended June 30, 2010 and 2009 and $0.5 million and $0.4 million for the six month periods ended June 30, 2010 and

2009, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of license fees and services, excluding depreciation and amortization	$15	$18	$28	$35
Cost of customer support, excluding depreciation and amortization	5	2	7	4
Sales and marketing	27	35	58	72
General and administrative	173	148	346	271
Product development	29	22	57	44
	$249	$225	$496	$426

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, and after the reverse stock split, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2010 and December 31, 2009, 1.5 million and 1.7 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At June 30, 2010 and December 31, 2009, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”).  As a result of the reverse stock split, a maximum of 1,000,000 shares could be issued under the 2007 Stock Plan. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2010, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At June 30, 2010 and December 31, 2009, 0.8 million and 0.6 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the three and six months ended June 30, 2010, we awarded a total of 0 and 48,750 shares of restricted stock to members of our Board of Directors and senior management. There were no issuances of restricted stock during the three or six months ended June 30, 2009. During the three months ended June 30, 2010 and 2009, 11,000 and 10,000 shares of restricted stock vested, respectively.  During the six months ended June 30, 2010 and 2009, 23,000 and 21,000 shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the three or six months ended June 30, 2010 and 2009. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $53,000 and $0.1 million for the three and six months ended June 30, 2010, respectively, and $28,000 and $56,000 for the three and six months ended June 30, 2009, respectively, of expense related to restricted stock grants. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	5.3	5.3	5.9	5.3
Risk-free interest rate	1.9%	2.9%	2.5%	2.4%
Expected volatility	73.9%	76.9%	73.8%	78.0%
Expected dividend yield	2.8%	0%	0.3%	0%

The following is a summary of stock option activity under the plans for the six months ended June 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2009	2,264	$5.57		$4,304
Options granted	210	$6.28
Less options forfeited	(4)	$4.90
Less options exercised	(119)	$4.64
Options outstanding at June 30, 2010	2,351	$5.68	5.25	$5,937

Options exercisable at June 30, 2010	1,942	$5.90	4.50	$4,878

All stock option amounts have been adjusted for the reverse stock split.

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $3.72 and $3.07, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $3.89 and $2.20, respectively.

As of June 30, 2010, there was approximately $1.5 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.4 years.

The total fair value of stock options vested during the three months ended June 30, 2010 and 2009 was $0.2 million. The total fair value of stock options vested during the six months ended June 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 for the three months ended June 30, 2010 and 2009. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $29,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash received from stock option exercises for the three months ended June 30, 2010 and 2009 was $0.4 million and $1,000, respectively. Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $0.6 million and $1,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. After the reverse stock split, we are now authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2010, there were approximately 83,000 shares available for purchase.  For the three months ended June 30, 2010 and 2009, we recorded compensation expense of $3,000 and $6,000, respectively, and $7,000 and $11,000 for each of the six month periods ended June 30, 2010 and 2009, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.1%	0.2%
Expected volatility	60.2%	66.0%	63.3%	65.6%
Expected dividend yield	0%	0%	0%	0%

Cash received from employee stock plan purchases for the three months ended June 30, 2010 and 2009 was $13,000 and $18,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2010 and 2009 was $28,000 and $33,000, respectively.

We issued shares related to the ESPP of approximately 2,000 and 12,000 for the three months ended June 30, 2010 and 2009, respectively. We issued shares related to the ESPP of approximately 5,000 and 23,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2010 and 2009, two significant customers (defined as contributing at least 10%) accounted for 25% (14% and 11%) and 33% (21% and 12%), respectively, of total revenue.  For the three months ended June 30, 2010, these customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Indonesia. For the three months ended June 30, 2009, these customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Africa. For the six months ended June 30, 2010, two significant customers accounted for 28% (16% and 12%) of total revenue. These customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Indonesia. For the six months ended June 30, 2009, one significant customer accounted for 24% of total revenue.  This customer is a large telecommunications operator located in the U.S.

As of June 30, 2010, one significant customer accounted for approximately 24% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator in Indonesia.  At December 31, 2009, one significant customer accounted for approximately 38% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$—	$333
$3.5 million U.K. revolving credit facility payable to financial institution, interest at Prime Rate plus 0.5%; interest rate was 3.75% at June 30, 2010 and December 31, 2009. Interest is payable monthly with remaining principal due February 22, 2011. The loan is secured by substantially all of our assets.	—	1,500
Total debt	—	1,833
Less current portion	—	(333)
Long-term debt, excluding current portion	$—	$1,500

Our $2.5 million U.S. revolving credit facility (“U.S. Revolving Facility”) bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of June 30, 2010.  Borrowings under the revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2010, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of June 30, 2010.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio. All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of June 30, 2010, we had $3.5 million in availability but no borrowings outstanding under this U.K. Revolving Facility.

We were in compliance with all of our debt covenants as of June 30, 2010 and December 31, 2009.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $322,000 and $53,000 for the three months ended June 30, 2010 and 2009, respectively.  The net expense during the three months ended June 30, 2010 consisted of income tax expense of $393,000 and a deferred tax benefit of $71,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2009 consisted of income tax expense of $38,000 and a deferred tax expense of $15,000. The income tax expense and the deferred tax expense were primarily related to our U.K.-based operations.

We recorded net income tax expense of $566,000 and $58,000 for the six months ended June 30, 2010 and 2009, respectively.  The net expense during the six months ended June 30, 2010 consisted of income tax expense of $692,000 and a deferred tax benefit of $126,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2009 consisted of income tax expense of $94,000 and a deferred tax benefit of $36,000. The income tax expense and the deferred tax expense were primarily related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2010 and December 31, 2009 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.

As of June 30, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a second quarter cash dividend of $.05 per share, payable July 15, 2010, to stockholders of record June 10, 2010. The dividend was accrued as of June 30, 2010 for $0.5 million and paid on July 15, 2010.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2010 and December 31, 2009, no shares of Preferred Stock are outstanding.

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

On March 4, 2009 our Board of Directors adopted a Stockholder Rights Plan (the “Rights Agreement) that is designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders.  The Rights Agreement was not adopted in response to any unsolicited offer or takeover attempt. Under the plan, each common stockholder at the close of business on March 16, 2009 received a dividend of one right for each share of our common stock held of record on that date.  Each right will entitle the holder to purchase, in certain circumstances, two one-hundredths of a share of newly-created Series C junior participating preferred stock for an initial purchase price of $8.00 per share. The rights distribution was not taxable to stockholders and the distribution of rights under the plan will not interfere with the Company’s business plans or be dilutive to or affect our reported per share results. The rights will generally become exercisable ten business days after any person becomes the beneficial owner of 22.5% (see below for increases to this percentage) or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 22.5% or more of our common stock.

On December 10, 2009, the Board of Directors approved an amendment to the Rights Agreement.  The amendment increased, from 22.5% to 25.0%, the percentage of our common stock that a person or group of affiliated or associated persons may beneficially own without triggering the exercisability of the Rights Agreement.  All other provisions of the Rights Agreement remain unchanged.

On December 11, 2009, we received a letter from the Singer Trust informing us that as the result of the appointment of John B. Spirtos to our Board of Directors and our approval of the amendment to the Rights Agreement the Singer Trust would vote in favor of the reelection of Philip Neches and Richard Ramlall to our Board of Directors at our 2010 annual meeting of stockholders and the Singer Trust would not seek or otherwise support additional stockholder protections or reforms at the meeting.

On April 20, 2010, our Board of Directors approved an amendment to the Rights Agreement increasing, from 25.0% to 29.0%, the percentage of the our common stock, that a person or group of affiliated or associated persons may beneficially own without triggering the exercisability of the Rights Agreement. All other provisions of the Rights Agreement remain unchanged.

On April 20, 2010, we entered into an agreement with the Singer Trust (the “Trust”), to increase the size of the Compensation Committee of the Board of Directors from three (3) members to four (4) and, for so long as the Trust is the beneficial holder of twenty percent (20%) or more of our common stock, there would be at least two (2) persons to the Compensation Committee who have been nominated to the Board of Directors by the Trust. We also agreed that all action by the Compensation Committee would require unanimous approval of the members. The Trust agreed that it would vote its shares at the 2010 annual meeting of stockholders in favor of a proposal to amend the Company’s 2007 Stock Incentive Plan to provide that, exclusive of shares of Common Stock subject to awards existing as at April 20, 2010 (which shares, when no longer subject to such awards, may not be added to the Plan’s share reserve), the total number of shares of Common Stock authorized for issuance under the plan would be 250,000 shares and to provide for certain other amendments. See Part II, Item 4 for results of the 2010 annual meeting of stockholders.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
License fees and services	$5,668	$5,359	$11,293	$10,104
Customer support	4,081	4,270	8,166	8,368
Total revenue	9,749	9,629	19,459	18,472

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,707	3,294	7,186	6,362
Customer support	2,931	2,869	5,880	5,534
	6,638	6,163	13,066	11,896
Unallocated Costs
Other operating expenses	4,429	4,027	9,040	8,042
Depreciation and amortization	317	341	640	668
Interest income	(1)	(18)	(4)	(23)
Interest expense	22	161	61	418
Foreign currency exchange (gain) loss	107	497	149	662
Income before income taxes	$1,764	$1,155	$3,180	$2,129

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

	Three Months Ended June 30,
	2010			2009
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$739	$2,069	$2,808	$664	$2,336	$3,000
United Kingdom	877	486	1,363	638	525	1,163
Indonesia	1,005	80	1,085	811	27	838
Other	3,047	1,446	4,493	3,246	1,382	4,628
Total revenues	$5,668	$4,081	$9,749	$5,359	$4,270	$9,629

	Six Months Ended June 30,
	2010			2009
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$1,651	$4,160	$5,811	$1,347	$4,907	$6,254
United Kingdom	1,382	999	2,381	1,325	1,019	2,344
Indonesia	2,194	124	2,318	827	55	882
Other	6,066	2,883	8,949	6,605	2,387	8,992
Total revenues	$11,293	$8,166	$19,459	$10,104	$8,368	$18,472

	June 30,	December 31,
	2010	2009
Long-lived assets, net
United States	$6,642	$6,759
United Kingdom	17,177	18,422
Other	210	174
	$24,029	$25,355

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Activation	$5,529	$5,674	$11,337	$10,516
Numbering solutions	3,686	3,383	7,167	6,771
Mediation	534	572	955	1,185
Total revenues	$9,749	$9,629	$19,459	$18,472

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2010 or December 31, 2009.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2010 or December 31, 2009.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2010 or December 31, 2009.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2010 or December 31, 2009.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2010 or December 31, 2009.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,000 as of June 30, 2010 and December 31, 2009, respectively.

We recorded approximately $2,500 and $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and six months ended June 30, 2010, respectively.

Effective March 12, 2010, Stephen K. Gartside, Jr., Chairman of the Board, resigned from our Board of Directors We entered into a consulting agreement with Mr. Gartside to provide consulting services to us. Under the consulting agreement we will pay Mr. Gartside a fee of $7,000 for his services through December 31, 2010. We had current obligations in the consolidated balance sheets under the agreement of $2,333 as of June 30, 2010. We recorded approximately $2,333of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended June 30, 2010.

NOTE 12 — SUBSEQUENT EVENTS

On August 5, 2010, our Board of Directors declared a third quarter cash dividend of $.05 per share, payable October 15, 2010, to stockholders of record September 10, 2010.

We evaluated our June 30, 2010 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

RECENT DEVELOPMENTS

Consolidated revenue increased to $9.7 million and $19.5 million from $9.6 million and $18.5 million for three and six months ended June 30, 2010 and 2009, respectively.  This growth is primarily the result of increased revenue from our DSA solution and International NumeriTrack.

We reported net income of $1.4 million and $2.6 million for the three and six months ended June 30, 2010, respectively compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively. This is the ninth consecutive quarter in which we have reported net income.  Our twelve month backlog decreased to $15.8 million as of June 30, 2010, compared to $19.3 million as of June 30, 2009.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009
	Increase/(Decrease)

Revenue	$(186)	$57
Costs of revenue and operating expenses	(86)	311
Operating income (loss)	$(100)	$(254)

The net effect of our foreign currency translations for the three months ended June 30, 2010 was a $0.2 million decrease in revenue and a $0.1 million decrease in operating expenses versus the three months ended June 30, 2009. The net effect of our foreign currency translations for the six months ended June 30, 2010 was a $0.1 million increase in revenue and a $0.3 million increase in operating expenses versus the six months ended June 30, 2009.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
License fees and services	58%	56%	58%	55%
Customer support	42%	44%	42%	45%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	21%	21%	20%
Costs of customer support, excluding depreciation and amortization	12%	15%	11%	15%
Sales and marketing	19%	20%	19%	21%
General and administrative	14%	14%	15%	15%
Product development	11%	7%	12%	8%
Depreciation	2%	2%	2%	2%
Amortization	2%	2%	2%	2%
Total costs of revenue and operating expenses	80%	81%	82%	83%

Income from operations	20%	19%	18%	17%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(2)%	(0)%	(2)%
Foreign currency exchange loss	(1)%	(5)%	(1)%	(4)%
Other income (expense), net	(1)%	(7)%	(1)%	(6)%

Income before income taxes	19%	12%	17%	11%
Income tax expense	3%	1%	3%	0%
Net income	16%	11%	14%	11%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Activation	$5,529	$5,674	$11,337	$10,516
Numbering solutions	3,686	3,383	7,167	6,771
Mediation	534	572	955	1,185
Total revenues	$9,749	$9,629	$19,459	$18,472

Revenue for the three months ended June 30, 2010 and 2009 was $9.7 million and $9.6 million, respectively. Revenue for the six months ended June 30, 2010 and 2009 was $19.5 million and $18.5 million, respectively. Increased revenue in both periods is primarily due to increased revenue from our Dynamic SIM AllocationTM (“DSA”) and International NumeriTrack products partially offset by decreased sales related to our Tertio service activation products.

License Fees and Services

License fees and services revenue increased $0.3 million, or 6%, to $5.7 million for the three months ended June 30, 2010 from $5.4 million for the three months ended June 30, 2009.  Changes in license fees and services revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 included an increase of $0.3 million in revenue from our numbering solutions products, an increase of $0.2 million in revenue from our mediation products and a decrease of $0.2 million in revenue from our activation products.  This growth in our numbering solutions and mediation product groups is due to increased revenue from International NumeriTrack and our legacy numbering and mediation products. The decrease in revenue from our activation products is due to decreased sales of our Tertio service activation products, partially offset by increased revenue from DSA.

License fees and services revenue increased $1.2 million, or 12%, to $11.3 million for the six months ended June 30, 2010 from $10.1 million for the six months ended June 30, 2009.  Changes in license fees and services revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 included an increase of $0.6 million in revenue from our numbering solutions products, an increase of $0.3 million in revenue from our mediation products and an increase of $0.3 million in revenue from our activation products.  This growth in the product groups is primarily due to increased revenue from International NumeriTrack and our legacy numbering and mediation products partially offset by a decrease in revenue from our Tertio service activation products.

Customer Support

Customer support revenue decreased $0.2 million, or 4%, to $4.1 million for the three months ended June 30, 2010 from $4.3 million for the three months ended June 30, 2009.  Changes in customer support revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 included a decrease in revenue from our mediation products of $0.3 million partially offset by an increase of $0.1 million in revenue from our activation products.  The growth in customer support for our activation products is due to increased revenue from DSA. The decrease in revenue from our mediation products is due to support contracts that were not renewed by customers.

Customer support revenue decreased $0.2 million, or 2%, to $8.2 million for the six months ended June 30, 2010 from $8.4 million for the six months ended June 30, 2009.  Changes in customer support revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 included a decrease in revenue from our mediation products of $0.5 million and our numbering solutions products of $0.2 million, partially offset by an increase of $0.5 million in revenue from our activation products.  The growth in customer support for our activation product group is due to increased revenue from DSA. The decrease in revenue from our mediation products is due to support contracts that were not renewed by customers.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.1 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively. Costs of revenue, excluding depreciation and amortization, were $6.4 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.1 million, or 5%, to $2.0 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the three months ended June 30, 2010 from 39% for the three months ended June 30, 2009.  The decrease in costs and as a percentage of revenue is primarily the result of higher revenue during the period, lower partner commissions and lower occupancy costs related to new office leases at our U.K. and India offices, partially offset by higher travel expenses from increased onsite involvement from our DSA implementation team.

Costs of license fees and services, excluding depreciation and amortization, increased $0.4 million, or 10%, to $4.1 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009.  The increase in costs is primarily the result of increased labor costs to support higher revenue and higher travel expenses from increased onsite involvement from our DSA implementation team, partially offset by lower partner commissions and lower occupancy costs related to new office leases at our U.K. and India offices. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 36% for the six months ended June 30, 2010 from 37% for the six months ended June 30, 2009.  The decrease in costs and as a percentage of revenue is primarily the result of higher revenue during the period partially offset by the aforementioned increased costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.2 million, or 18%, to $1.2 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 28% for the three months ended June 30, 2010 from 33% for the three months ended June 30, 2009.  The decrease in costs of customer support and the decrease as a percentage of revenue are primarily the result of our increased reliance on our lower cost India work force.

Costs of customer support, excluding depreciation and amortization, decreased $0.5 million, or 19%, to $2.3 million for the six months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 28% for the six months ended June 30, 2010 from 34% for the six months ended June 30, 2009.  The decrease in costs of customer support and as a percentage of revenue, are primarily the result of our increased reliance on our lower cost India work force.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses remained at $1.9 million for the three months ended June 30, 2010 and 2009.  As a percentage of total revenue, sales and marketing expenses decreased to 19% for the three months ended June 30, 2010 from 20% for the three months ended June 30, 2009. The decrease as a percentage of revenue is primarily due to increased revenue during the period.

Sales and marketing expenses remained at $3.8 million for the six months ended June 30, 2010 and 2009.  As a percentage of total revenue, sales and marketing expenses decreased to 19% for the six months ended June 30, 2010 from 21% for the six months ended June 30, 2009. The decrease as a percentage of revenue is primarily due to increased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 4%, to $1.5 million from $1.4 million for the three months ended June 30, 2010 and 2009, respectively.  The increase in costs is primarily due to increased equity compensation expenses related to the increased price of our common stock. As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2010 and 2009 remained at 14%.

General and administrative expenses increased $0.1 million, or 4%, to $2.9 million from $2.8 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in costs is primarily due to increased equity compensation expenses related to the increased price of our common stock. As a percentage of total revenue, general and administrative expenses for the three months ended June 30, 2010 and 2009 remained at 15%.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.4 million, or 63%, to $1.1 million from $0.7 million for the three months ended June 30, 2010 and 2009, respectively.  As a percentage of revenue, product development expenses for the three months ended June 30, 2010 and 2009, increased to 11% from 7%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to an increased development effort on our DSA product and new features on our legacy numbering products.

Product development expenses increased $0.9 million, or 69%, to $2.3 million from $1.4 million for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of revenue, product development expenses for the six months ended June 30, 2010 and 2009, increased to 12% from 8%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to an increased development effort on our DSA product and new features on our legacy numbering products.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.2 million for the three months ended June 30, 2010 and 2009. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2010 and 2009 remained at 2%.

Depreciation expense remained at $0.3 million for the six months ended June 30, 2010 and 2009. As a percentage of total revenue, depreciation expense for the six months ended June 30, 2010 and 2009 remained at 2%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense remained at $0.2 million for the three months ended June 30, 2010 and 2009. As a percentage of revenue, amortization expense for the three months ended June 30, 2010 and 2009 remained at 2%.  Amortization expense remained at $0.3 million for the six months ended June 30, 2010 and 2009. As a percentage of revenue, amortization expense for the three months ended June 30, 2010 and 2009 remained at 2%.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $22,000 and $161,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease of $139,000 is due to the retirement of our subordinated debt during 2009 and the retirement of our senior term loan.

Interest expense was $61,000 and $0.4 million for the six months ended June 30, 2010 and 2009, respectively. The decrease of $0.4 million is due to the retirement of our subordinated debt during 2009 and the retirement of our senior term loan.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($0.1) million and ($0.5) million for the three months ended June 30, 2010 and 2009, respectively and $(0.1) million and ($0.7) million for the six months ended June 30, 2010 and 2009, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Taxes

We recorded net income tax expense of $322,000 and $53,000 for the three months ended June 30, 2010 and 2009, respectively.  The net expense during the three months ended June 30, 2010 consisted of income tax expense of $393,000 and a deferred tax benefit of $71,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2009 consisted of income tax expense of $38,000 and a deferred tax expense of $15,000. The income tax expense and the deferred tax expense were primarily related to our U.K.-based operations. Our effective tax rate of 18% for the three months ended June 30, 2010 was up from an effective rate of 5% for the three months ended June 30, 2009.  This increase in our effective tax rate relates principally to increased earnings in the U.K., which has the highest tax rate of all of our jurisdictions and reflects a more normalized rate of expected income tax expense. Our current effective tax rate of 18% includes the utilization of our U.S. net operating losses.

We recorded net income tax expense of $566,000 and $58,000 for the six months ended June 30, 2010 and 2009, respectively.  The net expense during the six months ended June 30, 2010 consisted of income tax expense of $692,000 and a deferred tax benefit of $126,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2009 consisted of income tax expense of $94,000 and a deferred tax benefit of $36,000. The income tax expense and the deferred tax benefit were primarily related to our U.K.-based operations. Our effective tax rate of 18% for the six months ended June 30, 2010 was up from an effective rate of 3% for the six months ended June 30, 2009.  This increase in our effective tax rate relates principally to increased earnings in the U.K., which has the highest tax rate of all of our jurisdictions and reflects a more normalized rate of expected income tax expense. Our current effective tax rate of 18% includes the utilization of our U.S. net operating losses.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $1.9 million to $6.7 million as of June 30, 2010 from $4.8 million as of December 31, 2009.

CONTRACTUAL OBLIGATIONS

During the second quarter we renewed our office lease at our London, England location and reduced the size of our facility. The new leased space consists of 2,765 square feet and expires March 24, 2015.

There have been no other material changes to the contractual obligations as disclosed in our 2009 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2010, our principal source of liquidity was $9.2 million in cash and cash equivalents, $4.5 million in contract receivables, net of allowance, as well as $6.0 million available under our revolving credit facilities.

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $5.4 million and $1.6 million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2010 was due primarily to improved financial results, the timing of billings and collections and during the six months ended June 30, 2009 we paid $1.2 million of accrued interest on our subordinated debt.

Net cash used in investing activities during each of the six months ended June 30, 2010 and 2009 was $0.3 million.  The cash used for the six months ended June 30, 2010 and 2009 was related to purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2010 and 2009 was $1.2 million and $2.5 million, respectively.  The decrease in cash used in financing activities is due to the retirement of our senior and subordinated debt, on which we paid less during 2010 and increased cash in from the exercise of stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving line of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at June 30, 2010 of $9.2 million;

•                  The availability under our revolving credit facilities of $6.0 million at June 30, 2010;

•                  Our working capital balance of $6.7 million;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  The declaration of our third quarter cash dividend of $.05 per share and the possibility of future dividends;

•                  Our backlog as of June 30, 2010 of approximately $15.8 million, including $6.0 million in license fees and services and $9.8 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2010, the effect of exchange rate changes resulted in a $0.1 million decrease to consolidated cash.  During the six months ended June 30, 2009, the effect of exchange rate changes resulted in a $0.4 million increase in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. There was no balance outstanding on our credit facilities as of June 30, 2010. As of December 31, 2009, there was $1.5 million outstanding on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2010	2009
Great British pound	0.66370	0.62792
Indian rupee	46.48160	46.75082

	Three Months Ended June 30,		Six Months Ended June 30,
Average rates:	2010	2009	2010	2009
Great British pound	0.67092	0.64756	0.65616	0.67168
Indian rupee	45.72305	49.28691	45.87865	49.89934

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

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

During the second and third quarter of 2010, our Board of Directors declared a cash dividend of $.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, since our revolving credit facility currently prohibits us from declaring dividends to our common stockholders, any future dividend payments would need to be approved, in the same manner as our prior dividends, by the financial institution which issued our revolving credit facility. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 16, 2010. According to the final vote tally received from the Company’s transfer agent, the results of the voting on Proposals 1, 2 and 3, as described in the Company’s Proxy Statement, were as follows:

Proposal #1:  Election of Directors

Phillip M. Neches was re-elected to serve a three-year term until 2013.

For 5,839,906

Withheld 78,612

Richard R. Ramlall was re-elected to serve a three-year term until 2013.

For 5,906,648

Withheld 11,870

Proposal #2:  Approval of the Amendment to our 2007 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 250,000 shares and to provide certain other amendments

For 5,700,882

Against 212,807

Abstain 4,829

Broker Non-Votes 3,011,043

Proposal #3:  Ratification of Independent Registered Public Accounting Firm

Grant Thornton LLP was ratified as the independent registered public accounting firm for the year ending December 31, 2010.

For 8,820,747

Against 102,799

Abstain 6,015

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)         Exhibits

Exhibit 10.23 —Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2010 and incorporated herein by reference

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)