Form 10-Q
period 2010-09-30
EVOLVING SYSTEMS INC
filed 2010-11-04
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 28, 2010 there were 10,309,674 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,701	$5,369
Contract receivables, net of allowance for doubtful accounts of $520 at September 30, 2010 and December 31, 2009	4,531	11,344
Unbilled work-in-progress	3,651	1,720
Deferred income taxes	8	8
Prepaid and other current assets	1,588	1,909
Total current assets	20,479	20,350
Property and equipment, net	1,127	1,196
Amortizable intangible assets, net	1,323	1,864
Goodwill	22,175	22,295
Long-term restricted cash	50	50
Other long-term assets	2	82
Total assets	$45,156	$45,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$26	$24
Current portion of long-term debt	—	333
Accounts payable and accrued liabilities	4,957	4,502
Dividends payable	506	—
Deferred income taxes	22	29
Unearned revenue	5,842	10,688
Total current liabilities	11,353	15,576
Long-term liabilities:
Capital lease obligations, net of current portion	15	35
Long-term debt, net of current portion	—	1,500
Deferred income taxes	67	257
Total liabilities	11,435	17,368

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,251,111 and 9,930,682 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	85,559	83,499
Accumulated other comprehensive loss	(3,232)	(3,242)
Accumulated deficit	(48,616)	(51,798)
Total stockholders’ equity	33,721	28,469
Total liabilities and stockholders’ equity	$45,156	$45,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
License fees and services	$4,891	$5,836	$16,184	$15,940
Customer support	4,353	4,077	12,519	12,445
Total revenue	9,244	9,913	28,703	28,385

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,964	1,984	6,071	5,726
Costs of customer support, excluding depreciation and amortization	1,250	1,452	3,536	4,286
Sales and marketing	1,760	2,032	5,521	5,861
General and administrative	1,321	1,546	4,271	4,378
Product development	982	919	3,311	2,300
Depreciation	146	160	446	474
Amortization	172	194	512	548
Total costs of revenue and operating expenses	7,595	8,287	23,668	23,573

Income from operations	1,649	1,626	5,035	4,812

Other income (expense)
Interest income	6	1	10	24
Interest expense	(20)	(145)	(81)	(563)
Foreign currency exchange gain (loss)	63	226	(86)	(436)
Other income (expense), net	49	82	(157)	(975)

Income before income taxes	1,698	1,708	4,878	3,837
Income tax expense	122	380	688	438
Net income	$1,576	$1,328	$4,190	$3,399

Basic income per common share	$0.16	$0.14	$0.42	$0.35

Diluted income per common share	$0.15	$0.13	$0.39	$0.34

Cash dividend declared per common share	$0.05	$—	$0.10	$—

Weighted average basic shares outstanding	10,157	9,797	10,067	9,780
Weighted average diluted shares outstanding	10,807	10,249	10,717	10,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2009	9,930,682	$10	$83,499	$(3,242)	$(51,798)	$28,469
Stock option exercises	264,356	—	1,283	—	—	1,283
Common Stock issued pursuant to the Employee Stock Purchase Plan	7,323	—	40	—	—	40
Stock-based compensation expense	—	—	737	—	—	737
Restricted stock issuance	48,750	—	—	—	—	—
Common stock cash dividends	—	—	—	—	(1,008)	(1,008)
Comprehensive income (loss):
Net income	—	—	—	—	4,190
Foreign currency translation adjustment	—	—	—	10	—
Comprehensive income						4,200
Balance at September 30, 2010	10,251,111	$10	$85,559	$(3,232)	$(48,616)	$33,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,190	$3,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	446	474
Amortization of intangible assets	512	548
Amortization of debt issuance costs	64	101
Stock-based compensation	737	649
Unrealized foreign currency transaction (gains) and losses, net	86	436
Benefit from foreign deferred income taxes	(189)	(89)
Change in operating assets and liabilities:
Contract receivables	6,726	3,022
Unbilled work-in-progress	(1,908)	(142)
Prepaid and other assets	301	(188)
Accounts payable and accrued liabilities	460	(573)
Unearned revenue	(4,778)	(4,381)
Other long-term obligations	—	(1,069)
Net cash provided by operating activities	6,647	2,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(370)	(439)
Common stock dividend	(502)	—
Net cash used in investing activities	(872)	(439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(18)	(15)
Principal payments on long-term debt	(1,811)	(3,073)
Proceeds from the issuance of stock	1,323	211
Net cash used in financing activities	(506)	(2,877)

Effect of exchange rate changes on cash	63	499

Net decrease in cash and cash equivalents	5,332	(630)
Cash and cash equivalents at beginning of period	5,369	5,783
Cash and cash equivalents at end of period	$10,701	$5,153

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$19	$1,542
Income taxes paid	290	681
Common stock dividend declared	506	—

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

Fair Value of Financial Instruments - The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of September 30, 2010, we had no debt outstanding. As of December 31, 2009, we estimated the fair value of our fixed rate senior term loan and revolver were $0.3 million and $1.5 million, respectively.

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

As of September 30, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2009	$—	$7,274	$6,033	$8,988	$22,295
Effects of changes in foreign currency exchange rates	—	(54)	—	(66)	(120)
Balance as of September 30, 2010	$—	$7,220	$6,033	$8,922	$22,175

We conducted our annual goodwill impairment test as of July 31, 2010, and we determined that goodwill was not impaired as of the test date. From July 31, 2010 through September 30, 2010, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of September 30, 2010 and December 31, 2009, identifiable intangibles were as follows (in thousands):

	September 30, 2010			December 31, 2009			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,702	$1,491	$211	$1,712	$1,287	$425	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	709	431	278	715	357	358	7.0 yrs
Business partnerships	116	98	18	116	82	34	5.0 yrs
Customer relationships	3,161	2,345	816	3,177	2,130	1,047	5.3 yrs
	$5,915	$4,592	$1,323	$5,947	$4,083	$1,864	5.2 yrs

(1)  Changes in intangible gross values as of September 30, 2010 compared to December 31, 2009 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended September 30, 2010 and 2009 and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2010 was as follows (in thousands):

Twelve months ending September 30,
2011	$627
2012	398
2013	298
$1,323

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic income per common and preferred share:
Net income available to common and preferred stockholders	$1,576	$1,328	$4,190	$3,399
Basic weighted average shares outstanding	10,157	9,797	10,067	9,780
Basic income per common and preferred share	$0.16	$0.14	$0.42	$0.35

Diluted income per common and preferred share:
Net income available to common and preferred stockholders	$1,576	$1,328	$4,190	$3,399
Weighted average common shares outstanding	10,157	9,797	10,067	9,780
Effect of dilutive securities — options	650	452	650	244
Diluted weighted average shares outstanding	10,807	10,249	10,717	10,024
Diluted income per common and preferred share	$0.15	$0.13	$0.39	$0.34

For the three months ended September 30, 2010 and 2009, 0.4 million and 0.9 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2010 and 2009, 0.4 million and 1.8 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.7 million and $0.6 million for the nine month periods ended September 30, 2010 and 2009, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of license fees and services, excluding depreciation and amortization	$15	$16	$43	$51
Cost of customer support, excluding depreciation and amortization	7	2	14	6
Sales and marketing	26	36	84	107
General and administrative	164	146	510	417
Product development	29	23	86	68
	$241	$223	$737	$649

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2010 and December 31, 2009, 1.4 million and 1.7 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At September 30, 2010 and December 31, 2009, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”)with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At September 30, 2010, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At September 30, 2010 and December 31, 2009, 0.7 million and 0.6 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the three and nine months ended September 30, 2010, we awarded a total of 0 and 48,750 shares of restricted stock to members of our Board of Directors and senior management. There were no issuances of restricted stock during the three or nine months ended September 30, 2009. During the three months ended September 30, 2010 and 2009, 11,000 and 10,000 shares of restricted stock vested, respectively.  During the nine months ended September 30, 2010 and 2009, 34,000 and 31,000 shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the three or nine months ended September 30, 2010 and 2009. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $51,000 and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $28,000 and $84,000 for the three and nine months ended September 30, 2009, respectively, of expense related to restricted stock grants. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (years)	*	*	5.9	5.3
Risk-free interest rate	*	*	2.5%	2.4%
Expected volatility	*	*	73.8%	78.0%
Expected dividend yield	*	*	0.3%	0%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2010:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	2,264	$5.57		$4,304
Options granted	210	$6.28
Less options forfeited	(8)	$6.14
Less options exercised	(264)	$4.68
Options outstanding at September 30, 2010	2,202	$5.74	5.10	$6,088

Options exercisable at September 30, 2010	1,844	$5.97	4.42	$5,054

All stock option amounts have been adjusted for the reverse stock split.

There were no stock options granted during the three months ended September 30, 2010 and 2009. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $3.89 and $2.20, respectively.

As of September 30, 2010, there was approximately $1.0 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of stock options vested during the three months ended September 30, 2010 and 2009 was $0.2 million. The total fair value of stock options vested during the nine months ended September 30, 2010 and 2009 was $0.5 million and $0.7 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $15,000 for the three months ended September 30, 2010 and 2009. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $45,000 for the nine months ended September 30, 2010 and 2009.

Cash received from stock option exercises for the three months ended September 30, 2010 and 2009 was $0.7 million and $0.2 million, respectively. Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $1.3 million and $0.2 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 1,100,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. After the reverse stock split, we are now authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2010, there were approximately 81,000 shares available for purchase.  For the three months ended September 30, 2010 and 2009, we recorded compensation expense of $3,000 and $5,000, respectively, and $10,000 and $16,000 for each of the nine month periods ended September 30, 2010 and 2009, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.1%	0.1%
Expected volatility	60.1%	66.0%	62.3%	65.2%
Expected dividend yield	2.8%	0%	0.8%	0%

Cash received from employee stock plan purchases for the three months ended September 30, 2010 and 2009 was $13,000 and $16,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2010 and 2009 was $40,000 and $51,000, respectively.

We issued shares related to the ESPP of approximately 2,000 and 9,000 for the three months ended September 30, 2010 and 2009, respectively. We issued shares related to the ESPP of approximately 7,000 and 32,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2010 and 2009, two significant customers (defined as contributing at least 10%) accounted for 28% (18% and 10%) and 28% (15% and 13%), respectively, of total revenue.  For the three months ended September 30, 2010, these customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Canada. For the three months ended September 30, 2009, these customers were a large telecommunications operator in the U.S. and a large telecommunications operator in Asia. For the nine months ended September 30, 2010 and 2009, one significant customer accounted for 16% and 20% of total revenue, respectively. This customer is a large telecommunications operator in the U.S.

As of September 30, 2010, one significant customer accounted for approximately 10% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator in Indonesia.  At December 31, 2009, one significant customer accounted for approximately 38% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$—	$333

$3.5 million U.K. revolving credit facility payable to financial institution, interest at Prime Rate plus 0.5%; interest rate was 3.75% at September 30, 2010 and December 31, 2009. Interest is payable monthly with remaining principal due February 22, 2011. The loan is secured by substantially all of our assets.	—	1,500
Total debt	—	1,833
Less current portion	—	(333)
Long-term debt, excluding current portion	$—	$1,500

Our $2.5 million U.S. revolving credit facility (“U.S. Revolving Facility”) bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of September 30, 2010.  Borrowings under the revolving facilities are limited to a percentage of our eligible accounts receivable and cash.  The U.S. Revolving Facility is secured by all assets of Evolving Systems, Inc. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio.  All accrued interest on outstanding borrowings under the U.S. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2010, we had $2.5 million in availability, but no borrowing outstanding under this U.S. Revolving Facility.

Our $3.5 million U.K. Revolving Facility bears interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of September 30, 2010.  Borrowings under the U.K. Revolving Facility are limited to a percentage of our eligible accounts receivable and cash.  The U.K. Revolving Facility is secured by all assets of Evolving Systems Holdings Ltd. and Evolving Systems Ltd. and is subject to certain affirmative and negative covenants, including financial covenants related to maintaining a specified ratio of debt to EBITDA, as defined, minimum EBITDA, minimum liquidity, and a specified fixed charge ratio. All accrued interest on outstanding borrowings under the U.K. Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of February 22, 2011.  As of September 30, 2010, we had $3.5 million in availability but no borrowings outstanding under this U.K. Revolving Facility.

We were in compliance with all of our debt covenants as of September 30, 2010 and December 31, 2009.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $122,000 and $380,000 for the three months ended September 30, 2010 and 2009, respectively.  The net expense during the three months ended September 30, 2010 consisted of income tax expense of $185,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended September 30, 2009 consisted of income tax expense of $444,000 and a deferred tax benefit of $64,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations.

We recorded net income tax expense of $688,000 and $438,000 for the nine months ended September 30, 2010 and 2009, respectively.  The net expense during the nine months ended September 30, 2010 consisted of income tax expense of $877,000 and a deferred tax benefit of $189,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the nine months ended September 30, 2009 consisted of income tax expense of $610,000 and a deferred tax benefit of $172,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2010 and December 31, 2009 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.

As of September 30, 2010 and December 31, 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a third quarter cash dividend of $.05 per share, payable October 15, 2010, to stockholders of record September 10, 2010. The dividend was accrued as of September 30, 2010 for $0.5 million and paid on October 15, 2010. Previously, our Board of Directors declared a second quarter cash dividend of $.05 per share, payable July 15, 2010, to stockholders of record June 10, 2010. The dividend was accrued as of June 30, 2010 for $0.5 million and paid on July 15, 2010.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2010 and December 31, 2009, no shares of Preferred Stock are outstanding.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
License fees and services	$4,891	$5,836	$16,184	$15,940
Customer support	4,353	4,077	12,519	12,445
Total revenue	9,244	9,913	28,703	28,385

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,927	3,852	10,113	10,214
Customer support	3,103	2,625	8,983	8,159
	6,030	6,477	19,096	18,373
Unallocated Costs
Other operating expenses	4,063	4,497	13,103	12,539
Depreciation and amortization	318	354	958	1,022
Interest income	(6)	(1)	(10)	(24)
Interest expense	20	145	81	563
Foreign currency exchange (gain) loss	(63)	(226)	86	436
Income before income taxes	$1,698	$1,708	$4,878	$3,837

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

	Three Months Ended September 30,
	2010			2009
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$599	$2,120	$2,719	$335	$2,208	$2,543
United Kingdom	626	501	1,127	673	553	1,226
Indonesia	—	155	155	1,342	28	1,370
Other	3,666	1,577	5,243	3,486	1,288	4,774
Total revenues	$4,891	$4,353	$9,244	$5,836	$4,077	$9,913

	Nine Months Ended September 30,
	2010			2009
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$2,251	$6,280	$8,531	$1,681	$7,114	$8,795
United Kingdom	2,008	1,500	3,508	1,998	1,572	3,570
Indonesia	2,194	279	2,473	2,169	83	2,252
Other	9,731	4,460	14,191	10,092	3,676	13,768
Total revenues	$16,184	$12,519	$28,703	$15,940	$12,445	$28,385

	September 30,	December 31,
	2010	2009
Long-lived assets, net
United States	$6,621	$6,759
United Kingdom	17,812	18,422
Other	192	174
	$24,625	$25,355

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Activation	$5,083	$6,429	$16,420	$16,945
Numbering solutions	3,710	3,050	10,877	9,821
Mediation	451	434	1,406	1,619
Total revenues	$9,244	$9,913	$28,703	$28,385

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2010 or December 31, 2009.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2010 or December 31, 2009.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2010 or December 31, 2009.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2010 or December 31, 2009.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2010 or December 31, 2009.

(b)           Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,000 as of September 30, 2010 and December 31, 2009, respectively. We recorded approximately $2,500 and $7,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2010, respectively.

Effective March 12, 2010, Stephen K. Gartside, Jr., Chairman of the Board, resigned from our Board of Directors We entered into a consulting agreement with Mr. Gartside to provide consulting services to us. Under the consulting agreement we will pay Mr. Gartside a fee of $7,000 for his services through December 31, 2010. We had current obligations in the consolidated balance sheets under the agreement of $2,333 as of September 30, 2010. We recorded approximately $2,333 and $4,666 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2010, respectively.

NOTE 12 — SUBSEQUENT EVENTS

On November 4, 2010, our Board of Directors declared a fourth quarter cash dividend of $.05 per share, payable January 14, 2011, to stockholders of record December 10, 2010.

On October 21, 2010, Bruce W. Armstrong resigned from our Board of Directors. Mr. Armstrong was also a member of our Compensation Committee and our Nominating and Governance Committee. There were no disagreements with management. Also effective October 21, 2010, our Board of Directors adopted a resolution reducing the size of our Board of Directors from 8 to 7 members.

We evaluated our September 30, 2010 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $9.2 million from $9.9 million for three months ended September 30, 2010 and 2009, respectively. Consolidated revenue increased to $28.7 million from $28.4 million for nine months ended September 30, 2010 and 2009, respectively.  The decrease in revenue for the three months ended September 30, 2010 is primarily due to lower Tertio service activation revenue. The growth during the nine months ended September 30, 2010 is primarily the result of increased revenue from our Dynamic SIM AllocationTM (“DSA”) solution and International NumeriTrack partially offset by decreases in Tertio service activation and mediation revenue.

We reported net income of $1.6 million and $4.2 million for the three and nine months ended September 30, 2010, respectively compared to $1.3 million and $3.4 million for the three and nine months ended September 30, 2009, respectively. This is the tenth consecutive quarter in which we have reported net income.  Our twelve month backlog decreased to $13.8 million as of September 30, 2010, compared to $16.8 million as of September 30, 2009.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009
	Increase/(Decrease)

Revenue	$(287)	$(230)
Costs of revenue and operating expenses	(232)	79
Operating income (loss)	$(55)	$(309)

The net effect of our foreign currency translations for the three months ended September 30, 2010 was a $0.3 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended September 30, 2009. The net effect of our foreign currency translations for the nine months ended September 30, 2010 was a $0.2 million decrease in revenue and a $79,000 increase in operating expenses versus the nine months ended September 30, 2009.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
License fees and services	53%	59%	56%	56%
Customer support	47%	41%	44%	44%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	21%	20%	21%	20%
Costs of customer support, excluding depreciation and amortization	13%	15%	12%	15%
Sales and marketing	19%	20%	19%	21%
General and administrative	14%	16%	15%	15%
Product development	11%	9%	11%	8%
Depreciation	2%	2%	2%	2%
Amortization	2%	2%	2%	2%
Total costs of revenue and operating expenses	82%	84%	82%	83%

Income from operations	18%	16%	18%	17%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(1)%	(0)%	(2)%
Foreign currency exchange gain (loss)	0%	2%	(1)%	(1)%
Other income (expense), net	0%	1%	(1)%	(3)%

Income before income taxes	18%	17%	17%	14%
Income tax expense	1%	4%	3%	2%
Net income	17%	13%	14%	12%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Activation	$5,083	$6,429	$16,420	$16,945
Numbering solutions	3,710	3,050	10,877	9,821
Mediation	451	434	1,406	1,619
Total revenues	$9,244	$9,913	$28,703	$28,385

Revenue for the three months ended September 30, 2010 and 2009 was $9.2 million and $9.9 million, respectively. Revenue for the nine months ended September 30, 2010 and 2009 was $28.7 million and $28.4 million, respectively. Decreased revenue during the three months ended September 30, 2010 was primarily due to decreased sales related to our Tertio service activation products.  Increased revenue during the nine months ended September 30, 2010 compared to 2009 is primarily due to increased revenue from our DSA and International NumeriTrack products partially offset by decreased sales related to our Tertio service activation products.

License Fees and Services

License fees and services revenue decreased $0.9 million, or 16%, to $4.9 million for the three months ended September 30, 2010 from $5.8 million for the three months ended September 30, 2009.  Changes in license fees and services revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 included a decrease of $1.6 million in revenue from our activation products, partially offset by an increase of $0.6 million in revenue from our numbering solutions products and an increase of $0.1 million in revenue from our mediation products.  This growth in our numbering solutions and mediation product groups is due to increased revenue from International NumeriTrack and our legacy numbering and mediation products. The decrease in revenue from our activation products is due primarily to decreased sales of our Tertio service activation products.

License fees and services revenue increased $0.3 million, or 2%, to $16.2 million for the nine months ended September 30, 2010 from $15.9 million for the nine months ended September 30, 2009.  Changes in license fees and services revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 included an increase of $1.2 million in revenue from our numbering solutions products, an increase of $0.4 million in revenue from our mediation products, partially offset by a decrease of $1.4 million in revenue from our activation products.  This growth in the numbering and mediation product groups is primarily due to increased revenue from International NumeriTrack and our legacy numbering and mediation products. The decrease in activation revenue is due primarily to lower sales of our Tertio service activation products, partially offset by an increase in revenue from our DSA product.

Customer Support

Customer support revenue increased $0.3 million, or 7%, to $4.4 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009.  Changes in customer support revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 included an increase in revenue from our activation products of $0.3 million and an increase of $0.1 million from our numbering solutions products. These increases were partially offset by a decrease of $0.1 million in revenue from our mediation products.  The growth in customer support for our activation and numbering solutions products is due to increased revenue from DSA and our legacy numbering products. The decrease in revenue from our mediation products is due to support contracts that were not renewed by customers.

Customer support revenue increased $0.1 million, or 1%, to $12.5 million for the nine months ended September 30, 2010 from $12.4 million for the nine months ended September 30, 2009.  Changes in customer support revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 included an increase in revenue from our activation products of $0.7 million, partially offset by a decrease of $0.6 million in revenue from our mediation products.  The growth in customer support for our activation product group is due to increased revenue from DSA. The decrease in revenue from our mediation products is due to support contracts that were not renewed by customers.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.2 million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively. Costs of revenue, excluding depreciation and amortization, were $9.6 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, remained at $2.0 million for the three months ended September 30, 2010 and 2009.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 40% for the three months ended September 30, 2010 from 34% for the three months ended September 30, 2009.  The increase as a percentage of revenue is primarily the result of increased hours to deliver projects with less revenue, partially offset by lower partner commissions and lower occupancy costs related to new office leases at our U.K. and India offices.

Costs of license fees and services, excluding depreciation and amortization, increased $0.4 million, or 6%, to $6.1 million for the nine months ended September 30, 2010 from $5.7 million for the nine months ended September 30, 2009.  The increase in costs is primarily the result of increased labor costs to support higher revenue and higher travel expenses from increased onsite involvement from our DSA implementations, partially offset by lower partner commissions and lower occupancy costs related to new office leases at our U.K. and India offices. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 38% for the nine months ended September 30, 2010 from 36% for the nine months ended September 30, 2009.  The increase as a percentage of revenue is primarily the result of increased employee costs and increased travel expenses partially offset by the aforementioned increased revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.2 million, or 14%, to $1.3 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 29% for the three months ended September 30, 2010 from 36% for the three months ended September 30, 2009.  The decrease in costs of customer support and the decrease as a percentage of revenue are primarily the result of decreased employee costs.

Costs of customer support, excluding depreciation and amortization, decreased $0.8 million, or 17%, to $3.5 million for the nine months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 28% for the nine months ended September 30, 2010 from 34% for the nine months ended September 30, 2009.  The decrease in costs of customer support and as a percentage of revenue, are primarily the result of decreased employee costs.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million, or 13%, to $1.8 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009.  As a percentage of total revenue, sales and marketing expenses decreased to 19% for the three months ended September 30, 2010 from 20% for the three months ended September 30, 2009. The decrease in costs and as a percentage of revenue is primarily due to lower incentive compensation and technical sales support.

Sales and marketing expenses decreased $0.4 million, or 6% to $5.5 million for the nine months ended September 30, 2010 from $5.9 million for the nine months ended September 30, 2009.  As a percentage of total revenue, sales and marketing expenses decreased to 19% for the nine months ended September 30, 2010 from 21% for the nine months ended September 30, 2009. The decrease in costs and as a percentage of revenue is primarily due to lower incentive compensation and technical sales support.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.2 million, or 15%, to $1.3 million from $1.5 million for the three months ended September 30, 2010 and 2009, respectively.  As a percentage of total revenue, general and administrative expenses for the three months ended September 30, 2010 and 2009 decreased to 14% for the three months ended September 30, 2010 from 16% for the three months ended September 30,

2009.  The decrease in costs and as a percentage of revenue is primarily from decreased incentive compensation expenses due to lower revenue and decreased professional fees.

General and administrative expenses decreased $0.1 million, or 2%, to $4.3 million from $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in costs is primarily from decreased incentive compensation expenses and decreased professional fees. As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2010 and 2009 remained at 15%.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.1 million, or 7%, to $1.0 million from $0.9 million for the three months ended September 30, 2010 and 2009, respectively.  As a percentage of revenue, product development expenses for the three months ended September 30, 2010 and 2009, increased to 11% from 9%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to increased development work on our DSA product.

Product development expenses increased $1.0 million, or 44%, to $3.3 million from $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2010 and 2009, increased to 11% from 8%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to an increased development work on our DSA product and development of new features on our legacy numbering products.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense decreased to $146,000 for the three months ended September 30, 2010 from $160,000 for the three months ended September 30, 2009. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2010 and 2009 remained at 2%.

Depreciation expense decreased to $446,000 for the nine months ended September 30, 2010 from $474,000 for the nine months ended September 30, 2009. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2010 and 2009 remained at 2%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense remained at $0.2 million for the three months ended September 30, 2010and 2009. As a percentage of revenue, amortization expense for the three months ended September 30, 2010 and 2009 remained at 2%.

Amortization expense remained at $0.5 million for the nine months ended September 30, 2010 and 2009. As a percentage of revenue, amortization expense for the nine months ended September 30, 2010 and 2009 remained at 2%.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $20,000 and $145,000 for the three months ended September 30, 2010 and 2009, respectively. The decrease of $125,000 is due to the retirement of our subordinated debt during 2009 and the retirement of our senior term loan in the first quarter of 2010.

Interest expense was $81,000 and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $0.5 million is due to the retirement of our subordinated debt during 2009 and the retirement of our senior term loan in first quarter of 2010.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively and $(0.1) million and ($0.4) million for the nine months ended September 30, 2010 and 2009, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Taxes

We recorded net income tax expense of $122,000 and $380,000 for the three months ended September 30, 2010 and 2009, respectively.  The net expense during the three months ended September 30, 2010 consisted of income tax expense of $185,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the three months ended September 30, 2009 consisted of income tax expense of $444,000 and a deferred tax benefit of $64,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. Our effective tax rate of 7% for the three months ended September 30, 2010 was down from an effective tax rate of 22% for the three months ended September 30, 2009.  This decrease in our effective tax rate relates principally to increased earnings in the U.S., which has the lowest tax rate of all of our jurisdictions and lower unrecoverable foreign withholding in the U.S. Our current effective tax rate of 7% includes the utilization of our U.S. net operating losses.

We recorded net income tax expense of $688,000 and $438,000 for the nine months ended September 30, 2010 and 2009, respectively.  The net expense during the nine months ended September 30, 2010 consisted of income tax expense of $877,000 and a deferred tax benefit of $189,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. The net expense during the nine months ended September 30, 2009 consisted of income tax expense of $610,000 and a deferred tax benefit of $172,000. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. Our effective tax rate of 14% for the nine months ended September 30, 2010 was up from an effective rate of 11% for the nine months ended September 30, 2009.  This increase in our effective tax rate relates principally to increased earnings in the U.K., which has the highest tax rate of all of our jurisdictions.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2010 and December 31, 2009, this component of the deferred tax liability was $0.4 million and $0.5 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $4.3 million to $9.1 million as of September 30, 2010 from $4.8 million as of December 31, 2009.

CONTRACTUAL OBLIGATIONS

During the third quarter we renewed our office lease at our Bath, England location through September 26, 2015.

There have been no other material changes to the contractual obligations as disclosed in our 2009 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2010, our principal source of liquidity was $10.7 million in cash and cash equivalents, $4.5 million in contract receivables, net of allowance, as well as $6.0 million available under our revolving credit facilities.

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $6.6 million and $2.2 million, respectively.  The increase in cash provided by operating activities for the nine months ended September 30, 2010 was due primarily to improved financial results, the timing of billings and collections and the payment of $1.1 million of accrued interest on our subordinated debt obligations during the nine months ended September 30, 2009.

Net cash used in investing activities during each of the nine months ended September 30, 2010 and 2009 was $0.9 million and $0.4 million, respectively.  The increase in cash used for the nine months ended September 30, 2010 versus 2009 was related to the cash dividend that was paid during the quarter.

Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $0.5 million and $2.9 million, respectively.  The decrease in cash used in financing activities is due to the retirement of our senior and subordinated debt, on which we paid less during 2010 and increased cash provided from the exercise of stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations and availability under our revolving lines of credit will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at September 30, 2010 of $10.7 million;

•                  The availability under our revolving credit facilities of $6.0 million at September 30, 2010;

•                  Our working capital balance of $9.1 million;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  The declaration of our fourth quarter cash dividend of $.05 per share and the possibility of future dividends;

•                  Our backlog as of September 30, 2010 of approximately $13.8 million, including $5.7 million in license fees and services and $8.1 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2010, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  During the nine months ended September 30, 2009, the effect of exchange rate changes resulted in a $0.5 million increase in consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We could be exposed to interest rate risk related to our senior revolving credit facilities entered into in February 2008.  These obligations are variable interest rate notes based on Prime Rate.  Fluctuations in Prime Rate affect our interest rates. There was no balance outstanding on our credit facilities as of September 30, 2010. As of December 31, 2009, there was $1.5 million outstanding on our senior revolving credit facilities.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2010	2009
Great British pound	0.63257	0.62792
Indian rupee	44.88330	46.75082

	Three Months Ended September 30,		Nine Months Ended September 30,
Average rates:	2010	2009	2010	2009
Great British pound	0.64552	0.60943	0.65258	0.65070
Indian rupee	46.63700	48.75878	46.13421	49.51497

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

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

During the second, third and fourth quarter of 2010, our Board of Directors declared a cash dividend of $.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, since our revolving credit facility currently prohibits us from declaring dividends to our common stockholders, any future dividend payments would need to be approved, in the same manner as our prior dividends, by the financial institution which issued our revolving credit facility. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

On September 8, 2010 we announced that we retained the investment banking firm of Lazard Frères & Co. LLC. (“Lazard”) as our exclusive financial adviser in response to unsolicited strategic interest.  Lazard is assisting us in evaluating our options to enhance value for our stockholders.  We can make no assurance that engaging Lazard will result in a merger or other transaction. Should no transaction result from our engagement with Lazard, it is possible that the market price of our common stock might decline.

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

Date: November 4, 2010	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)