Form 10-K
period 2010-12-31
EVOLVING SYSTEMS INC
filed 2011-03-08
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $47.2 million as of June 30, 2010.

The number of shares of Common Stock outstanding was 10,764,108 as of March 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2010 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2010

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

We report the operations of our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue.  We also report revenue based on two of the core areas described above. We report our SIM card activation solution within activation and we report mediation within activation and numbering results. We further report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.   Further information regarding our operating segments and geographical information is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Founded in 1985, we initially focused on providing custom software development and professional services to telecommunications companies in the United States. In 1996, concurrent with the passage of the Telecommunications Act of 1996 (“the Telecom Act”), we made a strategic decision to add software products to our established professional services offerings. The outcome of that decision was the creation of a comprehensive product portfolio, of Local Number Portability (“LNP”) and Number Management solutions.

In 2003 and 2004, we significantly expanded our portfolio of products as a result of three acquisitions that we made over the periods of November 2003 through November 2004.  The first acquisition was CMS Communications, Inc. (“CMS”) in November 2003, where we acquired a network mediation and service assurance solution.  In October 2004, we acquired Telecom Software Enterprises, LLC (“TSE”) adding LNP and Wireless Number Portability (“WNP”) number ordering and provisioning monitoring and testing products.  In November 2004, we acquired Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added a service activation solution, Tertio™, and a billing mediation solution, Evident™, to our product portfolio. The result of these acquisitions is a significantly expanded product and service capability to address a larger portion of our customers’ OSS application needs with a balanced mix of products and product enhancements, as well as services.

As a result of our acquisition of Evolving Systems U.K., we enhanced our sales model to include both direct and indirect channels.  We formed new relationships with equipment providers and system integrators to extend our reach to new geographical regions as well as help us further penetrate our existing territories.   In addition, we added regional partners to help with both local selling and deployments in emerging markets.

RECENT DEVELOPMENTS

•                  The market is moving to add a wide array of connected devices to wireless and broadband networks.  It has been described as the creation of an “internet of things.”  This represents an opportunity for Evolving Systems to leverage our Dynamic SIM Allocation (“DSA”) technology to provide technical solutions for SIM-based devices such as M2M monitors, e-readers, network connected building management systems, network attached health monitoring systems as well as smart meters and wirelessly connected vending machines.

•                  The arrival and proliferation of 4G services.  As consumers continue to exhibit an appetite for faster network connections to support devices such as Smartphones and tablets — operators are investing to increase the bandwidth of their networks.  Often this is labeled by a carrier as offering 4G services.  This industry direction should provide opportunities for us with our DSA and service activation solutions.

•                  As more countries roll-out number portability solutions the market for our NumeriTrack product continues to increase.  Often, in preparation for the implementation of number portability, a carrier is motivated to improve their number management and assignment systems.  This allows us to propose an attractive business case for NumeriTrack.

INDUSTRY DYNAMICS

The rapid introduction of new technologies such as wireless and broadband services has created a growing market for telecommunications solutions worldwide.  This emergence of new technologies in telecommunications networks and end-user devices, consumer electronics, and personal computers, has created an industry that is in the midst of significant change. Carriers not only compete with companies from other industries, such as media and entertainment, but also with companies providing applications and services over the Internet.  In such a competitive market, companies are increasingly bundling voice, messaging and data services in order to meet market demand.  This bundling of services is just one facet of what is called convergence.  In order to facilitate convergence, carriers are implementing a variety of network transformation programs that include: the migration to packet-switching transmission networks based on the Internet protocol (often called all-Internet Protocol (“IP”) networks); the migration to new service creation and delivery platforms that enable the provision of multimedia services over IP-based networks; and the introduction of one or more broadband access networks over existing wired infrastructure, new fiber deployments, cable access networks, and evolved wireless broadband networks including Global System for Mobile Communication (“GSM”)/EDGE, 3G/WCDMA/HSPA, and 4G/Long Term Evolution. Along with the continued development of new technologies, carriers are facing increasing levels of competition due to the varying demand in connection types, subscribers and service usage, as well as pricing declines due to competitive and regulatory pressures.  Given the increased competitive climate in the telecommunication market many carriers are pursuing network expansions in order to provide new value-added services (“VAS”).  Carriers are, at the same time continually looking to reduce operational costs which often leads to the rationalizing of their back office and OSS.  This complex and rapidly changing landscape is further affected by the continued consolidation of carriers and their suppliers.

OPERATIONS SUPPORT SYSTEMS (“OSS”)

OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as service fulfillment, service assurance, and billing.  Service fulfillment encompasses ordering, provisioning and activation.  Ordering and Customer Relationship Management (CRM) systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS.  Inventory systems maintain physical and logical views of all the assets a carrier needs to turn up/off/change or add a service.  Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Service assurance systems also allow carriers to track and report on service conditions or outages in order to dispatch their large work force for necessary repairs. Carriers use billing systems to collate, manage and report usage information for partner and customer billing. OSS typically operate in a highly available 24x7 environment to support the real-time communication networks that facilitate the carriers’ service offerings.

Traditionally, as carriers have added new services, such as wireless or Internet-based services, they have either developed their own in-house OSS applications or added new OSS applications from product vendors. These additional OSS can be difficult to integrate into the carriers’ operations, as they often utilize heterogeneous elements, making interoperability among the systems technically challenging. These OSS are further constrained by the many incremental changes that have been made in order to accommodate new computing and network technologies and new value-added services, such as texting and broadband services.  In addition, carriers have had to adapt their OSS to comply with government or regulatory mandates that in some cases change how systems and processes are required to work.  Because of these challenges, carriers have difficulty replacing existing OSS due to the large investment and the complicated interoperability environments in which they operate. As a result, carriers often continue to make incremental modifications to these OSS, in some cases further increasing their complexity and making it more difficult for the applications to be replaced.  However, as packaged OSS software solutions continue to advance, carriers are increasingly looking to replace their legacy OSS environments with OSS software packages designed to meet growing complex processes in the areas of service fulfillment, service assurance and billing.

PRODUCT PORTFOLIO

Dynamic SIM Allocation

In 2007, we announced our DSA solution that offers carriers a new way to provision wireless services by dynamically activating and assigning resources to the wireless device when it is first used. The wireless Subscriber Identity Module (“SIM”) card is central to the provision of wireless access and services for GSM/EDGE and 3G/WCDMA networks and is specified as part of the next generation 4G LTE technologies. These networks represent the most common type of wireless technology used today by wireless operators world-wide.  Typically, SIM cards are either pre-provisioned before they are distributed to the retail environment or are provisioned at the point-of-sale. Pre-provisioning SIM cards require that network resources are allocated well in advance of the SIM card becoming available for sale.  This inevitably leads to poor utilization of network resources such as numbers and other critical identifiers.  The result is increased network costs and a poor user experience. Provisioning SIM cards at the point-of-sale overcomes many of these issues but at a high cost, as retail and back-office infrastructure needs to be in place.  Our DSA solution offers carriers the user experience and resource efficiency benefits of provisioning at the point-of-sale without demanding the retail and back-office infrastructure usually required. The solution offers a number of benefits including:

•                  Improve efficiency and utilization: Carriers can experience a high wastage of SIM cards that are never activated for a revenue-generating subscriber. Our solution reduces the cost of this wastage by removing the need for SIM cards to be pre-provisioned in network databases.

•                  Ensure availability: Carriers can find it difficult to effectively and reliably manage their SIM inventory, especially when multiple SIM card variants and profiles are needed. The solution helps carriers to make sure new SIM cards and numbers are always available to meet demand.

•                  Easier to personalize: Prepaid subscribers have traditionally been unable to choose their mobile phone number at time of activation. With our solution, prepaid subscribers can choose their number from a database of available numbers, using just their mobile phone.  Furthermore, carriers, with our solution, can monetize their number inventory by charging for vanity or golden numbers.

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

Numbering

Evolving Systems’ Numbering product line includes our Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) products as well as our NumeriTrack® number management solution.

LNP and WNP

Our Number Portability software solution enables carriers to comply with U.S. and Canadian regulations for implementing LNP and WNP.  Number porting allows customers the ability to retain, or “port”, their phone numbers when changing from one service provider to another. Our LNP software, which includes the functionality to support ordering, provisioning, reporting, testing and exchanging information between carriers, is used by wireline, wireless and cable service providers in North America. Over time, we have expanded our number portability product features and developed other number portability related OSS software products for the wireline, wireless and cable markets.  Our full LNP and WNP product line is comprised of the following suite of products:

•                  OrderPath® order entry;

•                  NumberManager® network provisioning;

•                  LNP DataServer™ data warehousing;

•                  VeriPort™ NPAC testing; and

•                  Verify™ product suite for monitoring carriers’ application communications for optimum service assurance.

Number Management

We developed our NumeriTrack solution in response to the Federal Communications Commission (“FCC”) mandated number conservation and number pooling regulations for both wireline and wireless carriers. These regulations, implemented in 2003, resulted from the FCC’s goal to assure that the U.S. does not exhaust its availability of 10-digit telephone numbers. In order to effectively meet this challenge the FCC designed regulations to extend the life of the 10-digit numbering plan by changing the way phone numbers are allocated to carriers and specifying rules regarding the assignment and classification of those numbers.  The regulations also requires carriers to submit regular utilization reports and articulation of circumstances under which previously underutilized telephone numbers must be returned to the “pool” to be reallocated to other carriers. Our NumeriTrack solution facilitates compliance with the FCC mandates for both wireline and wireless carriers (and cable carriers providing telephony services).  Our solution provides inventory management of phone numbers and other assets such as SIM cards and supports inventory assignments and integration with carriers’ existing back-office systems. The NumeriTrack solution also contains features for the inventory of, and assignment logic for, numbers associated with IP addresses and is used by a large carrier in the U.S. for deployment of a Voice over Internet Protocol (“VoIP”) service offering. As is the case with our LNP and WNP solutions, the implementation of our NumeriTrack solution has far-reaching implications for integration with carriers’ existing OSS environments and business processes.  Beginning in 2006, we enhanced our NumeriTrack application to address markets outside of North America.

Our investments in adding support for various international numbering plans enabled us to sell and deploy this solution in markets outside of North America.  The resource management and assignment capabilities of NumeriTrack enables carriers around the globe to acquire and track phone numbers and other logical and physical assets for their products on both traditional and next generation wireline and wireless networks.  The solution will efficiently manage those assets through the lifecycle of the service, allowing carriers to spend less in acquiring new resources such as IP addresses, phone numbers and SIM cards for various products and regions.

Mediation

Our mediation portfolio consists of network data mediation products and billing mediation.  Our billing mediation product is Evident.  Our network mediation products are Traffic Data Management System (“TDMS”) and Mediation Central™.

Billing Mediation

Billing mediation is the process of collecting network usage data and verifying that usage data is accurate, and is a required pre-condition for generating accurate bills for a carrier’s customers. Billing mediation’s importance lies in its ability to provide a systematic point of reliability and assurance between network consumption and the billing system input. Our Evident product supports convergent voice, data, and content services. Evident software enables the accurate management of data, allowing reconciliation of data inputs and outputs.  In addition, it provides support for compliance with relevant regulatory, accounting and data integrity requirements.  This product also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident solution can be used by wireline, broadband and wireless carriers and provides carrier-grade support in terms of reliability, performance, and scalability. Revenue from billing mediation is reported within activation in our operating segment information which is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on

Form 10-K as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations which is in Item 7 of this Annual Report on Form 10-K.

As carriers bring new services to market they often need a new mediation process to support those new services.  Our Evident solution has been designed with the flexibility to support new service concepts and designs.

Network Assurance and Data Collection Solutions

A common challenge for telecommunications carriers is to create an integration layer between network element (“NE”) devices and the OSS applications that provision, monitor and control these devices. Deploying new devices needed for extending service offerings into the network can therefore be difficult, time consuming and expensive. Our mediation solutions provide a common framework for simplifying the collection and distribution of critical network data.  Our network mediation product, Mediation Central, supports a broad array of technologies that carriers typically deploy in their network.  Mediation Central provides support for wireline, broadband, transport and wireless networks. Our Mediation Central product supports both centralized and distributed configurations allowing, for example, carriers to deploy a single solution for all their data collection and distribution needs.  Our TDMS product is a legacy product that helps traditional wireline carriers collect usage data from their circuit switch networks. Revenue from network assurance and data collection solutions is reported within numbering in our operating segment information which is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations which is in Item 7 of this Annual Report on Form 10-K.

PROFESSIONAL AND INTEGRATION SERVICES

Our Professional and Integration Services team provides expert consulting services and advice for the design, customization, integration and deployment of our products.   The Professional and Integration Services team works closely with the Product Engineering and Development teams so that our products can meet the requirements of our customers as technologies and business requirements continue to evolve.  These services cover all aspects of the project lifecycle including system architecture and design, component design, development and customization, system integration and testing, deployment and production support, program and project level management, and domain and product expertise.  Our teams work closely with customers and integration partners and have established close, long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

PRODUCT DEVELOPMENT

We continue to invest in product development (“PD”), particularly for new products and/or for enhancements of existing products. PD is expensed as incurred.  For the years ended December 31, 2010, 2009 and 2008, we expensed $4.3 million, $3.5 million and $3.6 million, respectively, in PD costs.  The majority of all new PD investments in 2010 have gone into enhancing our core service activation and numbering products as well as the further development of our DSA solution.

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

SALES AND MARKETING

Our sales force is primarily a field-based organization structured to focus on specific geographical territories: North America, Europe, Middle East and Africa, Russia and the Commonwealth of Independent States, Asia Pacific, and Central and Latin America. Our sales activities cover both direct sales to the end user customers as well as sales through partners such as Gemalto, Oberthur, IBM and Alcatel who will often include our products as part of a wider solution offering which they have architected. We plan to continue to work with these or other partners in the future as well as looking to develop new potential routes to market for our products.

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

COMPETITION

The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities as well as pressures to be competitively priced. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications OSS software and services is extremely large. And, we currently hold only a small portion of total market share.  Our increased focus on numbering and activation as well as our work to establish the Dynamic SIM Allocation market has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors in service activation are Comptel Corporation, Oracle Corporation, Synchronoss Technologies, Inc., and Ericsson.  Our principal competitors in the numbering solutions market include Telcordia Technologies, Inc., Neustar, Inc. and Syniverse Technologies. In mediation, we compete with many different companies including Intec Telecom Systems PLC, Amdocs and Comptel. We believe we have an early advantage with our DSA solution but we are now seeing the arrival of competition from Giesecke & Devrient GmbH, Hewlett-Packard Company and Comptel.

We believe that our ability to compete successfully depends on a wide range of factors.  We deliver value by offering quality solutions at a competitive price that are tailored specifically to our customers’ network topography. Once a customer has implemented one of our products, we often receive subsequent orders for enhancements and change requests to add functionality and/or to increase capacity.  This follow-on business, and the fact that it is a complicated and expensive process to replace our software, provides an attractive revenue opportunity for us.  Furthermore, many of our customer relationships span five years or more with some extending beyond ten years.  We believe these long-term customer relationships give us a competitive advantage and can be a barrier to entry for our competitors.

SIGNIFICANT CUSTOMERS

In 2010 and 2009, approximately 17%  and 19% of our consolidated revenue came from one customer in the telecommunications industry, respectively. This customer is located in the U.S.  The loss of this customer would have a material adverse effect on our business as a whole. In 2008, approximately 34% of our consolidated revenue came from two unrelated customers in the telecommunications industry. Of these customers, one is located in the U.S. and the other in the U.K. The loss of either of these customers would have a material adverse effect on our business as a whole.

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

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2010 and 2009, our backlog was approximately $16.6 million and $20.8 million, respectively.  Our backlog at December 31, 2010 was comprised of license fees and services of $5.0 million and customer support of $11.6 million compared to license fees and services of $8.5 million and customer support of $12.3 million at December 31, 2009.

EMPLOYEES

As of December 31, 2010, we employed 248 people including 53 in the United States, 68 in the United Kingdom and 127 in Bangalore, India.  Of our worldwide staff, 86% are involved in product delivery, development, support and professional services, 6% in sales and marketing, and 8% in general administration.

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

As of the last business day of our most recently completed second fiscal quarter, June 30, 2010, our common equity public float was less than $75 million.  Therefore, we are not an accelerated or large accelerated filer, as defined in Securities Exchange Act Rule 12b-2.  Under current SEC rules, we are required in this Annual Report on Form 10-K to provide a report by management assessing the effectiveness of our internal control over financial reporting as of December 31, 2010.

After multiple extensions for non-accelerated filers to obtain an internal control audit under Section 404(b) of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act finally offered a permanent exemption for non-accelerated filers. Previously, non-accelerated filers would have been required to comply with Section 404(b) beginning with fiscal years ending on or after June 15, 2010. Although non-accelerated filers are still required to perform their own assessments of internal control under Section 404(a) and those assessments are now subject to liability under securities laws, they are permanently exempted from producing an audit report.

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

The market for our new products, specifically the international version of NumeriTrack and DSA, is uncertain and we are still in the early stages of developing customer demand for these products.  Our current strategy is heavily reliant on achieving increased sales of these products and if we are unable to achieve market acceptance of these products our sales and profit growth would be adversely affected.

If we are unable to properly supervise our software development subsidiary in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts and our business could be materially harmed.

In February 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc.  We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving Systems India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

We operate a global business that exposes us to additional currency, economic, regulatory and tax risks.

A significant part of our revenue comes from international sales.  Our international operations are subject to the risk factors inherent in the conduct of international business, including:

•                   fluctuations in currency exchange rates;

•                   compliance with U.S. Foreign Corrupt Practices acts and other anti-bribery laws and regulations;

•                   unexpected changes in regulatory requirements;

•                   compliance with export regulations, tariffs and other barriers;

•                   political and economic instability;

•                   limited intellectual property protection;

•                   difficulties in staffing and managing foreign operations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

Approximately half of our revenue is transacted in non-Dollar denominated currencies (e.g. British Pound Sterling and Euro).  As a result, when the dollar strengthens, our revenue, when converted to U.S. dollars, is reduced.  At the same time, with more than 50% of our operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.

Changes or challenges to the regulations of the communication industry could hurt the market for our products and services.

The market for our traditional North American OSS products was created and has primarily been driven by the adoption of regulations under the Telecom Act requiring North American carriers to implement number portability. Any changes to these regulations, or the adoption of new regulations by federal or state regulatory authorities under the Telecom Act, could hurt the market for our products and services.  In addition, customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could also materially harm our business, financial condition, results of operations, and cash flows.  We are also subject to numerous regulatory requirements of foreign jurisdictions.  Any compliance failures or changes in such regulations could, likewise, materially harm our business, financial condition, results of operations and cash flows.

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

The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to liquidated damages or to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could harm our business, financial condition, results of operations and cash flows.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in the numbering market include Telcordia Technologies, Inc., Syniverse Technologies and NeuStar, Inc. Our principal competitors in activation are Oracle (as a result of its acquisition of Metasolv), Comptel, Intec and Synchronoss Technologies. In mediation, we compete with many different companies with no single dominant competitor. Our principal competitors in the SIM allocation market include Giesecke & Devrient GmbH, Hewlett-Packard Company and Comptel. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently have errors and omissions insurance, which, subject to customary exclusions and limits, covers claims resulting from failure of our software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by this insurance, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. Defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Our measures to protect our proprietary technology and other intellectual property rights may not be adequate and if we fail to protect those rights, our business would be harmed.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have patents pending in the U.S. and other countries on elements of our DSA product and we have U.S. and Canadian patents on elements of our LNP products, NumberManager® and OrderPath®, and U.S. patents on elements of some of our other products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protections, we may choose not to patent certain inventions that turn out to be important. There is also the possibility that a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries may not adequately protect our proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate or others may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

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

Certain software developed or used by Evolving Systems, as well as certain software acquired in our acquisitions of CMS, TSE or Evolving Systems U.K., may include so called “open source” software that is made available under an open source software license.

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

Disruptions from terrorist activities, geopolitical conditions or military actions may disrupt our business.

The continued threat of terrorism within the U.S. and throughout the world and acts of war may cause significant disruption to commerce throughout the world. Abrupt political changes and armed conflict pose a risk of economic disruption in affected countries, which may increase our operating costs and add uncertainty to the timing and budget for technology investment decisions by our customers. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war, political unrest and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

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

Our international business operations include projects in developing countries and countries torn by conflict.  To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  We may also be subject to anti-bribery laws and regulations of the U.K. and other countries. In particular, we may be held liable for actions taken by our local partners and agents, even though such parties are not always subject to our control.  Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA or other anti-bribery legislation inadvertently and thus negatively impact our business.

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

Cash dividends

During the second, third and fourth quarter of 2010, our Board of Directors declared a cash dividend of $.05 per share. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, we may enter into a credit facility in the future which may require consent of the financial institution issuing the credit facility to declare a dividend.  If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.  In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.  These provisions include the following:

•                  we have a staggered board with each member of the Board of Directors serving for three years; in any given year, only a portion of our Board of Directors have terms that expire; this provision will be submitted to our stockholders for change to annual elections, but there is no guarantee that our stockholders will approve this change at the annual meeting in June 2011;

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

On February 11, 2011, our Board of Directors approved an amendment to our stockholders rights agreement (“Poison Pill”) terminating the agreement on March 1, 2011.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	24,305	10/31/12
Bath, England	5,100	9/26/15
London, England	2,765	3/24/15
Windsor, England	130	10/31/11
Bangalore, India	12,300	8/18/12
Munich, Germany	838	12/31/12
Kuala Lumpur, Malaysia	1,042	7/14/11

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly through the Nasdaq National Market under the symbol “EVOL” on May 12, 1998. Prior to that date, there was no public market for our common stock. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on August 28, 2002. The closing price of our common stock as reported on the Nasdaq Capital Market as of March 3, 2011 was $8.05 per share. The following table sets forth for the periods indicated the high and low closing sale quotations and may not be based on actual transactions for our common stock as reported on the Nasdaq Capital Market. The prices reported do not include retail mark-ups, markdowns or commissions.

	For the Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$7.05	$6.02	$2.88	$1.68
Second Quarter	$7.48	$6.72	$6.12	$2.36
Third Quarter	$7.64	$6.55	$7.04	$4.48
Fourth Quarter	$8.35	$7.40	$7.49	$5.85

As of March 3, 2011, there were approximately 41 holders of record of our common stock.

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the DJ Wilshire MicroCap Software index, and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2005 and its relative performance is tracked through 12/31/2010.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2010, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share amounts)

Revenue	$37,306	$38,196	$37,821	$35,953	$33,833
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	12,793	13,185	13,919	14,260	13,036
Sales and marketing	7,265	7,696	8,500	8,557	8,962
General and administrative	5,431	5,737	5,676	5,862	5,138
Product development	4,322	3,530	3,607	2,376	3,072
Depreciation	592	632	847	899	1,169
Amortization	688	732	1,363	1,565	2,511
Impairment of goodwill and intangible assets (1)	—	—	—	—	16,516
Restructuring and other expense	—	—	—	(4)	(21)
Income (loss) from operations	6,215	6,684	3,909	2,438	(16,550)
Interest and other, net	(210)	(1,096)	(420)	(1,284)	(1,837)
Income tax expense (benefit)	652	764	560	556	(1,604)
Net income (loss)	$5,353	$4,824	$2,929	$598	$(16,783)

Basic income (loss) per share	$0.53	$0.49	$0.30	$0.06	$(1.76)
Diluted income (loss) per share	$0.49	$0.48	$0.30	$0.06	$(1.76)
Weighted average basic shares outstanding	10,174	9,816	9,695	9,599	9,550
Weighted average diluted shares outstanding	10,815	10,145	9,878	9,788	9,550

Working capital (4) (5)	$11,812	$4,774	$1,802	$1,395	$803
Total assets	50,451	45,837	45,411	53,727	51,338
Long-term debt, net of current portion	—	1,500	4,883	8,686	11,370
Series B convertible redeemable preferred stock (2) (3)	—	—	—	5,587	11,281
Stockholders’ equity	$35,757	$28,469	$19,942	$17,928	$10,158

(1)          In 2006, we recognized an impairment of $16.5 million on goodwill and amortizable intangible assets related to our license fees and services operating segment.

(2)          The decrease in Series B convertible redeemable preferred stock and the increase in stockholders’ equity from 2006 to 2007 is primarily the result of holders of 487,916 shares of Series B Preferred Stock, with an aggregate carrying value of $5.7 million, converting their shares of preferred stock into 1,463,748 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock, during 2007.

(3)          On February 25, 2008, holders of 461,758 shares of Series B Preferred Stock with a carrying value of $5.4 million, or approximately 96% of the outstanding preferred stock, converted their shares of preferred stock into 692,637 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  On March 19, 2008, a holder of 16,992 shares of Series B Preferred Stock with a carrying value of $0.2 million, which represented the remainder of the outstanding preferred stock, converted his shares of preferred stock into 25,488 shares of our common stock in accordance with the conversion provisions of the Series B Preferred Stock.  As we previously included the Series B Convertible Preferred Stock as a participating security for basic EPS purposes, these conversions did not change our basic or diluted EPS calculations.

(4)          During 2009 we reduced our senior term note by $2.0 million which was classified as a current liability at December 31, 2008.

(5)          During 2009, we paid $6.2 million to retire our subordinated notes, including accrued interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

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

RECENT DEVELOPMENTS

We reported net income of $5.4 million, $4.8 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. This is the fourth consecutive year in which we have reported net income.  Our ending backlog at December 31, 2010 was $16.6 million, consisting of $5.0 million of license and services and $11.6 million of customer support compared to total backlog of $20.8 million at December 31, 2009.

We had several improvements to our balance sheet during 2010. Our working capital grew to $11.8 million at December 31, 2010 from $4.8 million at December 31, 2009. Our cash balances grew to $10.8 million from $5.4 million despite $1.5 million in existing cash used to pay off our U.K. revolving credit facility and $0.3 million to retire our senior term note and paying $1.0 million of common stock dividends.

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

	For the Years Ended December 31,
	2010 vs. 2009	2009 vs. 2008

Revenue	$(365)	$(1,984)
Costs of revenue and operating expenses	(17)	(3,035)
Operating income (loss)	$(348)	$1,051

The net effect of our foreign currency translations for the year ended December 31, 2010 was a $0.4 million decrease in revenue and a $17,000 decrease in operating expenses versus the year ended December 31, 2009. The net effect of our foreign currency translations for the year ended December 31, 2009 was a $2.0 million decrease in revenue and a $3.0 million decrease in operating expenses versus the year ended December 31, 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	Change	2009	2008	Change
Revenue:
License fees and services	$20,251	$21,561	$(1,310)	$21,561	$20,324	$1,237
Customer support	17,055	16,635	420	16,635	17,497	(862)
Total revenue	37,306	38,196	(890)	38,196	37,821	375

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	8,099	7,642	457	7,642	7,816	(174)
Costs of customer support, excluding depreciation and amortization	4,694	5,543	(849)	5,543	6,103	(560)
Sales and marketing	7,265	7,696	(431)	7,696	8,500	(804)
General and administrative	5,431	5,737	(306)	5,737	5,676	61
Product development	4,322	3,530	792	3,530	3,607	(77)
Depreciation	592	632	(40)	632	847	(215)
Amortization	688	732	(44)	732	1,363	(631)
Total costs of revenue and operating expenses	31,091	31,512	(421)	31,512	33,912	(2,400)
Income from operations	6,215	6,684	(469)	6,684	3,909	2,775
Other income (expense)
Interest income	13	25	(12)	25	161	(136)
Interest expense	(102)	(547)	445	(547)	(1,171)	624
Other income	—	—	—	—	57	(57)
Gain (loss) on extinguishment of debt	—	—	—	—	(290)	290
Foreign currency exchange gain (loss)	(121)	(574)	453	(574)	823	(1,397)
Other income (expense), net	(210)	(1,096)	886	(1,096)	(420)	(676)

Income before income taxes	$6,005	$5,588	417	$5,588	$3,489	2,099
Income tax expense	652	764	(112)	764	560	204
Net income	$5,353	$4,824	$529	$4,824	$2,929	$1,895

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2010	2009	2008
REVENUE
License fees and services	54%	56%	54%
Customer support	46%	44%	46%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	22%	20%	21%
Costs of customer support, excluding depreciation and amortization	12%	15%	16%
Sales and marketing	19%	20%	22%
General and administrative	15%	15%	15%
Product development	11%	9%	10%
Depreciation	2%	2%	2%
Amortization	2%	2%	4%
Total costs of revenue and operating expenses	83%	83%	90%

Income from operations	17%	17%	10%

Other income (expense)
Interest income	0%	0%	1%
Interest expense	(0)%	(1)%	(3)%
Other income	0%	0%	0%
Gain (loss) on extinguishment of debt	—	—	(1)%
Foreign currency exchange gain (loss)	(1)%	(2)%	2%
Other income (expense), net	(1)%	(3)%	(1)%

Income before income taxes	16%	14%	9%
Income tax expense	2%	2%	1%
Net income	14%	12%	8%

Revenue

Revenue is comprised of license fees and services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.  The following table presents our revenue by product line (in thousands). We previously disclosed mediation revenue in addition to activation and numbering. Mediation revenue is less than 5% of total revenue for 2010 and is not being presented separately. Those amounts are presented within activation and numbering. Prior period balances have been reclassified to reflect the current year’s presentation.

	For the Years Ended December 31,
	2010	2009	2008
Activation	$22,816	$24,739	$24,085
Numbering	14,490	13,457	13,736
	$37,306	$38,196	$37,821

License Fees and Services

License fees and services revenue decreased 6%, or $1.3 million to $20.3 million for the year ended December 31, 2010 compared to $21.6 million for the year ended December 31, 2009.  The decrease was a result of a decrease of $2.8 million in revenue from our activation products, partially offset by a $1.5 million increase in revenue from our numbering products. This decline in activation is due to decreased revenue from Tertio Service Activation (“TSA”) products, partially offset by increased DSA revenue. The $1.5 million increase in numbering revenue is due to increased sales of our NumeriTrack solutions and our legacy number portability products.

License fees and services revenue increased 6%, or $1.2 million to $21.6 million for the year ended December 31, 2009 compared to $20.3 million for the year ended December 31, 2008.  The increase was a result of an increase of $0.6 million in revenue from our activation products and a $0.6 million increase in revenue from our numbering products. This growth in activation is primarily due to increased revenue from our DSA solution, partially offset by decreased TSA and billing mediation revenue. The $0.6 million decrease in numbering revenue is due to decreased sales of our legacy products, offset by increased sales of our NumeriTrack solution. License fees and services revenue in 2009 was negatively affected by the strengthened U.S. Dollar.

Customer Support

Customer support revenue increased 3%, or $0.4 million, to $17.0 million for the year ended December 31, 2010 from $16.6 million for the year ended December 31, 2009.  The increase in customer support revenue was primarily the result of the increase in our DSA installed customer base.

Customer support revenue decreased 5%, or $0.9 million, to $16.6 million for the year ended December 31, 2009 from $17.5 million for the year ended December 31, 2008.  The decrease in customer support revenue was primarily the result of the strengthened U.S. Dollar and the cancellation of a TDMS customer support contract.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $12.8 million, $13.2 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services increased 6%, or $0.5 million, to $8.1 million for the year ended December 31, 2010 from $7.6 million for the year ended December 31, 2009.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 40% for the year ended December 31, 2010 from 35% for the year ended December 31, 2009.  The increase in costs and as a percentage of licenses fees and services revenue was primarily the result of increased effort and on-site presence on projects as well as pricing pressures in certain regions.

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

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 15%, or $0.8 million, to $4.7 million for the year ended December 31, 2010 from $5.5 million for the year ended December 31, 2009.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 28% for the year ended December 31, 2010 from 33% for the year ended December 31, 2009. The decrease in costs and as a percentage of customer support revenue was primarily due to decreased employee costs, which includes an increased reliance on our less expensive Indian workforce.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 6%, or $0.4 million, to $7.3 million for the year ended December 31, 2010 from $7.7 million for the year ended December 31, 2009.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2010 decreased to 19% from 20% for the year ended December 31, 2009.  These decreases were primarily due to lower incentive compensation costs as a result of lower sales orders and revenue during the year.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses decreased 5%, or $0.3 million, to $5.4 million for the year ended December 31, 2010 from $5.7 million for the year ended December 31, 2009.  The decrease in costs was primarily due to decreased incentive compensation expenses due to lower revenue and decreased professional fees. As a percentage of total revenue, general and administrative expenses remained at 15% for the years ended December 31, 2010 and 2009.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses increased 22%, or $0.8 million, to $4.3 million for the year ended December 31, 2010 from $3.5 million for the year ended December 31, 2009.  As a percentage of total revenue, product development expenses increased to 11% in 2010 from 9% in 2009.  The increased investment in product development was primarily from increased investment in DSA as well as additional investment in our numbering products.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 6%, to $592,000 for the year ended December 31, 2010 from $632,000 for the year ended December 31, 2009.  This decrease was a result of certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense remained at 2% for the years ended December 31, 2010 and 2009.

Depreciation expenses decreased 25%, to $0.6 million for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008.  This decrease was a result of certain assets becoming fully depreciated and the effects of the strengthened U.S. Dollar. As a percentage of revenue, depreciation expense remained at 2% for the years ended December 31, 2009 and 2008.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of CMS, TSE and Evolving Systems U.K.  Amortization expenses decreased 6%, to $688,000 for the year ended December 31, 2010 from $732,000 for the year ended December 31, 2009.  As a percentage of revenue, amortization expense remained at 2% for the years ended December 31, 2010 and 2009. The decrease in amortization expense was due to the remaining TSE intangible assets being fully amortized during 2009.

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

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income decreased 48%, or $12,000, to $13,000 for the year ended December 31, 2010 from $25,000 for the year ended December 31, 2009. The decrease was a result of lower rates of return earned on our cash balances.

Interest income decreased 84%, or $0.1 million, to $25,000 for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The decrease was a result of lower rates of return earned on our cash balances.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2010 decreased 81% or $0.4 million to $0.1 million as compared to $0.5 million for the year ended December 31, 2009.  This decrease was a result of lower debt balances due to the early retirement of our subordinated debt and accrued interest during 2009 and the retirement our senior term loan and revolving credit facility in the first quarter of 2010.

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

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists primarily of realized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  Foreign currency transaction expense decreased $0.5 million to $0.1 million for the year ended December 31, 2010 compared to a $0.6 million for the year ended December 31, 2009.  These losses were primarily generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

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

Income Tax Expense

We recorded net income tax expense of $0.7 million, $0.8 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.  In the U.S, we have net operating loss carryforwards of $45.0 million which are used to offset most U.S. tax liabilities. Our current tax expense primarily relates to our foreign subsidiaries in the U.K., Germany and India as well as non-recoverable foreign withholding tax and Alternative Minimum Tax (“AMT”) due in the U.S.

The net income tax expense for the year ended December 31, 2010 of $0.7 million consisted of current tax expense of $0.9 million, partially offset by a deferred tax benefit of $0.2 million. The current tax expense for the year ended December 31, 2010, primarily related to our U.K. and India based operations and non-recoverable foreign withholding tax and AMT in the U.S. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations.  Our effective tax rate of 11% for the year ended December 31, 2010 was down from an effective rate of 14% for the year ended December 31, 2009.  This decrease in our effective tax rate relates principally to increased income in the U.S., where our tax rate is the least and decreased non-recoverable foreign withholding tax. If, at some point in the future, we determine that it is more likely than not that we will realize our U.S. deferred tax assets related to our net operating losses and we reverse a portion of our valuation allowance, our effective tax rate will increase substantially.

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

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2010 and 2009, this deferred tax liability was $0.3 million and $0.5 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We recorded a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2010 and 2009 as we determined that it was more likely than not that we will not realize our U.S. deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards. We made our assessment of the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for only the reasonably foreseeable future periods and any tax planning strategies. Should we continue to generate taxable income in the U.S., we may need to reassess our valuation allowance.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.    As of December 31, 2010 and 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $11.8 million at December 31, 2010 reflects an increase of $7.0 million from our working capital position of $4.8 million at December 31, 2009.  Our working capital position increased at December 31, 2010 despite $1.5 million in existing cash used to pay off our U.K. revolving credit facility and cash dividends paid of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2010, our principal source of liquidity was $10.8 million in cash and cash equivalents and $6.0 million of unused availability under our revolving credit facilities.  The revolving credit facilities expired in February 2011.

Net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was $5.7 million, $3.6 million and $5.5 million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2010 versus 2009 is primarily due to our increased profitability in 2010 and in 2009 we made optional pre-payments of accrued interest on our subordinated debt, which is classified as other long-term obligations.

The decrease in cash provided by operating activities during the year ended December 31, 2009 compared to 2008 was optional pre-payments of accrued interest on our subordinated debt, which is classified as other long-term obligations and the change in the timing of our unearned revenue billings, partially offset by our increased profitability in 2009.

Net cash used by investing activities was $0.4 million, $0.5 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  During 2010, 2009 and 2008, we purchased $0.4 million, $0.5 million and $0.9 million in property and equipment to support operations, respectively. Historically, capital expenditures have been financed by cash from operating activities.

Net cash provided by/(used in) financing activities was $0.2 million, ($4.3) million and ($4.6) million for the years ended December 31, 2010, 2009 and 2008, respectively.  The net cash provided by financing activities was primarily due to $3.0 million in proceeds from the exercise of stock options, partially offset by payments of $1.0 million for common stock dividends and $1.8 million to retire our senior term notes and pay off our U.K. revolving credit facility. The net cash used in financing activities during 2009 was primarily the result of net payments of long-term debt of $5.1 million, partially offset by cash received from the exercise of stock options of $0.8 million. The net cash used in financing activities during 2008 was primarily the result of $8.3 million of principal payments on long-term debt, offset by borrowings on our new senior term loan of approximately $3.7 million, net of issuance costs. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2010 of $10.8 million;

•                  Our improved working capital balance of $11.8 million;

•                  Our demonstrated ability to generate positive operating cash flows;

•                  Our backlog of approximately $16.6 million, including $5.0 million in license fees and services and $11.6 million in customer support at December 31, 2010; and

•                  Our planned capital expenditures of less than $1.0 million during 2011.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2010, 2009 and 2008, the effect of exchange rate changes resulted in a $(43,000), $0.7 million and $(1.5) million increase/(decrease) to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2010, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2011	2012	2013	2014 and thereafter
Capital lease	$38	$30	$8	$—	$—
Operating leases	2,216	918	759	212	327
Total commitments	$2,254	$948	$767	$212	$327

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

Revenue Recognition

We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.  When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have vendor specific objective evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2010 and 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

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

Capitalization of Internal Software Development Costs

We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review.

We did not capitalize any internal software development costs during the years ended December 31, 2010, 2009, or 2008. In addition, we did not have any capitalized internal software development costs included in our December 31, 2010 and 2009 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2010	2009
Great British pound	0.64638	0.62792
Indian rupee	45.55809	46.75082

	For the Years Ended December 31,
Average rates:	2010	2009	2008
Great British pound	0.64675	0.64138	0.54485
Indian rupee	45.96229	48.44708	43.30325

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Denver, Colorado

March 8, 2011

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,801	$5,369
Contract receivables, net of allowance for doubtful accounts of $520 and $534 at December 31, 2010 and December 31, 2009, respectively	12,073	11,344
Unbilled work-in-progress	2,245	1,720
Deferred income taxes	—	8
Prepaid and other current assets	1,328	1,909
Total current assets	26,447	20,350
Property and equipment, net	999	1,196
Amortizable intangible assets, net	1,123	1,864
Goodwill	21,830	22,295
Long-term restricted cash	50	50
Other long-term assets	2	82
Total assets	$50,451	$45,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$27	$24
Current portion of long-term debt	—	333
Accounts payable and accrued liabilities	3,757	4,502
Dividends payable	532	—
Deferred income taxes	21	29
Unearned revenue	10,298	10,688
Total current liabilities	14,635	15,576
Long-term liabilities:
Capital lease obligations, net of current portion	8	35
Long-term debt, net of current portion	—	1,500
Deferred income taxes	51	257
Total liabilities	14,694	17,368

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,651,431 and 9,930,682 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	11	10
Additional paid-in capital	87,435	83,499
Accumulated other comprehensive loss	(3,704)	(3,242)
Accumulated deficit	(47,985)	(51,798)
Total stockholders’ equity	35,757	28,469
Total liabilities and stockholders’ equity	$50,451	$45,837

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2010	2009	2008
REVENUE
License fees and services	$20,251	$21,561	$20,324
Customer support	17,055	16,635	17,497
Total revenue	37,306	38,196	37,821

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	8,099	7,642	7,816
Costs of customer support, excluding depreciation and amortization	4,694	5,543	6,103
Sales and marketing	7,265	7,696	8,500
General and administrative	5,431	5,737	5,676
Product development	4,322	3,530	3,607
Depreciation	592	632	847
Amortization	688	732	1,363
Total costs of revenue and operating expenses	31,091	31,512	33,912

Income from operations	6,215	6,684	3,909

Other income (expense)
Interest income	13	25	161
Interest expense	(102)	(547)	(1,171)
Other income	—	—	57
Gain (loss) on extinguishment of debt	—	—	(290)
Foreign currency exchange gain (loss)	(121)	(574)	823
Other expense, net	(210)	(1,096)	(420)

Income before income taxes	6,005	5,588	3,489
Income tax expense	652	764	560
Net income	$5,353	$4,824	$2,929

Basic income per common share	$0.53	$0.49	$0.30

Diluted income per common share	$0.49	$0.48	$0.30

Weighted average basic shares outstanding	10,174	9,816	9,695
Weighted average diluted shares outstanding	10,815	10,145	9,878

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2007	8,957,384	9	75,326	2,144	(59,551)	17,928
Stock option exercises	2,527	—	4	—	—	4
Common Stock issued pursuant to the Employee Stock Purchase Plan	22,856	—	69	—	—	69
Stock-based compensation expense		—	839	—	—	839
Preferred stock conversion	718,125	1	5,586	—	—	5,587
Restricted stock issuance	52,500	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	2,929
Foreign currency translation adjustment	—	—	—	(7,414)
Comprehensive loss						(4,485)
Balance at December 31, 2008	9,753,392	10	81,824	(5,270)	(56,622)	19,942
Stock option exercises	141,804	—	743	—	—	743
Common Stock issued pursuant to the Employee Stock Purchase Plan	35,486	—	68	—	—	68
Stock-based compensation expense	—	—	864	—	—	864
Comprehensive income (loss):
Net income	—	—	—	—	4,824
Foreign currency translation adjustment	—	—	—	2,028	—
Comprehensive income						6,852
Balance at December 31, 2009	9,930,682	10	83,499	(3,242)	(51,798)	28,469
Stock option exercises	662,795	1	2,909	—	—	2,910
Common Stock issued pursuant to the Employee Stock Purchase Plan	9,204	—	52	—	—	52
Stock-based compensation expense	—	—	943	—	—	943
Excess tax benefits from stock-based compensation	—	—	32	—	—	32
Restricted stock issuance	48,750	—	—	—	—	—
Common stock cash dividends	—	—	—	—	(1,540)	(1,540)
Comprehensive income (loss):
Net income	—	—	—	—	5,353
Foreign currency translation adjustment	—	—	—	(462)	—
Comprehensive income						4,891
Balance at December 31, 2010	10,651,431	$11	$87,435	$(3,704)	$(47,985)	$35,757

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,353	$4,824	$2,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	592	632	847
Amortization of intangible assets	688	732	1,363
Amortization of debt issuance costs	83	142	147
Stock based compensation	943	864	839
Loss on extinguishment of debt	—	—	290
Unrealized foreign currency transaction (gains) and losses, net	121	574	(823)
Provision for bad debt	—	—	512
Benefit from foreign deferred income taxes	(197)	(197)	(320)
Change in operating assets and liabilities:
Contract receivables	(874)	(283)	(1,007)
Unbilled work-in-progress	(568)	341	(1,465)
Prepaid and other assets	553	(525)	(291)
Accounts payable and accrued liabilities	(689)	(939)	607
Unearned revenue	(281)	(1,118)	1,989
Other long-term obligations	—	(1,403)	(73)
Net cash provided by operating activities	5,724	3,644	5,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(400)	(524)	(898)
Restricted cash	—	50	—
Net cash used in investing activities	(400)	(474)	(898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(24)	(21)	(20)
Principal payments on long-term debt	(1,811)	(6,550)	(8,298)
Proceeds from issuance of long-term debt	—	1,469	4,000
Payments for debt issuance costs	—	—	(347)
Common stock dividends	(1,008)	—	—
Excess tax benefits from stock-based compensation	32	—	—
Proceeds from the issuance of stock	2,962	811	72
Net cash provided by (used in) financing activities	151	(4,291)	(4,593)

Effect of exchange rate changes on cash	(43)	707	(1,541)

Net increase (decrease) in cash and cash equivalents	5,432	(414)	(1,488)
Cash and cash equivalents at beginning of year	5,369	5,783	7,271
Cash and cash equivalents at end of year	$10,801	$5,369	$5,783

Supplemental disclosure of other cash and non-cash investing and financing transactions:
Interest paid	$21	$1,822	$1,096
Income taxes paid	365	844	671
Conversion of preferred stock into common stock	—	—	5,587
Property and equipment purchased and included in accounts payable	5	10	99

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

Principles of Consolidation – The consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents – All highly liquid investments and investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value. We have cash investment policies that limit investments to investment grade securities and certificates of deposit. Cash balances in UK and India as of December 31, 2010 were $5.7 million and $0.4 million, respectively, and as of December 31, 2009 were $3.5 million and $0.3 million, respectively.

Restricted Cash – As of December 31, 2010 and 2009, we had $50,000 of restricted cash, related to our headquarters lease.  The remainder of the restricted cash will become unrestricted within 60 days of the expiration of our lease.

Reclassifications – Certain prior period balances have been reclassified to conform to the current year’s presentation. We previously disclosed mediation revenue in addition to activation and numbering. Mediation revenue is less than 5% of total revenue for 2010 and is not being presented separately. Those amounts are presented within activation and numbering. Prior period balances have been reclassified to reflect the current year’s presentation.

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

The following table reflects the activity in the allowance for doubtful account:

				Write-	Effects of
		Balance		Offs	Foreign	Balance
		at	Bad Debt	Charged	Currency	at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2010	Allowance for doubtful accounts	$534	$—	$(14)	$—	$520
2009	Allowance for doubtful accounts	$534	$—	$—	$—	$534
2008	Allowance for doubtful accounts	$66	$512	$(28)	$(16)	$534

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

A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry. The following tables depict the percentage of revenue and percentage of contract receivables generated from significant customers (defined as contributing at least 10%):

	For the Years Ended December 31,
	2010	2009	2008
Customer A— U.S.	17%	19%	20%
Customer B — U.K. (1)	—	—	14%
Total % of Revenue	17%	19%	34%

(1)          Customer B contributed revenue in 2009 and 2010, but less than the 10% threshold.

	December 31,
	2010	2009
Customer A – U.S.	39%	38%
Total % of contract receivables and unbilled work-in-progress	39%	38%

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). No losses related to such balances have been incurred to date. In October 2008, through the temporary Transaction Account Guarantee Program (“TAGP”), full coverage is offered for non-interest bearing deposit accounts at FDIC-insured institutions that agree to participate in the program and remained in effect for participating institutions through December 31, 2010. As of December 31, 2010 and 2009, our U.S. funds are held with a bank that is participating in the TAGP. The passage of the Dodd-Frank Wall Street reform and Consumer Protection Act, extended the unlimited FDIC coverage of funds held in noninterest bearing transaction accounts through December 31, 2012.

Our funds not under any FDIC or TAGP program were $6.1 million and $3.8 million as of December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments – The carrying amounts for certain financial instruments, including cash and cash equivalents, contract receivables and accounts payable, approximate fair value due to their short maturities.  We estimate the fair value of our debt based on current rates offered to us for debt of the same remaining maturities, if available, or if not available, based on discounted future cash flows using current market interest rates.  As of December 31, 2009, we estimated the fair value of our fixed rate senior term loan and revolver was $0.3 million and $1.5 million, respectively.

Revenue Recognition – We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have vendor specific objective evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

Advertising and Promotion Costs – All advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.5 million, $0.3 million and $0.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based Compensation – We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.    We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Capitalization of Internal Software Development Costs – We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review.

We did not capitalize any internal software development costs during the years ended December 31, 2010, 2009, or 2008. In addition, we did not have any capitalized internal software development costs included in our December 31, 2010 and 2009 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

If, as a result of the existence of one or more of the above indicators of impairment, we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable, we compare the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition to the asset’s carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, we recognize an impairment loss representing the excess of the asset’s carrying value over its estimated fair value. We have concluded that no triggering events indicating potential impairment have occurred during 2010, 2009, and 2008.

Income Taxes – Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

As of December 31, 2010 and 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2008	$—	$6,610	$6,033	$8,168	$20,811
Effects of changes in foreign currency exchange rates	—	664	—	820	1,484
Balance as of December 31, 2009	$—	$7,274	$6,033	$8,988	$22,295
Effects of changes in foreign currency exchange rates	—	(208)	—	(257)	(465)
Balance as of December 31, 2010	$—	$7,066	$6,033	$8,731	$21,830

We conducted our annual goodwill impairment test as of July 31, 2010, and we determined that goodwill was not impaired as of the test date. From July 31, 2010 through December 31, 2010, we believe no events have occurred that may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of December 31, 2010 and 2009, identifiable intangibles were as follows (in thousands):

	December 31, 2010			December 31, 2009			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,672	$1,534	$138	$1,712	$1,287	$425	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	694	446	248	715	357	358	7.0 yrs
Business partnerships	113	102	11	116	82	34	5.0 yrs
Customer relationships	3,117	2,391	726	3,177	2,130	1,047	5.3 yrs
	$5,823	$4,700	$1,123	$5,947	$4,083	$1,864	5.2 yrs

(1)           Changes in intangible values as of December 31, 2010 compared to December 31, 2009 are the direct result of changes in foreign currency exchange rates for the years then ended.

Amortization expense of identifiable intangible assets was $0.7 million, $0.7 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2010 was as follows (in thousands):

Years ending December 31,
2011	$539
2012	389
2013	195
$1,123

NOTE 3 – BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2010	2009
Property and equipment:
Computer equipment and purchased software	$19,887	$20,303
Furniture, fixtures and leasehold improvements	2,297	2,437
	22,184	22,740
Less accumulated depreciation	(21,185)	(21,544)
	$999	$1,196

	2010	2009
Assets acquired under capital lease:
Original book value	$58	$58
Accumulated amortization	(53)	(39)
Net book value	$5	$19

Depreciation expense was $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in property and equipment at December 31, 2010 and 2009 are assets under capital lease. Depreciation expense related to assets under capital leases was $14,000, $15,000 and $14,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009
Accounts payable and accrued liabilities:
Accounts payable	$648	$1,008
Accrued compensation and related expenses	1,571	2,227
Accrued liabilities	1,538	1,267
	$3,757	$4,502

NOTE 4 - LONG-TERM DEBT

Our notes payable consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Senior term loan with financial institution, interest at a fixed rate of 8.25%, principal installments and interest payments are due monthly with final maturity on February 22, 2010. The loan is secured by substantially all of our assets.	$—	$333

$3.5 million U.K. revolving credit facility payable to financial institution, interest at Prime Rate plus 0.5%; interest rate was 3.75% at December 31, 2009. Interest is payable monthly with remaining principal due February 22, 2011. The loan is secured by substantially all of our assets.	—	1,500
Total debt	—	1,833
Less current portion	—	(333)
Long-term debt, excluding current portion	$—	$1,500

The U.S. revolving credit facility matured on February 22, 2011.  As of December 31, 2010, we had $2.5 million in availability, but no borrowing outstanding under this credit facility. The U.S. credit facility accrued interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31, 2010.

The U.K. revolving credit facility matured on February 22, 2011.  As of December 31, 2010, we had $3.5 million in availability, but no borrowing outstanding under this credit facility. The U.K. credit facility accrued interest at Prime Rate plus 0.5%.  Prime Rate was 3.25% as of December 31, 2010.

During 2009, we made optional pre-payments of $6.2 million against our subordinated notes, including accrued non-current interest. The notes were paid in full as of November 19, 2009. All of the payments were unscheduled and reduced balances that otherwise would have been classified as long-term as of December 31, 2009.

In 2008, in connection with the replacement of our existing senior term note and senior revolving facility with the new senior term loan and U.S. Revolving Facility and the U.K. Revolving Facility, we recorded a write-off of debt issuance costs associated with the retired senior debt of approximately $0.3 million.  Additionally, we capitalized debt issuance costs related to our senior debt of approximately $0.3 million.  Capitalized debt issuance costs are amortized over the term of the senior debt.

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

We were in compliance with all of our debt covenants as of December 31, 2010 and 2009.

NOTE 5 - INCOME TAXES

The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31
	2010	2009	2008

Domestic	$2,769	$1,638	$(115)
Foreign	3,235	3,950	3,604
Total	$6,005	$5,588	$3,489

The expense (benefit) for income taxes consists of the following (in thousands):

	For the Years Ended December 31
	2010	2009	2008
Current:
Federal	$57	$38	$25
Foreign	746	923	855
State	46	—	—
Total current	$849	$961	$880
Deferred:
Federal	$—	$—	$—
Foreign	(197)	(197)	(320)
State	—	—	—
Total deferred	(197)	(197)	(320)
Total	$652	$764	$560

As of December 31, 2010 and 2009, we had net operating loss carryforwards (“NOL”) of approximately $45.0 million and $46.6 million, respectively, related to U.S. federal and state jurisdictions.  The federal net operating loss expires at various times beginning in 2019 and ending in 2029.  In addition, we have research and experimentation credit carryforwards of approximately $0.8 million which may expire at various times beginning in 2012.  Of our $45.0 million NOL, $9.6 million of the NOL is related to stock compensation expense, the benefit of which, if realized, will be an increase to equity as opposed to a reduction in tax expense.  For the years ended December 31, 2010 and 2009, Evolving Systems was subject to alternative minimum tax in the amount of $57,000 and $38,000, respectively.  A deferred tax asset in this amount has been established but has a full valuation allowance against it at this time.  The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards which can be utilized if certain changes in ownership occur.  Previously, we believed that changes in our ownership had occurred which would limit the future utilization of NOL’s. Based on updated information, we’ve concluded that our NOL’s are not limited as of December 31, 2010.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$16,193	$17,398
Research & experimentation credit carryforwards	841	841
Equity compensation	708	603
AMT Credit	97	73
Depreciable assets	419	417
Acquired intangibles	501	594
Other	166	160
Total deferred tax assets	$18,925	$20,086

Deferred tax liabilities
Undistributed foreign earnings	$(1,049)	$(904)
Acquired intangibles	(303)	(522)
Total deferred tax liability	(1,352)	(1,426)

Net deferred tax assets, before valuation allowance	17,573	18,660

Valuation allowance	(17,645)	(18,938)

Net deferred tax liability	$(72)	$(278)

Financial statement classification:
Current deferred tax asset/liability	$(21)	$(21)
Long-term deferred tax liability	(51)	(257)
Net deferred tax liability	$(72)	$(278)

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2010 and 2009, this deferred tax liability was $0.3 million and $0.5 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

The income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

U.S. federal income tax expense at statutory rates	$2,042	$1,902	$1,186
State income tax expense, net of federal impact	46	98	28
Permanent differences	(10)	8	10
Foreign rate differential	25	62	(56)
Foreign deemed dividends	114	303	125
Change in valuation allowance	(1,294)	(1,140)	(351)
Equity compensation	39	27	118
Research and development expenses	(477)	(644)	(564)
Foreign taxes	64	122	28
Other, net	103	26	36
Income tax expense	$652	$764	$560

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

As of December 31, 2010 and 2009, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Our income taxes payable have been reduced by the tax benefits from employee stock plan awards. We had net excess tax benefits from employee stock plan awards of $32,000 for the year ended December 31, 2010, which was reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. which is used for offshore product development.  We were granted a tax holiday by India which extends through March 2011.  Under the terms of the tax holiday, we are only liable for a Minimum Alternative Tax (“MAT”).

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a fourth quarter cash dividend of $.05 per share, payable January 14, 2011, to stockholders of record December 10, 2010. The dividend was accrued as of December 31, 2010 for $0.5 million and paid on January 14, 2011. During 2010, our Board of Directors declared and paid a second and third quarter cash dividend of $.05 per share each.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2010 and 2009, no shares of Preferred Stock were outstanding.

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

As of December 31, 2010, we had a Stockholder Rights Plan (the “Rights Agreement”) designed to strengthen the ability of the Board of Directors to protect Evolving Systems’ stockholders from unwanted takeover attempts.  On February 11, 2011, our Board of Directors agreed to amend the Rights Agreement effectively terminating the Stockholder Rights Plan as of March 1, 2011.

NOTE 7 — SHARE-BASED COMPENSATION

We recognized $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Cost of license fees and services, excluding depreciation and amortization	$56	$67	$62
Cost of customer support, excluding depreciation and amortization	21	8	7
Sales and marketing	110	142	137
General and administrative	641	557	551
Product development	115	90	82
	$943	$864	$839

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2010 and 2009, 1.1 million and 1.7 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At December 31, 2010 and 2009, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At December 31, 2010, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At December 31, 2010 and 2009, 0.7 million and 0.6 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the year ended December 31, 2010, we awarded a total of 48,750 shares of restricted stock to members of our Board of Directors and senior management, respectively. During the years ended December 31, 2010 and 2009, 46,000 and 42,000 shares of restricted stock vested, respectively.  There were 625 shares of restricted stock forfeited during the year ended December 31, 2010. There were no forfeitures of restricted stock during year ended December 31, 2009. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The restrictions on the stock award are released generally over four years for senior management and over one year for board members.

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

	For the Years Ended December 31,
	2010	2009	2008
Expected term (years)	5.9	5.4	6.1
Risk-free interest rate	2.54%	2.38%	1.77%
Expected volatility	73.76%	77.32%	83.95%
Expected dividend yield	0.3%	0.0%	0.0%

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2009	2,264	$5.57		$4,304
Options granted	210	$6.28
Less options forfeited	(12)	$5.94
Less options exercised	(663)	$4.39
Options outstanding at December 31, 2010	1,799	$6.08	5.24	$5,939

Options exercisable at December 31, 2010	1,501	$6.38	4.62	$4,821

The following is a summary of stock options outstanding under the plans as of December 31, 2010:

				Stock Options
Stock Options Outstanding				Exercisable
		Weighted Avg.
	Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices	(in thousands)	(years)	Price	(in thousands)	Price
$1.16 - $2.64	374	4.92	$1.76	287	$1.82
$3.44 - $4.86	669	5.86	$4.31	614	$4.29
$5.30 - $7.22	353	6.33	$6.05	197	$5.90
$7.84 - $9.28	267	3.75	$9.23	267	$9.23
$15.98 - $28.30	136	3.08	$20.58	136	$20.58
	1,799	5.24	$6.08	1,501	$6.38

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.89, $2.53 and $1.48 respectively.

As of December 31, 2010, there were approximately $1.1 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $0.2 million and $5,000, respectively.  The total fair value of stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.9 million and $1.0 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $61,000, $61,000 and $58,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash received from stock option exercises was $2.9 million, $0.7 million and $4,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2010, there were approximately 79,000 shares available for purchase.  For the years ended December 31, 2010, 2009 and 2008, we recorded compensation expense of $12,000, $20,000 and $21,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Years Ended December 31,
	2010	2009	2008
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.13%	0.12%	0.86%
Expected volatility	61.38%	65.30%	66.81%
Expected dividend yield	1.2%	0%	0%

Cash received from employee stock plan purchases was approximately $52,000, $68,000 and $69,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  We issued shares related to the ESPP of 9,000, 35,000 and 23,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 8  — BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the years ended December 31, 2009 and 2008, we made a matching contribution using our cash balances of $0.1 million and $0.2 million, respectively. For the year ended December 31, 2010, we will make a matching contribution using our cash balances. This contribution will be made in the first quarter of 2011.

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

During 2010, 2009 and 2008, we recorded a consolidated expense of $0.5 million for each period, under the aforementioned plans.

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

	For the Years Ended December 31,
	2010	2009	2008
Basic income per common and preferred share:
Net income available to common and preferred stockholders	$5,353	$4,824	$2,929
Weighted average common shares outstanding	10,174	9,816	9,571
Participating securities	—	—	124
Basic weighted average shares outstanding	10,174	9,816	9,695
Basic income per common and preferred share	$0.53	$0.49	$0.30

Diluted income per common and preferred share:
Net income available to common and preferred stockholders	$5,353	$4,824	$2,929
Weighted average common shares outstanding	10,174	9,816	9,571
Participating securities	—	—	124
Effect of dilutive securities — options	641	329	183
Diluted weighted average shares outstanding	10,815	10,145	9,878
Diluted income per common and preferred share	$0.49	$0.48	$0.30

Weighted average options to purchase approximately 0.4 million, 1.1 million and 3.5 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 10  — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, London, Bath and Windsor, England, Munich, Germany, Bangalore, India and Kuala Lumpur, Malaysia. Rent expense was $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is net of sublease rental income of $7,000 for the year ended December 31, 2009.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1.  We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2010 are as follows (in thousands):

	Operating Leases	Capital Leases
2011	$918	$30
2012	759	8
2013	212	—
2014	212	—
2015	115	—
Total minimum lease payments	$2,216	38
Less: Amount representing interest		(3)
Principal balance of capital lease obligations		35
Less: Current portion of capital lease obligations		(27)
Long-term portion of capital lease obligations		$8

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2010 and 2009.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2010 and 2009.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2010 and 2009.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2010 and 2009.

In relation to the acquisitions of Evolving Systems U.K., Telecom Software Enterprises, LLC (“TSE”) and CMS Communications, Inc. (“CMS”), we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, we did not record any liabilities for these agreements as of December 31, 2010 and 2009.

(c)                                 Litigation

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue
License fees and services	$20,251	$21,561	$20,324
Customer support	17,055	16,635	17,497
Total revenue	37,306	38,196	37,821

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	12,152	13,919	12,508
Customer support	12,361	11,092	11,394
	24,513	25,011	23,902
Unallocated Costs
Other operating expenses	17,018	16,963	17,783
Depreciation and amortization	1,280	1,364	2,210
Interest income	(13)	(25)	(161)
Interest expense	102	547	1,171
Other income	—	—	(57)
(Gain) loss on extinguishment of debt	—	—	290
Foreign currency exchange (gain) loss	121	574	(823)
Income before income taxes	$6,005	$5,588	$3,489

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

	For the Year Ended December 31, 2010
	L&S	CS	Total
Revenue
United States	$2,618	$8,430	$11,048
United Kingdom	2,412	2,019	4,431
Indonesia	2,194	436	2,630
Greece	2,106	455	2,561
Canada	1,550	176	1,726
Other	9,371	5,539	14,910
Total revenues	$20,251	$17,055	$37,306

	For the Year Ended December 31, 2009
	L&S	CS	Total
Revenue
United States	$2,005	$9,201	$11,206
United Kingdom	2,650	2,124	4,774
Indonesia	2,966	123	3,089
Nigeria	2,606	285	2,891
Other	11,334	4,902	16,236
Total revenues	$21,561	$16,635	$38,196

	For the Year Ended December 31, 2008
	L&S	CS	Total
Revenue
United States	$2,569	$10,221	$12,790
United Kingdom	5,354	2,485	7,839
Other	12,401	4,791	17,192
Total revenues	$20,324	$17,497	$37,821

	December 31,	December 31,
	2010	2009
Long-lived assets, net
United States	$6,546	$6,759
United Kingdom	17,240	18,422
Other	166	174
	$23,952	$25,355

Revenue related to our product lines is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Activation	$22,816	$24,739	$24,085
Numbering	14,490	13,457	13,736
	$37,306	$38,196	$37,821

NOTE 12  — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2010
Total revenue	$9,710	$9,749	$9,244	$8,603
Less: cost of revenue and operating expenses	8,216	7,857	7,595	7,423
Income from operations	1,494	1,892	1,649	1,180
Income before income taxes	1,416	1,764	1,698	1,127
Net income	$1,172	$1,442	$1,576	$1,163
Net income per common share:
Basic	$0.12	$0.14	$0.16	$0.11
Diluted	$0.11	$0.13	$0.15	$0.10

Year Ended December 31, 2009
Total revenue	$8,843	$9,629	$9,913	$9,811
Less: cost of revenue and operating expenses	7,452	7,834	8,287	7,939
Income from operations	1,391	1,795	1,626	1,872
Income before income taxes	974	1,155	1,708	1,751
Net income	$969	$1,102	$1,328	$1,425
Net income per common share:
Basic	$0.10	$0.11	$0.14	$0.14
Diluted	$0.10	$0.11	$0.13	$0.14

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,000 as of December 31, 2010 and December 31, 2009, respectively. We recorded approximately $10,000 and $2,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2010 and 2009, respectively.

Effective March 12, 2010, Stephen K. Gartside, Jr., Chairman of the Board, resigned from our Board of Directors We entered into a consulting agreement with Mr. Gartside to provide consulting services to us. Under the consulting agreement we will pay Mr. Gartside a fee of $7,000 for his services through December 31, 2010. We had current obligations in the consolidated balance sheets under the agreement of $2,333 as of December 31, 2010. We recorded approximately $7,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2010.

NOTE 14 — SUBSEQUENT EVENTS

On March 3, 2011, our Board of Directors declared a first quarter cash dividend of $.05 per share, payable April 15, 2011, to stockholders of record March 18, 2011.

Effective January 3, 2011, Steve B. Warnecke resigned from our Board of Directors. Mr. Warnecke had served on our Board of Directors since March 2003 and was the Lead Independent Director, Chairman of the Audit Committee and a member of the Nominating and Governance Committee. There are no disagreements with the Company.

Effective January 4, 2011, Philip M. Neches resigned from our Board of Directors. Dr. Neches had served on our Board of Directors since August 2005 and was a member of the Audit Committee. There are no disagreements with the Company.

Effective January 5, 2011, the Board of Directors agreed to reduce the size of the Board of Directors from seven members to five members in accordance with Article IV, Section 15 of the Company’s Bylaws. The Board of Directors believes that a five member board is appropriate for the current size of the Company and will re-evaluate the board composition as circumstances merit.

Effective January 5, 2011, the Board of Directors agreed to modify Section 2(g) of the Evolving Systems Amended and Restated 2007 Stock Incentive Plan which defined the size of the Compensation Committee thereby reducing the size of the Compensation Committee from four members to three members.

Effective January 5, 2011 the Board of Directors appointed the following members to serve on its Committees, each of whom has been determined to be independent under NASDAQ’s current listing standards:

Audit Committee

•                  David J. Nicol - Chairman and Audit Committee Financial Expert

•                  David S. Oros

•                  John B. Spirtos

Compensation Committee

•                  David J. Nicol - Chairman

•                  Richard R. Ramlall

•                  David S. Oros

Nominating and Governance Committee

•                  John B. Spirtos - Chairman

•                  David S. Oros

•                  Richard R. Ramlall

The Board of Directors intends to appoint a Lead Independent Director to fill the vacancy resulting from Mr. Warnecke’s resignation in the near future.

We evaluated our December 31, 2010 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in internal control over financial reporting.  During the three and twelve months ended December 31, 2010, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2010, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2010, entitled “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2010, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2010, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2010, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1(g)

Certificate of Elimination of the Series C Junior Participating Preferred Stock of Evolving Systems, Inc, as filed as Exhibit 3.1(g) to the Registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference.

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

4.4

First Amendment to Rights Agreement dated as of December 10, 2009, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC,as filed as Exhibit 4.4 to the Registrant’s Form 10-K filed on March 8, 2010 and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement dated as of December 10, 2009, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC.
10.1† *	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.1(a)	Loan and Security Agreement between Evolving Systems, Inc. and Bridge Bank, N.A., as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.
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

10.20(a)*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(b)*	Amendment to Management Change in Control Agreement — Brian R. Ervine as filed as Exhibit 10.20(b) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(c)*	Amendment to Management Change in Control Agreement — Anita T. Moseley as filed as Exhibit 10.20(c) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.20(d)*	Amendment to Management Change in Control Agreement — Stuart Cochran as filed as Exhibit 10.20(d) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.21	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.22	Consulting Agreement entered into with Stephen K. Gartside, Jr., as filed as Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2010 and incorporated herein by reference.
10.23	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2010 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 8, 2011
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

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chairman and Chief Executive Officer	March 8, 2011
Thaddeus Dupper

By:	/s/ BRIAN R. ERVINE	Executive Vice President, Chief Financial Officer	March 8, 2011
	Brian R. Ervine	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 8, 2011
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 8, 2011
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 8, 2011
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 8, 2011
John B. Spritos