Form 10-Q
period 2011-03-31
EVOLVING SYSTEMS INC
filed 2011-05-11
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011 there were 10,762,814 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2011

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)
Condensed Consolidated Statements of Changes In Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,004	$10,801
Contract receivables, net of allowance for doubtful accounts of $22 and $520 at March 31, 2011 and December 31, 2010, respectively	6,083	12,073
Unbilled work-in-progress	2,640	2,245
Deferred income taxes	200	—
Prepaid and other current assets	1,515	1,328
Total current assets	27,442	26,447
Property and equipment, net	941	999
Amortizable intangible assets, net	986	1,123
Goodwill	22,405	21,830
Long-term restricted cash	53	50
Long-term deferred income taxes	129	—
Other long-term assets	1	2
Total assets	$51,957	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$28	$27
Accounts payable and accrued liabilities	4,055	3,757
Dividends payable	538	532
Deferred income taxes	19	21
Unearned revenue	10,156	10,298
Total current liabilities	14,796	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	1	8
Deferred income taxes	—	51
Total liabilities	14,797	14,694

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,764,545 and 10,651,431 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	11	11
Additional paid-in capital	87,697	87,435
Accumulated other comprehensive loss	(2,958)	(3,704)
Accumulated deficit	(47,590)	(47,985)
Total stockholders’ equity	37,160	35,757
Total liabilities and stockholders’ equity	$51,957	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE
License fees and services	$4,073	$5,625
Customer support	4,488	4,085
Total revenue	8,561	9,710

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,768	2,146
Costs of customer support, excluding depreciation and amortization	1,207	1,136
Sales and marketing	2,097	1,910
General and administrative	1,478	1,493
Product development	1,139	1,208
Depreciation	129	149
Amortization	178	174
Total costs of revenue and operating expenses	7,996	8,216

Income from operations	565	1,494

Other income (expense)
Interest income	8	3
Interest expense	(12)	(39)
Foreign currency exchange gain (loss)	110	(42)
Other income (expense), net	106	(78)

Income before income taxes	671	1,416
Income tax expense (benefit)	(262)	244
Net income	$933	$1,172

Basic income per common share	$0.09	$0.12

Diluted income per common share	$0.08	$0.11

Weighted average basic shares outstanding	10,754	9,995
Weighted average diluted shares outstanding	11,223	10,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$(3,704)	$(47,985)	$35,757
Stock option exercises	102,754	—	69	—	—	69
Common Stock issued pursuant to the Employee Stock Purchase Plan	985	—	6	—	—	6
Stock-based compensation expense	—	—	187	—	—	187
Restricted stock issuance, net of cancellations	9,375	—	—	—	—	—
Common stock cash dividends	—	—	—	—	(538)	(538)
Comprehensive income:
Net income	—	—	—	—	933
Foreign currency translation adjustment	—	—	—	746	—
Comprehensive income						1,679
Balance at March 31, 2011	10,764,545	$11	$87,697	$(2,958)	$(47,590)	$37,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$933	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	149
Amortization of intangible assets	178	174
Amortization of debt issuance costs	11	26
Stock based compensation	187	247
Unrealized foreign currency transaction (gains) and losses, net	(110)	42
Benefit from foreign deferred income taxes	(380)	(55)
Change in operating assets and liabilities:
Contract receivables	6,176	4,249
Unbilled work-in-progress	(330)	(1,310)
Prepaid and other assets	(173)	396
Accounts payable and accrued liabilities	221	(78)
Unearned revenue	(243)	(313)
Net cash provided by operating activities	6,599	4,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44)	(140)
Restricted cash	(3)	—
Net cash used in investing activities	(47)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(7)	(6)
Principal payments on long-term debt	—	(1,487)
Common stock dividends	(532)	—
Proceeds from the issuance of stock	75	202
Net cash used in financing activities	(464)	(1,291)

Effect of exchange rate changes on cash	115	78

Net increase in cash and cash equivalents	6,203	3,346
Cash and cash equivalents at beginning of period	10,801	5,369
Cash and cash equivalents at end of period	$17,004	$8,715

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1	$16
Income taxes paid	79	25
Property and equipment purchased and included in accounts payable	20	42

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage-of-completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

Foreign Currency - Our functional currency is the U.S. dollar.  The functional currency of our foreign operations is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the consolidated statements of operations in the period in which they occur.

Principles of Consolidation - The consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain prior period balances have been reclassified to conform to the current year’s presentation. We previously disclosed mediation revenue in addition to activation and numbering. Based on how management is currently running the business, mediation revenue is no longer presented separately. Those amounts are presented within activation and numbering. Prior period balances have been reclassified to reflect the current year’s presentation.

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

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS Communications, Inc. (“CMS”), Telecom Software Enterprises, LLC (“TSE”) and Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These assets are amortized using the straight-line method over their estimated lives.

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

As of March 31, 2011 and December 31, 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Total
	US	UK	US	UK	Goodwill
Balance as of December 31, 2010	$—	$7,066	$6,033	$8,731	$21,830
Effects of changes in foreign currency exchange rates	—	257	—	318	575
Balance as of March 31, 2011	$—	$7,323	$6,033	$9,049	$22,405

We conducted our annual goodwill impairment test as of July 31, 2010, and we determined that goodwill was not impaired as of the test date. From July 31, 2010 through March 31, 2011, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2011 and December 31, 2010, identifiable intangibles were as follows (in thousands):

	March 31, 2011			December 31, 2010
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,722	$1,651	$71	$1,672	$1,534	$138	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	720	488	232	694	446	248	7.0 yrs
Business partnerships	117	111	6	113	102	11	5.0 yrs
Customer relationships	3,191	2,514	677	3,117	2,391	726	5.3 yrs
	$5,977	$4,991	$986	$5,823	$4,700	$1,123	5.2 yrs

(1)  Changes in intangible gross values as of March 31, 2011 compared to December 31, 2010 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2011 was as follows (in thousands):

Twelve months ending March 31,
2012	$481
2013	404
2014	101
$986

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Basic income per common and preferred share:
Net income available to common and preferred stockholders	$933	$1,172
Basic weighted average shares outstanding	10,754	9,995
Basic income per common and preferred share	$0.09	$0.12

Diluted income per common and preferred share:
Net income available to common and preferred stockholders	$933	$1,172
Weighted average common shares outstanding	10,754	9,995
Effect of dilutive securities — options	469	597
Diluted weighted average shares outstanding	11,223	10,592
Diluted income per common and preferred share	$0.08	$0.11

For the three months ended March 31, 2011 and 2010, 0.4 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for each of the three months ended March 31, 2011and 2010,.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Cost of license fees and services, excluding depreciation and amortization	$14	$13
Cost of customer support, excluding depreciation and amortization	6	2
Sales and marketing	24	31
General and administrative	115	173
Product development	28	28
	$187	$247

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2011 and December 31, 2010, 0.9 million and 1.1 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At March 31, 2011 and December 31, 2010, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At March 31, 2011, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At March 31, 2011 and December 31, 2010, 0.6 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the three months ended March 31, 2011 and 2010, we awarded a total of 10,000 and 48,750 shares of restricted stock, respectively to members of our Board of Directors and senior management. During the three months ended March 31, 2011 and 2010, 9,000 and 11,000 shares of restricted stock vested, respectively.  625 shares of restricted stock were forfeited during the three months ended March 31, 2011 and none were forfeited during the three months ended March 31, 2010. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $45,000 and $53,000 for the three months ended March 31, 2011 and 2010, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended March 31,
	2011		2010
Expected term (years)		*	6.0
Risk-free interest rate		*	2.60%
Expected volatility		*	73.70%
Expected dividend yield		*	0.0%

* - None granted

The following is a summary of stock option activity under the plans for the three months ended March 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2010	1,799	$6.08		$5,939
Options granted	—	$—
Less options forfeited	(131)	$5.04
Less options exercised	(105)	$4.39
Options outstanding at March 31, 2011	1,563	$6.28	5.01	$3,833

Options exercisable at March 31, 2011	1,320	$6.61	4.43	$3,176

There were no stock options granted during the three months ended March 31, 2011. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2010 was $3.89.

As of March 31, 2011, there was approximately $0.9 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of stock options vested during the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $14,000 for the three months ended March 31, 2011 and 2010.

Cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $69,000 and $0.2 million, respectively.

During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.

There were no net settlement exercises during the three months ended March 31, 2010.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2011, there were approximately 78,000 shares available for purchase.  For the three months ended March 31, 2011 and 2010, we recorded compensation expense of $3,000 and $4,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended March 31,
	2011	2010
Expected term (years)	0.25	0.25
Risk-free interest rate	0.1%	0.2%
Expected volatility	44.6%	60.2%
Expected dividend yield	2.8%	0%

Cash received from employee stock plan purchases for the three months ended March 31, 2011 and 2010 was $6,000 and $15,000, respectively.

We issued shares related to the ESPP of approximately 1,000 and 3,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2011, one significant customer (defined as contributing at least 10%) accounted for 18% of total revenue. This customer is a large telecommunications operator in the U.S.  For the three months ended March 31, 2010, two significant customers accounted for 31% (18% and 13%) of total revenue.  These customers are a large telecommunications operator in the U.S. and a large telecommunications operator in Indonesia.

As of March 31, 2011, no single customer accounted for more than 10% of contract receivables and unbilled work-in-progress.  At December 31, 2010, one significant customer accounted for approximately 39% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in the U.S.

NOTE 6 — INCOME TAXES

We recorded net income tax expense (benefit) of ($0.3 million) and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  The net benefit during the three months ended March 31, 2011 consisted of current income tax expense of $0.1 million and a deferred tax benefit of $0.4 million. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”), state income taxes and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense during the three months ended March 31, 2010 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense primarily related to income tax related to our U.K.-based operations, estimated AMT due in the U.S. and Minimum Alternative Tax (“MAT”) related to our Indian subsidiary. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2011 and December 31, 2010, this component of the deferred tax liability was $0.3 million.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2011 and December 31, 2010 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.

As of March 31, 2011 and December 31, 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a first quarter cash dividend of $.05 per share, payable April 15, 2011, to stockholders of record March 18, 2011. The dividend was accrued as of March 31, 2011 for $0.5 million and paid on April 15, 2011. Previously, our Board of Directors declared a fourth quarter cash dividend of $.05 per share, payable January 14, 2011, to stockholders of record December 10, 2010. The dividend was accrued as of December 31, 2010 for $0.5 million and paid on January 14, 2011.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2011 and December 31, 2010, no shares of Preferred Stock were outstanding.

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

NOTE 8 — SEGMENT INFORMATION

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue
License fees and services	$4,073	$5,625
Customer support	4,488	4,085
Total revenue	8,561	9,710

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,305	3,479
Customer support	3,281	2,949
	5,586	6,428
Unallocated Costs
Other operating expenses	4,714	4,611
Depreciation and amortization	326	323
Interest income	(8)	(3)
Interest expense	12	39
Gain on disposal of property and equipment	(19)	—
Foreign currency exchange (gain) loss	(110)	42
Income before income taxes	$671	$1,416

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

	Three Months Ended March 31,
	2011			2010
	L&S	CS	Total	L&S	CS	Total
Revenue
United States	$459	$2,069	$2,528	$912	$2,091	$3,003
United Kingdom	282	546	828	505	513	1,018
Indonesia	483	162	645	1,190	43	1,233
Canada	461	35	496	3	35	38
Other	2,388	1,676	4,064	3,015	1,403	4,418
Total revenues	$4,073	$4,488	$8,561	$5,625	$4,085	$9,710

	March 31,	December 31,
	2011	2010
Long-lived assets, net
United States	$6,508	$6,546
United Kingdom	17,664	17,240
Other	160	166
	$24,332	$23,952

	Three Months Ended March 31,
	2011	2010
Activation	$5,454	$6,154
Numbering	3,107	3,556
	$8,561	$9,710

NOTE 9 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2011 or December 31, 2010.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2011 or December 31, 2010.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2011 or December 31, 2010.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2011 or December 31, 2010.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2011 or December 31, 2010.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 10 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,500 as of March 31, 2011 and December 31, 2010, respectively. We recorded $2,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2011 and 2010.

NOTE 11 — SUBSEQUENT EVENTS

On May 11, 2011, our Board of Directors declared a second quarter cash dividend of $.05 per share, payable July 15, 2011, to stockholders of record June 10, 2011.

On April 21, 2011,we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we will sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer (the “Asset Sale”) for $39 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business.  We have agreed not to compete with the Buyer in the Numbering Business anywhere in the world for a period of three years following the closing of the Asset Sale. We have also entered into a transition services agreement with the Buyer under which we are currently engaging in integration planning and, following closing of the transaction, each party will provide certain transition services to the other party primarily relating to sharing of infrastructure assets for a period of time. As part of the transition services agreement, the Buyer has also agreed to pay us $375,000 for space and certain services provided to the Buyer at our Indian facility and by our employees at that facility. We expect to record a significant gain for tax purposes related to the Asset Sale. We will utilize our federal and state net operating losses to the extent available, to minimize our tax liability. A copy of the Purchase Agreement was filed with the SEC in a current report on Form 8-K on April 21, 2011.

Consummation of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including approval by our stockholders and the receipt of all required government and customer approvals and consents.  Closing must occur within 120 days of signing, unless mutually extended by the parties.

On April 19, 2011, we entered into an agreement with Lisa Marie Maxson and Peter McGuire (collectively, the “TSE Sellers”) to amend certain terms and conditions of the Acquisition Agreement entered into by and among the parties on October 15, 2004 (“TSE Acquisition Agreement”), in which Evolving Systems acquired all of the issued and outstanding ownership interests of the TSE Sellers in Telecom Software Enterprises (“TSE”).  Under the terms of TSE Acquisition Agreement, the TSE Sellers were entitled to payment of up to $1 million (“NPAC Deferred Payment”) if we entered into certain dispositions or restrictions relative to the TSE software product referred to in the Acquisition Agreement as the “NPAC SMS Simulator.” The Asset Sale on April 21, 2011 included certain assets of ours including the NPAC SMS Simulator.

Under the terms of the agreement, we agreed to pay the TSE Sellers $325,000 on or before May 2, 2011 (“Initial Payment”) and $325,000 upon closing of the Asset Sale as payment in full of the NPAC Deferred Payment.  The parties also agreed that upon closing of the Asset Sale, the TSE Acquisition Agreement would be terminated, and the non-competition agreements entered into by the TSE Sellers in connection with the TSE Acquisition would be terminated.  Finally, the parties agreed that in the event the Asset Sale did not close, the provisions of the TSE Acquisition Agreement would be reinstated, the TSE Sellers would be entitled to retain the Initial Payment but we would be given credit against any future NPAC Deferred Payment for the $325,000 payment made.

We evaluated our March 31, 2011 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $8.6 million from $9.7 million for three months ended March 31, 2011 and 2010, respectively.  The decrease in revenue for the three months ended March 31, 2011 is primarily due to lower license and services revenue from both activation and numbering, partially offset by higher customer support revenue from both activation and numbering.

We reported net income of $0.9 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. This is the twelfth consecutive quarter in which we have reported net income.  Our twelve month backlog decreased to $17.1 million as of March 31, 2011, compared to $18.1 million as of March 31, 2010.

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

Three Months Ended March 31,
2011 vs. 2010

Revenue	$65
Costs of revenue and operating expenses	107
Operating loss	$(42)

The net effect of our foreign currency translations for the three months ended March 31, 2011 was a $0.1 million increase in revenue and a $0.1 million increase in operating expenses versus the three months ended March 31, 2010

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended March 31,
	2011	2010
REVENUE
License fees and services	48%	58%
Customer support	52%	42%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	21%	22%
Costs of customer support, excluding depreciation and amortization	14%	12%
Sales and marketing	24%	20%
General and administrative	17%	15%
Product development	13%	12%
Depreciation	2%	2%
Amortization	2%	2%
Total costs of revenue and operating expenses	93%	85%

Income from operations	7%	15%

Other income (expense)
Interest income	0%	0%
Interest expense	(0)%	(0)%
Foreign currency exchange gain (loss)	1%	(0)%
Other income (expense), net	1%	(0)%

Income before income taxes	8%	15%
Income tax expense (benefit)	(3)%	3%
Net income	11%	12%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance, maintenance upgrades and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period. We previously disclosed mediation revenue in addition to activation and numbering. Based on how management is currently running the business, mediation revenue is no longer being presented separately. Those amounts are presented within activation and numbering. Prior period balances have been reclassified to reflect the current year’s presentation. The following table presents our revenue by product group (in thousands):

	Three Months Ended March 31,
	2011	2010
Activation	$5,454	$6,154
Numbering	3,107	3,556
	$8,561	$9,710

Revenue for the three months ended March 31, 2011 and 2010 was $8.6 million and $9.7 million, respectively. Decreased revenue during the three months ended March 31, 2011 was primarily due to lower license and services revenue from our DSA solution and our number portability products.

License Fees and Services

License fees and services revenue decreased $1.5 million, or 28%, to $4.1 million for the three months ended March 31, 2011 from $5.6 million for the three months ended March 31, 2010.  Changes in license fees and services revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included a decrease of $1.0 million in revenue from our activation products and a decrease of $0.5 million in revenue from our numbering products.  The decrease in revenue from our activation products is due primarily to decreased sales of our DSA solution and the decrease in numbering is related to lower sales of our number portability products.

Customer Support

Customer support revenue increased $0.4 million, or 10%, to $4.5 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010.  Changes in customer support revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included an increase in revenue from our activation products of $0.3 million and an increase of $0.1 million from our numbering products. The growth in customer support for our activation products is primarily due to increased support revenue from DSA solution as our installed customer base has grown. The increase from our numbering products is related to increased support revenue related to supporting NumeriTrack®.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $3.0 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.3 million, or 18%, to $1.8 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010. The decrease in costs is primarily the result of the decreased effort to support lower revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 43% for the three months ended March 31, 2011 from 38% for the three months ended March 31, 2010.  The increase as a percentage of revenue is primarily the result of less revenue, partially offset by lower subcontractor and travel expenses.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 6%, to $1.2 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010.  The increase in costs is primarily the result of minor increases in several expense categories. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 27% for the three months ended March 31, 2011 from 28% for the three months ended March 31, 2010.  The decrease in costs of customer support as a percentage of revenue is primarily the result of increased revenue.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.2 million, or 10%, to $2.1 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  The increase in costs is primarily the result of higher incentive compensation related to increased license and services bookings and higher travel expenses. As a percentage of total revenue, sales and marketing expenses increased to 24% for the three months ended March 31, 2011 from 20% for the three months ended March 31, 2010. The increase as a percentage of total revenue is primarily due to the aforementioned increased costs as well as lower revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses remained at $1.5 million for the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, we incurred approximately $150,000 of costs related to the potential sale of our numbering business which was offset by lower incentive compensation.  As a percentage of total revenue, general and administrative expenses for the three months ended March 31, 2011 and 2010 increased to 17% for the three months ended March 31, 2011 from 15% for the three months ended March 31, 2010.  The increase in costs as a percentage of total revenue is primarily from decreased revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.1 million, or 6%, to $1.1 million from $1.2 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease during the period was due to lower costs related to development of our Tertio™, number portability and Numeritrack solutions, partially offset by increased development work on our DSA solution. As a percentage of revenue, product development expenses for the three months ended March 31, 2011 and 2010, increased to 13% from 12%, respectively.  The increase in expenses and as a percentage of total revenue is primarily due to decreased revenue during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended March 31, 2011 and 2010. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2011 and 2010 remained at 2%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems U.K., TSE and CMS.  Amortization expense remained at $0.2 million for the three months ended March 31, 2011and 2010. As a percentage of total revenue, amortization expense for the three months ended March 31, 2011 and 2010 remained at 2%.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $12,000 and $39,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease of $27,000 is due to the retirement of our long term debt in the first quarter of 2010.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $0.1 million and ($42,000) for the three months ended March 31, 2011 and 2010, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Taxes

We recorded net income tax expense (benefit) of ($0.3 million) and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  The net benefit during the three months ended March 31, 2011 consisted of income tax expense of $0.1 million and a deferred tax benefit of $0.4 million. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”), state income taxes and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense during the three months ended March 31, 2010 consisted of income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense primarily related to income tax related to our U.K.-based operations, estimated AMT due in the U.S. and MAT related to our Indian subsidiary. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate (benefit) of (39%) for the three months ended March 31, 2011 was down from an effective tax rate of 17% for the three months ended March 31, 2010.  This decrease in our effective tax rate relates principally to the release of the valuation allowance on our tax asset from our Indian operations and decreased earnings from our U.K.-based operations, which has the highest tax rate. Our current effective tax rate of (39%) includes the utilization of our U.S. net operating losses.

As of March 31, 2011 and December 31, 2010 we continued to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2011 and December 31, 2010, this component of the deferred tax liability was $0.3 million.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

FINANCIAL CONDITION

Our working capital position increased $0.8 million to $12.6 million as of March 31, 2011 from $11.8 million as of December 31, 2010.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2011, our principal source of liquidity was $17.0 million in cash and cash equivalents and $6.1 million in contract receivables, net of allowance.

Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was $6.6 million and $4.7 million, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2011 was due to improved working capital principally related to our contract receivables.

Net cash used in investing activities during each of the three months ended March 31, 2011 and 2010 was $47,000 and $0.1 million, respectively.  The decrease in cash used for the three months ended March 31, 2011 versus 2010 was related to the decrease in purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2011 and 2010 was $0.5 million and $1.3 million, respectively.  The decrease in cash used in financing activities is primarily due to payments made to retire our senior debt and U.K. revolving credit facility during 2010, partially offset by dividends paid of $0.5 million in 2011.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                  Our cash and cash equivalents balance at March 31, 2011 of $17.0 million;

•                  Our working capital balance of $12.6 million;

•                  Our demonstrated ability to generate positive cash flows from operations;

•                  The declaration of our first quarter cash dividend of $.05 per share and the possibility of future dividends;

•                  Our backlog as of March 31, 2011 of approximately $17.1 million, including $5.8 million in license fees and services and $11.3 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2011 and 2010, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
	2011	2010
Spot rates:
British pound sterling	0.62368	0.64638
Indian rupee	45.39265	45.55809

	Three Months Ended March 31,
	2011	2010
Average rates:
British pound sterling	0.62466	0.64148
Indian rupee	45.89363	46.02628

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

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

Our Board of Directors has declared first and second quarter cash dividends of $.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Risks Associated with the Asset Purchase Agreement signed with Neustar:

There are no assurances that the transaction will be approved by our stockholders, or, if approved, that the other conditions to closing will be met.  In addition, during the period prior to closing, the covenants and restrictions regarding our ability to conduct our business prior to the completion of the Asset Sale, which covenants and restrictions require us to conduct the Numbering Business only in the ordinary course, subject to specific limitations on our obtaining NeuStar’s prior consent, may negatively impact our business.  Likewise, restrictions on our board of director’s ability to solicit offers from third parties regarding alternative transactions concerning our Numbering Business, and the requirement that we pay NeuStar a substantial termination fee in certain cases in the event of the termination of the asset purchase agreement may have a negative impact on us.  In the event the transaction does close, our remaining business will be subject to a number of risks, including, the following:

•                  the risks and uncertainties associated with our strategic focus on our Activation Business after the disposition of our Numbering Business;

•                  risks associated with doing business principally outside North America after disposition of our Numbering Business; and

•                  risks associated with running a smaller public company, particularly associated with continued general and administrative expenses;

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.”

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

Date: May 11, 2011	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)