Form 10-Q
period 2011-06-30
EVOLVING SYSTEMS INC
filed 2011-08-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011 there were 10,862,988 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2011

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2011 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,269	$10,801
Contract receivables, net of allowance for doubtful accounts of $22 and $520 at June 30, 2011 and December 31, 2010, respectively	2,979	5,502
Unbilled work-in-progress	1,452	1,519
Deferred income taxes	13,716	—
Prepaid and other current assets	1,105	1,251
Current assets of discontinued operations	1,738	7,374
Total current assets	37,259	26,447
Property and equipment, net	530	625
Amortizable intangible assets, net	807	1,123
Goodwill	16,359	15,797
Long-term restricted cash	53	50
Long-term deferred income taxes	2,372	—
Other long-term assets	1	2
Long-term assets of discontinued operations	6,649	6,407
Total assets	$64,030	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$22	$13
Accounts payable and accrued liabilities	4,283	3,586
Dividends payable	548	532
Deferred income taxes	23	21
Unearned revenue	1,518	2,863
Current liabilities of discontinued operations	5,708	7,620
Total current liabilities	12,102	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	—	4
Deferred income taxes	—	51
Long-term liabilities of discontinued operations	—	4
Total liabilities	12,102	14,694

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,006,977 shares issued and 10,884,926 outstanding as of June 30, 2011 and 10,651,431 shares issued and outstanding as of December 31, 2010	11	11
Additional paid-in capital	88,560	87,435
Treasury stock, 122,051, and shares as of June 30, 2011 and December 31, 2010, respectively, at cost	(849)	—
Accumulated other comprehensive loss	(2,968)	(3,704)
Accumulated deficit	(32,826)	(47,985)
Total stockholders’ equity	51,928	35,757
Total liabilities and stockholders’ equity	$64,030	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
License fees and services	$2,053	$4,070	$5,258	$8,265
Customer support	2,392	1,918	4,641	3,877
Total revenue	4,445	5,988	9,899	12,142

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,193	1,454	2,427	3,137
Costs of customer support, excluding depreciation and amortization	733	594	1,419	1,268
Sales and marketing	1,458	1,618	3,309	3,328
General and administrative	858	1,212	1,960	2,441
Product development	555	660	1,234	1,209
Depreciation	67	81	133	158
Amortization	181	166	359	340
Restructuring	569	—	569	—
Total costs of revenue and operating expenses	5,614	5,785	11,410	11,881

Income (loss) from operations	(1,169)	203	(1,511)	261

Other income (expense)
Interest income	6	1	14	4
Interest expense	(1)	(22)	(13)	(61)
Foreign currency exchange gain (loss)	7	(107)	117	(149)
Other income (expense), net	12	(128)	118	(206)

Income (loss) from continuing operations before income taxes	(1,157)	75	(1,393)	55
Income tax expense (benefit)	(2,008)	8	(2,100)	6
Income from continuing operations	851	67	707	49
Income from discontinued operations, net of tax	14,461	1,375	15,538	2,565
Net income	$15,312	$1,442	$16,245	$2,614

Basic income per common share - continuing operations	$0.08	$0.01	$0.07	$0.00

Diluted income per common share - continuing operations	$0.08	$0.01	$0.06	$0.00

Basic income per common share - discontinued operations	$1.33	$0.14	$1.44	$0.26

Diluted income per common share - discontinued operations	$1.29	$0.13	$1.39	$0.24

Basic income per common share - net income	$1.41	$0.14	$1.51	$0.26

Diluted income per common share - net income	$1.37	$0.13	$1.45	$0.24

Cash dividend declared per common share	$0.05	$0.05	$0.10	$0.05

Weighted average basic shares outstanding	10,833	10,050	10,793	10,022
Weighted average diluted shares outstanding	11,201	10,753	11,212	10,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	349,299	—	767	—	—	—	767
Common Stock issued pursuant to the Employee Stock Purchase Plan	2,653	—	17	—	—	—	17
Stock-based compensation expense	—	—	341	—	—	—	341
Restricted stock issuance, net of cancellations	3,594	—	—	—	—	—	—
Treasury stock	(122,051)	—	—	(849)	—	—	(849)
Common stock cash dividends	—	—	—	—	—	(1,086)	(1,086)
Comprehensive income:
Net income	—	—	—	—	—	16,245
Foreign currency translation adjustment	—	—	—	—	736	—
Comprehensive income							16,981
Balance at June 30, 2011	10,884,926	$11	$88,560	$(849)	$(2,968)	$(32,826)	$51,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,245	$2,614
Less: Income from discontinued operations	15,538	2,565
Income from continuing operations	707	49
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	133	158
Amortization of intangible assets	359	340
Amortization of debt issuance costs	11	45
Stock-based compensation	322	479
Unrealized foreign currency transaction (gains) and losses, net	(117)	149
Benefit from deferred income taxes	(2,581)	(125)
Change in operating assets and liabilities:
Contract receivables	2,787	700
Unbilled work-in-progress	131	(1,694)
Prepaid and other assets	160	330
Accounts payable and accrued liabilities	643	271
Unearned revenue	(1,454)	(1,354)
Net cash provided by (used in) operating activities of continuing operations	1,101	(652)
Net cash provided by operating activities of discontinued operations	5,864	6,088
Net cash provided by operating activities	6,965	5,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58)	(259)
Restricted cash	(3)	—
Net cash used in investing activities of continuing operations	(61)	(259)
Net cash used in investing activities of discontinued operations	(345)	(40)
Net cash used in investing activities	(406)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(6)	(6)
Principal payments on long-term debt	—	(1,811)
Common stock cash dividends	(1,070)	—
Purchase of treasury stock	(849)	—
Proceeds from the issuance of stock	784	590
Net cash used in financing activities of continuing operations	(1,141)	(1,227)
Net cash used in financing activities of discontinued operations	(4)	(5)
Net cash used in financing activities	(1,145)	(1,232)

Effect of exchange rate changes on cash	54	(100)

Net increase in cash and cash equivalents	5,468	3,805
Cash and cash equivalents at beginning of period	10,801	5,369
Cash and cash equivalents at end of period	$16,269	$9,174

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$2	$18
Income taxes paid	89	17
Common stock cash dividend declared	548	502
Property and equipment purchased and included in accounts payable	11	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization - We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that support the activation of M2M devices with intermittent or infrequent usage patterns.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2011 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Discontinued Operations - On April 21, 2011, we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. On July 1, 2011, we completed the Asset Sale of the Numbering Business. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 8, Discontinued Operations, for more information regarding the Asset Sale.

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

Goodwill - Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Goodwill recorded in conjunction with our purchases of CMS Communications, Inc. (“CMS”) and Telecom Software Enterprises, LLC (“TSE”) were sold as part of the Asset Sale of our Numbering Business and the related U.S. customer support goodwill was classified as long-term assets of discontinued operations in the June 30, 2011 and December 31, 2010 Condensed Consolidated Balance Sheets.

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS ,TSE and Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These assets are amortized using the straight-line method over their estimated lives.

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

Intangible assets acquired in conjunction with our purchases of TSE and CMS were fully amortized as of December 31, 2009 and were part of the Asset Sale of our Numbering Business.

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

As of June 30, 2011 and December 31, 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning March 31, 2012 and will have presentation changes only.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support		Disc.	Total
	US	UK	US	UK	Operations	Goodwill
Balance as of December 31, 2010	$—	$7,066	$6,033	$8,731	$(6,033)	$15,797
Additions	—	—	325	—	(325)	—
Effects of changes in foreign currency exchange rates	—	251	—	311	—	562
Balance as of June 30, 2011	$—	$7,317	$6,358	$9,042	$(6,358)	$16,359

On April 19, 2011, we entered into an agreement with Lisa Marie Maxson and Peter McGuire (collectively, the “TSE Sellers”) to amend certain terms and conditions of the Acquisition Agreement entered into by and among the parties on October 15, 2004 (“TSE Acquisition Agreement”), in which we acquired all of the issued and outstanding ownership interests of the TSE Sellers in TSE.  Under the terms of TSE Acquisition Agreement, the TSE Sellers were entitled to payment of up to $1 million (“NPAC Deferred Payment”) if we entered into certain dispositions or restrictions relative to the TSE software product referred to in the Acquisition Agreement as the “NPAC SMS Simulator.” The Asset Sale included certain assets of ours including the NPAC SMS Simulator.  All U.S. customer support goodwill is associated with TSE and CMS and is classified as long-term assets of discontinued operations in the June 30, 2011 and December 31, 2010 Condensed Consolidated Balance Sheets.

Under the terms of the agreement we agreed to pay the TSE Sellers $325,000 on or before May 2, 2011 and $325,000 upon closing of the Asset Sale.

We conducted our annual goodwill impairment test as of July 31, 2010, and we determined that goodwill was not impaired as of the test date. From July 31, 2010 through June 30, 2011, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of June 30, 2011 and December 31, 2010, identifiable intangibles were as follows (in thousands):

	June 30, 2011			December 31, 2010			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,721	$1,721	$—	$1,672	$1,534	$138	4.6 yrs
Purchased licenses	227	227	—	227	227	—	2.3 yrs
Trademarks and tradenames	719	513	206	694	446	248	7.0 yrs
Business partnerships	117	117	—	113	102	11	5.0 yrs
Customer relationships	3,189	2,588	601	3,117	2,391	726	5.3 yrs
	$5,973	$5,166	$807	$5,823	$4,700	$1,123	5.2 yrs

(1)  Changes in intangible gross values as of June 30, 2011 compared to December 31, 2010 are the direct result of changes in foreign currency exchange rates for the periods then ended.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended June 30, 2011 and 2010, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2011 was as follows (in thousands):

Twelve Months Ending June 30:
2012	$404
2013	403
$807

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic income per share:
Income from continuing operations	$851	$67	$707	$49
Income from discontinued operations, net of tax	$14,461	$1,375	$15,538	$2,565
Net income	$15,312	$1,442	$16,245	$2,614

Basic weighted average shares outstanding	10,833	10,050	10,793	10,022

Basic income per share:
Continuing operations	$0.08	$0.01	$0.07	$—
Discontinued operations	$1.33	$0.14	$1.44	$0.26
Net income	$1.41	$0.14	$1.51	$0.26

Diluted income per share:
Income from continuing operations	$851	$67	$707	$49
Income from discontinued operations, net of tax	$14,461	$1,375	$15,538	$2,565
Net income	$15,312	$1,442	$16,245	$2,614

Weighted average shares outstanding	10,833	10,050	10,793	10,022
Effect of dilutive securities — options	368	703	419	651
Diluted weighted average shares outstanding	11,201	10,753	11,212	10,673

Diluted income per share:
Continuing operations	$0.08	$0.01	$0.06	$—
Discontinued operations	$1.29	$0.13	$1.39	$0.24
Net income	$1.37	$0.13	$1.45	$0.24

For the three months ended June 30, 2011 and 2010, 0.4 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2011 and 2010, 0.3 million and 0.4 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for each of the three months ended June 30, 2011 and 2010 and $0.3 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Cost of license fees and services, excluding depreciation and amortization	$11	$12	$22	$23
Cost of customer support, excluding depreciation and amortization	1	1	3	3
Sales and marketing	16	27	39	58
General and administrative	108	173	224	346
Product development	10	25	34	49
Share based compensation - continuing operations	146	238	322	479
Discontinued operations	7	11	19	17
Total share based compensation	$153	$249	$341	$496

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2011 and December 31, 2010, 0.6 million and 1.1 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At June 30, 2011 and December 31, 2010, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2011, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At June 30, 2011 and December 31, 2010, 0.5 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the three months ended March 31, 2011 and 2010, we awarded a total of 10,000 and 48,750 shares of restricted stock, respectively to members of our Board of Directors and senior management. There were no grants during the three months ended June 30, 2011 or 2010. During the three and six months ended June 30, 2011, 9,000 and 18,000 shares of restricted stock vested, respectively. During the three and six months ended June 30, 2010, 11,000 and 23,000 shares of restricted stock vested, respectively.  Approximately 6,000 and 7,000 shares of restricted stock were forfeited during the three and six months ended June 30, 2011, respectively and none were forfeited during the three or six months ended June 30, 2010. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $47,000 and $92,000 for the three and six months ended June 30, 2011 and $53,000 and $106,000 for the three and six months ended June 30, 2010, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (years)	5.3	5.3	5.3	5.9
Risk-free interest rate	1.53%	1.90%	1.53%	2.50%
Expected volatility	66.35%	73.90%	66.35%	73.80%
Expected dividend yield	3.0%	2.8%	3.0%	0%

The following is a summary of stock option activity under the plans for the six months ended June 30, 2011:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,799	$6.08		$5,939
Options granted	14	$6.78
Less options forfeited	(241)	$7.47
Less options exercised	(349)	$3.71
Options outstanding at June 30, 2011	1,223	$6.63	4.94	$2,530

Options exercisable at June 30, 2011	1,050	$6.94	4.42	$2,113

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $3.12 and $3.72, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $3.12 and $3.89, respectively.

As of June 30, 2011, there was approximately $0.7 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.8 years.

The total fair value of stock options vested during the three months ended June 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2011 and 2010 was $0.3 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $8,000 and $15,000 for the three months ended June 30, 2011 and 2010, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $22,000 and $29,000 for the six months ended June 30, 2011 and 2010, respectively.

Cash received from stock option exercises for the three months ended June 30, 2011 and 2010 was $0.7 million and $0.4 million, respectively. Cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $0.8 million and $0.6 million, respectively.

During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended June 30, 2011. There were no net settlement exercises during the three or six months ended June 30, 2010.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2011, there were approximately 76,000 shares available for purchase.  For the three months ended June 30, 2011 and 2010, we recorded compensation expense of $3,000 and $6,000 and $7,000 for the six month periods ended June 30, 2011 and 2010, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.    This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.03%	0.20%	0.05%	0.10%
Expected volatility	33.7%	60.2%	37.8%	63.3%
Expected dividend yield	2.8%	0%	2.8%	0%

Cash received from employee stock plan purchases for the three months ended June 30, 2011 and 2010 was $10,000 and $13,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2011 and 2010 was $17,000 and $28,000, respectively.

We issued shares related to the ESPP of approximately 2,000 for the three months ended June 30, 2011 and 2010. We issued shares related to the ESPP of approximately 3,000 and 5,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2011 and 2010, two significant customers (defined as contributing at least 10%) accounted for 23% (12% and 11%) and 33% (18% and 15%), respectively, of revenue from continuing operations.  For the three months ended June 30, 2011, these customers are large telecommunications operators in Europe and Africa. For the three months ended June 30, 2010, these customers are large telecommunications operators in Asia and Europe. For the six months ended June 30, 2011, one significant customer accounted for 12% of revenue from continuing operations. This customer is a large telecommunications operator in the Africa. For the six months ended June 30, 2010, two significant customers accounted for 31% (19% and 12%) of revenue from continuing operations.  These customers are large telecommunications operators located in Asia and Europe.

As of June 30, 2011, two significant customers accounted for approximately 25% (13% and 12%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Asia.  At December 31, 2010, one significant customer accounted for approximately 12% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in Asia.

NOTE 6 — INCOME TAXES

We recorded net income tax expense (benefit) of ($2.0 million) and $8,000 for the three months ended June 30, 2011 and 2010, respectively.  The net benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $2.4 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related to the release of our valuation allowance on our domestic deferred tax asset. The deferred tax asset was primarily from net operating loss carryforwards (“NOL’s”) of approximately $45 million. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2010 consisted of current income tax expense of $79,000 and a deferred tax benefit of $71,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of ($2.1 million) and $6,000 for the six months ended June 30, 2011 and 2010, respectively.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $2.6 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related primarily to the release of our valuation allowance on our domestic deferred tax asset. The deferred tax asset was primarily from NOL’s of approximately $45 million. We also had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense of $6,000 during the six months ended June 30, 2010 consisted of income tax expense of $0.1 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2011 and December 31, 2010, this component of the deferred tax liability was $0.2 million and $0.3 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2011 and December 31, 2010 we removed the majority of the valuation allowance on our domestic net deferred tax asset as we have determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business and both historical results and projections of profitability for the reasonably foreseeable future periods. We maintained a valuation allowance on some deferred tax assets related to certain state NOL’s as we believe we may not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $15.4 million, of which $13.5 million was allocated to discontinued operations. This allocation was based on projecting how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $16.1 million of deferred tax assets as of June 30, 2011, were comprised of the following:

Deferred tax assets:
Net operating loss carryforwards	$16,001
Research and development credits	841
AMT/MAT credits	374
Stock compensation	676
Depreciable assets	449
Intangibles	244
Accrued liabilities and reserves	154
Total deferred tax assets	$18,739

Deferred tax liabilities
Undistributed foreign earnings	$(1,049)
Total deferred tax liability	$(1,049)

Net deferred tax assets, before valuation allowance	$17,690
Valuation allowance	(1,625)
Net deferred tax assets	$16,065

As of June 30, 2011 and December 31, 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 7 — RESTRUCTURING

During the second quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.6 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale.

We expensed $0.6 million during the three months ended June 30, 2011 in connection with our restructuring. As of June 30, 2011, $0.5 million remains as an accrued liability which will be fully paid by the third quarter of 2012.

NOTE 8 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011.

Summary results of operations of the Numbering Business for the three months and six months ended June 30, 2011 and 2010, respectively, and components of the net gain on the transaction were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$3,383	$3,761	$6,490	$7,317

Income before income tax	$1,625	$1,685	$2,683	$3,120
Income tax expense (benefit)	(13,368)	310	(13,537)	555
Loss on sale of discontinued operations, net of income tax	(532)	—	(682)	—
Income from discontinued operations, net of income tax	$14,461	$1,375	$15,538	$2,565

The loss on sale of discontinued operations of $0.5 million and $0.7 million for the three and six months ended June 30, 2011, respectively, represent transaction expenses that were expensed as incurred. There have been no allocations of corporate interest or general and administrative expenses to discontinued operations. The income tax benefit of $13.4 million for the three months ended June 30, 2011, was comprised of a tax benefit of $13.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.2 million related to the Numbering Business. The income tax benefit of $13.5 million for the six months ended June 30, 2011, was comprised of a tax benefit of $13.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.1 million related to the Numbering Business.

The carrying amounts of major classes of assets and liabilities of the Numbering Business were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Contract receivables, net	$997	$6,571
Unbilled work-in-progress	644	726
Prepaid and other current assets	97	77
Current assets of discontinued operations	$1,738	$7,374

Property and equipment, net	$291	$374
Goodwill	6,358	6,033
Long-term assets of discontinued operations	$6,649	$6,407

Accounts payable and accrued liabilities	$206	$185
Unearned revenue	5,502	7,435
Current liabilities of discontinued operations	$5,708	$7,620

Capital lease obligations, net of current portion	$—	$4
Other long-term obligations	$—	$4

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a second quarter cash dividend of $.05 per share, payable July 15, 2011, to stockholders of record June 10, 2011. The dividend was accrued as of June 30, 2011 for $0.5 million and paid on July 15, 2011. Previously, our Board of Directors declared a first quarter cash dividend of $.05 per share, payable April 15, 2011, to stockholders of record March 18, 2011.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Treasury Stock

Beginning on May 20, 2011, and continuing through December 31, 2011, we intend to make re-purchases of our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, will be based on market and business conditions as well as other factors.  The Company is not obligated to purchase any shares.  Purchases under the program can be discontinued at any time the Company determines additional purchases are not warranted.

From the inception of the plan through June 30, 2011, we purchased 122,051 of our common stock for $849,147 or an average price of $6.96 per share. These shares are currently being held in treasury.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

On February 11, 2011, our Board of Directors agreed to amend the stockholder rights plan effectively terminating the plan as of March 1, 2011.

NOTE 10 — SEGMENT INFORMATION

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

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue, and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (“L&S”) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development and integration services.  Customer support (“CS”) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
License fees and services	$2,053	$4,070	$5,258	$8,265
Customer support	2,392	1,918	4,641	3,877
Total revenue	4,445	5,988	9,899	12,142

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	860	2,616	2,831	5,128
Customer support	1,659	1,324	3,222	2,609
	2,519	3,940	6,053	7,737
Unallocated Costs
Other operating expenses	2,871	3,490	6,503	6,978
Depreciation and amortization	248	247	492	498
Restructuring	569	—	569	—
Interest income	(6)	(1)	(14)	(4)
Interest expense	1	22	13	61
Foreign currency exchange (gain) loss	(7)	107	(117)	149
Income (loss) from continuing operations before income taxes	$(1,157)	$75	$(1,393)	$55

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

	Three Months Ended June 30,
	2011			2010
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$276	$566	$842	$877	$486	$1,363
South Africa	395	149	544	141	131	272
Indonesia	210	164	374	1,005	80	1,085
Greece	121	149	270	676	111	787
Other	1,051	1,364	2,415	1,371	1,110	2,481
Total revenues	$2,053	$2,392	$4,445	$4,070	$1,918	$5,988

	Six Months Ended June 30,
	2011			2010
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$558	$1,113	$1,671	$1,382	$999	$2,381
South Africa	724	296	1,020	154	314	468
Indonesia	694	325	1,019	2,194	124	2,318
Greece	335	250	585	1,275	191	1,466
Other	2,947	2,657	5,604	3,260	2,249	5,509
Total revenues	$5,258	$4,641	$9,899	$8,265	$3,877	$12,142

	June 30,	December 31,
	2011	2010
Long-lived assets, net
United States	$116	$139
United Kingdom	17,431	17,240
Other	149	166
	$17,696	$17,545

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)                                  Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2011 or December 31, 2010.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2011 or December 31, 2010.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2011 or December 31, 2010.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2011 or December 31, 2010.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2011 or December 31, 2010.

(b)           Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 12 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,500 as of June 30, 2011 and December 31, 2010, respectively. We recorded $2,500 and $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 13 — SUBSEQUENT EVENTS

On August 11, 2011, our Board of Directors declared a third quarter cash dividend of $.05 per share, payable October 14, 2011, to stockholders of record September 9, 2011.

On July 1, 2011, we completed the Asset Sale of our Numbering Business to Neustar, Inc. pursuant to the asset purchase agreement dated April 21, 2011. Under the terms of the Purchase Agreement, NeuStar paid $39 million in cash, subject to a two-way post-closing working capital adjustment, and assumed certain liabilities related to the Numbering Business. We agreed not to compete with Neustar in the Numbering Business anywhere in the world for a period of three years following the closing of the Asset Sale. The gain on the Asset Sale is estimated to be $36 million, net of income tax and transaction expenses. Much of the U.S. federal income tax will be offset by utilizing our NOL’s but we expect to owe AMT and state income taxes on the gain.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, on an as-needed basis.

On July 1, 2011, upon the closing of the Asset Sale, we made the final payment of $325,000 to the TSE Sellers.

Effective July 1, 2011, our Board of Directors formed an Investment Committee (“Committee”) comprised of two directors: John B. Spirtos, who will act as Chairman of the Committee, and David S. Oros.  Brian Ervine, our Executive Vice President & Chief Financial and Administrative Officer, was also appointed to the Committee.  The Committee will be responsible for overall strategy and management of the Company’s investments. Under the direction of the Committee, through the date of this report, we purchased approximately $14.0 million in long-term investments. See Item 1A — Risk Factors, for more information related to our investments.

We evaluated our June 30, 2011 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the interim consolidated financial statements.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that support the activation of M2M devices with intermittent or infrequent usage patterns.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

During the second quarter of 2011, we received shareholder approval for the Asset Sale of the Numbering Business to Neustar, Inc. The Numbering Business is reflected in these interim consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. On July 1, 2011, we completed the sale of the Numbering Business. Refer to Note 8, Discontinued Operations, for more information regarding the Asset Sale.

Consolidated revenue decreased to $4.4 million and $9.9 million from $6.0 million and $12.1 million for three and six months ended June 30, 2011 and 2010, respectively. The decrease in revenue for both periods is due to lower license and services revenue from both DSA and TSA, partially offset by higher customer support revenue.

Our twelve month backlog decreased to $7.0 million as of June 30, 2011, compared to $8.2 million as of June 30, 2010.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2011 vs. 2010	2011 vs. 2010

Revenue	$331	$396
Costs of revenue and operating expenses	340	447
Operating loss	$(9)	$(51)

The net effect of our foreign currency translations for the three months ended June 30, 2011 was a $0.3 million increase in revenue and a $0.3 million increase in operating expenses versus the three months ended June 30, 2010. The net effect of our foreign currency translations for the six months ended June 30, 2011 was a $0.4 million increase in revenue and a $0.4 million increase in operating expenses versus the six months ended June 30, 2010.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
License fees and services	46%	68%	53%	68%
Customer support	54%	32%	47%	32%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	27%	24%	25%	26%
Costs of customer support, excluding depreciation and amortization	16%	10%	14%	10%
Sales and marketing	33%	27%	33%	27%
General and administrative	19%	20%	20%	20%
Product development	12%	11%	12%	10%
Depreciation	2%	1%	1%	1%
Amortization	4%	3%	4%	3%
Restructuring	13%	—	6%
Total costs of revenue and operating expenses	126%	97%	115%	98%

Income (loss) from operations	(26)%	3%	(15)%	2%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(1)%
Foreign currency exchange gain (loss)	0%	(2)%	1%	(1)%
Other income (expense), net	0%	(2)%	1%	(2)%

Income (loss) from continuing operations before income taxes	(26)%	1%	(14)%	0%
Income tax expense (benefit)	(45)%	0%	(21)%	0%
Income from continuing operations	19%	1%	7%	0%
Income from discontinued operations, net of tax	325%	23%	157%	21%
Net income	344%	24%	164%	21%

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

Revenue for the three months ended June 30, 2011 and 2010 was $4.4 million and $6.0 million, respectively. Revenue for the six months ended June 30, 2011 and 2010 was $9.9 million and $12.1 million, respectively. Decreased revenue in both periods is primarily due to decreased license and services revenue from our DSA and TSA products partially offset by increased customer support revenue.

License Fees and Services

License fees and services revenue decreased $2.0 million, or 50%, to $2.1 million for the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

License fees and services revenue decreased $3.0 million, or 36%, to $5.3 million for the six months ended June 30, 2011 from $8.3 million for the six months ended June 30, 2010.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

Customer Support

Customer support revenue increased $0.5 million, or 25%, to $2.4 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010. The growth in customer support revenue is due to increased revenue from DSA and TSA.

Customer support revenue increased $0.7 million, or 20%, to $4.6 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010.  The growth in customer support revenue is due to increased revenue from DSA and TSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.9 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively.

Costs of revenue, excluding depreciation and amortization, were $3.8 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.3 million, or 18%, to $1.2 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.  The decrease in costs is primarily from lower software, subcontractor and partner costs as well as lower incentive compensation, which are all related to the decreased revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 58% for the three months ended June 30, 2011 from 36% for the three months ended June 30, 2010.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.7 million, or 23%, to $2.4 million for the six months ended June 30, 2011 from $3.1 million for the six months ended June 30, 2010.  The decrease in costs is primarily from lower software, subcontractor and partner costs as well as lower incentive compensation and travel expense, which are all related to the decreased revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 46% for the six months ended June 30, 2011 from 38% for the six months ended June 30, 2010.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period partially offset by the aforementioned decreased costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 23%, to $0.7 million for the three months ended June 30, 2011 from $0.6 million for the three months ended June 30, 2010.  The increase in costs is related to supporting increased revenue during the period. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained at 31% for the three months ended June 30, 2011 and 2010.

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 12%, to $1.4 million for the six months ended June 30, 2011 from $1.3 million for the six months ended June 30, 2010.  The increase in costs is related to supporting increased revenue during the period. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 31% for the six months ended June 30, 2011 from 33% for the six months ended June 30, 2010.  The decrease in costs of customer support as a percentage of customer support revenue is primarily the result of increased revenue.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.1 million, or 10%, to $1.5 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010.  The decrease in costs is primarily related to lower commissions due to lower sales bookings. As a percentage of total revenue, sales and marketing expenses increased to 33% for the three months ended June 30, 2011 from 27% for the three months ended June 30, 2010. The increase in sales and marketing costs as a percentage of revenue is primarily due to decreased revenue during the period.

Sales and marketing expenses remained at $3.3 million for the six months ended June 30, 2011 and 2010.  As a percentage of total revenue, sales and marketing expenses increased to 33% for the six months ended June 30, 2011 from 27% for the six months ended June 30, 2010. The increase in sales and marketing costs as a percentage of revenue is primarily due to decreased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.3 million, or 29%, to $0.9 million from $1.2 million for the three months ended June 30, 2011 and 2010, respectively.  As a percentage of revenue, general and administrative expenses for the three months ended June 30, 2011 and 2010, decreased to 19% from 20%, respectively. The decrease in costs and as a percentage of revenue is primarily due to lower incentive compensation, equity compensation and lower professional fees.

General and administrative expenses decreased $0.4 million, or 20%, to $2.0 million from $2.4 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in costs is primarily due to lower incentive compensation, equity compensation expense and lower professional fees. As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2011 and 2010 remained at 20%.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.1 million, or 16%, to $0.6 million from $0.7 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease in costs is primarily related to lower headcount related costs and lower travel costs. As a percentage of revenue, product development expenses for the three months ended June 30, 2011 and 2010, increased to 12% from 11%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Product development expenses remained at $1.2 million for the six months ended June 30, 2011 and 2010.  As a percentage of revenue, product development expenses for the six months ended June 30, 2011 and 2010, increased to 12% from 10%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended June 30, 2011 and 2010. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2011 and 2010, increased to 2% from 1%, respectively. The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Depreciation expense decreased $0.1 million, or 16% to $0.1 million from $0.2 million for the six months ended June 30, 2011 and 2010, respectively. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2011 and 2010, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense remained at $0.2 million for the three months ended June 30, 2011and 2010. As a percentage of total revenue, amortization expense for the three months ended June 30, 2011 and 2010, increased to 4% from 3%, respectively. The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Amortization expense remained at $0.3 million for the six months ended June 30, 2011and 2010. As a percentage of total revenue, amortization expense for the six months ended June 30, 2011 and 2010, increased to 4% from 3%, respectively. The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Restructuring

Restructuring expense of $0.6 million was recorded for the three and six months ended June 30, 2011. There was no restructuring expense during the three or six months ended June 30, 2010.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $1,000 and $22,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease of $21,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Interest expense was $13,000 and $61,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease of $48,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $7,000 and ($0.1) million for the three months ended June 30, 2011 and 2010, respectively and $0.1 million and ($0.1) million for the six months ended June 30, 2011 and 2010, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Taxes

We recorded net income tax expense (benefit) of ($2.0 million) and $8,000 for the three months ended June 30, 2011 and 2010, respectively.  The net income tax benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $2.4 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related to the release of our valuation allowance on our domestic deferred tax asset. The deferred tax asset was primarily from net operating loss carryforwards (“NOL’s”) of approximately $45 million. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net income tax expense during the three months ended June 30, 2010 consisted of income tax expense of $79,000 and a deferred tax benefit of $71,000. The current tax expense consists of current income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate of 174% for the three months ended June 30, 2011 was increased from an effective tax rate of 11% for the three months ended June 30, 2010.  This increase in our effective tax rate relates principally to the release of the valuation allowance on our domestic tax asset.

We recorded net income tax expense (benefit) of ($2.1 million) and $6,000 for the six months ended June 30, 2011 and 2010, respectively.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $2.6 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income tax in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related to the release of our valuation allowance on our domestic deferred tax asset. The deferred tax asset was primarily from NOL’s of approximately $45 million. We had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize MAT payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.We also had a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 151% for the six months ended June 30, 2011 was increased from an effective tax rate of 11% for the six months ended June 30, 2010.  This increase in our effective tax rate relates principally to the release of the valuation allowance on our domestic tax asset.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2011 and December 31, 2010, this component of the deferred tax liability was $0.2 million and $0.3 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2011 and December 31, 2010 we removed the majority of the valuation allowance on our domestic net deferred tax asset as we determined it is more likely than not we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business, both historical results and projections of profitability for the reasonably foreseeable future periods. We maintained a valuation allowance on some deferred tax assets related to certain state NOL’s as we may not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $16.0 million, of which $13.5 million was allocated to discontinued operations. This allocation was based on how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $16.1 million of deferred tax assets as of June 30, 2011, were comprised of the following:

Deferred tax assets:
Net operating loss carryforwards	$16,001
Research and development credits	841
AMT/MAT credit	374
Stock compensation	676
Depreciable assets	449
Intangibles	244
Accrued liabilities and reserves	154
Total deferred tax assets	$18,739

Deferred tax liabilities
Undistributed foreign earnings	$(1,049)
Total deferred tax liability	$(1,049)

Net deferred tax assets, before valuation allowance	$17,690
Valuation allowance	(1,625)
Net deferred tax assets	$16,065

Discontinued Operations

The amount reported as discontinued operations for the three and six months ended June 30, 2011 and 2010 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$3,383	$3,761	$6,490	$7,317

Income before income tax	$1,625	$1,685	$2,683	$3,120
Income tax expense (benefit)	(13,368)	310	(13,537)	555
Loss on sale of discontinued operations, net of income tax	(532)	—	(682)	—
Income from discontinued operations, net of income tax	$14,461	$1,375	$15,538	$2,565

FINANCIAL CONDITION

Our working capital position increased $13.4 million to $25.2 million as of June 30, 2011 from $11.8 million as of December 31, 2010.  The majority of the increase in working capital is related to the release of our valuation allowance on our domestic deferred tax asset.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2011, our principal source of liquidity was $16.3 million in cash and cash equivalents and $3.0 million in contract receivables, net of allowances.

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $7.0 million and $5.4 million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2011 was due to improved working capital principally related to our contract receivables.  Net cash provided (used) by continuing operating activities was $1.1 million and ($0.7) million for the six months ended June 30, 2011 and 2010, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2011 was due to improved working capital principally related to our contract receivables, partially offset by changes in unbilled work-in-progress.

Net cash used in investing activities during each of the six months ended June 30, 2011 and 2010 was $0.4 and $0.3 million, respectively.  The increase in cash used for the six months ended June 30, 2011 versus 2010 was related to an increase in purchases of property and equipment. Net cash used in continuing investing activities was $0.1 million for each of the six months ended June 30, 2011 and 2010.

Net cash used in financing activities for the six months ended June 30, 2011 and 2010 was $1.1 million and $1.2 million, respectively.  The decrease in cash used in financing activities is primarily due to payments made to retire our senior debt and U.K. revolving credit facility during 2010, partially offset by dividends paid of $1.1 million in 2011.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2011 of $16.3 million;

•                                                Our working capital balance of $25.2 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $.05 per share for the first three quarters of 2011 and the possibility of future dividends;

•                                                Our treasury share purchases and the possibility of future purchases;

•                                                The subsequent Asset Sale of our Numbering Business and approximate gain of $36 million, net of income tax;

•                                                Our backlog as of June 30, 2011 of approximately $7.0 million, including $2.5 million in license fees and services and $4.5 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2011 and 2010, the effect of exchange rate changes resulted in a $0.1 million increase and a $0.1 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2011	2010
British pound sterling	0.62420	0.64638
Indian rupee	45.41326	45.55809

	Three Months Ended June 30,		Six Months Ended June 30,
Average rates:	2011	2010	2011	2010
British pound sterling	0.61296	0.67092	0.61876	0.65616
Indian rupee	45.28214	45.72305	45.58830	45.87865

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

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

Our Board of Directors has declared first, second and third quarter cash dividends of $.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Subsequent to June 30, 2011, we invested approximately $14.0 million in long-term investments.  Any significant future declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our long-term investments could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

Our TSA and DSA sales opportunities in any given quarter usually include a few high value opportunities. Due to our long sales cycle and the possibility of customer purchasing delays, some opportunities may slip into a subsequent quarter. Consequently, after the Asset Sale of the Numbering Business, we will be a smaller company and sales fluctuations could have a material impact on our revenue and profitability on a quarter-to-quarter basis.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 16, 2011. Thaddeus Dupper and David S. Oros were elected to the Board of Directors.  The stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, eliminating the classified Board structure and ratified the Board of Directors’ appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ended December 31, 2011.

The final voting results on these matters were as follows:

Election of Directors

Thaddeus Dupper

For 6,029,815

Withheld 306,515

David S. Oros

For 5,981,015

Withheld 355,315

Approval of an amendment to the Amended and Restated Certificate of Incorporation to Eliminate the Classified Board Structure and Provide for Annual Election of All Directors.

For 8,600,174

Against 558,280

Abstain 11,873

Ratification of the selection of Grant Thornton LLP as our independent registered public accounting firm to audit the consolidated financial statements of Evolving Systems for its fiscal year ending December 31, 2011.

For 9,005,252

Against 137,411

Abstain 3,331

Broker non-votes 24,335

We held a Special Meeting of Stockholders on June 23, 2011. Our stockholders approved the Asset Sale to NeuStar, Inc. pursuant to the Purchase Agreement entered into between the parties on April 21, 2011.  The stockholders also approved adjournments or postponements of the Special Meeting, if necessary or appropriate, to permit further solicitation of proxies if there were insufficient votes at the time of the Special Meeting to approve the Asset Sale.  Each proposal required the affirmative vote of the holders of a majority of the Company’s issued and outstanding common stock entitled to vote.  There were 10,783,080 shares of common stock entitled to vote at the Special Meeting.

The final voting results on these matters were as follows:

Approval of the asset sale

For 7,434,765

Against 16,588

Abstain 13,867

Approval of adjournment or postponement of the Special Meeting, if necessary or appropriate

For 7,340,523

Against 111,491

Abstain 13,205

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)