Form 10-Q
period 2011-09-30
EVOLVING SYSTEMS INC
filed 2011-11-10
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011 there were 11,094,932 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2011

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2011 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,589	$10,801
Contract receivables, net of allowance for doubtful accounts of $22 and $520 at September 30, 2011 and December 31, 2010, respectively	2,975	5,502
Unbilled work-in-progress	2,000	1,519
Deferred income taxes	324	—
Prepaid and other current assets	1,542	1,251
Current assets of discontinued operations	—	7,374
Total current assets	36,430	26,447
Long-term investments	20,698	—
Property and equipment, net	443	625
Amortizable intangible assets, net	689	1,123
Goodwill	15,958	15,797
Long-term restricted cash	52	50
Long-term deferred income taxes	2,373	—
Other long-term assets	—	2
Long-term assets of discontinued operations	—	6,407
Total assets	$76,643	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$15	$13
Accounts payable and accrued liabilities	3,317	3,586
Income taxes payable	2,976	—
Dividends payable	552	532
Deferred income taxes	—	21
Unearned revenue	1,652	2,863
Current liabilities of discontinued operations	—	7,620
Total current liabilities	8,512	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	—	4
Deferred income taxes	—	51
Long-term liabilities of discontinued operations	—	4
Total liabilities	8,512	14,694

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,072,498 shares issued and 10,905,500 outstanding as of September 30, 2011 and 10,651,431 shares issued and outstanding as of December 31, 2010	11	11
Additional paid-in capital	88,959	87,435
Treasury stock, 166,998 and 0 shares as of September 30, 2011 and December 31, 2010, respectively, at cost	(1,169)	—
Accumulated other comprehensive loss	(4,496)	(3,704)
Accumulated deficit	(15,174)	(47,985)
Total stockholders’ equity	68,131	35,757
Total liabilities and stockholders’ equity	$76,643	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
License fees and services	$1,921	$3,350	$7,179	$11,616
Customer support	2,349	2,110	6,990	5,986
Total revenue	4,270	5,460	14,169	17,602

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,090	1,402	3,517	4,539
Costs of customer support, excluding depreciation and amortization	420	621	1,839	1,890
Sales and marketing	1,604	1,517	4,913	4,844
General and administrative	855	1,083	2,815	3,524
Product development	629	675	1,863	1,884
Depreciation	87	86	261	258
Amortization	102	172	461	512
Restructuring	—	—	569	—
Total costs of revenue and operating expenses	4,787	5,556	16,238	17,451

Income (loss) from operations	(517)	(96)	(2,069)	151

Other income (expense)
Interest income	271	6	285	10
Interest expense	(1)	(20)	(14)	(81)
Foreign currency exchange gain (loss)	105	63	222	(86)
Other income (expense), net	375	49	493	(157)

Loss from continuing operations before income taxes	(142)	(47)	(1,576)	(6)
Income tax expense (benefit)	378	(4)	(1,722)	2
Income (loss) from continuing operations	(520)	(43)	146	(8)
Income from discontinued operations, net of tax	18,724	1,619	34,303	4,198
Net income	$18,204	$1,576	$34,449	$4,190

Basic income (loss) per common share - continuing operations	$(0.05)	$(0.00)	$0.01	$(0.00)
Diluted income (loss) per common share - continuing operations	$(0.05)	$(0.00)	$0.01	$(0.00)

Basic income per common share - discontinued operations	$1.72	$0.16	$3.17	$0.42
Diluted income per common share - discontinued operations	$1.68	$0.15	$3.07	$0.39

Basic income per common share - net income	$1.67	$0.16	$3.18	$0.42
Diluted income per common share - net income	$1.63	$0.15	$3.08	$0.39

Cash dividend declared per common share	$0.05	$0.05	$0.15	$0.10

Weighted average basic shares outstanding	10,877	10,157	10,821	10,067
Weighted average diluted shares outstanding	11,149	10,807	11,191	10,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	414,623	—	1,009	—	—	—	1,009
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,037	—	32	—	—	—	32
Stock-based compensation expense	—	—	483	—	—	—	483
Restricted stock issuance, net of cancellations	1,407	—	—	—	—	—	—
Treasury stock	(166,998)	—	—	(1,169)	—	—	(1,169)
Common stock cash dividends	—	—	—	—	—	(1,638)	(1,638)
Comprehensive income (loss):
Net income	—	—	—	—	—	34,449
Net unrealized losses on investments, net of tax					(748)
Foreign currency translation adjustment	—	—	—	—	(44)	—
Comprehensive income							33,657
Balance at September 30, 2011	10,905,500	$11	$88,959	$(1,169)	$(4,496)	$(15,174)	$68,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,449	$4,190
Income from discontinued operations	34,303	4,198
Income (loss) from continuing operations	146	(8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	261	258
Amortization of intangible assets	461	512
Amortization of debt issuance costs	11	64
Stock based compensation	464	707
Unrealized foreign currency transaction (gains) and losses, net	(222)	86
Benefit from deferred income taxes	(2,794)	(189)
Change in operating assets and liabilities:
Contract receivables	2,717	1,867
Unbilled work-in-progress	(451)	(1,452)
Prepaid and other assets	(312)	310
Accounts payable and accrued liabilities	(264)	435
Unearned revenue	(1,276)	(1,445)
Net cash provided by (used in) operating activities of continuing operations	(1,259)	1,145
Net cash provided by operating activities of discontinued operations	6,534	5,502
Net cash provided by operating activities	5,275	6,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85)	(282)
Proceeds from sale of business, net	37,509	—
Purchase of marketable securities	(21,445)	—
Restricted cash	(2)	—
Net cash provided by (used in) investing activities of continuing operations	15,977	(282)
Net cash used in investing activities of discontinued operations	(588)	(88)
Net cash provided by (used in) investing activities	15,389	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(3)	(10)
Principal payments on long-term debt	—	(1,811)
Common stock cash dividends	(1,618)	(502)
Purchase of treasury stock	(1,169)	—
Proceeds from the issuance of stock	1,042	1,323
Net cash used in financing activities of continuing operations	(1,748)	(1,000)
Net cash used in financing activities of discontinued operations	(4)	(8)
Net cash used in financing activities	(1,752)	(1,008)

Effect of exchange rate changes on cash	(124)	63

Net increase in cash and cash equivalents	18,788	5,332
Cash and cash equivalents at beginning of period	10,801	5,369
Cash and cash equivalents at end of period	$29,589	$10,701

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$3	$19
Income taxes paid	93	290
Common stock dividend declared	552	506

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Discontinued Operations - On April 21, 2011, we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. On July 1, 2011, we completed the Asset Sale of the Numbering Business. There was no post-closing working capital adjustment. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 9, Discontinued Operations, for more information regarding the Asset Sale.

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

Goodwill - Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Goodwill recorded in conjunction with our purchases of CMS Communications, Inc. (“CMS”) and Telecom Software Enterprises, LLC (“TSE”) was sold as part of the Asset Sale of our Numbering Business and the related U.S. customer support goodwill was classified as long-term assets of discontinued operations in the December 31, 2010 Condensed Consolidated Balance Sheets.

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

Fair Value Measurements - Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash, Cash Equivalents and Marketable Securities - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

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

Comprehensive Income - Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

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

NOTE 2 — FINANCIAL INSTRUMENTS

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as long-term marketable securities as of September 30, 2011 (in thousands):

	September 30, 2011
	Adjusted	Unrealized	Unrealized	Fair	Long-term
	Cost	Gains	Losses	Value	Investments
Level:2
Corporate debt securities	$21,890	$25	$1,217	$20,698	$20,698

The net unrealized gains and losses as of September 30, 2011 are related to long-term corporate debt securities. We may sell certain corporate debt securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. We recognized no net realized gains or losses during the three and nine month periods ended September 30, 2011. The maturities of our long-term corporate debt securities range from five to eight years.

We consider the declines in market value of our corporate debt securities investment portfolio to be temporary in nature. Our investment policy requires investments to be rated B- or better. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine month periods ended September 30, 2011, we did not recognize any impairment charges. As of September 30, 2011, we do not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2011 approximately 77% of our corporate debt security investments are concentrated within the senior secured notes of a single issuer. These debt securities are approximately 7% of the issuer’s total debt offering. Any significant adverse developments in that issuer’s business, industry, operations or financial condition could have a disproportionately adverse impact on the value of our investment, our receipt of interest and principal payments under the notes, or our financial condition and operating results.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of three acquisitions which occurred over the period from November 2003 to November 2004. We acquired CMS in November 2003, TSE in October 2004 and Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2010	$7,066	$8,731	$15,797
Effects of changes in foreign currency exchange rates	72	89	161
Balance as of September 30, 2011	$7,138	$8,820	$15,958

All U.S. goodwill, approximately $6.7 million, was sold as part of the Asset sale. The $6.7 million of U.S. goodwill was related to our acquisitions of TSE and CMS. On April 19, 2011, we entered into an agreement with Lisa Marie Maxson and Peter McGuire (collectively, the “TSE Sellers”) to amend certain terms and conditions of the Acquisition Agreement entered into by and among the parties on October 15, 2004 (“TSE Acquisition Agreement”), in which we acquired all of the issued and outstanding ownership interests of the TSE Sellers in TSE.  Under the terms of TSE Acquisition Agreement, the TSE Sellers were entitled to payment of up to $1 million (“NPAC Deferred Payment”) if we entered into certain dispositions or restrictions relative to the TSE software product referred to in the Acquisition Agreement as the “NPAC SMS Simulator.” The Asset Sale included certain assets of ours including the NPAC SMS

Simulator. Under the terms of the agreement we agreed to pay the TSE Sellers $325,000 on or before May 2, 2011 and $325,000 upon closing of the Asset Sale.

We conducted our annual goodwill impairment test as of July 31, 2011, and we determined that goodwill was not impaired as of the test date. From July 31, 2011 through September 30, 2011, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of September 30, 2011 and December 31, 2010, identifiable intangibles were as follows (in thousands):

	September 30, 2011			December 31, 2010			Weighted-
	(1)		Net	(1)		Net	Average
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$1,391	$1,391	$—	$1,672	$1,534	$138	4.6 yrs
Purchased licenses	—	—	—	227	227	—	2.3 yrs
Trademarks and tradenames	701	526	175	694	446	248	7.0 yrs
Business partnerships	114	114	—	113	102	11	5.0 yrs
Customer relationships	2,054	1,540	514	3,117	2,391	726	5.3 yrs
	$4,260	$3,571	$689	$5,823	$4,700	$1,123	5.2 yrs

(1)  Changes in intangible gross values as of September 30, 2011 compared to December 31, 2010 are the direct result of the Asset Sale and changes in foreign currency exchange rates for the periods then ended.

All U.S. intangible assets were sold as part of the Asset Sale. Amortization expense of identifiable intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.5 million for the nine months ended September 30, 2011 and 2010.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2011 was as follows (in thousands):

Twelve Months Ending September 30:
2012	$394
2013	295
$689

NOTE 4 — EARNINGS PER COMMON SHARE

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic income (loss) per share:
Income (loss) from continuing operations	$(520)	$(43)	$146	$(8)
Income from discontinued operations, net of tax	$18,724	$1,619	$34,303	$4,198
Net income	$18,204	$1,576	$34,449	$4,190

Basic weighted average shares outstanding	10,877	10,157	10,821	10,067

Basic income (loss) per share:
Continuing operations	$(0.05)	$(0.00)	$0.01	$(0.00)
Discontinued operations	$1.72	$0.16	$3.17	$0.42
Net Income	$1.67	$0.16	$3.18	$0.42

Diluted income (loss) per share:
Income from continuing operations	$(520)	$(43)	$146	$(8)
Income from discontinued operations, net of tax	$18,724	$1,619	$34,303	$4,198
Net income	$18,204	$1,576	$34,449	$4,190

Weighted average shares outstanding	10,877	10,157	10,821	10,067
Effect of dilutive securities - options	272	650	370	650
Diluted weighted average shares outstanding	11,149	10,807	11,191	10,717

Diluted income per share:
Continuing operations	$(0.05)	$(0.00)	$0.01	$(0.00)
Discontinued operations	$1.68	$0.15	$3.07	$0.39
Net Income	$1.63	$0.15	$3.08	$0.39

For the three months ended September 30, 2011 and 2010, 0.3 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2011 and 2010, 0.3 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million and $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2011 and 2010, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of license fees and services, excluding depreciation and amortization	$11	$12	$33	$36
Cost of customer support, excluding depreciation and amortization	1	2	4	4
Sales and marketing	14	26	53	84
General and administrative	106	159	330	510
Product development	10	29	44	73
Share based compensation - continuing operations	142	228	464	707
Discontinued operations	—	13	19	30
Total share based compensation	$142	$241	$483	$737

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2011 and December 31, 2010, 0.5 million and 1.1 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with then-NASDAQ Marketplace Rule 4350(i)(1)(a)(iv) (now Rule 5635(c)(iv)), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At September 30, 2011 and December 31, 2010, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At September 30, 2011, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At September 30, 2011 and December 31, 2010, 0.5 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the nine months ended September 30, 2011 and 2010, we awarded a total of 10,000 and 48,750 shares of restricted stock, respectively to members of our Board of Directors and senior management. There were no grants during the three months ended September 30, 2011 or 2010. During the three and nine months ended September 30, 2011, 9,000 and 28,000 shares of restricted stock vested, respectively. During the three and nine months ended September 30, 2010, 11,000 and 34,000 shares of restricted stock vested, respectively.  Approximately 2,000 and 9,000 shares of restricted stock were forfeited during the three and nine months ended September 30, 2011, respectively and none were forfeited during the three or nine months ended September 30, 2010. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $46,000 and $138,000 for the three and nine months ended September 30, 2011 and $51,000 and $0.2 million for the three and nine months ended September 30, 2010, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (years)	*	*	5.3	5.9
Risk-free interest rate	*	*	1.53%	2.50%
Expected volatility	*	*	66.35%	73.80%
Expected dividend yield	*	*	3.0%	0.3%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2010	1,799	$6.08		$5,939
Options granted	14	$6.78
Less options forfeited	(319)	$7.83
Less options exercised	(415)	$2.43
Options outstanding at September 30, 2011	1,079	$6.63	5.24	$1,667

Options exercisable at September 30, 2011	941	$6.90	4.84	$1,446

There were no stock options granted during the three months ended September 30, 2011 or 2010. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $3.12 and $3.89, respectively.

As of September 30, 2011, there was approximately $0.5 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.8 years.

The total fair value of stock options vested during the three months ended September 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2011 and 2010 was $0.4 million and $0.5 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $8,000 and $15,000 for the three months ended September 30, 2011 and 2010, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $30,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively.

Cash received from stock option exercises for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.7 million, respectively. Cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $1.0 million and $1.3 million, respectively.

During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended September 30, 2011. There were no net settlement exercises during the three or nine months ended September 30, 2010.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we were previously authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2011, there were approximately 74,000 shares available for purchase.  For the three months ended September 30, 2011 and 2010, we recorded compensation expense of $400 and $3,000, respectively and $7,000 and $10,000 for the nine month periods ended September 30, 2011 and 2010, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.04%	0.10%
Expected volatility	30.2%	60.1%	34.2%	62.3%
Expected dividend yield	3.2%	2.8%	3.0%	0.8%

Cash received from employee stock plan purchases for the three months ended September 30, 2011 and 2010 was $14,000 and $13,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2011 and 2010 was $32,000 and $40,000, respectively.

We issued shares related to the ESPP of approximately 2,000 for the three months ended September 30, 2011 and 2010. We issued shares related to the ESPP of approximately 5,000 and 7,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2011 and 2010, two significant customers (defined as contributing at least 10%) accounted for 21% (11% and 10%) and 25% (13% and 12%), respectively, of revenue from continuing operations.  For the three months ended September 30, 2011, these customers are 2 large telecommunications operators in Europe. For the three months ended September 30, 2010, these customers are large telecommunications operators in Europe and North America. For the nine months ended September 30, 2011, one significant customer accounted for 10% of revenue from continuing operations. This customer is a large telecommunications operator in Europe. For the nine months ended September 30, 2010, two significant customers accounted for 27% (14% and 13%) of revenue from continuing operations.  These customers are large telecommunications operators located in Asia and Europe.

As of September 30, 2011, one significant customer accounted for approximately 13% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator in Asia.  At December 31, 2010, one significant customer accounted for approximately 12% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in Asia.

As of September 30, 2011 approximately 77% of our corporate debt security investments are concentrated within one issuer. These debt securities are senior secured and our holdings are approximately 7% of the issuer’s total debt offering.

NOTE 7 — INCOME TAXES

We recorded net income tax expense (benefit) of $0.4 million and ($4,000) for the three months ended September 30, 2011 and 2010, respectively.  The net expense during the three months ended September 30, 2011 consisted of current income tax expense of $0.2 million and a deferred tax expense of $0.2 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income taxes related to our operations in India. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax expense was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset of approximately $0.3 million, which occurred in the second quarter of 2011. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended September 30, 2010 consisted of a current income tax expense of $59,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of ($1.7 million) and $2,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net benefit during the nine months ended September 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $2.1 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related primarily to the release of our valuation allowance on our domestic deferred tax asset during the second quarter of 2011. The deferred tax asset was primarily from NOL’s of approximately $45 million. We also had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize MAT payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense of $2,000 during the nine months ended September 30, 2010 consisted of income tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2011 and December 31, 2010, this component of the deferred tax liability was $0.2 million and $0.3 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we have determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business and both historical results and projections of profitability for the reasonably foreseeable future periods. We maintained a valuation allowance on some deferred tax assets related to certain state NOL’s as we believe it is more likely than not that we will not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $15.4 million, of which $13.8 million was allocated to discontinued operations. This allocation was based on projecting how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $2.7 million of deferred tax assets as of September 30, 2011, were comprised of the following:

Deferred tax assets:
Net operating loss carryforwards	$2,958
Research & Development Credits	841
AMT/MAT credit	1,084
Stock Compensation	698
Unrealized losses on investments	445
Depreciable assets	143
Accrued liabilities and reserves	147
Total deferred tax assets	6,316

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,048)
Intangibles	(179)
Total deferred tax liability	(1,227)

Net deferred tax assets, before valuation allowance	$5,089
Valuation allowance	(2,392)
Net deferred tax assets	$2,697

As of September 30, 2011 and December 31, 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — RESTRUCTURING

During the second quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.6 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale. There were no additional restructuring expenses during the three months ended September 30, 2011.

We expensed $0.6 million during the nine months ended September 30, 2011 in connection with our restructuring. As of September 30, 2011, $0.4 million remains as an accrued liability which will be fully paid by the third quarter of 2012.

NOTE 9 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the three months and nine months ended September 30, 2011 and 2010, respectively, and components of the net gain on the transaction were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$3,784	$6,490	$11,101

Income before income tax	$—	$1,745	$2,724	$4,884
Income tax expense	—	126	21	686
Gain on sale of discontinued operations, net of income tax	18,724	—	31,600	—
Income from discontinued operations, net of income tax	$18,724	$1,619	$34,303	$4,198

The cash proceeds received from the Asset Sale amounted to approximately $39.4 million. Transaction costs were approximately $1.9 million. The net proceeds less transaction costs were $37.5 million. The sale is taxable for federal and state income tax purposes. Much of the federal income tax expense was absorbed by our NOL’s and we will owe AMT for federal tax purposes plus state taxes. We estimate federal and state income taxes owed related to the Asset Sale to be approximately $3.0 million. These are accrued on our balance sheet as of September 30, 2011.

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

The income tax benefit of $13.4 million previously shown for the three months ended June 30, 2011, was comprised of a tax benefit of $13.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.2 million related to the Numbering Business. The $13.4 million related to the release of our valuation allowance is now shown within the gain on sale of discontinued operations, net of tax as the valuation allowance was used to offset income related to the Asset Sale. The income tax expense of $21,000 for the nine months ended September 30, 2011, was comprised of a tax expense related to the Numbering Business.

The carrying amounts of major classes of assets and liabilities of the Numbering Business were as follows (in thousands):

	July 1,	December 31,
	2011	2010
Contract receivables, net	$946	$6,571
Unbilled work-in-progress	645	726
Prepaid and other current assets	153	77
Current assets of discontinued operations	$1,744	$7,374

Property and equipment, net	$292	$374
Goodwill	6,682	6,033
Long-term assets of discontinued operations	$6,974	$6,407

Accounts payable and accrued liabilities	$264	$185
Unearned revenue	5,502	7,435
Current liabilities of discontinued operations	$5,766	$7,620

Capital lease obligations, net of current portion	$—	$4
Other long-term obligations	$—	$4

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a third quarter cash dividend of $.05 per share, payable October 15, 2011, to stockholders of record September 10, 2011. The dividend was accrued as of September 30, 2011 for $0.5 million and paid on October 15, 2011. Previously, our Board of Directors declared a first and second quarter cash dividend of $.05 per share, payable April 15, 2011 and July 15, 2011, respectively.

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

From the inception of the plan through September 30, 2011, we purchased 166,998 shares of our common stock for $1.2 million or an average price of $6.97 per share. These shares are currently being held in treasury.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
License fees and services	$1,921	$3,350	$7,179	$11,616
Customer support	2,349	2,110	6,990	5,986
Total revenue	4,270	5,460	14,169	17,602

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	831	1,948	3,662	7,077
Customer support	1,929	1,489	5,151	4,096
	2,760	3,437	8,813	11,173
Unallocated Costs
Other operating expenses	3,088	3,275	9,591	10,252
Depreciation and amortization	189	258	722	770
Restructuring	0	0	569	0
Interest income	(271)	(6)	(285)	(10)
Interest expense	1	20	14	81
Foreign currency exchange (gain) loss	(105)	(63)	(222)	86
Income (loss) from continuing operations before income taxes	$(142)	$(47)	$(1,576)	$(6)

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

	Three Months Ended September 30,
	2011			2010
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$253	$545	$798	$626	$501	$1,127
Canada	—	—	—	674	—	674
Greece	61	104	165	237	98	335
Indonesia	62	165	227	—	155	155
South Africa	58	174	232	164	141	305
Other	1,487	1,361	2,848	1,649	1,215	2,864
Total revenues	$1,921	$2,349	$4,270	$3,350	$2,110	$5,460

	Nine Months Ended September 30,
	2011			2010
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$811	$1,658	$2,469	$2,008	$1,500	$3,508
Canada	395	—	395	674	—	674
Greece	396	354	750	1,512	289	1,801
Indonesia	756	491	1,247	2,193	279	2,472
South Africa	782	470	1,252	318	455	773
Other	4,039	4,017	8,056	4,911	3,463	8,374
Total revenues	$7,179	$6,990	$14,169	$11,616	$5,986	$17,602

	September 30,	December 31,
	2011	2010
Long-lived assets, net
United States	$104	$139
United Kingdom	16,873	17,240
Other	113	166
	$17,090	$17,545

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2011 or December 31, 2010.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2011 or December 31, 2010.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2011 or December 31, 2010.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2011 or December 31, 2010.

In relation to the acquisitions of Evolving Systems U.K., TSE and CMS, we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2011 or December 31, 2010.

(b)           Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,500 as of September 30, 2011 and December 31, 2010, respectively. We recorded $2,500 and $7,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2011 and 2010, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, on an as-needed basis. We recorded approximately $2,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2011. We had no obligations in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 under this agreement.

NOTE 14 — SUBSEQUENT EVENTS

On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.0 million in total, payable January 3, 2012, to stockholders of record December 12, 2011.

Through November 10, 2011, we sold long-term investments which were held on our Condensed Consolidated Balance Sheets as of September 30, 2011 at approximately $3.9 million. The investments were sold for approximately $4.1 million and we will record the related gain on sale in the fourth quarter of 2011.

We evaluated our September 30, 2011 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the interim consolidated financial statements.

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

RECENT DEVELOPMENTS

During the third quarter of 2011, we completed the Asset Sale of the Numbering Business to NeuStar, Inc. The Numbering Business is reflected in these interim consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 9, Discontinued Operations, for more information regarding the Asset Sale.

Consolidated revenue decreased to $4.3 million and $14.2 million from $5.5 million and $17.6 million for three and nine months ended September 30, 2011 and 2010, respectively. The decrease in revenue for both periods is due to lower license and services revenue from both DSA and TSA, partially offset by higher customer support revenue.

Our twelve month backlog increased to $10.3 million as of September 30, 2011, compared to $7.5 million as of September 30, 2010.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010	2011 vs. 2010
Revenue	$190	$586
Costs of revenue and operating expenses	154	601
Operating income (loss)	$36	$(15)

The net effect of our foreign currency translations for the three months ended September 30, 2011 was a $0.2 million increase in revenue and a $0.2 million increase in operating expenses versus the three months ended September 30, 2010. The net effect of our foreign currency translations for the nine months ended September 30, 2011 was a $0.6 million increase in revenue and a $0.6 million increase in operating expenses versus the nine months ended September 30, 2010.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
License fees and services	45%	61%	51%	66%
Customer support	55%	39%	49%	34%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	25%	26%	25%	25%
Costs of customer support, excluding depreciation and amortization	10%	11%	13%	11%
Sales and marketing	38%	28%	35%	28%
General and administrative	20%	20%	20%	20%
Product development	15%	12%	13%	11%
Depreciation	2%	2%	2%	1%
Amortization	2%	3%	3%	3%
Restructuring	—	—	4%	—
Total costs of revenue and operating expenses	112%	102%	115%	99%

Income (loss) from operations	(12)%	(2)%	(15)%	1%

Other income (expense)
Interest income	6%	0%	2%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Foreign currency exchange gain (loss)	3%	1%	2%	(0)%
Other income (expense), net	9%	1%	4%	(1)%

Income (loss) from continuing operations before income taxes	(2)%	(1)%	(11)%	0%
Income tax expense (benefit)	9%	(0)%	(12)%	0%
Income (loss) from continuing operations	(11)%	(1)%	1%	0%
Income from discontinued operations, net of tax	439%	30%	242%	24%
Net income	427%	29%	244%	24%

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

Revenue for the three months ended September 30, 2011 and 2010 was $4.3 million and $5.5 million, respectively. Revenue for the nine months ended September 30, 2011 and 2010 was $14.2 million and $17.6 million, respectively. Decreased revenue in both periods is primarily due to decreased license and services revenue from our DSA and TSA products partially offset by increased customer support revenue.

License Fees and Services

License fees and services revenue decreased $1.4 million, or 43%, to $1.9 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

License fees and services revenue decreased $4.4 million, or 38%, to $7.2 million for the nine months ended September 30, 2011 from $11.6 million for the nine months ended September 30, 2010.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

Customer Support

Customer support revenue increased $0.2 million, or 11%, to $2.3 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010. The growth in customer support revenue is due to increased revenue from DSA and TSA as our installed customer base continues to grow.

Customer support revenue increased $1.0 million, or 17%, to $7.0 million for the nine months ended September 30, 2011 from $6.0 million for the nine months ended September 30, 2010.  The growth in customer support revenue is due to increased revenue from DSA and TSA as our installed customer base continues to grow.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.5 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. Costs of revenue, excluding depreciation and amortization, were $5.4 million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.3 million, or 22%, to $1.1 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010.  The decrease in costs is primarily from lower headcount, software, subcontractor and partner costs, which are all related to the decreased revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 57% for the three months ended September 30, 2011 from 42% for the three months ended September 30, 2010.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $1.0 million, or 23%, to $3.5 million for the nine months ended September 30, 2011 from $4.5 million for the nine months ended September 30, 2010.  The decrease in costs is primarily from lower software, subcontractor and partner costs as well as lower incentive compensation and travel expense, which are all related to the decreased revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 49% for the nine months ended September 30, 2011 from 39% for the nine months ended September 30, 2010.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period partially offset by the aforementioned decreased costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.2 million, or 32%, to $0.4 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010.  The decrease in costs is related to fewer hours spent on support projects during the quarter. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 18% for the three months ended September 30, 2011 from 29% for the three months ended September 30, 2010. The decrease in costs as a percentage of revenue is due primarily to the aforementioned decrease in costs along with the increased revenue during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 3%, to $1.8 million for the nine months ended September 30, 2011 from $1.9 million for the nine months ended September 30, 2010.  The decrease in costs is related to fewer hours spent on support projects during the period. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 26% for the nine months ended September 30, 2011 from 32% for the nine months ended September 30, 2010.  The decrease in costs of customer support as a percentage of customer support revenue is primarily the result of increased revenue.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.1 million, or 6%, to $1.6 million for the three months ended September 30, 2011 from $1.5 million for the three months ended September 30, 2010.  The increase in costs is related to minor increases in several expense categories. As a percentage of total revenue, sales and marketing expenses increased to 38% for the three months ended September 30, 2011 from 28% for the three months ended September 30, 2010. The increase in sales and marketing costs as a percentage of revenue is primarily due to decreased revenue during the period.

Sales and marketing expenses increased $0.1 million, or 1%, to $4.9 million for the nine months ended September 30, 2011 from $4.8 million for the nine months ended September 30, 2010. The increase in costs is related to minor increases in several expense categories.  As a percentage of total revenue, sales and marketing expenses increased to 35% for the nine months ended September 30, 2011 from 28% for the nine months ended September 30, 2010. The increase in sales and marketing costs as a percentage of revenue is primarily due to decreased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.2 million, or 21%, to $0.9 million from $1.1 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in costs is primarily due to lower equity compensation and lower professional fees. As a percentage of revenue, general and administrative expenses remained at 20% for the three months ended September 30, 2011 and 2010.

General and administrative expenses decreased $0.7 million, or 20%, to $2.8 million from $3.5 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in costs is primarily due to lower incentive compensation, equity compensation expense and lower professional fees. As a percentage of total revenue, general and administrative expenses for the nine months ended September 30, 2011 and 2010 remained at 20%.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.1 million, or 16%, to $0.6 million from $0.7 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in costs is primarily related to lower headcount related costs and lower travel costs. As a percentage of revenue, product development expenses for the three months ended September 30, 2011 and 2010, increased to 15% from 12%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Product development expenses remained at $1.9 million for the nine months ended September 30, 2011 and 2010.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2011 and 2010, increased to 13% from 11%, respectively.  The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended September 30, 2011 and 2010. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2011 and 2010, remained at 1%.

Depreciation expense remained at $0.3 million for the nine months ended September 30, 2011 and 2010. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2011 and 2010, increased to 2% from 1%, respectively. The increase in expenses and as a percentage of revenue is due to the decrease in revenue.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense decreased $0.1 million, or 41%, to $0.1 million from $0.2 million for the three months ended September 30, 2011and 2010, respectively. As a percentage of total revenue, amortization expense for the three months ended September 30, 2011 and 2010, decreased to 2% from 3%, respectively. The decrease in amortization expense and as a percentage of revenue is due to some intangible assets becoming fully amortized during the second quarter of 2011.

Amortization expense remained at $0.5 million for the nine months ended September 30, 2011 and 2010. As a percentage of total revenue, amortization expense for the nine months ended September 30, 2011 and 2010, remained at 3%.

Restructuring

There were no restructuring expenses during the three months ended September 30, 2011 or 2010. Restructuring expense of $0.6 million was recorded for nine months ended September 30, 2011, all of which was recorded during the second quarter of 2011. There was no restructuring expense during the nine months ended September 30, 2010.

Interest Income

Interest income is primarily related to interest earned on investments and interest bearing bank accounts.  Interest income was $0.3 million and $6,000 for the three months ended September 30, 2011 and 2010, respectively. The increase is primarily due to proceeds of the Asset Sale which were invested in corporate debt securities.

Interest income was $0.3 million and $10,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily due to proceeds of the Asset Sale which were invested in corporate debt securities.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense was $1,000 and $20,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease of $19,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Interest expense was $14,000 and $81,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease of $67,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $0.1 million for the three months ended September 30, 2011 and 2010 and $0.2 million and ($0.1) million for the nine months ended September 30, 2011 and 2010, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Accumulated other comprehensive loss increased to $4.5 million as of September 30, 2011 compared to $3.7 million as of December 31, 2010. The increase is related primarily to net unrealized losses related to long-term corporate debt securities.

Income Taxes

We recorded net income tax expense (benefit) of $0.4 million and ($4,000) for the three months ended September 30, 2011 and 2010, respectively.  The net expense during the three months ended September 30, 2011 consisted of current income tax expense of $0.2 million and a deferred tax expense of $0.2 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income taxes related to our operations in India. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax expense was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset of approximately $0.3 million, which occurred in the second quarter of 2011. The deferred tax expense was net of a tax benefit related to intangible assets from our U.K.-based operations. The net benefit during the three months ended September 30, 2010 consisted of a current income tax expense of $59,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate of (266%) for the three months ended September 30, 2011 was increased from an effective tax rate of 9% for the three months ended September 30, 2010.  This increase in our effective tax rate relates principally to the adjustment of the allocation of deferred tax expense between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset and the valuation allowance which was placed on foreign tax credits in the U.K.

We recorded net income tax expense (benefit) of ($1.7 million) and $2,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net benefit during the nine months ended September 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $2.1 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was related primarily to the release of our valuation allowance on our domestic deferred tax asset during the second quarter of 2011. The deferred tax asset was primarily from NOL’s of approximately $45 million. We also had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize MAT payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense of $2,000 during the nine months ended September 30, 2010 consisted of income tax expense of $0.1 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate of 109% for the nine months ended September 30, 2011 was increased from an effective tax rate of 33% for the nine months ended September 30, 2010.  This increase in our effective tax rate relates principally to the release of the valuation allowance on our domestic tax asset.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2011 and December 31, 2010, this component of the deferred tax liability was $0.2 million and $0.3 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we have determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business and both historical results and projections of profitability for the reasonably foreseeable future periods. We maintained a valuation allowance on some deferred tax assets related to certain state NOL’s as we believe we may not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $15.4 million, of which $13.8 million was allocated to discontinued operations. This allocation was based on projecting how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $2.7 million of deferred tax assets as of September 30, 2011, were comprised of the following:

Deferred tax assets:
Net operating loss carryforwards	$2,958
Research & Development Credits	841
AMT/MAT credit	1,084
Stock Compensation	698
Unrealized losses on investments	445
Depreciable assets	143
Accrued liabilities and reserves	147
Total deferred tax assets	6,316

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,048)
Intangibles	(179)
Total deferred tax liability	(1,227)

Net deferred tax assets, before valuation allowance	$5,089
Valuation allowance	(2,392)
Net deferred tax assets	$2,697

Discontinued Operations

The amount reported as discontinued operations for the three and nine months ended September 30, 2011 and 2010 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$3,784	$6,490	$11,101

Income before income tax	$—	$1,745	$2,724	$4,884
Income tax expense	—	126	21	686
Gain on sale of discontinued operations, net of income tax	18,724	—	31,600	—
Income from discontinued operations, net of income tax	$18,724	$1,619	$34,303	$4,198

FINANCIAL CONDITION

Our working capital position increased $16.1 million to $27.9 million as of September 30, 2011 from $11.8 million as of December 31, 2010.  The majority of the increase in working capital is related to the Asset Sale.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2011, our principal source of liquidity was $29.6 million in cash and cash equivalents and $3.0 million in contract receivables, net of allowances.

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $5.3 million and $6.6 million, respectively.  The decrease in cash provided by operating activities for the nine months ended September 30, 2011 was due to the increase in our benefit from income taxes, which was related to the release of our NOL valuation allowance during the second quarter of 2011.  Without this non-cash tax benefit, our profitability would have been lower. Net cash provided by (used in) continuing operating activities was ($1.3) million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash provided by continuing operating activities for the nine months ended September 30, 2011 was primarily due to the increase in our benefit from income taxes, which was related to the release of our NOL valuation allowance during the second quarter of 2011.

Net cash provided by (used in) investing activities during each of the nine months ended September 30, 2011 and 2010 was $15.4 million and ($0.3) million, respectively.  The increase in cash provided by investing activities for the nine months ended September 30, 2011 versus 2010 was related to the Asset Sale partially offset by the purchase of investments. Net cash provided by (used in) continuing investing activities was $15.4 million and ($0.3) million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided by investing activities of continuing operations for the nine months ended September 30, 2011 versus 2010 was related to the Asset Sale partially offset by the purchase of investments.

Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was $1.8 million and $1.0 million, respectively.  The increase in cash used in financing activities is primarily due to common stock cash dividends paid in 2011 and the purchase of treasury stock. Net cash used in financing activities of continuing operations was also $1.8 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2011 of $29.6 million;

•                                                Our working capital balance of $27.9 million;

•                                                Our investment balance of $20.7 million at September 30, 2011;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $.05 per share for the first three quarters of 2011, the special cash dividend of $2.00 per share and the possibility of future dividends;

•                                                Our treasury share purchases and the possibility of future purchases;

•                                                Our backlog as of September 30, 2011 of approximately $10.3 million, including $5.9 million in license fees and services and $4.4 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2011 and 2010, the effect of exchange rate changes resulted in a $0.1 million decrease and a $0.1 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Market Risks

Our exposure to market risk relates primarily to our investment portfolio. Any significant future declines in their market values could have a material adverse affect our financial condition and operating results. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. Our investment policy requires investments to be rated B- or better. Marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

As of September 30, 2011, we had approximately $20.7 million in long-term investments.  Approximately 77% of our corporate debt security investments are concentrated within the senior secured notes of a single issuer.  Any significant adverse developments in that issuer’s business, industry, operations or financial condition could have a disproportionately adverse impact on the value of our investment, our receipt of interest and principal payments under the notes, or our financial condition and operating results.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2011	2010
Spot rates:
British pound sterling	0.63987	0.64638
Indian rupee	49.75124	45.55809

	Three Months Ended September 30,		Nine Months Ended September 30,
Average rates:	2011	2010	2011	2010
British pound sterling	0.62056	0.64552	0.61938	0.65258
Indian rupee	46.19904	46.63700	45.79272	46.13421

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

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 8, 2011, except with respect to the following:

Dividends - Our Board of Directors has declared quarterly cash dividends of $.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Investment Concentration - As of September 30, 2011, we had approximately $20.7 million in long-term investments.  Approximately 77% of our corporate debt security investments are concentrated within the senior secured notes of a single issuer. Any significant future declines in the market values of that issuer’s senior secured debt or common stock, or any significant adverse developments in that issuer’s business, industry, operations or financial condition could materially adversely affect the value of our investment, the issuer’s ability to repay its obligations under the notes, or our financial condition and operating results. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our long-term investments could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.  If the issuer defaults on its obligations under the notes, the guarantors may be unable to repay the amounts due and the collateral securing the notes may have insufficient value to allow us to obtain a return of our investment in the notes.  Because a large percentage of our investments is concentrated in the debt securities of a single issuer, adverse events affecting that issuer are likely to have a greater negative impact on us, including a greater risk of loss of our investment, than would occur if our investments were diversified among a larger group of issuers or securities.  The senior secured notes are not publicly traded and the issuer has no obligation to register the notes for resale.  As a result, we may not be able to resell the notes at a favorable price, or at all, if and when we wish to do so.

Long Sales Cycle - Our TSA and DSA sales opportunities in any given quarter usually include a few high value opportunities. Due to our long sales cycle and the possibility of customer purchasing delays, some opportunities may slip into a subsequent quarter. Consequently, after the Asset Sale of the Numbering Business, we are a smaller company and sales fluctuations could have a material impact on our revenue and profitability on a quarter-to-quarter basis.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 — Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference).

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*                 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	/s/ BRIAN R. ERVINE
Brian R. Ervine
Executive Vice President,
Chief Financial and Administrative Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)