Form 10-Q/A
period 2011-06-30
EVOLVING SYSTEMS INC
filed 2012-03-30
CIK 1052054

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for the quarterly period ended June 30, 2011 is to restate our consolidated financial statements as of June 30, 2011and for the  three and six months ended June 30, 2011, and the related disclosures, as described in Note 1 to the Consolidated Financial Statements. Additional information regarding our decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on March 30, 2012.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I — Item 1 — Financial Statements

Part II — Item II — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

As of June 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we determined it was more likely than not that we would realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  The effect of the removal of the valuation allowance was a benefit of $15.4 million, of which $13.5 million was allocated to discontinued operations.

Included in the net operating losses were amounts related to share-based compensation which are governed by Accounting Standards Codification (“ASC”) Topic 718 (previously Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123(R)”). The guidance in ASC Topic 718 states that deductions for excess tax benefits attributable to periods prior to the implementation of SFAS 123(R) should not be recognized until the benefit is realized and reduces income taxes payable. We have concluded that $3.9 million of this valuation allowance reversal should not have occurred as the benefit has not been realized as of June 30 2011.  The following condensed consolidated financial statements reflect the correction of this error.

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q/A

June 30, 2011

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 (Restated) and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 (Restated) and 2010 (Unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2011 (Unaudited) (Restated)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (Restated) and 2010 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2011	2010
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,269	$10,801
Contract receivables, net of allowance for doubtful accounts of $22 and $520 at June 30, 2011 and December 31, 2010, respectively	2,979	5,502
Unbilled work-in-progress	1,452	1,519
Deferred income taxes	12,193	—
Prepaid and other current assets	1,105	1,251
Current assets of discontinued operations	1,738	7,374
Total current assets	35,736	26,447
Property and equipment, net	530	625
Amortizable intangible assets, net	807	1,123
Goodwill	16,359	15,797
Long-term restricted cash	53	50
Long-term deferred income taxes	—	—
Other long-term assets	1	2
Long-term assets of discontinued operations	6,649	6,407
Total assets	$60,135	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$22	$13
Accounts payable and accrued liabilities	4,283	3,586
Dividends payable	548	532
Deferred income taxes	23	21
Unearned revenue	1,518	2,863
Current liabilities of discontinued operations	5,708	7,620
Total current liabilities	12,102	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	—	4
Deferred income taxes	—	51
Long-term liabilities of discontinued operations	—	4
Total liabilities	12,102	14,694

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,006,977 shares issued and 10,884,926 outstanding as of June 30, 2011 and 10,651,431 shares issued and outstanding as of December 31, 2010	11	11
Additional paid-in capital	88,560	87,435
Treasury stock, 122,051, and shares as of June 30, 2011 and December 31, 2010, respectively, at cost	(849)	—
Accumulated other comprehensive loss	(2,968)	(3,704)
Accumulated deficit	(36,721)	(47,985)
Total stockholders’ equity	48,033	35,757
Total liabilities and stockholders’ equity	$60,135	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)
REVENUE
License fees and services	$2,053	$4,070	$5,258	$8,265
Customer support	2,392	1,918	4,641	3,877
Total revenue	4,445	5,988	9,899	12,142

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,193	1,454	2,427	3,137
Costs of customer support, excluding depreciation and amortization	733	594	1,419	1,268
Sales and marketing	1,458	1,618	3,309	3,328
General and administrative	858	1,212	1,960	2,441
Product development	555	660	1,234	1,209
Depreciation	67	81	133	158
Amortization	181	166	359	340
Restructuring	569	—	569	—
Total costs of revenue and operating expenses	5,614	5,785	11,410	11,881

Income (loss) from operations	(1,169)	203	(1,511)	261

Other income (expense)
Interest income	6	1	14	4
Interest expense	(1)	(22)	(13)	(61)
Foreign currency exchange gain (loss)	7	(107)	117	(149)
Other income (expense), net	12	(128)	118	(206)

Income (loss) from continuing operations before income taxes	(1,157)	75	(1,393)	55
Income tax expense (benefit)	(125)	8	(217)	6
Income (loss) from continuing operations	(1,032)	67	(1,176)	49
Income from discontinued operations, net of tax	12,449	1,375	13,526	2,565
Net income	$11,417	$1,442	$12,350	$2,614

Basic income (loss) per common share - continuing operations	$(0.10)	$0.01	$(0.11)	$0.00

Diluted income (loss) per common share - continuing operations	$(0.10)	$0.01	$(0.11)	$0.00

Basic income per common share - discontinued operations	$1.15	$0.14	$1.25	$0.26

Diluted income per common share - discontinued operations	$1.11	$0.13	$1.21	$0.24

Basic income per common share - net income	$1.05	$0.14	$1.14	$0.26

Diluted income per common share - net income	$1.02	$0.13	$1.10	$0.24

Cash dividend declared per common share	$0.05	$0.05	$0.10	$0.05

Weighted average basic shares outstanding	10,833	10,050	10,793	10,022
Weighted average diluted shares outstanding	11,201	10,753	11,212	10,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

(restated)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	349,299	—	767	—	—	—	767
Common Stock issued pursuant to the Employee Stock Purchase Plan	2,653	—	17	—	—	—	17
Stock-based compensation expense	—	—	341	—	—	—	341
Restricted stock issuance, net of cancellations	3,594	—	—	—	—	—	—
Treasury stock	(122,051)	—	—	(849)	—	—	(849)
Common stock cash dividends	—	—	—	—	—	(1,086)	(1,086)
Comprehensive income:
Net income	—	—	—	—	—	12,350
Foreign currency translation adjustment	—	—	—	—	736	—
Comprehensive income							13,086
Balance at June 30, 2011	10,884,926	$11	$88,560	$(849)	$(2,968)	$(36,721)	$48,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,350	$2,614
Less: Income from discontinued operations	13,526	2,565
Income (loss) from continuing operations	(1,176)	49
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	133	158
Amortization of intangible assets	359	340
Amortization of debt issuance costs	11	45
Stock-based compensation	322	479
Unrealized foreign currency transaction (gains) and losses, net	(117)	149
Benefit from deferred income taxes	(821)	(125)
Change in operating assets and liabilities:
Contract receivables	2,787	700
Unbilled work-in-progress	131	(1,694)
Prepaid and other assets	160	330
Accounts payable and accrued liabilities	643	271
Unearned revenue	(1,454)	(1,354)
Net cash provided by (used in) operating activities of continuing operations	978	(652)
Net cash provided by operating activities of discontinued operations	5,987	6,088
Net cash provided by operating activities	6,965	5,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58)	(259)
Restricted cash	(3)	—
Net cash used in investing activities of continuing operations	(61)	(259)
Net cash used in investing activities of discontinued operations	(345)	(40)
Net cash used in investing activities	(406)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(6)	(6)
Principal payments on long-term debt	—	(1,811)
Common stock cash dividends	(1,070)	—
Purchase of treasury stock	(849)	—
Proceeds from the issuance of stock	784	590
Net cash used in financing activities of continuing operations	(1,141)	(1,227)
Net cash used in financing activities of discontinued operations	(4)	(5)
Net cash used in financing activities	(1,145)	(1,232)

Effect of exchange rate changes on cash	54	(100)

Net increase in cash and cash equivalents	5,468	3,805
Cash and cash equivalents at beginning of period	10,801	5,369
Cash and cash equivalents at end of period	$16,269	$9,174

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$2	$18
Income taxes paid	89	17
Common stock cash dividend declared	548	502
Property and equipment purchased and included in accounts payable	11	—

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

Restatement of Prior Financial Information

As of June 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  The effect of the removal of the valuation allowance was a benefit of $15.4 million, of which $13.5 million was allocated to discontinued operations.

Included in the net operating losses were amounts related to share-based compensation which are governed by Accounting Standards Codification (“ASC”) Topic 718 (previously SFAS 123(R)). The guidance in ASC Topic 718 states that deductions for excess tax benefits attributable to periods prior to the implementation of SFAS 123(R) should not be recognized until the benefit is realized and reduces income taxes payable. We have concluded that $3.9 million of this valuation allowance reversal should not have occurred as the benefit has not been realized as of June 30 2011.  The condensed consolidated financial statements for the applicable periods have been restated to properly reflect the correction of this error.

As a result of this change, our financial statement line items have been restated as follows (in thousands, except per share data):

Condensed Consolidated Balance Sheets

	As of June 30, 2011
	As reported	Adjustments	Restated
ASSETS
Deferred income taxes	$13,716	$(1,523)	$12,193
Total current assets	$37,259	$(1,523)	$35,736
Long-term deferred income taxes	$2,372	$(2,372)	$—
Total assets	$64,030	$(3,895)	$60,135

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(32,826)	$(3,895)	$(36,721)
Total stockholders’ equity	$51,928	$(3,895)	$48,033
Total liabilities and stockholders’ equity	$64,030	$(3,895)	$60,135

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2011
	As reported	Adjustments	Restated
Income tax expense (benefit)	$(2,008)	$1,883	$(125)
Income (loss) from continuing operations	$851	$(1,883)	$(1,032)
Income from discontinued operations, net of tax	$14,461	$(2,012)	$12,449
Net income	$15,312	$(3,895)	$11,417

Basic income (loss) per common share - continuing operations	$0.08	$(0.18)	$(0.10)
Diluted income (loss) per common share - continuing operations	$0.08	$(0.18)	$(0.10)

Basic income per common share - discontinued operations	$1.33	$(0.18)	$1.15
Diluted income per common share - discontinued operations	$1.29	$(0.18)	$1.11

Basic income per common share - net income	$1.41	$(0.36)	$1.05
Diluted income per common share - net income	$1.37	$(0.35)	$1.02

Condensed Consolidated Statements of Operations

	For the Six Months Ended June 30, 2011
	As reported	Adjustments	Restated
Income tax expense (benefit)	$(2,100)	$1,883	$(217)
Income (loss) from continuing operations	$707	$(1,883)	$(1,176)
Income from discontinued operations, net of tax	$15,538	$(2,012)	$13,526
Net income	$16,245	$(3,895)	$12,350

Basic income (loss) per common share - continuing operations	$0.07	$(0.18)	$(0.11)
Diluted income (loss) per common share - continuing operations	$0.06	$(0.17)	$(0.11)

Basic income per common share - discontinued operations	$1.44	$(0.19)	$1.25
Diluted income per common share - discontinued operations	$1.39	$(0.18)	$1.21

Basic income per common share - net income	$1.51	$(0.37)	$1.14
Diluted income per common share - net income	$1.45	$(0.35)	$1.10

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	As of June 30, 2011
	As reported	Adjustments	Restated
Net income	$16,245	$(3,895)	$12,350
Comprehensive income	$16,981	$(3,895)	$13,086
Total stockholder’s equity	$51,928	$(3,895)	$48,033

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2011
	As reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,245	$(3,895)	$12,350
Income from discontinued operations	$15,538	$(2,012)	$13,526
Income (loss) from continuing operations	$707	$(1,883)	$(1,176)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Benefit from deferred income taxes	$(2,581)	$1,760	$(821)
Net cash provided by operating activities of continuing operations	$1,101	$(123)	$978
Net cash provided by operating activities of discontinued operations	$5,864	$123	$5,987
Net cash provided by operating activities	$6,965	$—	$6,965

Net increase in cash and cash equivalents	$5,468	$—	$5,468
Cash and cash equivalents at beginning of period	$10,801	$—	$10,801
Cash and cash equivalents at end of period	$16,269	$—	$16,269

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage-of-completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

Foreign Currency – Our functional currency is the U.S. dollar.  The functional currency of our foreign operations is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the consolidated statements of operations in the period in which they occur.

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

Income Taxes – We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)
Basic income (loss) per share:
Income (loss) from continuing operations	$(1,032)	$67	$(1,176)	$49
Income from discontinued operations, net of tax	$12,449	$1,375	$13,526	$2,565
Net income	$11,417	$1,442	$12,350	$2,614

Basic weighted average shares outstanding	10,833	10,050	10,793	10,022

Basic income (loss) per share:
Continuing operations	$(0.10)	$0.01	$(0.11)	$—
Discontinued operations	$1.15	$0.14	$1.25	$0.26
Net income	$1.05	$0.14	$1.14	$0.26

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1,032)	$67	$(1,176)	$49
Income from discontinued operations, net of tax	$12,449	$1,375	$13,526	$2,565
Net income	$11,417	$1,442	$12,350	$2,614

Weighted average shares outstanding	10,833	10,050	10,793	10,022
Effect of dilutive securities — options	368	703	419	651
Diluted weighted average shares outstanding	11,201	10,753	11,212	10,673

Diluted income (loss) per share:
Continuing operations	$(0.10)	$0.01	$(0.11)	$—
Discontinued operations	$1.11	$0.13	$1.21	$0.24
Net income	$1.02	$0.13	$1.10	$0.24

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

For the three and six months ended June 30, 2011, continuing operations excludes 0.4 million shares from the diluted share calculation as they were anti-dilutive as a result of the net loss.

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

NOTE 6 — INCOME TAXES

We recorded net income tax expense (benefit) of ($0.1 million) and $8,000 for the three months ended June 30, 2011 and 2010, respectively.  The net benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.5 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period and a tax benefit related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2010 consisted of current income tax expense of $79,000 and a deferred tax benefit of $71,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of ($0.2 million) and $6,000 for the six months ended June 30, 2011 and 2010, respectively.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.7 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense of $6,000 during the six months ended June 30, 2010 consisted of income tax expense of $0.1 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

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

As of June 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we have determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business. We maintained a valuation allowance on the remainder of our deferred tax assets related to NOL’s as we believe we may not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $11.5 million, all of which was allocated to discontinued operations. This allocation was based on projecting how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $12.2 million of deferred tax assets as of June 30, 2011, were comprised of the following:

(restated)
Deferred tax assets:
Net operating loss carryforwards	$15,754
Research and development credits	841
AMT/MAT credits	374
Stock compensation	676
Depreciable assets	449
Intangibles	244
Accrued liabilities and reserves	154
Total deferred tax assets	$18,492

Deferred tax liabilities
Undistributed foreign earnings	$(1,049)
Total deferred tax liability	$(1,049)

Net deferred tax assets, before valuation allowance	$17,443
Valuation allowance	(5,273)
Net deferred tax assets	$12,170

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

Summary results of operations of the Numbering Business for the three months and six months ended June 30, 2011 and 2010, respectively, and components of the net gain on the transaction were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)
Revenues	$3,383	$3,761	$6,490	$7,317

Income before income tax	$1,625	$1,685	$2,683	$3,120
Income tax expense (benefit)	(11,356)	310	(11,525)	555
Loss on sale of discontinued operations, net of income tax	(532)	—	(682)	—
Income from discontinued operations, net of income tax	$12,449	$1,375	$13,526	$2,565

The loss on sale of discontinued operations of $0.5 million and $0.7 million for the three and six months ended June 30, 2011, respectively, represent transaction expenses that were expensed as incurred. There have been no allocations of corporate interest or general and administrative expenses to discontinued operations. The income tax benefit of $11.4 million for the three months ended June 30, 2011, was comprised of a tax benefit of $11.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.2 million related to the Numbering Business. The income tax benefit of $11.5 million for the six months ended June 30, 2011, was comprised of a tax benefit of $11.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.1 million related to the Numbering Business.

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

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)		(restated)
REVENUE
License fees and services	46%	68%	53%	68%
Customer support	54%	32%	47%	32%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	27%	24%	25%	26%
Costs of customer support, excluding depreciation and amortization	16%	10%	14%	10%
Sales and marketing	33%	27%	33%	27%
General and administrative	19%	20%	20%	20%
Product development	12%	11%	12%	10%
Depreciation	2%	1%	1%	1%
Amortization	4%	3%	4%	3%
Restructuring	13%	—	6%
Total costs of revenue and operating expenses	126%	97%	115%	98%

Income (loss) from operations	(26)%	3%	(15)%	2%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(1)%
Foreign currency exchange gain (loss)	0%	(2)%	1%	(1)%
Other income (expense), net	0%	(2)%	1%	(2)%

Income (loss) from continuing operations before income taxes	(26)%	1%	(14)%	0%
Income tax expense (benefit)	(3)%	0%	(2)%	0%
Income (loss) from continuing operations	(23)%	1%	(12)%	0%
Income from discontinued operations, net of tax	280%	23%	137%	21%
Net income	257%	24%	125%	21%

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

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense remained at $0.2 million for the three months ended June 30, 2011 and 2010. As a percentage of total revenue, amortization expense for the three months ended June 30, 2011 and 2010, increased to 4% from 3%, respectively. The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

Amortization expense remained at $0.3 million for the six months ended June 30, 2011 and 2010. As a percentage of total revenue, amortization expense for the six months ended June 30, 2011 and 2010, increased to 4% from 3%, respectively. The increase in expenses and as a percentage of revenue is primarily due to the decrease in revenue.

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

Income Taxes

We recorded net income tax expense (benefit) of ($0.1 million) and $8,000 for the three months ended June 30, 2011 and 2010, respectively.  The net benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.5 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period and a tax benefit related to intangible assets from our U.K.-based operations. The net expense during the three months ended June 30, 2010 consisted of current income tax expense of $79,000 and a deferred tax benefit of $71,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of ($0.2 million) and $6,000 for the six months ended June 30, 2011 and 2010, respectively.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.7 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.We also had a tax benefit related to intangible assets from our U.K.-based operations. The net expense of $6,000 during the six months ended June 30, 2010 consisted of income tax expense of $0.1 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate was 11% for the three months ended June 30, 2011 and 2010.

Our effective tax rate of 16% for the six months ended June 30, 2011 was increased from an effective tax rate of 11% for the six months ended June 30, 2010.  This increase in our effective tax rate relates principally to the release of our valuation allowance on our tax asset from our Indian operations.

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

As of June 30, 2011, we removed the majority of the valuation allowance on our domestic net deferred tax asset as we have determined it is more likely than not that we will realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered the projected gain on the sale of our Numbering Business. We maintained a valuation allowance on our remaining deferred tax assets related to NOL’s as we believe we may not be able to utilize those deferred tax assets. The effect of the removal of the valuation allowance was a benefit of $11.5 million, all of which was allocated to discontinued operations. This allocation was based on projecting how much of the NOL’s would be used by our continuing operations, with the remaining value allocated to discontinued operations. The $12.2 million of deferred tax assets as of June 30, 2011, were comprised of the following:

(restated)
Deferred tax assets:
Net operating loss carryforwards	$15,754
Research and development credits	841
AMT/MAT credits	374
Stock compensation	676
Depreciable assets	449
Intangibles	244
Accrued liabilities and reserves	154
Total deferred tax assets	$18,492

Deferred tax liabilities
Undistributed foreign earnings	$(1,049)
Total deferred tax liability	$(1,049)

Net deferred tax assets, before valuation allowance	$17,443
Valuation allowance	(5,273)
Net deferred tax assets	$12,170

Discontinued Operations

The amount reported as discontinued operations for the three and six months ended June 30, 2011 and 2010 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(restated)		(restated)
	2011	2010	2011	2010
Revenues	$3,383	$3,761	$6,490	$7,317

Income before income tax	$1,625	$1,685	$2,683	$3,120
Income tax expense (benefit)	(11,356)	310	(11,526)	555
Loss on sale of discontinued operations, net of income tax	(532)	—	(682)	—
Income from discontinued operations, net of income tax	$12,449	$1,375	$13,526	$2,565

FINANCIAL CONDITION

Our working capital position increased $11.8 million to $23.6 million as of June 30, 2011 from $11.8 million as of December 31, 2010.  The majority of the increase in working capital is related to the release of our valuation allowance on our domestic deferred tax asset.

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

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $7.0 million and $5.4 million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2011 was due to improved working capital principally related to our contract receivables.  Net cash provided (used) by continuing operating activities was $1.0 million and ($0.7) million for the six months ended June 30, 2011 and 2010, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2011 was due to improved working capital principally related to our contract receivables, partially offset by changes in unbilled work-in-progress.

Net cash used in investing activities during each of the six months ended June 30, 2011 and 2010 was $0.4 and $0.3 million, respectively.  The increase in cash used for the six months ended June 30, 2011 versus 2010 was related to an increase in purchases of property and equipment. Net cash used in continuing investing activities was $0.1 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in cash used in investing activities is due to lower purchases of property and equipment during the six months ended June 30, 2011.

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

•                                                Our working capital balance of $23.6 million;

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Form 10-Q for the quarter ended June 30, 2011 was filed on August 12, 2011, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management, including the Chief Executive Officer and Vice President of Finance, as a consequence of the restatement of certain historical financial results described below, concluded that there was a material weakness in our internal control over financial reporting such that our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2011. Management’s conclusion was based upon a determination that the Company’s internal control over accounting for income taxes was materially deficient. The principal factors contributing to the material weakness were a lack of income tax expertise and a lack of detail in the documentation of our deferred tax assets. The Company is implementing enhancements to its internal controls over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These steps include continuing and increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets. Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our Condensed Consolidated Financial Statements included in this Form 10-Q/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatement of certain of our historical financial results see Note 1 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q/A for the quarter ended June 30, 2011.

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

Date: March 30, 2012	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President, Finance & Administration
(Principal Financial and Accounting Officer)