Form 10-Q/A
period 2011-09-30
EVOLVING SYSTEMS INC
filed 2012-03-30
CIK 1052054

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for the quarterly period ended September 30, 2011 is to restate our consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011, and the related disclosures, as described in Note 1 to the Consolidated Financial Statements. Additional information regarding our decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on March 30, 2012.

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

Included in the net operating losses were amounts related to share-based compensation which are governed by Accounting Standards Codification (“ASC”) Topic 718 (previously Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123(R)”). The guidance in ASC Topic 718 states that deductions for excess tax benefits attributable to periods prior to the implementation of SFAS 123(R) should not be recognized until the benefit is realized and reduces income taxes payable. We have concluded that $3.9 million of this valuation allowance reversal during the quarter ended June 30, 2011 should not have occurred as the benefit has not been realized as of June 30, 2011.  During the quarter ended September 30, 2011, we completed the sale of our Numbering business and a change in the estimated taxable gain caused the valuation allowance to be reduced. This reduction in valuation allowance is recorded as an addition to additional paid-in-capital. The following condensed consolidated financial statements reflect the correction of this error.

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q/A

September 30, 2011

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 (Restated) and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 (Restated) and 2010 (Unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2011 (Unaudited) (Restated)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (Restated) and 2010 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2011	2010
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,589	$10,801
Contract receivables, net of allowance for doubtful accounts of $22 and $520 at September 30, 2011 and December 31, 2010, respectively	2,975	5,502
Unbilled work-in-progress	2,000	1,519
Deferred income taxes	157	—
Prepaid and other current assets	1,542	1,251
Current assets of discontinued operations	—	7,374
Total current assets	36,263	26,447
Long-term investments	20,698	—
Property and equipment, net	443	625
Amortizable intangible assets, net	689	1,123
Goodwill	15,958	15,797
Long-term restricted cash	52	50
Long-term deferred income taxes	268	—
Other long-term assets	—	2
Long-term assets of discontinued operations	—	6,407
Total assets	$74,371	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$15	$13
Accounts payable and accrued liabilities	3,317	3,586
Income taxes payable	2,976	—
Dividends payable	552	532
Deferred income taxes	—	21
Unearned revenue	1,652	2,863
Current liabilities of discontinued operations	—	7,620
Total current liabilities	8,512	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	—	4
Deferred income taxes	—	51
Long-term liabilities of discontinued operations	—	4
Total liabilities	8,512	14,694

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,072,498 shares issued and 10,905,500 outstanding as of September 30, 2011 and 10,651,431 shares issued and outstanding as of December 31, 2010	11	11
Additional paid-in capital	90,582	87,435
Treasury stock, 166,998 and 0 shares as of September 30, 2011 and December 31, 2010, respectively, at cost	(1,169)	—
Accumulated other comprehensive loss	(4,496)	(3,704)
Accumulated deficit	(19,069)	(47,985)
Total stockholders’ equity	65,859	35,757
Total liabilities and stockholders’ equity	$74,371	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(restated)		(restated)
REVENUE
License fees and services	$1,921	$3,350	$7,179	$11,616
Customer support	2,349	2,110	6,990	5,986
Total revenue	4,270	5,460	14,169	17,602

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,090	1,402	3,517	4,539
Costs of customer support, excluding depreciation and amortization	420	621	1,839	1,890
Sales and marketing	1,604	1,517	4,913	4,844
General and administrative	855	1,083	2,815	3,524
Product development	629	675	1,863	1,884
Depreciation	87	86	261	258
Amortization	102	172	461	512
Restructuring	—	—	569	—
Total costs of revenue and operating expenses	4,787	5,556	16,238	17,451

Income (loss) from operations	(517)	(96)	(2,069)	151

Other income (expense)
Interest income	271	6	285	10
Interest expense	(1)	(20)	(14)	(81)
Foreign currency exchange gain (loss)	105	63	222	(86)
Other income (expense), net	375	49	493	(157)

Loss from continuing operations before income taxes	(142)	(47)	(1,576)	(6)
Income tax expense (benefit)	(26)	(4)	(243)	2
Loss from continuing operations	(116)	(43)	(1,333)	(8)
Income from discontinued operations, net of tax	18,320	1,619	31,887	4,198
Net income	$18,204	$1,576	$30,554	$4,190

Basic loss per common share - continuing operations	$(0.01)	$(0.00)	$(0.12)	$(0.00)
Diluted loss per common share - continuing operations	$(0.01)	$(0.00)	$(0.12)	$(0.00)

Basic income per common share - discontinued operations	$1.68	$0.16	$2.95	$0.42
Diluted income per common share - discontinued operations	$1.64	$0.15	$2.85	$0.39

Basic income per common share - net income	$1.67	$0.16	$2.82	$0.42
Diluted income per common share - net income	$1.63	$0.15	$2.73	$0.39

Cash dividend declared per common share	$0.05	$0.05	$0.15	$0.10

Weighted average basic shares outstanding	10,877	10,157	10,821	10,067
Weighted average diluted shares outstanding	11,149	10,807	11,191	10,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

(restated)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	414,623	—	1,009	—	—	—	1,009
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,037	—	32	—	—	—	32
Stock-based compensation expense	—	—	483	—	—	—	483
Excess tax benefits from stock compensation	—	—	1,623	—	—	—	1,623
Restricted stock issuance, net of cancellations	1,407	—	—	—	—	—	—
Treasury stock	(166,998)	—	—	(1,169)	—	—	(1,169)
Common stock cash dividends	—	—	—	—	—	(1,638)	(1,638)
Comprehensive income (loss):
Net income	—	—	—	—	—	30,554
Net unrealized losses on investments, net of tax					(748)
Foreign currency translation adjustment	—	—	—	—	(44)	—
Comprehensive income							29,762
Balance at September 30, 2011	10,905,500	$11	$90,582	$(1,169)	$(4,496)	$(19,069)	$65,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,554	$4,190
Income from discontinued operations	31,887	4,198
Income (loss) from continuing operations	(1,333)	(8)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation	261	258
Amortization of intangible assets	461	512
Amortization of debt issuance costs	11	64
Stock based compensation	464	707
Unrealized foreign currency transaction (gains) and losses, net	(222)	86
Benefit from deferred income taxes	(522)	(189)
Change in operating assets and liabilities:
Contract receivables	2,717	1,867
Unbilled work-in-progress	(451)	(1,452)
Prepaid and other assets	(312)	310
Accounts payable and accrued liabilities	(264)	435
Unearned revenue	(1,276)	(1,445)
Net cash provided by (used in) operating activities of continuing operations	(466)	1,145
Net cash provided by operating activities of discontinued operations	5,741	5,502
Net cash provided by operating activities	5,275	6,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85)	(282)
Proceeds from sale of business, net	37,509	—
Purchase of marketable securities	(21,445)	—
Restricted cash	(2)	—
Net cash provided by (used in) investing activities of continuing operations	15,977	(282)
Net cash used in investing activities of discontinued operations	(588)	(88)
Net cash provided by (used in) investing activities	15,389	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(3)	(10)
Principal payments on long-term debt	—	(1,811)
Common stock cash dividends	(1,618)	(502)
Purchase of treasury stock	(1,169)	—
Proceeds from the issuance of stock	1,042	1,323
Net cash used in financing activities of continuing operations	(1,748)	(1,000)
Net cash used in financing activities of discontinued operations	(4)	(8)
Net cash used in financing activities	(1,752)	(1,008)

Effect of exchange rate changes on cash	(124)	63

Net increase in cash and cash equivalents	18,788	5,332
Cash and cash equivalents at beginning of period	10,801	5,369
Cash and cash equivalents at end of period	$29,589	$10,701

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$3	$19
Income taxes paid	93	290
Common stock dividend declared	552	506
Valuation allowance reversed to additional paid-in capital	$1,623	$—

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

Included in the net operating losses were amounts related to share-based compensation which are governed by Accounting Standards Codification (“ASC”) Topic 718 (previously SFAS 123(R)). The guidance in ASC Topic 718 states that deductions for excess tax benefits attributable to periods prior to the implementation of SFAS 123(R) should not be recognized until the benefit is realized and reduces income taxes payable. We have concluded that $3.9 million of this valuation allowance reversal during the quarter ended June 30, 2011 should not have occurred as the benefit has not been realized as of June 30, 2011.  During the quarter ended September 30, 2011, we completed the sale of our Numbering business and a change in estimated taxable gain caused the valuation allowance to be reduced. The reduction in valuation allowance is related to the excess tax deduction of $1.6 million and is recorded as an addition to additional paid-in-capital. The following condensed consolidated financial statements reflect the correction of this error.

As a result of this change, our financial statements have been restated as follows (in thousands, except per share data):

Condensed Consolidated Balance Sheets

	As of September 30, 2011
	As reported	Adjustments	Restated
ASSETS
Deferred income taxes	$324	$(167)	$157
Long-term deferred income taxes	$2,373	$(2,105)	$268
Total assets	$76,643	$(2,272)	$74,371

Additional paid-in capital	$88,959	$1,623	$90,582
Accumulated deficit	$(15,174)	$(3,895)	$(19,069)
Total stockholders’ equity	$68,131	$(2,272)	$65,859
Total liabilities and stockholders’ equity	$76,643	$(2,272)	$74,371

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2011
	As reported	Adjustments	Restated
Income tax expense (benefit)	$378	$(404)	$(26)
Income (loss) from continuing operations	$(520)	$404	$(116)
Income from discontinued operations, net of tax	$18,724	$(404)	$18,320
Net income	$18,204	$—	$18,204

Basic income (loss) per common share - continuing operations	$(0.05)	$0.04	$(0.01)
Diluted income per common share - continuing operations	$(0.05)	$0.04	$(0.01)

Basic income per common share - discontinued operations	$1.72	$(0.04)	$1.68
Diluted income per common share - discontinued operations	$1.68	$(0.04)	$1.64

Condensed Consolidated Statements of Operations

	For the Nine Months Ended September 30, 2011
	As reported	Adjustments	Restated
Income tax expense (benefit)	$(1,722)	$1,479	$(243)
Income (loss) from continuing operations	$146	$(1,479)	$(1,333)
Income from discontinued operations, net of tax	$34,303	$(2,416)	$31,887
Net income	$34,449	$(3,895)	$30,554

Basic income (loss) per common share - continuing operations	$0.01	$(0.13)	$(0.12)
Diluted income (loss) per common share - continuing operations	$0.01	$(0.13)	$(0.12)

Basic income per common share - discontinued operations	$3.17	$(0.22)	$2.95
Diluted income per common share - discontinued operations	$3.07	$(0.22)	$2.85

Basic income per common share - net income	$3.18	$(0.36)	$2.82
Diluted income per common share - net income	$3.08	$(0.35)	$2.73

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	As of September 30, 2011
	As reported	Adjustments	Restated
Accumulated (Deficit)	$(15,174)	$(3,895)	$(19,069)
Additional paid-in capital	$88,959	$1,623	$90,582
Total stockholder’s equity	$68,131	$(2,272)	$65,859

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2011
	As reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,449	$(3,895)	$30,554
Income from discontinued operations	$34,303	$(2,416)	$31,887
Income (loss) from continuing operations	$146	$(1,479)	$(1,333)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Benefit from deferred income taxes	$(2,794)	$2,272	$(522)
Accounts payable and accrued liabilities	$(264)	$(332)	$(596)
Net cash provided by operating activities of continuing operations	$(1,259)	$461	$(798)
Net cash provided by operating activities of discontinued operations	$6,534	$(461)	$6,073
Net cash provided by operating activities	$5,275	$—	$5,275

Net increase in cash and cash equivalents	$18,788	$—	$18,788
Cash and cash equivalents at beginning of period	$10,801	$—	$10,801
Cash and cash equivalents at end of period	$29,589	$—	$29,589

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

Discontinued Operations - On April 21, 2011, we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39.4 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. On July 1, 2011, we completed the Asset Sale of the Numbering Business. There was no post-closing working capital adjustment. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 9, Discontinued Operations, for more information regarding the Asset Sale.

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

Intangible Assets – Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS, TSE and Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These assets are amortized using the straight-line method over their estimated lives.

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

Fair Value Measurements – Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(restated)		(restated)
Basic income (loss) per share:
Income (loss) from continuing operations	$(116)	$(43)	$(1,333)	$(8)
Income from discontinued operations, net of tax	$18,320	$1,619	$31,887	$4,198
Net income	$18,204	$1,576	$30,554	$4,190

Basic weighted average shares outstanding	10,877	10,157	10,821	10,067

Basic income (loss) per share:
Continuing operations	$(0.01)	$(0.00)	$(0.12)	$(0.00)
Discontinued operations	$1.68	$0.16	$2.95	$0.42
Net Income	$1.67	$0.16	$2.82	$0.42

Diluted income (loss) per share:
Loss from continuing operations	$(116)	$(43)	$(1,333)	$(8)
Income from discontinued operations, net of tax	$18,320	$1,619	$31,887	$4,198
Net income	$18,204	$1,576	$30,554	$4,190

Weighted average shares outstanding	10,877	10,157	10,821	10,067
Effect of dilutive securities - options	272	650	370	650
Diluted weighted average shares outstanding	11,149	10,807	11,191	10,717

Diluted income per share:
Continuing operations	$(0.01)	$(0.00)	$(0.12)	$(0.00)
Discontinued operations	$1.64	$0.15	$2.85	$0.39
Net Income	$1.63	$0.15	$2.73	$0.39

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

For the three and nine months ended September 30, 2011, 0.3 million and 0.4 million shares, respectively, were excluded from the diluted share calculation as they were anti-dilutive as a result of the net loss.

For the three and nine months ended September 30, 2010, 0.7 million shares, were excluded from the diluted share calculation as they were anti-dilutive as a result of the net loss.

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

NOTE 7 — INCOME TAXES

We recorded net income tax expense (benefit) of ($26,000) and ($4,000) for the three months ended September 30, 2011 and 2010, respectively.  The net expense during the three months ended September 30, 2011 consisted of current income tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income taxes related to our operations in India. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset, which occurred in the second quarter of 2011 and a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended September 30, 2010 consisted of a current income tax expense of $59,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. During the three months ended September 30, 2011, the Company utilized certain NOLs related to excess tax deductions and a benefit resulted in an increase to additional paid-in capital of $1.6 million.

We recorded net income tax expense of $0.2 million and $2,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net expense during the nine months ended September 30, 2011 consisted of current income tax expense of $0.7 million and a deferred tax benefit of $0.5 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. The net expense of $2,000 during the nine months ended September 30, 2010 consisted of income tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

(restated)
Deferred tax assets:
Net operating loss carryforwards	$2,711
Research & Development Credits	841
AMT/MAT credit	1,084
Stock Compensation	698
Unrealized losses on investments	445
Depreciable assets	143
Accrued liabilities and reserves	146
Total deferred tax assets	6,068

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,048)
Intangibles	(179)
Total deferred tax liability	(1,227)

Net deferred tax assets, before valuation allowance	$4,841
Valuation allowance	(4,416)
Net deferred tax assets	$425

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(restated)		(restated)
Revenues	$—	$3,784	$6,490	$11,101

Income before income tax	$—	$1,745	$2,724	$4,884
Income tax expense	—	126	21	686
Gain on sale of discontinued operations, net of income tax	18,320	—	29,184	—
Income from discontinued operations, net of income tax	$18,320	$1,619	$31,887	$4,198

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

The income tax benefit of $11.4 million previously shown for the three months ended June 30, 2011, was comprised of a tax benefit of $11.6 million related to the release of our valuation allowance on our deferred tax assets and an expense of $0.2 million related to the Numbering Business. The $11.4 million related to the release of our valuation allowance is now shown within the gain on sale of discontinued operations, net of tax as the valuation allowance was used to offset income related to the Asset Sale. The income tax expense of $21,000 for the nine months ended September 30, 2011, was comprised of a tax expense related to the Numbering Business.

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

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(restated)		(restated)
	2011	2010	2011	2010
REVENUE
License fees and services	45%	61%	51%	66%
Customer support	55%	39%	49%	34%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	25%	26%	25%	25%
Costs of customer support, excluding depreciation and amortization	10%	11%	13%	11%
Sales and marketing	38%	28%	35%	28%
General and administrative	20%	20%	20%	20%
Product development	15%	12%	13%	11%
Depreciation	2%	2%	2%	1%
Amortization	2%	3%	3%	3%
Restructuring	—	—	4%	—
Total costs of revenue and operating expenses	112%	102%	115%	99%

Income (loss) from operations	(12)%	(2)%	(15)%	1%

Other income (expense)
Interest income	6%	0%	2%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Foreign currency exchange gain (loss)	3%	1%	2%	(0)%
Other income (expense), net	9%	1%	4%	(1)%

Income (loss) from continuing operations before income taxes	(3)%	(1)%	(11)%	0%
Income tax expense (benefit)	(1)%	(0)%	(2)%	0%
Income (loss) from continuing operations	(2)%	(1)%	(9)%	0%
Income from discontinued operations, net of tax	429%	30%	225%	24%
Net income	427%	29%	216%	24%

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

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense decreased $0.1 million, or 41%, to $0.1 million from $0.2 million for the three months ended September 30, 2011 and 2010, respectively. As a percentage of total revenue, amortization expense for the three months ended

September 30, 2011 and 2010, decreased to 2% from 3%, respectively. The decrease in amortization expense and as a percentage of revenue is due to some intangible assets becoming fully amortized during the second quarter of 2011.

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

Income Taxes

We recorded net income tax expense (benefit) of ($26,000) and ($4,000) for the three months ended September 30, 2011 and 2010, respectively.  The net expense during the three months ended September 30, 2011 consisted of current income tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income taxes related to our operations in India. Most of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset, which occurred in the second quarter of 2011 and a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended September 30, 2010 consisted of a current income tax expense of $59,000 and a deferred tax benefit of $63,000. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and Minimum Alternative Tax (“MAT”) from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations. During the three months ended September 30, 2011, the Company utilized certain NOLs related to excess tax deductions and a benefit resulted in an increase to additional paid-in capital of $1.6 million.

Our effective tax rate of 18% for the three months ended September 30, 2011 was increased from an effective tax rate of 9% for the three months ended September 30, 2010.  This increase in our effective tax rate relates principally to the adjustment of the allocation of deferred tax expense between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset and the valuation allowance which was placed on foreign tax credits in the U.K.

We recorded net income tax expense (benefit) of ($0.2) million and $2,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net expense during the nine months ended September 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.6 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to placing a valuation allowance on foreign tax credits in the U.K. The tax credits are typically used to offset our income tax liability. The valuation allowance was placed on the tax credits, since we are not certain we will have enough taxable income to utilize the tax credits. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. The net expense of $2,000 during the nine months ended September 30, 2010 consisted of income tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K.-based operations, AMT and unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations.

Our effective tax rate of 15% for the nine months ended September 30, 2011 was decreased from an effective tax rate of 33% for the nine months ended September 30, 2010.  This decrease in the effective rate was due primarily to the loss in the period plus research and development credits in the U.K.

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

(restated)
Deferred tax assets:
Net operating loss carryforwards	$2,711
Research & Development Credits	841
AMT/MAT credit	1,084
Stock Compensation	698
Unrealized losses on investments	445
Depreciable assets	143
Accrued liabilities and reserves	146
Total deferred tax assets	6,068

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,048)
Intangibles	(179)
Total deferred tax liability	(1,227)

Net deferred tax assets, before valuation allowance	$4,841
Valuation allowance	(4,416)
Net deferred tax assets	$425

Discontinued Operations

The amount reported as discontinued operations for the three and nine months ended September 30, 2011 and 2010 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(restated)		(restated)
Revenues	$—	$3,784	$6,490	$11,101

Income before income tax	$—	$1,745	$2,724	$4,884
Income tax expense	—	126	21	686
Gain on sale of discontinued operations, net of income tax	18,320	—	29,184	—
Income from discontinued operations, net of income tax	$18,320	$1,619	$31,887	$4,198

FINANCIAL CONDITION

Our working capital position increased $16 million to $27.8 million as of September 30, 2011 from $11.8 million as of December 31, 2010.  The majority of the increase in working capital is related to the Asset Sale.

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

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $5.3 million and $6.6 million, respectively.  The decrease in cash provided by operating activities for the nine months ended September 30, 2011 was due to the decrease in net income from continuing operations and related operating activities. Net cash provided by (used in) continuing operating activities was ($0.5) million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash provided by continuing operating activities for the nine months ended September 30, 2011 was primarily due to the decrease in income from continuing operations.

Net cash provided by (used in) investing activities during each of the nine months ended September 30, 2011 and 2010 was $15.4 million and ($0.4) million, respectively.  The increase in cash provided by investing activities for the nine months ended September 30, 2011 versus 2010 was related to the Asset Sale partially offset by the purchase of investments. Net cash provided by (used in) continuing investing activities was $16.0 million and ($0.3) million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided by investing activities of continuing operations for the nine months ended September 30, 2011 versus 2010 was related to the Asset Sale partially offset by the purchase of investments.

Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was $1.8 million and $1.0 million, respectively.  The increase in cash used in financing activities is primarily due to common stock cash dividends paid in 2011 and the purchase of treasury stock. Net cash used in financing activities of continuing operations was also $1.8 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2011 of $29.6 million;

•                                                Our working capital balance of $27.8 million;

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

At the time that our Form 10-Q for the quarter ended September 30, 2011 was filed on November 10, 2011, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management, including the Chief Executive Officer and Vice President of Finance, as a consequence of the restatement of certain historical financial results described below, concluded that there was a material weakness in our internal control over financial reporting such that our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2011. Management’s conclusion was based upon a determination that the Company’s internal control over accounting for income taxes was materially deficient. The principal factors contributing to the material weakness were a lack of income tax expertise and a lack of detail in the documentation of our deferred tax assets. The Company is implementing enhancements to its internal controls over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These steps include continuing and increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets. Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our Condensed Consolidated Financial Statements included in this Form 10-Q/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatement of certain of our historical financial results, see Note 1 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q/A for the quarter ended September 30, 2011.

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

Date: March 30, 2011	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President, Finance & Administration
(Principal Financial and Accounting Officer)