Form 10-K
period 2011-12-31
EVOLVING SYSTEMS INC
filed 2012-03-30
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $45.3 million as of June 30, 2011.

The number of shares of Common Stock outstanding was 11,221,534 as of March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2011 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2011

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” variations of these words and similar expressions. Forward-looking statements are based on current expectations, estimates, projections and assumptions regarding product, services, and customer support revenue; our expectations associated with Evolving Systems India and Evolving Systems U.K., and short- and long-term cash needs, and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a leading provider of software solutions and services to the wireless, wireline and cable markets. Our customers rely on us to develop, deploy, enhance, maintain and integrate software solutions for a range of Operations Support Systems (“OSS”).  Our products support traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks. We maintain long-standing relationships with many major carriers worldwide.  Included among our more than 50 network operator customers are many tier-1 wireless carriers, including two of the world’s largest wireless carriers headquartered outside of North America. We offer software products and solutions in four core areas:

•                  Service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless, wireline and cable networks;

•                  SIM card activation and management solutions that improve the end user experience and dynamically allocate and assign resources to a wireless device when it is first used;

•              Connected device solutions used to manage and activate machine-to-machine or M2M devices such as e-readers, smart meters, gaming consoles as well as other SIM-based industry specific devices;

•                  Billing mediation solutions that support the data collection for service assurance and billing applications.

Our products support traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks.

We report the operations of our business as two operating segments based on revenue type: license fees and services revenue and customer support revenue.  We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information regarding our operating segments and geographical information is contained in Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Founded in 1985, we initially focused on providing custom software development and professional services to telecommunications companies in the United States. In November 2004, we significantly expanded our portfolio of products as a result of the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of OSS software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we expanded our markets beyond North America and added a service activation solution, Tertio™, and a billing mediation solution, Evident™, to our product portfolio. The result of this acquisition significantly expanded our product and service capabilities to address a larger portion of our customers’ OSS application needs with a balanced mix of products and product enhancements, as well as services.

On July 1, 2011, we completed an Asset Purchase Agreement (“Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39.4 million in cash and the assumption of certain liabilities to the buyer, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale included all of our Local Number Portability (“ LNP”) and Number Management solution products.  There was no post-closing working capital adjustment.

As a result of the Asset Sale, our strategy is now focused on service activation as a “pure play” with the majority of our focus on investments concentrating on the wireless markets in the areas of subscriber activation, SIM card management and activation, and connected device activation.  We also continue to support our billing mediation product, Evident™.

RECENT DEVELOPMENTS

•                  The market is moving to add a wide array of connected devices to wireless and broadband networks This represents an opportunity for Evolving Systems to leverage our Dynamic SIM Allocation (“DSA”) technology to provide technical solutions for SIM-based devices such as M2M monitors, e-readers, network connected building management systems, network attached health monitoring systems as well as smart meters and wirelessly connected vending machines. We have announced a new product specifically focused on this market segment named Intelligent M2M Controller (“IMC”).

•                  The arrival and proliferation of 4G and LTE services.  As consumers continue to exhibit an appetite for faster network connections to support devices such as smartphones and tablets, operators are investing to increase the bandwidth of their networks.  Often carriers call this offering 4G services.  This industry direction should provide opportunities for us with our DSA and service activation solutions.

•                  Many carriers are focusing increasing attention on improving their end-user experience for their wireless subscribers.  Both Tertio™ as well as DSA enable carriers to improve the experience a customer has by providing flexible and powerful “on-device” activation solutions.

INDUSTRY DYNAMICS

The rapid introduction of new technologies such as wireless and broadband services has created a growing market for telecommunications solutions worldwide.  This emergence of new technologies in telecommunications networks and end-user devices, consumer electronics, and personal computers, has created an industry that is in the midst of significant change. Carriers not only compete with companies from other industries, such as media and entertainment, but also with companies providing applications and services over the Internet.  In such a competitive market, companies are increasingly bundling voice, messaging and data services in order to meet market demand.  This bundling of services is just one facet of what is called convergence.  In order to facilitate convergence, carriers are implementing a variety of network transformation programs that include: the migration to packet-switching transmission networks based on the Internet protocol (often called all-Internet Protocol (“IP”) networks); the migration to new service creation and delivery platforms that enable the provision of multimedia services over IP-based networks; and the introduction of one or more broadband access networks over existing wired infrastructure, new fiber deployments, cable access networks, and evolved wireless broadband networks including Global System for Mobile Communication (“GSM”)/EDGE, 3G/WCDMA/HSPA, and 4G/Long Term Evolution. Along with the continued development of new technologies, carriers are facing increasing levels of competition due to the varying demand in connection types, subscribers and service usage, as well as pricing declines due to competitive and regulatory pressures.  Given the increased competitive climate in the telecommunication market, many carriers are pursuing network expansions in order to provide new value-added services (“VAS”).  Carriers are, at the same time, continually looking to reduce operational costs which often leads to the rationalizing of their back office and OSS.  This complex and rapidly changing landscape is further affected by the continued consolidation of carriers and their suppliers.

OPERATIONS SUPPORT SYSTEMS (“OSS”)

OSS encompasses a broad array of software and systems that perform critical functions for telecommunications carriers, such as service fulfillment, service assurance, and billing.  Service fulfillment encompasses ordering, provisioning and activation.  Ordering and Customer Relationship Management (“CRM”) systems collect customer information, retrieve current service information, capture and validate new service requests, verify the availability of selected services and transmit completed orders to one or more provisioning OSS.  Inventory systems maintain physical and logical views of all the assets a carrier needs to turn up/off/change or add a service.  Service assurance systems allow carriers to perform the testing, monitoring and reporting necessary to maintain appropriate network availability and feed operational data to other business systems. Service assurance systems also allow carriers to track and report on service conditions or outages in order to dispatch their large work force for necessary repairs. Carriers use billing systems to collate, manage and report usage information for partner and customer billing. OSS typically operate in a highly available 24x7 environment to support the real-time communication networks that facilitate the carriers’ service offerings.

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

PRODUCT PORTFOLIO

Dynamic SIM Allocation

In 2007, we announced our DSA solution that offers carriers a new way to provision wireless services by dynamically activating and assigning resources to the wireless device when it is first used. The wireless Subscriber Identity Module (“SIM”) card is central to the provision of wireless access and services for GSM/EDGE and 3G/WCDMA networks and is specified as part of the next generation 4G LTE technologies. These networks represent the most common type of wireless technology used today by wireless operators world-wide.  Typically, SIM cards are either pre-provisioned before they are distributed to the retail environment or are provisioned at the point of sale. Pre-provisioning SIM cards require that network resources are allocated well in advance of the SIM card becoming available for sale.  This inevitably leads to poor utilization of network resources such as numbers and other critical identifiers.  The result is increased network costs and a poor user experience. Provisioning SIM cards at the point of sale overcomes many of these issues but at a high cost, as retail and back-office infrastructure needs to be in place.  Our DSA solution offers carriers the user experience and resource efficiency benefits of provisioning at the point of sale without demanding the retail and back-office infrastructure usually required. The solution offers a number of benefits including:

•                  Improved user experience: Carriers can have various customer care processes, like those for mobile number portability, or replacing lost or stolen SIM cards, that are inefficient and have high operational costs. The solution helps carriers provide more customer self-care for an improved user experience and lower costs.

•                  Easier to personalize: Prepaid subscribers have traditionally been unable to choose their mobile phone number at time of activation. With our solution, prepaid subscribers can choose their number from a database of available numbers, using just their mobile phone.  Furthermore, with our solution, carriers can monetize their number inventory by charging for vanity or golden numbers.

•                  Improve efficiency and utilization: Carriers can experience a high wastage of SIM cards that are never activated for a revenue-generating subscriber. Our solution reduces the cost of this wastage by removing the need for SIM cards to be pre-provisioned in network databases.

•                  Ensure availability: Carriers can find it difficult to effectively and reliably manage their SIM inventory, especially when multiple SIM card variants and profiles are needed. The solution helps carriers to ensure new SIM cards and numbers are always available to meet demand.

DSA is an integrated solution comprised of the following components:

•                  First Use Register — a module that interacts with a subscriber’s initial activation process;

•                  Task Management — a module that controls the process flow of tasks involved with completing the end user’s activation process.;

•                  Resource Management — a component that records and controls the management and assignment of specific network inventory elements and resources;

•                  Menu User — a module that provides carriers with the ability to customize the end user experience on the SIM card.  Working with the SIM applet, Menu Server allows the wireless carrier to quickly and easily customize the end user screens on their phones or other devices;

•                  Mobile Broadband Module — this allows our DSA solution to support activation processes not only by a dialogue on the phone screens but also through a browser.  This solution enables carriers to offer a customized experience for subscribers who are activating mobile broadband features for their smart phones or a wide variety of other wirelessly connected devices; and

•                  Operational Dashboard — a module that assists carriers in the administration, operations and maintenance of the DSA platform. Operational Dashboard offers our customers a flexible and easy-to-use tool that provides important visibility on the performance of DSA as well as a powerful reporting tool.

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

Billing Mediation

Our billing mediation product is Evident™. It enables customers to capture important usage data from the network elements. Billing mediation is the process of collecting network usage data and verifying that usage data is accurate, and is a required pre-condition for generating accurate bills for a carrier’s customers. Billing mediation’s importance lies in its ability to provide a systematic point of reliability and assurance between network consumption and the billing system input. Our Evident product supports convergent voice, data, and content services. Evident™ software enables the accurate management of data, allowing reconciliation of data inputs and outputs.  In addition, it provides support for compliance with relevant regulatory, accounting and data integrity requirements.  This product also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident™ solution can be used by wireline, broadband and wireless carriers and provides carrier-grade support in terms of reliability, performance, and scalability.

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

PRODUCT DEVELOPMENT

We continue to invest in product development (“PD”), particularly for new products and/or for enhancements of existing products. PD is expensed as incurred.  For the years ended December 31, 2011, 2010 and 2009, we expensed $2.5 million, $2.5 million and $2.2 million, respectively, in PD costs.  The majority of PD investments in 2011 have gone into enhancing our core service activation as well as the further development of our DSA solution.

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

SALES AND MARKETING

Our sales force is primarily a field-based organization structured to focus on specific geographical territories: North America, Europe, Middle East and Africa, Russia and the Commonwealth of Independent States, Asia Pacific, and Central and Latin America. Our sales activities cover both direct sales to the end user customers as well as sales through partners such as Gemalto and Oberthur, who include our products as part of a wider SIM-based solution offering.

The primary objective of our marketing organization is to identify markets for our products and to establish an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and through our participation in shows, conferences, and industry bodies. The marketing organization also creates electronic and print-based sales collateral to support these activities, as well as maintaining a permanent presence on the web.

Evolving Systems offers a complex product set which lends itself to a high degree of on-site consultative selling with the prospect as part of the sales process. Our sales efforts also cover a large amount of interaction with existing customers where we work to develop incremental revenue streams on existing platforms as well as the introduction of new value propositions. The sales team is responsible for the generation of proactive proposals to prospects, as well as the management and delivery of responses to competitive tenders. This complex, highly involved approach creates a long sales cycle, requiring us to invest a considerable amount of time toward uncertain results.

COMPETITION

The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities as well as pressures to be competitively priced. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers than we do. The market for telecommunications OSS software and services is extremely large. And, we currently hold only a small portion of total market share.  Our increased focus on activation as well as our work to establish the Dynamic SIM Allocation market has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors in service activation are Oracle (as a result of its acquisition of Metasolv), Comptel, Intec and Synchronoss Technologies.  In mediation, our competitors include CSG Systems and Comptel. For our DSA solution, we believe we hold a significant leadership position in this emerging market segment, however, we are seeing the arrival of competition from Giesecke & Devrient GmbH, Hewlett-Packard Company and Comptel, as well as some other smaller competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by DSA.

For all of our products, our ability to compete successfully depends on a wide range of factors.  We deliver value by offering quality solutions at a competitive price that are tailored specifically to our customers’ network topography. Once a customer has implemented one of our products, we often receive subsequent orders for enhancements and change requests to add functionality and/or to increase capacity.  This follow-on business, and the fact that it is a complicated and expensive process to replace our software, provides an attractive revenue opportunity for us.  Furthermore, many of our customer relationships span five years or more.  We believe these long-term customer relationships give us a competitive advantage and can be a barrier to entry for our competitors.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2011, one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe. For the years ended December 31, 2010 and 2009, two significant customers accounted for 23% (12% and 11%) and 25% (13% and 12%) of revenue from continuing operations. These customers are large telecommunications operators in Europe and Asia.  The loss of any of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have patents pending in the U.S. and other countries on elements of our DSA and IMC products.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2011 and 2010, our backlog was approximately $12.6 million and $7.8 million, respectively.  Our backlog at December 31, 2011 was comprised of license fees and services of $7.8 million and customer support of $4.8 million compared to license fees and services of $2.8 million and customer support of $5.0 million at December 31, 2010.

EMPLOYEES

As of December 31, 2011, we employed 140 people including 9 in the United States, 56 in the United Kingdom and 75 in Bangalore, India.  Of our worldwide staff, 87% are involved in product delivery, development, support and professional services, 7% in sales and marketing, and 6% in general administration.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Impact of Long Sales Cycle; Sales of our products typically require significant review and internal approval processes by our customers over an extended period of time.  Interruptions in such process due to economic downturns, consolidations or otherwise could result in the loss of our sale or deferral of revenue into later periods and adversely affect our financial performance.

Large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers typically commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money providing education regarding our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months, making it difficult for us to forecast the timing and magnitude of our contracts. For example, customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. In addition, our TSA and DSA sales opportunities in any given quarter typically include a few high value opportunities. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter and year to year.

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

Following the sale of our Numbering Business, we are a smaller, less diversified company that will be more adversely affected by sales fluctuations, limited staff and employee turnover.

Our revenue is smaller following the sale of our Numbering Business in July 2011.  Consequently, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter basis and a delayed contract could cause our operating results to vary significantly from quarter to quarter.  In addition, following the sale of our Numbering Business we reduced our staff and as a smaller company we are heavily reliant on certain key personnel.  We may not have sufficient staff to effectively operate our business.  In addition, if a key employee were to leave the company it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed.  A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

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

Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in future reporting periods if our operating results fall below the expectations of public market analysts or investors, it is possible that the market price of our common stock could decrease.

Our results of operations could be negatively impacted if we are unable to manage our liquidity.

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs for at least the next twelve months, but this could be negatively impacted to the extent we are unable to invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

Because our investments are concentrated in the debt securities of a single issuer, adverse events affecting that issuer are likely to have a greater negative impact on us than would occur if our investments were diversified among a larger group of issuers or securities.

Our investment policy requires investments to be rated B- or better.  Currently, all of our investments are concentrated in the debt securities of a single issuer, and as a result, adverse events affecting that issuer are likely to have a greater negative impact on us, including a greater risk of loss of our investment, than would occur if our investments were diversified among a larger group of issuers or securities.  Any significant future declines in the market values of that issuer’s senior secured debt or common stock, or any significant adverse developments in that issuer’s business, industry, operations or financial condition could materially adversely affect the value of our investment, the issuer’s ability to repay its obligations under the notes, or our financial condition and operating results. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our long-term investments could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.  If the issuer defaults on its obligations under the notes, the guarantors may be unable to repay the amounts due and the collateral securing the notes may have insufficient value to allow us to obtain a return of our investment in the notes.  The senior secured notes are not publicly traded and the issuer has no obligation to register the notes for resale.  As a result, we may not be able to resell the notes at a favorable price, or at all, if and when we wish to do so.

The market for our service activation products is mature and we may not be able to successfully develop new products to remain competitive.

The market for our service activation product is mature and we may not be able to successfully identify new product opportunities.  If we are unable to identify new product opportunities, sales and profit growth would be adversely affected.

The market for our DSA product is uncertain and we may not be able to generate sufficient demand for our DSA product and new products to grow our business.

We are still in the process of developing customer demand for our DSA product and the market for enhancements to our DSA product and for new products is uncertain; we are still in the early stages of developing customer demand for these products.  Our current strategy is heavily reliant on achieving increased sales of our DSA product, enhancements to our DSA product and new products and if we are unable to achieve market acceptance of these products our sales and profit growth would be adversely affected.

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

•                   compliance with the U.S. Foreign Corrupt Practices Acts and other anti-bribery laws and regulations;

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

Approximately half of our revenue is transacted in non- U. S. Dollar denominated currencies (e.g. British Pound Sterling and Euro).  As a result, when the U.S. Dollar strengthens, our revenue, when converted to U.S. dollars, is reduced.  At the same time, with more than 50% of our operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.

Changes or challenges to the regulations of the communication industry could hurt the market for our products and services.

Our customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could materially harm our business, financial condition, results of operations, and cash flows.  We are also subject to numerous regulatory requirements of foreign jurisdictions.  Any compliance failures or changes in such regulations could, likewise, materially harm our business, financial condition, results of operations and cash flows.

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

We earn a significant portion of our revenue from a small number of customers in the communications industry. This has been mitigated somewhat by the expansion of our customer base in recent years, but, as noted above, our revenue is smaller following the sale of our Numbering Business and consolidation in the industry continues. The loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could harm our business and operating results to a greater degree than other companies with a broader customer base.

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments.

Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer’s unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation, which could materially harm our business.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in activation are Oracle (as a result of its acquisition of Metasolv), Comptel, Intec and Synchronoss Technologies. In mediation, we compete with CSG Systems and Comptel. Our principal competitors in the SIM allocation market include Giesecke & Devrient GmbH, Hewlett-Packard Company and Comptel. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

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

Our ability to manage future expansion, if any, effectively will require us to retain our current personnel and attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to develop new products, to complete our projects and secure new contracts.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently have errors and omissions insurance, which, subject to customary deductibles, exclusions and limits, covers claims resulting from failure of our software products or services to perform the function or to serve the purpose intended. To the extent that any successful product liability claim is not covered by this insurance, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. Defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Our measures to protect our proprietary technology and other intellectual property rights may not be adequate and if we fail to protect those rights, our business would be harmed.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have patents pending in the U.S. and other countries on elements of our DSA product. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that a our means of protecting our proprietary right may not be adequate and a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement or other claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims.

It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. Those claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patents may provide little or no deterrence. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we do not carry insurance covering infringement claims and we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

Certain software developed or used by Evolving Systems, as well as certain software acquired in our acquisition of Evolving Systems U.K., may include so called “open source” software that is made available under an open source software license.

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

In some countries, because of local customs and regulations or for language reasons, we do business with our customers through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, payments made to us, as well as conditions surrounding acceptance, may be impacted by factors that are out of our control.  There may also be delays in getting payments made by the end-user customer through the reseller.  We recently experienced delays in collecting from one of our resellers and this situation may arise again in the future, negatively impacting our cash flows. .  Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

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

Our business and operating results will suffer if our systems or networks are compromised orfail.

Increased sophistication and activities of perpetrators of cyber attacks have resulted in an increase in information security risks in recent years. Our software development and support of our telecommunications customers are increasingly dependent on information technology systems that are complex and vital to continuing operations. A substantial portion of our software development and customer support is provided out of our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and a breach, including cyber security breaches, could result in the disclosure or misuse of this information, damage our reputation, increase our costs and/or cause losses.  Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue, performance and business prospects.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. The perception among investors that such sales will occur could also produce this effect. We currently have several stockholders who own large percentages of our stock. To the extent we continue to have one or more stockholders who own a large percentage of our stock and those stockholders chose to liquidate their holdings, it may have a dramatic impact on the market price of our stock. These factors also could make it more difficult to raise funds through future offerings of common stock.

We are subject to certain rules and regulations of federal, state and financial market exchange entities, the compliance with which requires substantial amounts of management time and company resources.  We identified a material weakness in our financial reporting, and failure to remediate it or any future ineffectiveness of internal controls could adversely affect our business and the price of our common stock.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011.  Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, has required and will continue to require the commitment of significant managerial resources. In addition, establishment of effective internal controls is further complicated because we are now a global company with multiple locations and IT systems and a smaller staff following the sale of our Numbering business.

We continue to review our material internal control systems, processes and procedures for compliance with the requirements of Section 404.  Such a review resulted in identification of a material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of December 31, 2011, as discussed in Section 9A of this Report on Form 10-K.  While we are taking steps to remediate the weakness, there is no guarantee that we will not identify additional material weaknesses in our internal controls in the future.  Disclosures of material weaknesses in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our stock.

Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  A material weakness in our internal control over financial reporting could negatively impact our business, results of operations and reputation.

Certain provisions of our charter documents, employment arrangements and Delaware law may discourage, delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

On February 11, 2011, our Board of Directors approved an amendment to our stockholders rights agreement (“Poison Pill”) terminating the agreement on March 1, 2011.  However, provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could continue to make it difficult for a third party to acquire us, even if doing so would benefit our stockholders.  In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.  These provisions include the following:

•                  our stockholders cannot take action by written consent; and

•                  we have advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. The application of Section 203 and certain provisions of our restated certificate of incorporation may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

Our Chief Executive Officer has entered into an employment agreement with us that contains a change in control provision. This agreement generally provides for acceleration on vesting of options, 50% upon a change in control (as defined in such agreement) if the CEO remains employed with the new entity, or 100% in the event the CEO’s employment is terminated. The acceleration of vesting of options upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of us.

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

We are unable to predict how long the current economic downturn will last and the magnitude of its effect on our business and results of operations.  If these conditions continue, or further weaken, our business and results of operations could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	24,305	10/31/12
Bath, England	5,100	9/26/15
London, England	2,765	3/24/15
Marlow, England	130	1/31/12
Bangalore, India	12,300	8/18/12
Munich, Germany	538	12/31/12
Kuala Lumpur, Malaysia	1,042	7/14/12

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	For the Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$8.28	$6.89	$7.05	$6.02
Second Quarter	$7.87	$6.75	$7.48	$6.72
Third Quarter	$7.44	$6.06	$7.64	$6.55
Fourth Quarter	$7.65	$6.24	$8.35	$7.40

As of March 22, 2012, there were approximately 33 holders of record of our common stock.

Dividends

During the first, second and third quarter of 2011, our Board of Directors declared a cash dividend of $.05 per share. During the fourth quarter of 2011, our Board of Directors declared a special cash dividend of $2.00 per share. There can be no guarantee that we will continue to pay dividends. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, we may enter into a credit facility in the future which may require consent of the financial institution issuing the credit facility to declare a dividend.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Issuer Purchases of Equity Securities

Beginning on May 20, 2011, and continuing through December 31, 2012, we intend to make re-purchases of our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, will be based on market and business conditions as well as other factors.  We are not obligated to purchase any shares.  Purchases under the program can be discontinued at any time we determine additional purchases are not warranted.

From the inception of the plan through December 31, 2011, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury and recorded at cost as a component of stockholders’ equity.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the DJ Wilshire MicroCap Software index, and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2006 and its relative performance is tracked through 12/31/2011.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2011, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)

Revenue	$19,023	$22,816	$24,739	$24,215	$22,465
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	7,419	8,616	8,402	8,611	9,234
Sales and marketing	6,238	6,410	6,934	7,521	7,414
General and administrative	3,650	4,465	4,743	4,579	4,605
Product development	2,484	2,486	2,244	2,524	979
Depreciation	342	347	287	278	344
Amortization	560	688	696	824	890

Restructuring and other expense	1,100	—	—	—	(4)
Income (loss) from operations	(2,770)	(196)	1,433	(122)	(997)
Interest and other income (expense), net	791	(210)	(1,096)	(419)	(1,284)
Interest and other income (expense), related party, net	619	—	—	—	—
Income tax expense (benefit)	(405)	(422)	41	(87)	(1,099)
Income (loss) from continuing operations	(955)	16	296	(454)	(1,182)
Income from discontinued operations, net of tax (4)	33,264	5,337	4,528	3,383	1,780
Net income (loss)	$32,309	$5,353	$4,824	$2,929	$598

Basic income per common share - net income	$2.97	$0.53	$0.49	$0.30	$0.06
Diluted income per common share - net income	$2.88	$0.49	$0.48	$0.30	$0.06
Weighted average basic shares outstanding	10,871	10,174	9,816	9,695	9,599
Weighted average diluted shares outstanding	11,202	10,815	10,145	9,878	9,788
Cash dividend declared per common share	$2.15	$0.15	$—	$—	$—

Working capital (2) (3)	$11,672	$11,812	$4,774	$1,802	$1,395
Total assets	75,042	50,451	45,837	45,411	53,727
Long-term debt, net of current portion	—	—	1,500	4,883	8,686
Series B convertible redeemable preferred stock (1)	—	—	—	—	5,587
Stockholders’ equity	$44,712	$35,757	$28,469	$19,942	$17,928

(1)

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

(2)	During 2009 we reduced our senior term note by $2.0 million which was classified as a current liability at December 31, 2008.

(3)

During 2009, we paid $6.2 million to retire our subordinated notes, including accrued interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility. The subordinated debt payments were unscheduled and reduced balances classified as long-term as of December 31, 2008.

(4)

During 2011, we completed the Asset Sale of our Numbering Solutions Business on July 1, 2011 for $39.4 million in cash and the assumption of certain liabilities to the buyer. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving Systems India and Evolving Systems U.K., and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

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

RECENT DEVELOPMENTS

During the third quarter of 2011, we completed the sale of our Numbering Solutions Business (the “Numbering Business”) to NeuStar, Inc., a Delaware corporation (the “Buyer”) for $39.4 million in cash and the assumption of certain liabilities related to the Numbering Business. The sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly.  We reported net income of $32.3 million, $5.4 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net income of $32.3 million for the year ended December 31, 2011 includes approximately $33.3 million income from gain from the sale of our Numbering Business and discontinued operations net of tax.

Our ending backlog at December 31, 2011 was $12.6 million, consisting of $7.8 million of license and services and $4.8 million of customer support compared to total backlog of $7.8 million at December 31, 2010.

We had several improvements to our balance sheet during 2011.  Our cash increased $23.5 million to $34.3 million and we hold $16.4 million in long-term corporate debt securities. During the fourth quarter of 2011, we declared a special dividend of $2.00 per share which was paid on January 3, 2012. We accrued the dividend payable of $22.3 million as of December 31, 2011.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2011 and 2010 are a result of the U.S. Dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years Ended December 31,
	2011 vs. 2010	2010 vs. 2009
Revenue	$570	$(293)
Costs of revenue and operating expenses	474	(16)
Operating loss	$96	$(277)

The net effect of our foreign currency translations for the year ended December 31, 2011 was a $0.6 million increase in revenue and a $0.5 million increase in operating expenses versus the year ended December 31, 2010. The net effect of our foreign currency translations for the year ended December 31, 2010 was a $0.3 million decrease in revenue and a $16,000 decrease in operating expenses versus the year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenue:
License fees and services	$9,772	$14,637	$(4,865)	$14,637	$17,464	$(2,827)
Customer support	9,251	8,179	1,072	8,179	7,275	904
Total revenue	19,023	22,816	(3,793)	22,816	24,739	(1,923)

Costs of revenue and operating expenses:
Costs of license fees and services, excluding depreciation and amortization	5,187	6,015	(828)	6,015	5,500	515
Costs of customer support, excluding depreciation and amortization	2,232	2,601	(369)	2,601	2,902	(301)
Sales and marketing	6,238	6,410	(172)	6,410	6,934	(524)
General and administrative	3,650	4,465	(815)	4,465	4,743	(278)
Product development	2,484	2,486	(2)	2,486	2,244	242
Depreciation	342	347	(5)	347	287	60
Amortization	560	688	(128)	688	696	(8)
Restructuring and other recovery	1,100	—	1,100	—	—	—
Total costs of revenue and operating expenses	21,793	23,012	(1,219)	23,012	23,306	(294)
Income (loss) from operations	(2,770)	(196)	(2,574)	(196)	1,433	(1,629)

Interest income	192	13	179	13	25	(12)
Interest income, related party	619	—	619	—	—	—
Interest expense	(14)	(102)	88	(102)	(547)	445
Other income	62	—	62	—	—	—
Gain on sale of investments	221	—	221	—	—	—
Foreign currency exchange gain (loss)	330	(121)	451	(121)	(574)	453
Other income (expense), net	1,410	(210)	1,620	(210)	(1,096)	886

Income (loss) from continuing operations before income taxes	(1,360)	(406)	(954)	(406)	337	(743)
Income tax expense (benefit)	(405)	(422)	17	(422)	41	(463)
Income (loss) from continuing operations	(955)	16	(971)	16	296	(280)
Income from discontinued operations, net of tax	33,264	5,337	27,927	5,337	4,528	809
Net income	$32,309	$5,353	$26,956	$5,353	$4,824	$529

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2011	2010	2009
REVENUE
License fees and services	51%	64%	71%
Customer support	49%	36%	29%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	27%	26%	22%
Costs of customer support, excluding depreciation and amortization	12%	11%	12%
Sales and marketing	33%	28%	28%
General and administrative	19%	20%	19%
Product development	13%	11%	9%
Depreciation	2%	2%	1%
Amortization	3%	3%	3%
Restructuring and other recovery	5%	—	—
Total costs of revenue and operating expenses	114%	101%	94%

Income (loss) from operations	(14)%	(1)%	6%

Other income (expense)
Interest income	1%	0%	0%
Interest income, related party	3%	—	—
Interest expense	(0)%	(0)%	(2)%
Other income	0%	—	—
Gain (loss) on extinguishment of debt	—	—	—
Gain on sale of investments	1%	—	—
Foreign currency exchange gain (loss)	2%	(1)%	(2)%
Other income (expense), net	7%	(1)%	(4)%

Income (loss) from continuing operations before income taxes	(7)%	(2)%	2%
Income tax expense (benefit)	(2)%	(2)%	0%
Income (loss) from continuing operations	(5)%	0%	2%
Income from discontinued operations, net of tax	175%	23%	18%
Net income	170%	23%	20%

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

License Fees and Services

License fees and services revenue decreased 33%, or $4.9 million to $9.8 million for the year ended December 31, 2011 compared to $14.6 million for the year ended December 31, 2010.  The decrease is due to declines in Dynamic SIM Allocation (“DSA”), Tertio Service Activation (“TSA”) and billing mediation revenues of $2.8 million, $1.6 million and $0.5 million, respectively.

License fees and services revenue decreased 16%, or $2.9 million to $14.6 million for the year ended December 31, 2010 compared to $17.5 million for the year ended December 31, 2009.  This decrease is primarily due to a decline in TSA revenue of $4.4 million, partially offset by increased revenue from our DSA solution of $1.1 million and billing mediation revenue of $0.4 million.

Customer Support

Customer support revenue increased 13%, or $1.1 million, to $9.3 million for the year ended December 31, 2011 from $8.2 million for the year ended December 31, 2010.  The increase in customer support revenue was primarily the result of the increase in our DSA installed customer base as well as increased revenue from TSA.

Customer support revenue increased 12%, or $0.9 million, to $8.2 million for the year ended December 31, 2010 from $7.3 million for the year ended December 31, 2009.  The increase in customer support revenue was primarily the result of the increase in our DSA installed customer base as well as increased revenue from TSA.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $7.4 million, $8.6 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 14%, or $0.8 million, to $5.2 million for the year ended December 31, 2011 from $6.0 million for the year ended December 31, 2010.  The decrease in costs was primarily the result of reduced staff, subcontractors and third party software expense, all a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 53% for the year ended December 31, 2011 from 41% for the year ended December 31, 2010.  The increase in costs as a percentage of licenses fees and services revenue is primarily related to lower revenue during the period.

Costs of revenue for license fees and services increased 9%, or $0.5 million, to $6.0 million for the year ended December 31, 2010 from $5.5 million for the year ended December 31, 2009.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 41% for the year ended December 31, 2010 from 31% for the year ended December 31, 2009.The increase in costs and as a percentage of license fees and services revenue was primarily the result of increased effort and on site presence on projects as well as lower revenue during the period.

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 14%, or $0.4 million, to $2.2 million for the year ended December 31, 2011 from $2.6 million for the year ended December 31, 2010.  The decrease in costs is related to fewer hours spent on support projects. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 24% for the year ended December 31, 2011 from 32% for the year ended December 31, 2010. The decrease in costs as a percentage of customer support revenue is due primarily to the aforementioned decrease in costs as well as increased revenue during the period.

Costs of revenue for customer support decreased 10%, or $0.3 million, to $2.6 million for the year ended December 31, 2010 from $2.9 million for the year ended December 31, 2009.  The decrease was primarily due to increased reliance on our less expensive Indian labor. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 32% for the year ended December 31, 2010 from 40% for the year ended December 31, 2009. The decrease as a percentage of customer support revenue was primarily due to decreased employee costs, which includes an increased reliance on our less expensive Indian workforce as well as increased revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 3%, or $0.2 million, to $6.2 million for the year ended December 31, 2011 from $6.4 million for the year ended December 31, 2010.  The decrease in costs is primary related to lower marketing expenses related to cost control initiatives.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2011 increased to 33% from 28% for the year ended December 31, 2010.  These increase as a percentage of revenue is primarily due to lower revenue during the period.

Sales and marketing expenses decreased 8%, or $0.5 million, to $6.4 million for the year ended December 31, 2010 from $6.9 million for the year ended December 31, 2009.  The decrease in expenses was primarily due to lower incentive compensation costs as a result of lower sales orders and revenue during the year. As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2010 and December 31, 2009 remained constant at 28%.

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses decreased 18%, or $0.8 million, to $3.6 million for the year ended December 31, 2011 from $4.4 million for the year ended December 31, 2010.  The decrease in costs was primarily due to lower incentive compensation, equity compensation and professional fees. As a percentage of total revenue, general and administrative expenses decreased to 19% for the year ended December 31, 2011 from 20% for the year ended December 31, 2010.  The decrease in expenses as a percentage of revenue is primarily related to the aforementioned decreased expenses, partially offset by lower revenue during the period.

General and administrative expenses decreased 6%, or $0.3 million, to $4.4 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009.  The decrease in costs was primarily due to decreased incentive compensation expenses due to lower revenue and decreased professional fees. As a percentage of total revenue, general and administrative expenses increased to 20% for the year ended December 31, 2010 compared to 19% for the year ended December 31, 2009. The increase in costs as a percentage of revenue is primarily due to decreased revenue during the period, partially offset by the aforementioned decreased costs.

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses remained at $2.5 million for the years ended December 31, 2011 and the year ended December 31, 2010.  As a percentage of total revenue, product development expenses increased to 13% in 2011 from 11% in 2010.  The increase as a percentage of total revenue is due to lower revenue during the period.

Product development expenses increased 11%, or $0.2 million, to $2.5 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009.  As a percentage of total revenue, product development expenses increased to 11% in 2010 from 9% in 2009.  The increased investment in product development was primarily from increased investment in DSA.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses stayed approximately $0.3 million for the years ended December 31, 2011 and 2010.  This decrease was a result of certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense remained at 2% for the years ended December 31, 2011 and 2010.

Depreciation expenses increased 21% or $60,000, to $347,000 for the year ended December 31, 2010 from $287,000 for the year ended December 31, 2009.  As a percentage of revenue, depreciation expense was 2% and 1%, respectively for the years ended December 31, 2010 and 2009.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems U.K.  Amortization expenses decreased 19%, to $0.6 million for the year ended December 31, 2011 from $0.7 million for the year ended December 31, 2010.  As a percentage of revenue, amortization expense remained at 3% for the years ended December 31, 2011 and 2010. The decrease in amortization expense was due to purchased software assets of Evolving Systems UK becoming fully amortized during 2011.

Amortization expenses stayed approximately $0.7 million for the years ended December 31, 2010 and December 31, 2009.  As a percentage of revenue, amortization expense was 3% for the years ended December 31, 2010 and 2009. The decrease in amortization expense was due to the effects of the conversion of the British Pound Sterling to the US Dollar.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income increased 6139%, or $0.8 million, to $0.8 million for the year ended December 31, 2011 from $13,000 for the year ended December 31, 2010. The increase was due to interest from long-term investments.

Interest income decreased 48%, or $12,000, to $13,000 for the year ended December 31, 2010 from $25,000 for the year ended December 31, 2009. The decrease was a result of lower rates of return earned on our cash balances.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2011 decreased 86% or $88,000 to $14,000 as compared to $0.1 million for the year ended December 31, 2010.  This decrease was a result of the retirement our senior term loan and revolving credit facility in the first quarter of 2010.  The 2011 expense was primarily the interest of a capital lease.

Interest expense for the year ended December 31, 2010 decreased 81% or $0.4 million to $0.1 million as compared to $0.5 million for the year ended December 31, 2009.  This decrease was a result of lower debt balances due to the early retirement of our subordinated debt and accrued interest during 2009 and the retirement of our senior term loan and revolving credit facility in the first quarter of 2010.

Gain on sale of investments

Gain on the sale of investments for the year ended December 31, 2011 is $0.2 million.  The gain is a result of the sale of long-term investments.  There were no long-term investments for the years ended December 31, 2010 and 2009.

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  Foreign currency transaction gain of $0.3 million for the year ended December 31, 2011 compared to a $0.1 million loss for the year ended December 31, 2010 for a year over year improvement of 373% or $0.4 million.  The gain and loss were generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Foreign currency transaction expense decreased $0.5 million to a foreign currency loss of $0.1 million for the year ended December 31, 2010 compared to a $0.6 million foreign currency loss for the year ended December 31, 2009.  These losses were primarily generated by Evolving Systems U.K. transactions denominated in currencies other than its functional currency (mainly U.S. Dollars), which caused losses as the British Pound Sterling strengthened during 2010.

Income Tax Expense

We recorded income tax expense (benefit) of ($0.4) million, ($0.4) million and $41,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The net benefit during year ended December 31, 2011 consisted of current income tax expense of $0.2 million offset by a net deferred tax benefit of $0.6 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income tax related to our operations in India and alternative minimum tax (“AMT”). The majority of the U.K. income tax expense is related to unrecoverable foreign withholding taxes. The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to the partial release of our valuation allowance on our domestic deferred tax assets during the second quarter of 2011 as a result of the anticipated gain on Number Solutions Business which closed in the third quarter of 2011. We also had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we began to utilize minimum alternate tax (“MAT”) payments made during our tax holiday.  These MAT payments can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. In addition, we had a tax benefit related to intangible assets from our U.K.-based operations. The income tax benefit of $0.4 during the year ended December 31, 2010 consisted of current tax expense of $0.3 million offset by a deferred tax benefit of $0.7 million. The current tax expense consists of income tax from our U.K.-based operations, unrecoverable foreign withholding tax in the U.S. and MAT from our Indian operations. The deferred tax benefit was related to intangible assets from our U.K.-based operations and losses from continuing operations in the U.S.

The income tax expense for the year ended December 31, 2009 of $41,000 consisted of current tax expense of $0.2 million partially offset by a deferred tax benefit of $0.2 million. The current tax expense for the year ended December 31, 2009 was primarily related to our U.K.-based operations and non-recoverable foreign withholding tax and AMT in the U.S. The deferred tax benefit was related to the intangible assets related to our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2011 and 2010, this deferred tax liability was $0.1 million and $0.3 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2011 and 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Discontinued Operations

On July 1, 2011, we completed the sale of our Number Solutions business for $39.4 million. During the third quarter of 2011, we recorded a $30.5 million gain on the asset disposition, net of taxes. The results of continuing operations were reduced by the revenue and costs associated with the business which are included in the Income from Discontinued Operations, net of tax, in our Consolidated Statements of Operations.

FINANCIAL CONDITION

Our working capital position of $11.7 million at December 31, 2011 reflects a slight decrease of $0.1 million from our working capital position of $11.8 million at December 31, 2010.  Our working capital position decreased minimally at December 31, 2011 despite an accrual of $22.3 million for a special cash dividend net of treasury stock, $2.2 million cash used to pay cash dividends and $1.3 million to buy back 178,889 shares of treasury stock pursuant to our stock repurchase program, which are currently being held as treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2011, our principal sources of liquidity were $34.3 million in cash and cash equivalents and $4.5 million in contract receivables, net of allowances.

Net cash provided by operating activities for the year ended December 31, 2011, 2010 and 2009 was $4.9 million, $5.8 million and $3.6 million, respectively.  The decrease in cash provided by operating activities for the year ended December 31, 2011 was due to decrease in accounts payable and accrued liabilities and an increase in prepaid and other assets, partially offset by an increase in contract receivables. Net cash provided by (used in) continuing operating activities was ($1.4) million, $14,000 and ($1.7) million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease in cash provided by continuing operating activities for the year ended December 31, 2011 was primarily due to a decrease in accounts payable and accrued liabilities and an increase in prepaid and other assets, partially offset by an increase in contract receivables.

The increase in cash provided by operating activities during the year ended December 31, 2010 compared to 2009 was related to optional pre-payments of accrued interest on our subordinated debt, which is classified as other long-term obligations and the change in the timing of our unearned revenue billings.

Net cash provided by (used in) investing activities was $20.1 million, ($0.4) million and ($0.5) million for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in cash provided by investing activities for the year ended December 31, 2011 was related to the Asset Sale partially offset by the purchase of investments.  During 2011, 2010 and 2009, we purchased $90,000, $0.3 million and $0.4 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.

Net cash provided by (used in) financing activities was ($1.4) million, $0.1 million and ($4.3) million for the years ended December 31, 2011, 2010 and 2009, respectively.  The net cash used in financing activities is primarily due to payments of $2.2 million for common stock dividends and $1.2 million for the purchase of treasury stock, partially offset by $2.0 million of proceeds from the exercise of stock options.  The net cash provided by financing activities during 2010 was primarily the result of cash received from the exercise of stock options of $3.0 million, offset by net payments of $1.8 million to retire our senior term notes and pay off our U.K. revolving credit facility, and $1.0 million for common stock dividends. The net cash used in financing activities during 2009 was primarily the result of $6.6 million of principal payments on long-term debt, partially offset by borrowings on our U.K. revolving credit facility of approximately $1.5 million and $0.8 million of proceed from the exercise of stock options. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2011 of $34.3 million;

•                  Our working capital balance of $11.7 million;

•                  Our demonstrated ability to generate positive operating cash flows;

•                  The declaration of our quarterly cash dividends of $0.05 per share for the first three quarters of 2011, the special cash dividend of $2.00 per share and the possibility of future dividends;

•                  Our treasury share purchases and the possibility of future purchases;

•                  Our backlog of approximately $12.6 million, including $7.8 million in license fees and services and $4.8 million in customer support at December 31, 2011; and

•                  Our planned capital expenditures of less than $1.0 million during 2012.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2011, 2010 and 2009, the effect of exchange rate changes resulted in a ($59,000), ($43,000) and $0.7 million increase (decrease) to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2011, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2012	2013	2014	2015 and thereafter
Capital lease	$8	$8	$—	$—	$—
Operating leases	1,282	743	212	212	115
Total commitments	$1,290	$751	$212	$212	$115

On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.3 million in total net of treasury stock, payable January 3, 2012, to stockholders of record December 12, 2011. The dividend was accrued as of December 31, 2011 for $22.3 million and paid on January 3, 2012.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  As of December 31, 2011 and 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

We performed our annual goodwill impairment test as of July 31, 2011, which we had $16.9 million of goodwill included the following reporting units, License and Services (“L&S”) — UK of $7.6 million and Customer Support (“CS”) — UK of $9.3 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2011 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  A hypothetical 5% decrease in the estimated fair value of our CS-UK reporting unit still result in the estimated fair value exceeding its carrying value.  However, a hypothetical 5% decrease in the estimated fair value of our L&S-UK reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit.

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchase of Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These definite life assets are amortized using the straight-line method over their estimated lives.

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

We did not capitalize any internal software development costs during the years ended December 31, 2011, 2010, or 2009. In addition, we did not have any capitalized internal software development costs included in our December 31, 2011 and 2010 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

As of December 31, 2011, we had approximately $16.4 million in long-term investments.  All of our corporate debt security investments are concentrated within the senior secured notes of a single issuer.  Any significant adverse developments in that issuer’s business, industry, operations or financial condition could have a disproportionately adverse impact on the value of our investment, our receipt of interest and principal payments under the notes, or our financial condition and operating results.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2011	2010
British pound sterling	0.64701	0.64638
Indian rupee	54.52563	45.55809

	For the Years Ended December 31,
Average rates:	2011	2010	2009
British pound sterling	0.62347	0.64675	0.64138
Indian rupee	47.21531	45.96229	48.44708

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 30, 2012

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$34,290	$10,801
Short-term restricted cash	50	—
Contract receivables, net of allowance for doubtful accounts of $52 and $520 at December 31, 2011 and December 31, 2010, respectively	4,540	5,502
Unbilled work-in-progress	1,361	1,519
Prepaid and other current assets	1,259	1,251
Interest receivable, long-term investments, related parties	357	—
Current assets of discontinued operations	—	7,374
Total current assets	41,857	26,447
Long-term investments, related party	16,448	—
Property and equipment, net	369	625
Amortizable intangible assets, net	584	1,123
Goodwill	15,782	15,797
Long-term restricted cash	2	50
Other long-term assets	—	2
Long-term assets of discontinued operations	—	6,407
Total assets	$75,042	$50,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$8	$13
Accounts payable and accrued liabilities	3,657	3,586
Income taxes payable	848	—
Dividends payable	22,271	532
Deferred income taxes	—	21
Unearned revenue	3,401	2,863
Current liabilities of discontinued operations	—	7,620
Total current liabilities	30,185	14,635
Long-term liabilities:
Capital lease obligations, net of current portion	—	4
Deferred income taxes	145	51
Long-term liabilities of discontinued operations	—	4
Total liabilities	30,330	14,694

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,314,493 shares issued and 11,135,604 outstanding as of December 31, 2011 and 10,651,431 shares issued and outstanding as of December 31, 2010	11	11
Additional paid-in capital	90,062	87,435
Treasury stock 178,889 and 0 shares as of December 31, 2011 and December 31, 2010, respectively, at cost	(1,253)	—
Accumulated other comprehensive loss	(4,247)	(3,704)
Unrealized losses on investments, related parties, net of tax	(284)	—
Accumulated deficit	(39,577)	(47,985)
Total stockholders’ equity	44,712	35,757
Total liabilities and stockholders’ equity	$75,042	$50,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2011	2010	2009
REVENUE
License fees and services	$9,772	$14,637	$17,464
Customer support	9,251	8,179	7,275
Total revenue	19,023	22,816	24,739

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,187	6,015	5,500
Costs of customer support, excluding depreciation and amortization	2,232	2,601	2,902
Sales and marketing	6,238	6,410	6,934
General and administrative	3,650	4,465	4,743
Product development	2,484	2,486	2,244
Depreciation	342	347	287
Amortization	560	688	696
Restructuring and other recovery	1,100	—	—
Total costs of revenue and operating expenses	21,793	23,012	23,306

Income (loss) from operations	(2,770)	(196)	1,433

Other income (expense)
Interest income	192	13	25
Interest income, related party	619	—	—
Interest expense	(14)	(102)	(547)
Other income	62	—	—
Gain on sale of investments	221	—	—
Foreign currency exchange gain (loss)	330	(121)	(574)
Other income (expense), net	1,410	(210)	(1,096)

Income (loss) from continuing operations before income taxes	(1,360)	(406)	337

Income tax expense (benefit)	(405)	(422)	41
Income (loss) from continuing operations	(955)	16	296
Income from discontinued operations, net of tax	33,264	5,337	4,528
Net income	$32,309	$5,353	$4,824

Basic income (loss) per common share — continuing operations	$(0.09)	$0.00	$0.03
Diluted income (loss) per common share - continuing operations	$(0.09)	$0.00	$0.03

Basic income per common share - discontinued operations	$3.06	$0.52	$0.46
Diluted income per common share - discontinued operations	$2.97	$0.49	$0.45

Basic income per common share - net income	$2.97	$0.53	$0.49
Diluted income per common share - net income	$2.88	$0.49	$0.48

Cash dividend declared per common share	$2.15	$0.15	$—

Weighted average basic shares outstanding	10,871	10,174	9,816
Weighted average diluted shares outstanding	11,202	10,815	10,145

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2008	9,753,392	$10	$81,824	$—	$(5,270)	$(56,622)	$19,942

Stock option exercises	141,804	—	743	—	—	—	743
Common Stock issued pursuant to the Employee Stock Purchase Plan	35,486	—	68	—	—	—	68
Stock-based compensation expense	—	—	864	—	—	—	864
Comprehensive income:				—
Net income	—	—	—	—	—	4,824
Foreign currency translation adjustment	—	—	—	—	2,028	—
Comprehensive income							6,852
Balance at December 31, 2009	9,930,682	$10	$83,499	$—	$(3,242)	$(51,798)	$28,469
Stock option exercises	662,795	1	2,909	—	—	—	2,910
Common Stock issued pursuant to the Employee Stock Purchase Plan	9,204	—	52	—	—	—	52
Stock-based compensation expense	—	—	943	—	—	—	943
Excess tax benefits from stock-based compensation	—	—	32	—	—	—	32
Restricted stock issuance	48,750	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(1,540)	(1,540)
Comprehensive income (loss):				—
Net income	—	—	—	—	—	5,353
Foreign currency translation adjustment	—	—	—	—	(462)	—
Comprehensive income							4,891
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	660,069	—	1,964	—	—	—	1,964
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,334	—	33	—	—	—	33
Stock-based compensation expense	—	—	592	—	—	—	592
Excess tax benefits from stock-based compensation	—	—	38	—	—	—	38
Restricted stock cancellations, net of issuance	(2,341)	—	—	—	—	—	—
Treasury stock	(178,889)	—	—	(1,253)	—	—	(1,253)
Common stock cash dividends	—	—	—	—	—	(23,901)	(23,901)
Comprehensive income (loss):				—
Net income	—	—	—	—	—	32,309
Unrealized losses on investments, related party, net of tax				—	(284)
Foreign currency translation adjustment	—	—	—	—	(543)	—
Comprehensive income							35,088
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,309	$5,353	$4,824
Income from discontinued operations	33,264	5,337	4,528
Income from continuing operations	(955)	16	296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	342	347	287
Amortization of intangible assets	560	688	696
Amortization of debt issuance costs	11	83	142
Stock based compensation	573	902	843
Accretion of discount on marketable securities	(6)	—	—
Gain on sale of marketable securities	(221)	—	—
Unrealized foreign currency transaction (gains) and losses, net	(330)	121	574
Benefit from deferred income taxes	(550)	(668)	(197)
Change in operating assets and liabilities:
Contract receivables	855	(677)	(1,437)
Unbilled work-in-progress	176	67	419
Prepaid and other assets	(417)	480	(609)
Accounts payable and accrued liabilities	(1,913)	(653)	(853)
Unearned revenue	511	(692)	(490)
Other long-term obligations	—	—	(1,403)

Net cash provided by (used in) operating activities of continuing operations	(1,364)	14	(1,732)
Net cash provided by operating activities of discontinued operations	6,277	5,741	5,376
Net cash provided by operating activities	4,913	5,755	3,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90)	(326)	(423)
Proceeds from sale of business, net	37,509	—	—
Purchase of marketable securities	(5,979)	—	—
Purchase of marketable securities, related party	(16,895)	—	—
Proceeds from sale of marketable securities	6,200	—	—
Restricted cash	(2)	—	50
Net cash provided by (used in) investing activities of continuing operations	20,743	(326)	(373)
Net cash used in investing activities of discontinued operations	(670)	(74)	(101)
Net cash provided by (used in) investing activities	20,073	(400)	(474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(10)	(11)	(10)
Principal payments on long-term debt	—	(1,811)	(6,550)
Proceeds from issuance of long-term debt	—	—	1,469
Common stock cash dividends	(2,170)	(1,008)	—
Purchase of treasury stock	(1,253)	—	—
Proceeds from the issuance of stock	1,997	2,961	811
Net cash provided by (used in) financing activities of continuing operations	(1,436)	131	(4,280)
Net cash used in financing activities of discontinued operations	(2)	(11)	(11)
Net cash provided by (used in) financing activities	(1,438)	120	(4,291)

Effect of exchange rate changes on cash	(59)	(43)	707

Net increase (decrease) in cash and cash equivalents	23,489	5,432	(414)
Cash and cash equivalents at beginning of period	10,801	5,369	5,783
Cash and cash equivalents at end of period	$34,290	$10,801	$5,369

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$3	$21	$1,822
Income taxes paid	1,854	365	844
Common stock dividend declared	23,901	532	—
Property and equipment purchased and included in accounts payable	10	5	10
Unrealized loss on investments, related party	(452)	—	—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that support the activation of M2M devices with intermittent or infrequent usage patterns.

Discontinued Operations - On April 21, 2011, we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39.4 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. On July 1, 2011, we completed the Asset Sale of the Numbering Business. There was no post-closing working capital adjustment. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 15, Discontinued Operations, for more information regarding the Asset Sale.

Principles of Consolidation — The consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency — Our functional currency is the U.S. dollar.  The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Goodwill - Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Goodwill recorded in conjunction with our purchases of CMS Communications, Inc. (“CMS”) and Telecom Software Enterprises, LLC (“TSE”) was sold as part of the Asset Sale of our Numbering Business and the related U.S. customer support goodwill was classified as long-term assets of discontinued operations in the December 31, 2010 Consolidated Balance Sheet.

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchases of CMS,TSE and Tertio Telecoms Ltd. (“Evolving Systems U.K.”).  These assets are amortized using the straight-line method over their estimated lives.

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

Intangible assets acquired in conjunction with our purchases of TSE and CMS were fully amortized and were part of the Asset Sale of our Numbering Business.

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

The valuation techniques used to measure our marketable debt securities were derived from quoted prices in active markets for identical assets or liabilities.

Cash, Cash Equivalents and Marketable Securities - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable debt securities have been classified and accounted for as available-for-sale and are reported at fair value.  Unrealized gains and losses related to changes in the fair value of securities are recognized in the accumulated other comprehensive income, net of tax in our consolidated balance sheets.  Changes in the fair value of available-for sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.  We review our marketable debt securities to determine if the securities are other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made.  In making the judgment, we evaluate, among other things, the duration and extent to which the fair value of the securities are less than its cost, the financial condition of the issuer and any changes thereto, our intent to sell, or whether it is more likely than not it will be required to sell, the securities before recovery of the investment’s amortized cost basis.  Management’s assessment on whether a security is other-than-temporarily impaired, could change in the future due to new developments or changes in assumptions related to our security.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

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

Restricted Cash — As of December 31, 2011 and 2010, we had $50,000 of restricted cash, related to our headquarters lease and $2,000 related to our Germany lease.  The restricted cash will become unrestricted at the expiration of our leases in 2012.

Contract Receivables and Allowance for Doubtful Accounts — Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in accounts receivable. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowance for doubtful accounts monthly and past due balances over 90 days are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

The following table reflects the activity in the allowance for doubtful accounts:

				Write-	Effects of
				Off	Foreign
		Balance at	Bad Debt	Charged	Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2011	Allowance for doubtful accounts	$520	$—	$(468)	$—	$52
2010	Allowance for doubtful accounts	$534	$—	$(14)	$—	$520
2009	Allowance for doubtful accounts	$534	$—	$—	$—	$534

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments, contract receivables and unbilled work-in-progress. We perform on-going evaluations of customers’ financial condition and, generally, require no collateral from customers.

A substantial portion of our revenue is from a limited number of customers, all in the telecommunications industry.

For the year ended December 31, 2011, one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe. For the years ended December 31, 2010 and 2009, two significant customers accounted for 23% (12% and 11%) and 25% (13% and 12%) of revenue from continuing operations. These customers are large telecommunications operators in Europe and Asia.

As of December 31, 2011, three significant customers accounted for approximately 32% (12%, 10% and 10%) of contract receivables and unbilled work-in-progress.  These customers are two large telecommunications operators in Europe and one in Africa.  At December 31, 2010, one significant customer accounted for approximately 12% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator located in Europe.

As of December 31, 2011 our corporate debt security investments are concentrated within one issuer, which is a related party (see note 15). These debt securities are senior secured and our holdings represent approximately 7% of the total series of senior secured notes.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). No losses related to such balances have been incurred to date. In October 2008, through the temporary Transaction Account Guarantee Program (“TAGP”), full coverage is offered for non-interest bearing deposit accounts at FDIC-insured institutions that agree to participate in the program and remained in effect for participating institutions through December 31, 2011. As of December 31, 2011 and 2010, our U.S. funds are held with a bank that is participating in the TAGP. The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, extended the unlimited FDIC coverage of funds held in noninterest bearing transaction accounts through December 31, 2012.

Our funds not under any FDIC program were $7.5 million and $6.1 million as of December 31, 2011 and 2010, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million, $0.5 million and $0.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2011, 2010, or 2009. In addition, we did not have any capitalized internal software development costs included in our December 31, 2011 and 2010 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

Property and Equipment and Long-Lived Assets — Property and equipment are stated at cost or estimated fair value if acquired in an acquisition, less accumulated depreciation, and are depreciated over their estimated useful lives, or the lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair costs are expensed as incurred.

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

Income Taxes — We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning March 31, 2012 and will result in presentation changes only.

In September 2011, the Financial Accounting Standards Board issued guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance will become effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as long-term marketable securities as of December 31, 2011 (in thousands)

	December 31, 2011
	Adjusted	Unrealized	Unrealized	Fair	Long-term
	Cost	Gains	Losses	Value	Investments
Level:2
Corporate debt securities	$16,900	$—	$(452)	$16,448	$16,448

As of December 31, 2011 the unrealized losses of $284,000, net of tax of $168,000, are related to long-term corporate debt securities. We may sell certain corporate debt securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. We recognized $0.2 million of net realized gains during the year ended December 31, 2011 related to sales of corporate debt securities.   Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

We consider the declines in market value of our corporate debt securities investment portfolio to be temporary in nature. Our investment policy requires investments to be rated B- or better. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2011, we did not recognize any impairment charges. As of December 31, 2011, we do not consider any of our investments to be other-than-temporarily impaired.

As of December 31, 2011 all of our corporate debt security investments are concentrated within the senior secured notes of a single issuer, which is a related party (see note 15).  Our corporate debt securities mature on April 15, 2017 and earn interest at a rate of 10%. The senior notes are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of the issuer, rank senior in right of payment to existing and future subordinated indebtedness of the issuer and upon the occurrence of certain changes of control (as defined in the senior notes indenture), the issuer must give holders of the senior notes an opportunity to sell their notes to the issuer at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. During the year ended December 31, 2011, we recorded interest income of $0.7 million and have interest receivable of $0.4 million.  These debt securities represent approximately 7% of the issuer’s total series of senior secured notes. Any significant adverse developments in that issuer’s business, industry, operations or financial condition could have a disproportionately adverse impact on the value of our investment, our receipt of interest and principal payments under the notes, or our financial condition and operating results.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2009	$7,274	$8,988	$16,262
Effects of changes in foreign currency exchange rates	(208)	(257)	(465)
Balance as of December 31, 2010	7,066	8,731	15,797
Effects of changes in foreign currency exchange rates	(7)	(8)	(15)
Balance as of December 31, 2011	$7,059	$8,723	$15,782

All U.S. goodwill, approximately $6.7 million, was sold as part of the Asset Sale. The $6.7 million of U.S. goodwill was related to our acquisitions of TSE and CMS. On April 19, 2011, we entered into an agreement with Lisa Marie Maxson and Peter McGuire (collectively, the “TSE Sellers”) to amend certain terms and conditions of the Acquisition Agreement entered into by and among the parties on October 15, 2004 (“TSE Acquisition Agreement”), in which we acquired all of the issued and outstanding ownership interests of the TSE Sellers in TSE.  Under the terms of TSE Acquisition Agreement, the TSE Sellers were entitled to payment of up to $1 million (“NPAC Deferred Payment”) if we entered into certain dispositions or restrictions relative to the TSE software product referred to in the Acquisition Agreement as the “NPAC SMS Simulator.” The Asset Sale included certain assets of ours including the NPAC SMS Simulator. Under the terms of the agreement we agreed to pay the TSE Sellers $325,000 on or before May 2, 2011 and $325,000 upon closing of the Asset Sale.  The total amount was paid in 2011 and included in the costs of discontinued operations.

We conducted our annual goodwill impairment test as of July 31, 2011, and we determined that goodwill was not impaired as of the test date. From July 31, 2011 through December 31, 2011, we believe no events have occurred that may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of December 31, 2011 and 2010, identifiable intangibles were as follows (in thousands):

	December 31, 2011			December 31, 2010			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,376	$1,376	$—	$1,377	$1,240	$137	4.6 yrs
Trademarks and tradenames	694	545	149	694	446	248	7.0 yrs
Business partnerships	113	113	—	113	102	11	5.0 yrs
Customer relationships	2,031	1,596	435	2,034	1,307	727	5.3 yrs
	$4,214	$3,630	$584	$4,218	$3,095	$1,123	5.2 yrs

(1)           Changes in intangible values as of December 31, 2011 compared to December 31, 2010 are the direct result of changes in foreign currency exchange rates for the years then ended.

Amortization expense of identifiable intangible assets was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2011 was as follows (in thousands):

Years ending December 31,
2012	$389
2013	195
$584

NOTE 4 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2011	2010
Property and equipment:
Computer equipment and purchased software	$4,030	$3,945
Furniture, fixtures and leasehold improvements	1,069	1,069
	5,099	5,014
Less accumulated depreciation	(4,730)	(4,389)
	$369	$625

	2011	2010
Assets acquired under capital lease:
Original book value	$29	$29
Accumulated amortization	(29)	(27)
Net book value	$—	$2

Depreciation expense was $0.3 million for each of the years ended December 31, 2011, 2010 and 2009.

Included in computer equipment and purchased software at December 31, 2011 and 2010 are assets under capital lease. Depreciation expense related to assets under capital leases was $2,000, $7,000 and $8,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

	December 31,
	2011	2010
Accounts payable and accrued liabilities:
Accounts payable	$419	$628
Accrued compensation and related expenses	1,678	1,571
Accrued liabilities	1,560	1,387
	$3,657	$3,586

NOTE 5 - INCOME TAXES

The pre-tax income (loss) from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31
	2011	2010	2009

Domestic	$(1,708)	$(2,615)	$(2,895)
Foreign	348	2,209	3,232
Total	$(1,360)	$(406)	$337

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31
	2011	2010	2009
Current:
Federal	$(34)	$(52)	$(225)
Foreign	296	459	463
State	(93)	(143)	—
Total current	169	264	238
Deferred:
Federal	(75)	(444)	—
Foreign	(490)	(197)	(197)
State	(9)	(45)	—
Total deferred	(574)	(686)	(197)
Total	$(405)	$(422)	$41

As of December 31, 2011 and 2010, we had federal net operating loss carryforwards (“NOL”) of approximately $12.0 million and $45.0 million, respectively, related to U.S. federal and state jurisdictions.  The federal net operating loss expires at various times beginning in 2022 and ending in 2027.  As of December 31, 2011 and 2010, we had state NOL’s of approximately $36.2 million and $36.7 million, respectively.  The state NOL’s expires at various times beginning in 2012 and ending in 2027.  In addition, we have research and experimentation credit carryforwards of approximately $1.0 million which $0.7 million may expire in 2012 and the remainder in 2018.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our $12.0 million of federal NOL’s are related to stock compensation expense, the benefit of which, if realized, will be an increase to additional paid-in capital as opposed to a reduction in tax expense.  In 2011, Evolving Systems was subject to alternative minimum tax in the amount of $674,000.  The Internal Revenue Code places certain limitations on the annual amount of NOL’s which can be utilized if certain changes in ownership occur.  Changes in our ownership have not occurred, and our NOL’s are not limited as of December 31, 2011.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,706	$16,193
Research & experimentation credit carryforwards	954	841
Equity compensation	611	708
AMT Credit	769	97
Depreciable assets	95	419
Acquired intangibles	—	501
Accrued liabilities and reserves	184	166
Other	362	—
Total deferred tax assets	7,682	18,925

Deferred tax liabilities
Undistributed foreign earnings	(1,476)	(1,049)
Acquired intangibles	(141)	(303)
Total deferred tax liability	(1,617)	(1,352)

Net deferred tax assets, before valuation allowance	6,065	17,573
Valuation allowance	(6,209)	(17,645)

Net deferred tax asset (liability)	$(145)	$(72)

Financial statement classification:
Current deferred tax asset (liability)	$—	$(21)
Long-term deferred tax asset (liability)	(145)	(51)
Net deferred tax asset (liability)	$(145)	$(72)

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2011 and 2010, this deferred tax liability was $0.1 million and $0.3 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income/(loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

U.S. federal income tax expense at statutory rates	$(463)	$(138)	$114
State income tax expense, net of federal impact	(8)	(2)	2
Foreign rate differential	204	(21)	62
Foreign deemed dividends	—	114
Undistributed foreign earnings	134	55	303
Change in valuation allowance	(247)	(132)	29
Equity compensation	(253)	39	27
Research and development credits (expenses)	(803)	(468)	(644)
Foreign taxes	627	64	122
State NOL and other, net	404	67	26

Income tax expense	$(405)	$(422)	$41

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

As of December 31, 2011 and 2010, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable have been reduced by the AMT tax benefits from employee stock plan awards. We had net excess tax benefits from employee stock plan awards of $38,000 and $32,000, respectively for the years ended December 31, 2011 and 2010, which was reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, ESI or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008.  During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used for offshore product development. We were granted a tax holiday by India which expired in March 2011. Under the terms of the tax holiday, with the exception of the minimum alternate tax, we were not liable for income taxes associated with our operations in India.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock Dividend

On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.3 million in total, net of treasury stock, payable on January 3, 2012, to stockholders of record December 12, 2011. The dividend was accrued as of December 31, 2011 for $22.3 million and paid on January 3, 2012. During 2011, our Board of Directors declared and paid a first, second and third quarter cash dividend of $.05 per share each.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Treasury Stock

Beginning on May 20, 2011, and continuing through December 31, 2012, we intend to make re-purchases of our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, will be based on market and business conditions as well as other factors.  We are not obligated to purchase any shares.  Purchases under the program can be discontinued at any time we determine additional purchases are not warranted.

From the inception of the plan through December 31, 2011, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury and recorded at cost as a component of stockholders’ equity.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

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

NOTE 7 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.6 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cost of license fees and services, excluding depreciation and amortization	$39	$46	$57
Cost of customer support, excluding depreciation and amortization	5	6	5
Sales and marketing	67	110	142
General and administrative	411	641	557
Product development	51	99	82
Share based compensation - continuing operations	573	902	843
Discontinued operations	19	41	21
Total share based compensation	$592	$943	$864

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2011 and 2010, 0.4 million and 1.1 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At December 31, 2011 and 2010, 50,000 options remained outstanding under this plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2011, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At December 31, 2011, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended. At December 31, 2011 and 2010, 0.4 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the year ended December 31, 2011 and 2010, we awarded a total of 10,000 and 48,750 shares of restricted stock to members of our Board of Directors and senior management, respectively. During the years ended December 31, 2011 and 2010, 36,000 and 46,000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 12,000 and 625 shares of restricted stock during years ended December 31, 2011 and 2010, respectively. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	For the Years Ended December 31,
	2011	2010	2009
Expected term (years)	5.3	5.9	5.4
Risk-free interest rate	1.53%	2.54%	2.38%
Expected volatility	66.35%	73.76%	77.32%
Expected dividend yield	3.0%	0.3%	0.0%

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2011:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	2,264	$5.57	5.17	$4,304
Options granted	210	$6.28
Less options forfeited	(12)	$5.94
Less options exercised	(663)	$4.39
Options outstanding at December 31, 2010	1,799	$6.08	5.24	$5,939
Options granted	14	$6.78
Less options forfeited	(336)	$7.67
Less options exercised	(660)	$2.98
Options outstanding at December 31, 2011	817	$7.46	5.06	$1,635

Options exercisable at December 31, 2011	718	$7.82	4.68	$1,380

The following is a summary of stock options outstanding under the plans as of December 31, 2011:

				Stock Options
Stock Options Outstanding				Exercisable
		Weighted Avg.
	Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices	(in thousands)	(years)	Price	(in thousands)	Price
$ 1.56 - $3.92	155	6.32	$2.42	126	$2.61
$ 4.30 - $4.86	230	5.20	$4.50	229	$4.50
$ 6.16 - $9.28	322	5.36	$7.77	253	$8.19
$ 15.98 - $23.56	110	2.11	$19.82	110	$19.82
	817	5.06	$7.46	718	$7.82

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3.12, $3.89 and $2.53 respectively.

As of December 31, 2011, there were approximately $0.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 1.7 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $2.8 million, $2.1 million and $0.2 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.9 million and $0.9 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $35,000, $61,000 and $61,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash received from stock option exercises was $2.0 million, $2.9 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2011, resulted in approximately 95,000 shares issued and 124,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the years ended December 31, 2010 or 2009.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2011, there were approximately 73,000 shares available for purchase. For the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense of $7,000, $12,000 and $20,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2011	2010	2009
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.06%	0.13%	0.12%
Expected volatility	39.99%	61.38%	65.30%
Expected dividend yield	2.7%	1.2%	0%

Cash received from employee stock plan purchases was approximately $33,000, $52,000 and $68,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  We issued shares related to the ESPP of 5,000, 9,000 and 35,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8 — BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. We may make discretionary matching contributions. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the years ended December 31, 2010 and 2009, we made a matching contribution using our cash balances of

$0.2 million and $0.1 million, respectively. For the year ended December 31, 2011, we will make a matching contribution using funds available in the 401(k) Plan’s forfeiture account.

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

During 2011, 2010 and 2009, we recorded a consolidated expense of $0.4 million, $0.5 million and $0.5 million, under the aforementioned plans, respectively.

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

	For the Years Ended December 31,
	2011	2010	2009
Basic income (loss) per share:
Income (loss) from continuing operations	$(955)	$16	$296
Income from discontinued operations, net of tax	$33,264	$5,337	$4,528
Net income	$32,309	$5,353	$4,824

Basic weighted average shares outstanding	10,871	10,174	9,816

Basic income (loss) per share:
Continuing operations	$(0.09)	$0.00	$0.03
Discontinued operations	$3.06	$0.52	$0.46
Net Income	$2.97	$0.53	$0.49

Diluted income (loss) per share:
Income (loss) from continuing operations	$(955)	$16	$296
Income from discontinued operations, net of tax	$34,319	$5,337	$4,528
Net income	$32,309	$5,353	$4,824

Weighted average shares outstanding	10,871	10,174	9,816
Effect of dilutive securities - options	331	641	329
Diluted weighted average shares outstanding	11,202	10,815	10,145

Diluted income (loss) per share:
Continuing operations	$(0.09)	$0.00	$0.03
Discontinued operations	$2.97	$0.49	$0.45
Net Income	$2.88	$0.49	$0.48

Weighted average options to purchase approximately 0.3 million, 0.4 million and 1.1 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

For the year ended December 31, 2011 continuing operations exclude 0.3 million shares from the diluted share calculation as they were antidilutive as a result of the loss.

NOTE 10  — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, London, Bath and Marlow, England, Munich, Germany, Bangalore, India and Kuala Lumpur, Malaysia.  Our Marlow office has been cancelled effective January 31, 2012.  Rent expense was $0.5 million, $0.5 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense is net of sublease rental income of $180,000, $0 and $7,000 for the year ended December 31, 2011, 2010 and 2009, respectively.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1. Our London, England facility had a six month rent free period at the beginning of its lease starting March 30, 2010. Our Bath, England facility contains a clause that adjusts the lease rate one time over the five year term on September 27, 2012. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2011 are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$743	$8
2013	212	—
2014	212	—
2015	115	—
Total minimum lease payments	$1,282	8
Less: Amount representing interest		—
Principal balance of capital lease obligations		8
Less: Current portion of capital lease obligations		(8)
Long-term portion of capital lease obligations		$—

As of December 31, 2011 the total amount of minimum rental to be received in the future under a non-cancellable sublease is $0.3 million.

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was serving, at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2011 and 2010.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2011 and 2010.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2011 and 2010.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2011 and 2010.

In relation to the acquisitions of Evolving Systems U.K. we agreed to indemnify certain parties from any losses, actions, claims, damages or liabilities (or actions in respect thereof) resulting from any claim raised by a third party.  We do not believe that there will be any claims related to these indemnifications. Accordingly, we did not record any liabilities for these agreements as of December 31, 2011 and 2010.

(c)                                 Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 11  — SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Vice President of Finance as our chief operating decision-makers (“CODM”). These chief operating decision makers review revenue by segment and review overall results of operations.

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue
License fees and services	$9,772	$14,637	$17,464
Customer support	9,251	8,179	7,275
Total revenue	19,023	22,816	24,739

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	4,585	8,622	11,964
Customer support	7,019	5,578	4,373
	11,604	14,200	16,337
Unallocated Costs
Other operating expenses	12,372	13,361	13,921
Depreciation and amortization	902	1,035	983
Restructuring and other recovery	1,100	0	0
Interest income	(192)	(13)	(25)
Interest income, related party	(619)	—	—
Interest expense	14	102	547
Other income	(62)	—	—
Gain on sale of investments	(221)	—	—
Foreign currency exchange (gain) loss	(330)	121	574
Income (loss) from continuing operations before income taxes	$(1,360)	$(406)	$337

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

	For the Year Ended December 31, 2011
	L&S	CS	Total
Revenue
United Kingdom	$1,108	$2,148	$3,256
Indonesia	761	693	1,454
South Africa	827	645	1,472
Other	7,076	5,765	12,841
Total revenues	$9,772	$9,251	$19,023

	For the Year Ended December 31, 2010
	L&S	CS	Total
Revenue
United Kingdom	$2,412	$2,019	$4,431
Indonesia	2,193	436	2,629
Greece	1,581	390	1,971
Other	8,451	5,334	13,785
Total revenues	$14,637	$8,179	$22,816

	For the Year Ended December 31, 2009
	L&S	CS	Total
Revenue
United Kingdom	$2,650	$2,124	$4,774
Indonesia	2,966	123	3,089
Greece	1,456	341	1,797
Other	10,392	4,687	15,079
Total revenues	$17,464	$7,275	$24,739

	December 31,	December 31,
	2011	2010
Long-lived assets, net
United States	$84	$139
United Kingdom	16,566	17,240
Other	85	166
	$16,735	$17,545

NOTE 12 — RESTRUCTURING

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale and was completed by December 31, 2011.

We expensed $1.1 million during the year ended December 31, 2011 in connection with our restructuring. As of December 31, 2011, $0.5 million has been paid, and $0.6 million remains as an accrued liability.  The remaining liability will be fully paid by the fourth quarter of 2012.

NOTE 13 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the years ended December 31, 2011 and 2010, respectively, and components of the net gain on the transaction were as follows (in thousands):

	For the Years ended December 31,
	2011	2010	2009
Revenues	$6,553	$14,489	$13,457

Income before income tax	$2,788	$6,411	$5,252
Income tax expense	20	1,074	724
Gain on sale of discontinued operations, net of income tax	30,496	—	—
Income from discontinued operations, net of income tax	$33,264	$5,337	$4,528

The cash proceeds received from the Asset Sale amounted to approximately $39.4 million. Transaction costs were approximately $1.9 million. The net proceeds less transaction costs were $37.5 million. The sale is taxable for federal and state income tax purposes. Much of the federal income tax expense was absorbed by our NOL’s and we will owe AMT for federal tax purposes plus state taxes. We estimate income taxes owed related to the Asset Sale to be approximately $2.8 million. Amounts owed for income taxes are accrued on our balance sheet as of December 31, 2011.

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

The carrying amounts of major classes of assets and liabilities of the Numbering Business were as follows (in thousands):

	July 1,	December 31,
	2011	2010
Contract receivables, net	$946	$6,571
Unbilled work-in-progress	730	726
Prepaid and other current assets	153	77
Current assets of discontinued operations	$1,829	$7,374

Property and equipment, net	$292	$374
Goodwill	6,682	6,033
Long-term assets of discontinued operations	$6,974	$6,407

Accounts payable and accrued liabilities	$264	$185
Unearned revenue	5,502	7,435
Current liabilities of discontinued operations	$5,766	$7,620

Capital lease obligations, net of current portion	$—	$4
Other long-term obligations	$—	$4

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(restated)	(restated)
Year Ended December 31, 2011
Total revenue	$5,454	$4,445	$4,270	$4,854
Less: cost of revenue and operating expenses	5,796	5,614	4,787	5,596
Loss from operations	(344)	(1,169)	(517)	(742)
Income (loss) before income taxes	(236)	(1,157)	(142)	177
Income (loss) from continuing operations	(144)	(1,032)	(116)	337
Income (loss) from discontinued operations, net of tax	1,077	12,449	18,320	1,418
Net income	$933	$11,417	$18,204	$1,755
Net income per common share:
Basic income (loss) per common share - continuing operations	$(0.01)	$(0.10)	$(0.01)	$0.03
Diluted income (loss) per common share - continuing operations	$(0.01)	$(0.10)	$(0.01)	$0.03
Basic income per common share - discontinued operations	$0.10	$1.15	$1.68	$0.13
Diluted income (loss) per common share - discontinued operations	$0.10	$1.11	$1.64	$0.13
Basic income per common share - net income	$0.09	$1.05	$1.67	$0.16
Diluted income per common share - net income	$0.08	$1.02	$1.63	$0.16

Year Ended December 31, 2010
Total revenue	$6,154	$5,988	$5,460	$5,214
Less: cost of revenue and operating expenses	6,096	5,785	5,556	5,575
Income (loss) from operations	58	203	(96)	(361)
Income (loss) before income taxes	(20)	75	(47)	(414)
Income (loss) from continuing operations	(18)	67	(43)	10
Income from discontinued operations, net of tax	1,190	1,375	1,619	1,153
Net income	$1,172	$1,442	$1,576	$1,163
Net income per common share:
Basic income (loss) per common share — continuing operations	$(0.00)	$0.01	$(0.00)	$0.00
Diluted income (loss) per common share - continuing operations	$(0.00)	$0.01	$(0.00)	$0.00
Basic income per common share - discontinued operations	$0.12	$0.14	$0.16	$0.11
Diluted income per common share - discontinued operations	$0.11	$0.13	$0.15	$0.10
Basic income per common share - net income	$0.12	$0.14	$0.16	$0.11
Diluted income per common share - net income	$0.11	$0.13	$0.15	$0.10

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

Included in the net operating losses were amounts related to share-based compensation which are governed by Accounting Standards Codification (“ASC”) Topic 718 (previously Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123(R)”). The guidance in ASC Topic 718 states that deductions for excess tax benefits attributable to periods prior to the implementation of SFAS 123(R) should not be recognized until the benefit is realized and reduces income taxes payable. We have concluded that $3.9 million of this valuation allowance reversal during the quarter ended June 30, 2011 should not have occurred as the benefit has not been realized as of June 30, 2011.  During the quarter ended September 30, 2011, we completed the sale of our Numbering business and a change in the estimated taxable gain caused the valuation allowance to be reduced. This reduction in valuation allowance is recorded as an addition to additional paid-in-capital. The quarterly financial information above (Note 14) reflects the correction of this error and the restatements of the second and third quarter of 2011.

NOTE 15 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 as of December 31, 2011 and December 31, 2010. We recorded approximately $10,000, $10,000 and $2,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, on an as-needed basis. We recorded approximately $3,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2011. We had obligations in the consolidated balance sheets as of December 31, 2011 of $125 related to this agreement.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Executive Vice President and Chief Financial Officer held by Brian R. Ervine, effective November 30, 2011. We entered into a consulting agreement with Mr. Ervine to provide consulting services to the Company through December 31, 2012, on an as-needed basis. We recorded approximately $8,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the year ended December 31, 2011. We had obligations in the consolidated balance sheets as of December 31, 2011 of approximately $8,000 related to this agreement.

During the year ended December 31, 2011, we purchased $16.9 million of Primus Telecommunications Group, Inc. (“PTGI”) senior secured notes, net of purchase discounts, on the open market through a registered broker dealer. The Singer Family Trust, our largest shareholder, owns approximately 22% of our outstanding common shares and approximately 14% of the outstanding shares of PTGI.  Richard Ramlall, Senior Vice President of Corporate Development and Chief Communications Officer of PTGI, serves on our board of directors but is not on our Investment Committee of the Board and as such is not involved in any of our investment decisions. Nor is Mr. Ramlall involved with any oversight of the financial operations of PTGI.

During the year ended December 31, 2011, we recorded interest income of $0.6 million in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of December 31, 2011 the PTGI notes are held as a long-term investment on our Consolidated Balance Sheets at $16.5 million.  Additionally, we have interest receivable of $0.4 million from interest earned not yet due and other comprehensive income includes unrealized losses of $0.3 million, net of tax, both of which are related to the senior secured notes. The senior notes mature on April 15, 2017 and earn interest at a rate of 10% per year.

NOTE 16 — SUBSEQUENT EVENTS

On January 4, 2012, our compensation committee approved an adjustment to our outstanding stock options so option holders are not adversely affected by the special dividend declared on November 10, 2011. We adjusted all outstanding stock options as of January 4, 2012 to reflect the change in the price of our common stock on the day the dividend was paid of $7.72 (closing price) and the opening price on the following day of $6.04.

On March 7, 2012, our Board of Directors declared a first quarter cash dividend of $.05 per share, payable April 13, 2012, to stockholders of record March 19, 2012. We evaluated our December 31, 2011 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Our management, with the participation of the Chief Executive Officer and Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.   As described below under “Management’s Report on Internal Control Over Financial Reporting,” we determined that we had a material weakness in the internal control over financial reporting as of December 31, 2011.  As a result of this determination, the Company’s Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective and we are taking steps to correct the deficiencies.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  While process safeguards can reduce risks, because of inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment using the COSO criteria, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 as a result of a material weakness in internal controls as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2011, our management has concluded that the controls surrounding the completeness and accuracy of our accounting for income taxes were ineffective. Specifically, certain incorrect assumptions and the improper application of specific rules associated with excess tax deductions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related quarterly review and approval process.  The errors were discovered during the preparation and review of our Annual Report on Form 10-K and resulted in adjustments to the 2011 interim condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for our second and third quarters of 2011. Management evaluated the Company’s processes surrounding accounting for incomes taxes and determined that its internal controls with respect to the complex evaluation of deferred income tax valuation allowances and the related provision for income taxes were not sufficient to prevent or detect errors. Accordingly, management has concluded that this control deficiency constitutes a material weakness. The principal factors contributing to the material weakness were a lack of income tax expertise and a lack of detail in the documentation of our deferred tax assets.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us, as a smaller reporting company, to provide only management’s report in this Annual Report on Form 10-K.

Remediation Efforts on the Internal Controls Surrounding the Accounting for Income Taxes.  The Company is implementing enhancements to its internal controls over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These steps include continuing and increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness that was identified as of December 31, 2011.  Our management will monitor the effectiveness of our changed process on a quarterly basis and as part of our 2012 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2011, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2011, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2011, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2011, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2011 Proxy Statement, anticipated to be filed within 120 days of December 31, 2011, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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
2.1

Asset Purchase Agreement, dated as of April 21, 2011, by and between Evolving Systems, Inc. and NeuStar, Inc., as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on April 21, 2011 and incorporated herein by reference.

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

3.1(d)	Certificate of Designation for the Series C Junior Participating Preferred Stock, as filed as Exhibit 3.1(d) to the Registrant’s Form 8-K filed March 9, 2010 and incorporated herein by reference.
3.1(e)	Certificate of Elimination of the Series A Junior Participating Preferred Stock, as filed as Exhibit 3.1(e) to the Registrant’s Form 8-K filed March 9, 2010 and incorporated herein by reference.
3.1(f)

Certificate of Amendment to the Restated Certificate of Incorporation of Evolving Systems, Inc, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on July 21, 2010 and incorporated herein by reference.

3.1(g)

Certificate of Elimination of the Series C Junior Participating Preferred Stock of Evolving Systems, Inc, as filed as Exhibit 3.1(g) to the Registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference.

3.1(h)	Amendment to Article IV, Section 17 of the Evolving Systems, Inc. Bylaws, as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.
3.2†	Amended and Restated Bylaws.
3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii)(1) to the Registrant’s Form 8-K filed on August 8, 2007 and incorporated herein by reference.
3(ii)(2)	Amendment to Article IV, Section 17 of the Evolving Systems, Inc. Bylaws, as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.1 (a)*	James E. King Equity Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed March 22, 2007 and incorporated herein by reference.
4.1 (b)	Evolving Systems, Inc. 2007 Stock Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed July 25, 2007 and incorporated herein by reference.
4.2†	Specimen stock certificate representing shares of Common Stock.
4.3

Rights Agreement dated as of March 4, 2010, by and between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC, as filed as Exhibit 4 .1 to the Registrant’s Form 8-K filed on March 9, 2010 and incorporated herein by reference.

4.4

First Amendment to Rights Agreement dated as of December 10, 2009, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC,as filed as Exhibit 4.4 to the Registrant’s Form 10-K filed on March 8, 2010 and incorporated herein by reference.

4.5

Second Amendment to Rights Agreement dated as of April 20, 2010, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC, as filed as Exhibit 4.5 to the Registrant’s Form 10-Q filed on May 6, 2010 and incorporated herein by reference.

4.6

Third Amendment to Rights Agreement, dated as of February 11, 2011, between Evolving Systems, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, as filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on February 11, 2011 and incorporated herein by reference.

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

10.3† *	Employee Stock Purchase Plan.
10.4	Form of Amendment to Indemnification Agreement, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.5	Form of Change in Control Agreement, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.6	Consulting Agreement entered into with George A. Hallenbeck, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 15, 2010 and incorporated herein by reference.
10.7	Letter from Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed

December 14, 2010 and incorporated herein by reference.
10.8†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.9(a)*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9(b)*	Amendment to Management Change in Control Agreement — Brian R. Ervine as filed as Exhibit 10.20(b) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9(c)*	Amendment to Management Change in Control Agreement — Anita T. Moseley as filed as Exhibit 10.20(c) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9(d)*	Amendment to Management Change in Control Agreement — Stuart Cochran as filed as Exhibit 10.20(d) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.10	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.11	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2011 and incorporated herein by reference.
10.12	Agreement among Evolving Systems, Inc. and Lisa Marie Maxson and Peter McGuire, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 22, 2011 and incorporated herein by reference.
10.13(a)*	Employment Agreement entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(b)*	Employment Agreement entered into between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 99.2 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(c)*	Employment Agreement entered into between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.3 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(d)*

Amendment to Terms and Conditions of Employment between Evolving Systems Limited, Evolving Systems, Inc. and James King, as filed as Exhibit 99.4 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.

10.14*	Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.
10.15*	Consulting Agreement between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on November 16, 2011 and incorporated herein by reference.
10.16*	Legal Release between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 1, 2011 and incorporated herein by reference.
10.17*	Separation Letter from Evolving Systems, Inc. to Brian R. Ervine, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2011 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to the Consolidated Financial Statements.

†                                         Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.

*              Identifies each management contract or compensatory plan or arrangement.

**                                 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 30, 2012
Thaddeus Dupper

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thaddeus Dupper, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons n behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chairman and Chief Executive Officer	March 30, 2012
Thaddeus Dupper

By:	/s/ DANIEL J. MOORHEAD	Vice President, Finance & Administration	March 30, 2012
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 30, 2012
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 30, 2012
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 30, 2012
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 30, 2012
John B. Spirtos