Form 10-Q
period 2012-03-31
EVOLVING SYSTEMS INC
filed 2012-05-08
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 3, 2012 there were 11,221,879 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2012

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)
Condensed Consolidated Statements of Other Comprehensive income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)
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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,775	$34,290
Short-term restricted cash	52	50
Contract receivables, net of allowance for doubtful accounts of $77 and $52 at March 31, 2012 and December 31, 2011, respectively	3,114	4,540
Unbilled work-in-progress	1,760	1,361
Prepaid and other current assets	1,048	1,259
Interest receivable, long-term investments, related parties	785	357
Total current assets	20,534	41,857
Long-term investments, related party	17,225	16,448
Property and equipment, net	354	369
Amortizable intangible assets, net	503	584
Goodwill	16,328	15,782
Long-term restricted cash	—	2
Total assets	$54,944	$75,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$9	$8
Accounts payable and accrued liabilities	4,085	3,657
Income taxes payable	815	848
Dividends payable	558	22,271
Unearned revenue	2,599	3,401
Total current liabilities	8,066	30,185
Long-term liabilities:
Capital lease obligations, net of current portion	19	—
Deferred income taxes	415	145
Total liabilities	8,500	30,330

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,400,423 shares issued and 11,221,534 outstanding as of March 31, 2012 and 11,314,493 shares issued and 11,135,604 outstanding as of December 31, 2011	11	11
Additional paid-in capital	90,329	90,062
Treasury stock 178,889 shares as of March 31, 2012 and December 31, 2011, respectively at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(3,466)	(4,247)
Unrealized losses on investments, related parties, net of tax	200	(284)
Accumulated deficit	(39,377)	(39,577)
Total stockholders’ equity	46,444	44,712
Total liabilities and stockholders’ equity	$54,944	$75,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUE
License fees and services	$3,784	$3,143
Customer support	2,124	2,249
Total revenue	5,908	5,392

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,818	1,234
Costs of customer support, excluding depreciation and amortization	360	687
Sales and marketing	1,341	1,851
General and administrative	913	1,102
Product development	729	679
Depreciation	73	88
Amortization	99	178
Total costs of revenue and operating expenses	5,333	5,819

Income (loss) from operations	575	(427)

Other income (expense)
Interest income	21	8
Interest income, related party	432	—
Interest expense	(0)	(12)
Foreign currency exchange gain (loss)	(96)	110
Other income (expense), net	357	106

Income (loss) from continuing operations before income taxes	932	(321)
Income tax expense (benefit)	174	(92)
Income (loss) from continuing operations	$758	$(229)
Income from discontinued operations, net of tax	—	1,162
Net income	$758	$933

Basic income (loss) per common share - continuing operations	$0.07	$(0.02)
Diluted income (loss) per common share - continuing operations	$0.07	$(0.02)

Basic income per common share - discontinued operations	$—	$0.11
Diluted income per common share - discontinued operations	$—	$0.10

Basic income per common share - net income	$0.07	$0.09
Diluted income per common share - net income	$0.07	$0.08

Cash dividend declared per common share	$0.05	$0.05

Weighted average basic shares outstanding	11,164	10,754
Weighted average diluted shares outstanding	11,369	11,223

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net income	$758	$933

Other comprehensive income:
Foreign currency translation gain (loss)	782	746
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during period	772	—
Other comprehensive income, before tax	1,554	746
Income tax expense related to components of other comprehensive income	(289)	—
Other comprehensive income, net of tax	1,265	746

Comprehensive income	$2,023	$1,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	87,512	0	195	—	—	—	195
Common Stock issued pursuant to the Employee Stock Purchase Plan	292	0	1	—	—	—	1
Stock-based compensation expense	—	—	71	—	—	—	71
Restricted stock issuance, net of cancellations	(1,874)	(0)	—	—	—	—	(0)
Common stock cash dividends	—	—	—	—	—	(558)	(558)
Comprehensive income (loss):
Net income	—	—	—	—	—	758
Net unrealized losses on investments, related party, net of tax					483
Foreign currency translation adjustment	—	—	—	—	782	—
Comprehensive income							2,023
Balance at March 31, 2012	11,221,534	$11	$90,329	$(1,253)	$(3,266)	$(39,377)	$46,444

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$758	$933
Income from discontinued operations	—	1,162
Income from continuing operations	758	(229)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73	88
Amortization of intangible assets	99	178
Amortization of debt issuance costs	—	11
Stock based compensation	71	176
Accretion of discount on marketable securities	(5)	—
Unrealized foreign currency transaction (gains) and losses, net	96	(110)
Benefit from deferred income taxes	(1)	(380)
Change in operating assets and liabilities:
Contract receivables	1,538	1,890
Unbilled work-in-progress	(352)	(494)
Prepaid and other assets	(185)	(131)
Accounts payable and accrued liabilities	294	139
Unearned revenue	(880)	(507)
Other long-term obligations	—	—
Net cash provided by operating activities of continuing operations	1,506	631
Net cash provided by operating activities of discontinued operations	—	5,968
Net cash provided by operating activities	1,506	6,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(39)
Restricted cash	—	(3)
Net cash used in investing activities of continuing operations	—	(42)
Net cash used in investing activities of discontinued operations	—	(5)
Net cash used in investing activities	—	(47)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(6)	(4)
Common stock cash dividends	(22,271)	(532)
Proceeds from the issuance of stock	196	75
Net cash used in financing activities of continuing operations	(22,081)	(461)
Net cash used in financing activities of discontinued operations	—	(3)
Net cash used in financing activities	(22,081)	(464)

Effect of exchange rate changes on cash	60	115

Net increase in cash and cash equivalents	(20,515)	6,203
Cash and cash equivalents at beginning of period	34,290	10,801
Cash and cash equivalents at end of period	$13,775	$17,004

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$—	$1
Income taxes paid	220	79
Common stock dividend declared	558	538
Property and equipment purchased and included in accounts payable	29	20
Unrealized gain on investments, related party	320	—

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

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

Revisions and Reclassifications — We have changed the classification of revenue totaling approximately $62,000 from continuing operations to discontinued operations and depreciation expense of approximately $22,000 from discontinued operations to continuing operations at March 31, 2011.  Net income for the period remained at $0.9 million.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage-of-completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

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

We performed our annual goodwill impairment test as of July 31, 2011, when we had $16.9 million of goodwill included the following reporting units, License and Services (“L&S”) — UK of $7.6 million and Customer Support (“CS”) — UK of $9.3 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2011 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  A hypothetical 5% decrease in the estimated fair value of our CS-UK reporting unit still result in the estimated fair value exceeding its carrying value.  However, a hypothetical 5% decrease in the estimated fair value of our L&S-UK reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit.

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

Fair Value Measurements — Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Cash, Cash Equivalents and Marketable Securities - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable debt securities have been classified and accounted for as available-for-sale and are reported at fair value.  Unrealized gains and losses related to changes in the fair value of securities are recognized in the accumulated other comprehensive income, net of tax in our consolidated balance sheets.  Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.  We review our marketable debt securities to determine if the securities are other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made.  In making the judgment, we evaluate, among other things, the duration and extent to which the fair value of the securities are less than its cost, the financial condition of the issuer and any changes thereto, our intent to sell, or whether it is more likely than not it will be required to sell, the securities before recovery of the investment’s amortized cost basis.  Management’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to our security.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

Revenue Recognition — We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have Vendor Specific Objective Evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

Stock-based Compensation — We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period.  Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.    We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant.  This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

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

Income Taxes — We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as long-term marketable securities as of March 31, 2012 (in thousands):

	March 31, 2012
	Adjusted	Unrealized	Unrealized	Fair	Long-term
	Cost	Gains	Losses	Value	Investments
Level:2
Corporate debt securities	$16,905	$320	—	$17,225	$17,225

The net unrealized gains as of March 31, 2012 are related to long-term corporate debt securities. We may sell certain corporate debt securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. We recognized no net realized gains or losses during the three ended March 31, 2012. The maturities of our long-term corporate debt securities range from five to eight years.

We consider the declines in market value of our corporate debt securities investment portfolio to be temporary in nature. Our investment policy requires investments to be rated B- or better. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2012, we did not recognize any impairment charges. As of March 31, 2012, we do not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2012 all of our corporate debt security investments are concentrated within the senior secured notes of a single issuer, which is a related party (see note 13).  The corporate debt securities mature on April 15, 2017 and earn interest at a rate of 10%. The senior notes are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of the issuer, rank senior in right of payment to existing and future subordinated indebtedness of the issuer and upon the occurrence of certain changes of control (as defined in the senior notes indenture), the issuer must give holders of the senior notes an opportunity to sell their notes to the issuer at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. During the three months ended March 31, 2012, we recorded interest income of $0.4 million and have interest receivable of $0.8 million.  These debt securities represent approximately 7% of the issuer’s total series of senior secured notes. Any significant adverse developments in that issuer’s business, industry, operations or financial condition could have a disproportionately adverse impact on the value of our investment, our receipt of interest and principal payments under the notes, or our financial condition and operating results.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we will record the related gain on sale in the second quarter of 2012.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of the acquisition of Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2011	$7,059	$8,723	$15,782
Effects of changes in foreign currency exchange rates	244	302	546
Balance as of March 31, 2012	$7,303	$9,025	$16,328

We conducted our annual goodwill impairment test as of July 31, 2011, and we determined that goodwill was not impaired as of the test date. From July 31, 2011 through March 31, 2012, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2012 and December 31, 2011, identifiable intangibles were as follows (in thousands):

	March 31, 2012			December 31, 2011			Weighted-
			Net			Net	Average
	(1) Gross	Accumulated	Carrying	(1) Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$1,424	$1,424	$—	$1,376	$1,376	$—	4.6 yrs
Trademarks and tradenames	718	590	128	694	545	149	7.0 yrs
Business partnerships	117	117	—	113	113	—	5.0 yrs
Customer relationships	2,102	1,727	375	2,031	1,596	435	5.3 yrs
	$4,361	$3,858	$503	$4,214	$3,630	$584	5.2 yrs

(1)  Changes in intangible gross values as of March 31, 2012 compared to December 31, 2011 are the direct result of the changes in foreign currency exchange rates for the periods then ended.

All U.S. intangible assets were sold as part of the Asset Sale. Amortization expense of identifiable intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2012 was as follows (in thousands):

Three Months Ending March 31:
2012	$302
2013	201
$503

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic income (loss) per share:
Income (loss) from continuing operations	$758	$(229)
Income from discontinued operations, net of tax	$—	$1,162
Net income	$758	$933

Basic weighted average shares outstanding	11,164	10,754

Basic income (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	$0.00	$0.11
Net Income	$0.07	$0.09

Diluted income (loss) per share:
Income (loss) from continuing operations	$758	$(229)
Income from discontinued operations, net of tax	$—	$1,162
Net income	$758	$933

Weighted average shares outstanding	11,164	10,754
Effect of dilutive securities - options	205	469
Diluted weighted average shares outstanding	11,369	11,223

Diluted income (loss) per share:
Continuing operations	$0.07	$(0.02)
Discontinued operations	$—	$0.10
Net Income	$0.07	$0.08

For the three months ended March 31, 2012 and 2011, 0.3 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million and $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2012 and 2011, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Cost of license fees and services, excluding depreciation and amortization	$5	$11
Cost of customer support, excluding depreciation and amortization	1	1
Sales and marketing	6	24
General and administrative	53	115
Product development	6	25
Share based compensation - continuing operations	71	176
Discontinued operations	—	11
Total share based compensation	$71	$187

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2012 and December 31, 2011, 0.4 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with then-NASDAQ Marketplace Rule 4350(i)(1)(a)(iv) (now Rule 5635(c)(iv)), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vested over four years and expired ten years from the date of grant. At March 31, 2012 and December 31, 2011, 0 and 50,000 options remained outstanding under this plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At March 31, 2012, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended, as well as an increase of 45,749 authorized shares as a result of the antidilution modification in connection with the special dividend (see details below).  At March 31, 2012 and December 31, 2011, 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended March 31, 2012 and 2011, we awarded a total of 0 and 10,000 shares of restricted stock, respectively to members of our Board of Directors and senior management.  During the three months ended March 31, 2012 and 2011, 2,000 and 9,000 shares of restricted stock vested, respectively.  During the three months ended March 31, 2012 and 2011 1,875 and 625 shares of restricted stock were forfeited, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $9,000 and $45,000 for the three months ended March 31, 2012 and 2011, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

As described above, on November 10, 2011, we declared a special cash dividend of $2.00 per share on all of the issued and outstanding common stock, or an aggregate of approximately $22.3 million, which was paid on January 3, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on January 3, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $7.46 to $5.80 and an increase in the aggregate number of shares issuable upon exercise of such options by 45,749.  Since our Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the three months ended March 31, 2012.

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

	For the Three Months Ended March 31,
	2012	2011
Expected term (years)	5.8	*
Risk-free interest rate	0.86%	*
Expected volatility	65.5%	*
Expected dividend yield	3.5%	*

* - None granted

The following is a summary of stock option activity under the plans for the three months ended March 31, 2012:

			Weighted-
			Average
	(1)	Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2011	862	$5.80	5.06	$1,635
Options granted	53	$5.76
Less options forfeited	(18)	$6.73
Less options exercised	(88)	$2.22
Options outstanding at March 31, 2012	809	$6.17	5.18	$1,211

Options exercisable at March 31, 2012	675	$6.53	4.54	$1,039

(1)         Beginning balance of options outstanding as of December 31, 2011, was adjusted by 45,749 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

There were 52,800 stock options granted during the three months ended March 31, 2012.  No stock options were granted during the three months ended March 31, 2011. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2012 was $2.60.

As of March 31, 2012, there was approximately $0.3 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of stock options vested during the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 and $14,000 for the three months ended March 31, 2012 and 2011, respectively.

Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $0.2 million and $69,000, respectively.

During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended March 31, 2012.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we  are authorized to issue up to 550,000 shares under the ESPP. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2012, there were approximately 74,000 shares available for purchase.  For the three months ended March 31, 2012 and 2011, we recorded compensation expense of $300 and $3,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	Three Months Ended March 31,
	2012	2011
Expected term (years)	0.25	0.25
Risk-free interest rate	0.1%	0.1%
Expected volatility	35.22%	44.6%
Expected dividend yield	3.58%	2.8%

Cash received from employee stock plan purchases for the three months ended March 31, 2012 and 2011 was $2,000 and $6,000, respectively.

We issued shares related to the ESPP of approximately 300 and 1,000 for the three months ended March 31, 2012 and 2011.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2012 and 2011, one significant customer (defined as contributing at least 10%) accounted for 24% and 11%, respectively, of revenue from continuing operations.  The significant customer for the three months ended March 31, 2012 is a large telecommunications operator in Europe.  The significant customer for the three months ended March 31, 2011 is a large telecommunications operator in Asia.

As of March 31, 2012, one significant customer accounted for approximately 11% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator in Central America.  At December 31, 2011, three significant customers accounted for approximately 32% (12%, 10% and 10%) of contract receivables and unbilled work-in-progress.  These customers are two large telecommunications operators in Europe and one in Africa.

As of March 31, 2012 all of our corporate debt security investments were concentrated within one issuer. These debt securities are senior secured and our holdings were approximately 7% of the issuer’s total debt offering.  These debt securities have been sold as of April 23, 2012.

NOTE 7 — INCOME TAXES

We recorded net income tax expense (benefit) of $0.2 million and ($0.1) million for the three months ended March 31, 2012 and 2011, respectively.  The net expense during the three months ended March 31, 2012 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($30,000). The current tax expense consists primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The majority of the U.K. income tax expense is related to unrecoverable foreign withholding taxes. The foreign withholding taxes are typically used to offset our income tax liability, but we do not believe we will have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended March 31, 2011 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.4 million. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”), state income taxes and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2012 and December 31, 2011 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset as we have determined it is more likely than not that we will not realize these deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards and other tax credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.  The $0.4 million of deferred tax liabilities as of March 31, 2012, were comprised of the following:

March 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$4,441
Research & Development Credits	303
AMT/MAT credit	942
Stock Compensation	628
Depreciable assets	97
Accrued liabilities and reserves	209
Total deferred tax assets	6,620

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,476)
Intangibles	(141)
Unrealized gains on investments	(120)
Total deferred tax liability	(1,737)

Net deferred tax assets, before valuation allowance	$4,883
Valuation allowance	(5,298)
Net deferred tax liabilities	$(415)

As of March 31, 2012 and December 31, 2011 we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — RESTRUCTURING

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale and was completed by December 31, 2011. There were no additional restructuring expenses during the three months ended March 31, 2012.

As of March 31, 2012, $0.4 million remains as an accrued liability which will be fully paid by the fourth quarter of 2012.

NOTE 9 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the three months ended March 31, 2011 and components of the net gain on the transaction were as follows (in thousands):

Three Months Ended March 31,
2011
Revenues	$3,169

Income before income tax	$993
Income tax expense	(169)
Gain on sale of discontinued operations, net of income tax	—
Income from discontinued operations, net of income tax	$1,162

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a first quarter cash dividend of $.05 per share, payable April 13, 2012, to stockholders of record March 19, 2012. The dividend was accrued as of March 31, 2012 for $0.5 million and paid on April 13, 2012.

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

From the inception of the plan through March 31, 2012, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue
License fees and services	$3,784	$3,143
Customer support	2,124	2,249
Total revenue	5,908	5,392

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	1,966	1,909
Customer support	1,764	1,562
	3,730	3,471
Unallocated Costs
Other operating expenses	2,983	3,633
Depreciation and amortization	172	266
Interest income	(21)	(9)
Interest income, related party	(432)	—
Interest expense	0	12
Foreign currency exchange (gain) loss	96	(110)

Income (loss) from continuing operations before income taxes	$932	$(321)

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

	Three Months Ended March 31,
	2012			2011
	L&S	CS	Total	L&S	CS	Total
Revenue
Russia	$1,411	$—	$1,411	$—	$—	$—
United Kingdom	377	503	880	282	546	828
Malaysia	402	47	449	—	43	43
Other	1,594	1,574	3,168	2,861	1,660	4,521
Total revenues	$3,784	$2,124	$5,908	$3,143	$2,249	$5,392

	March 31,	December 31,
	2012	2011
Long-lived assets, net
United States	$85	$84
United Kingdom	17,041	16,566
Other	59	85
	$17,185	$16,735

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2012 or December 31, 2011.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2012 or December 31, 2011.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2012 or December 31, 2011.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2012 or December 31, 2011.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $2,500 and $2,500 as of March 31, 2012 and December 31, 2011, respectively. We recorded $2,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2012, and 2011, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, and was extended through June 30, 2012 on an as-needed basis.  We had obligations in the consolidated balance sheets of approximately $4,000 as of March 31, 2012 and $125 as of December 31, 2011 related to this agreement.  We recorded approximately $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2012. No general and administrative expense was recorded in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2011.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Executive Vice President and Chief Financial Officer held by Brian R. Ervine, effective November 30, 2011. We entered into a consulting agreement with Mr. Ervine to provide consulting services to the Company through December 31, 2012, on an as-needed basis. We had obligations in the consolidated balance sheets of $750 as of March 31, 2012 and approximately $8,000 as of December 31, 2011 related to this agreement.  We recorded approximately $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2012.  No general and administrative expense was recorded in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2011.

During the year ended December 31, 2011, we purchased $16.9 million of Primus Telecommunications Group, Inc. (“PTGI”) senior secured notes, net of purchase discounts, on the open market through a registered broker dealer. The Singer Family Trust, our largest shareholder, owns approximately 22% of our outstanding common shares and approximately 14% of the outstanding shares of PTGI.  Richard Ramlall, Senior Vice President of Corporate Development and Chief Communications Officer of PTGI, serves on our board of directors but is not on our Investment Committee of the Board and as such is not involved in any of our investment decisions, nor is Mr. Ramlall involved with any oversight of the financial operations of PTGI.

During the three months ended March 31, 2012, we recorded interest income of $0.4 million in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of March 31, 2012 the PTGI notes were held as a long-term investment on our Consolidated Balance Sheets at $17.2 million.  Additionally, we had interest receivable of $0.8 million from interest earned not yet due and other comprehensive income included unrealized gains of $0.2 million, net of tax, both of which are related to the senior secured notes. The senior notes mature on April 15, 2017 and earn interest at a rate of 10% per year.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we will record the related gain on sale in the second quarter of 2012.

NOTE 14 — SUBSEQUENT EVENTS

On May 8, 2012, our Board of Directors declared a special cash dividend of $1.70 per share, payable May 29, 2012, to stockholders of record May 18, 2012.

From April 1, 2012 through April 23, 2012, we sold all of our long-term investments which were held on our Condensed Consolidated Balance Sheets as of March 31, 2012 at approximately $17.2 million. The investments were sold for approximately $17.8 million and we will record the related gain on sale in the second quarter of 2012.

We evaluated our March 31, 2012 financial statements for subsequent events. We are not aware of any additional subsequent events which would require recognition or disclosure in the interim consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that supports the activation of M2M devices with intermittent or infrequent usage patterns.

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

Consolidated revenue increased to $5.9 million from $5.4 million for three months ended March 31, 2012 and 2011, respectively.  The increase in revenue is due to higher license and services revenue primarily from DSA, partially offset by lower customer support revenue.

Our twelve month backlog increased to $12.5 million as of March 31, 2012, compared to $7.6 million as of March 31, 2011.

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

Three Months Ended March 31,
2012 vs. 2011
Revenue	$(59)
Costs of revenue and operating expenses	(149)
Operating income	$90

The net effect of our foreign currency translations for the three months ended March 31, 2012 was a $0.1 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended March 31, 2011.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2012	2011
REVENUE
License fees and services	64%	58%
Customer support	36%	42%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	31%	23%
Costs of customer support, excluding depreciation and amortization	6%	13%
Sales and marketing	23%	34%
General and administrative	15%	20%
Product development	12%	13%
Depreciation	1%	2%
Amortization	2%	3%
Total costs of revenue and operating expenses	90%	108%

Income (loss) from operations	10%	(8)%

Other income (expense)
Interest income	0%	0%
Interest income, related party	7%	—
Interest expense	(0)%	(0)%
Foreign currency exchange gain (loss)	(1)%	2%
Other income (expense), net	6%	2%

Income (loss) from continuing operations before income taxes	16%	(6)%
Income tax expense (benefit)	3%	(2)%
Income (loss) from continuing operations	13%	(4)%
Income from discontinued operations, net of tax	—	21%
Net income	13%	17%

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

Revenue for the three months ended March 31, 2012 and 2011 was $5.9 million and $5.4 million, respectively.  Increased revenue is primarily due to increased license and services revenue from our DSA product partially offset by decreased customer support revenue.

License Fees and Services

License fees and services revenue increased $0.6 million, or 20%, to $3.8 million for the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011.  The increase in revenue is primarily related to higher revenue from DSA.

Customer Support

Customer support revenue decreased $0.1 million, or 6%, to $2.1 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011. The decline in customer support revenue is due to lower revenue from DSA and TSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $2.2 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.6 million, or 47%, to $1.8 million for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. The increase in costs is primarily the result of third party software and partner commissions for our DSA product and increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 48% for the three months ended March 31, 2011 from 39% for the three months ended March 31, 2011.  The increase as a percentage of revenue is primarily due to the aforementioned increase in costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.3 million, or 48%, to $0.4 million for the three months ended March 31, 2012 from $0.7 million for the three months ended March 31, 2011.  The decrease in costs is related to fewer hours spent on support projects during the quarter. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 17% for the three months ended March 31, 2012 from 31% for the three months ended March 31, 2011.  The decrease in costs as a percentage of revenue is due primarily to the aforementioned decrease in hours spent on support projects during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.6 million, or 28%, to $1.3 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011.  The decrease in costs is related primarily lower headcount, travel and entertainment and marketing expense. As a percentage of total revenue, sales and marketing expenses decreased to 23% for the three months ended March 31, 2012 from 34% for the three months ended March 31, 2011. The decrease in sales and marketing costs as a percentage of revenue is primarily due to increased revenue and to the aforementioned decrease in costs during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.2 million, or 17%, to $0.9 million from $1.1 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease in costs is primarily due to lower headcount and equity compensation. As a percentage of revenue, general and administrative expenses decreased to 15% for the three months ended March 31, 2012 from 20% for the three months ended March 31, 2011. The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue and to the aforementioned decrease in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development remained at $0.7 million for the three months ended March 31, 2012 and 2011, respectively.  As a percentage of revenue, product development expenses for the three months ended March 31, 2012 and 2011, decreased to 12% from 13%, respectively.  The decrease as a percentage of revenue is primarily due to the increase in revenue.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended March 31, 2012 and 2011. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2012 and 2011 was 1% and 2%, respectively.  The decrease as a percentage of revenue is primarily due to increased revenue.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense decreased $0.1 million, or 44%, to $0.1 million from $0.2 million for the three months ended March 31, 2012 and 2011, respectively. As a percentage of total revenue, amortization expense for the three months ended March 31, 2012 and 2011, decreased to 2% from 3%, respectively. The decrease in amortization expense and as a percentage of revenue is due to some intangible assets becoming fully amortized during the second quarter of 2011.

Restructuring

There were no restructuring expenses during the three months ended March 31, 2012 or 2011.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income increased $0.4 million or 5563%, to $0.5 million for the three months ended March 31, 2012 from $8,000 for the three months ended March 31, 2011. The increase was due primarily to interest from long-term investments.

Interest Expense

Interest expense includes interest expense from our capital lease obligations.  Interest expense was $0 and $12,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease of $12,000 is primarily due to the expiration of our capital lease obligations in the first quarter of 2012.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($0.1) million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Accumulated other comprehensive income increased to $1.3 million as of March 31, 2012 compared to $0.7 million as of March 31, 2011. The increase is related primarily stronger subsidiaries’ functional currencies and net unrealized gains related to long-term corporate debt securities.

Income Taxes

We recorded net income tax expense (benefit) of $0.2 million and ($0.1) million for the three months ended March 31, 2012 and 2011, respectively.  The net expense during the three months ended March 31, 2012 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($30,000). The current tax expense consists primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The majority of the U.K. income tax expense is related to unrecoverable foreign withholding taxes. The foreign withholding taxes are typically used to offset our income tax liability, but we do not believe we will have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended March 31, 2011 consisted of current income tax expense of $0.3 million and a deferred tax benefit of ($0.4) million. The current tax expense consists of income tax from our U.K.-based operations, Alternative Minimum Tax (“AMT”), state income taxes and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011. We also had a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 19% for the three months ended March 31, 2012 was decreased from an effective tax rate of 29% for the three months ended March 31, 2011.  This decrease in our effective tax rate relates principally to the adjustment of the allocation of tax expense between continuing and discontinued operations and the release of our valuation allowance on our MAT tax asset from our Indian operations.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2012 and December 31, 2011 we continued to maintain a valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position. The $0.4 million of deferred tax liability as of March 31, 2012, were comprised of the following:

March 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$4,441
Research & Development Credits	303
AMT/MAT credit	942
Stock Compensation	628
Depreciable assets	97
Accrued liabilities and reserves	209
Total deferred tax assets	6,620

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,476)
Unrealized gains on investments	(141)
Intangibles	(120)
Total deferred tax liability	(1,737)

Net deferred tax assets, before valuation allowance	$4,883
Valuation allowance	(5,298)
Net deferred tax liabilities	$(415)

Discontinued Operations

The amount reported as discontinued operations for the three months ended March 31, 2012 and 2011 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

Three Months Ended
March 31, 2011
Revenues	$3,169

Income before income tax	$993
Income tax expense	(169)
Gain on sale of discontinued operations, net of income tax	—
Income from discontinued operations, net of income tax	$1,162

FINANCIAL CONDITION

Our working capital position increased $0.9 million to $12.5 million as of March 31, 2012 from $11.7 million as of December 31, 2011.  The majority of the increase in working capital is related to the cash generated by operating activities during the three months ended March 31, 2012.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2011 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2012, our principal source of liquidity was $13.8 million in cash and cash equivalents and $3.1 million in contract receivables, net of allowances.

Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $1.5 million and $6.6 million, respectively.  The decrease in cash provided by operating activities for the three months ended March 31, 2012 was due to $6.0 million of cash provided by discontinued operations.  Net cash provided by continuing operating activities was $1.5 million, and $0.6 million for the three months ended March 31, 2012, and 2011, respectively.  The increase in cash provided by continuing operating activities for the three months ended March 31, 2012 was primarily due to the increase in net income.

Net cash provided by (used in) investing activities during each of the three months ended March 31, 2012 and 2011 was $0 and ($47,000), respectively.  For the three months ended March 31, 2012 and 2011 we purchased $0 and $39,000 in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $22.1 million and $0.5 million, respectively.  The increase in cash used in financing activities is primarily due to the special $2 per share common stock cash dividends paid in 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2012 of $13.8 million;

•                                                Our working capital balance of $12.5 million;

•                                                Our investment balance of $17.2 million at March 31, 2012;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our special cash dividend of $1.70 per share for the first quarter of 2012 and the possibility of future dividends;

•                                                Our backlog as of March 31, 2012 of approximately $12.5 million, including $7.8 million in license fees and services and $4.7 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2012 and 2011, the effect of exchange rate changes resulted in a $0.1 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2012	2011
British pound sterling	0.62540	0.64701
Indian rupee	52.08333	54.52563

	Three Months Ended March 31,
Average rates:	2012	2011
British pound sterling	0.63664	0.62466
Indian rupee	51.11663	45.89363

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

Our management, with the participation of the Chief Executive Officer and Vice President of Finance, determined that we had a material weakness in the internal control over financial reporting as of December 31, 2011.  As a result of this determination, the Company’s Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.  At December 31, 2011, we identified the following matter that rose to a level of material weakness:   Our management concluded that the controls surrounding the completeness and accuracy of our accounting for income taxes were ineffective. Specifically, certain incorrect assumptions and the improper application of specific rules associated with excess tax deductions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related quarterly review and approval process.

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

Based on our analysis and assessment of this material weakness, we implemented all appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Given that such remediation actions have been in place and in operation for less than three months as of March 31, 2012, management believes that it is premature at this time to declare that the material weakness has been fully remediated.  Management will continue to closely monitor its internal controls over financial reporting during the three months ending June 30, 2012, and will further assess progress on remediation at that time.  Accordingly, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting    During the quarter ended March 31, 2012, we implemented changes to our internal control over financial reporting process as it relates to income taxes, as discussed further below. These changes were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and have materially affected our internal controls over financial reporting.

Remediation Efforts of Material Weakness in Internal Control over Financial Reporting   In an effort to remediate the material weakness described above, we have designed and made significant progress executing the remediation plans that were established to address the material weakness surrounding the accounting for income taxes.  This resulted in material improvements of our internal control over financial reporting.  With the help of external advisors the remediation actions undertaken include additional monitoring and oversight controls over the income tax accounting process and improvements in the control documentation for income taxes to ensure conformity with generally accepted accounting principles through the increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets and liabilities.

In order to remediate this deficiency in internal controls, we will monitor our efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated.  In addition, to further enhance the controls surrounding the accounting for income taxes, we continue to progress with the tracking of the detailed tax information on a global basis.

During the three months ended March 31, 2012, except as otherwise discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012, except with respect to the following:

Dividends - Our Board of Directors has declared a special cash dividends of $1.70 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 8, 2012	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)