Form 10-Q
period 2012-06-30
EVOLVING SYSTEMS INC
filed 2012-08-07
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012 there were 11,289,122 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,035	$34,290
Short-term restricted cash	52	50
Contract receivables, net of allowance for doubtful accounts of $22 and $52 at June 30, 2012 and December 31, 2011, respectively	5,161	4,540
Unbilled work-in-progress	2,890	1,361
Prepaid and other current assets	1,114	1,259
Interest receivable, long-term investments, related parties	—	357
Total current assets	19,252	41,857
Long-term investments, related party	—	16,448
Property and equipment, net	280	369
Amortizable intangible assets, net	393	584
Goodwill	15,947	15,782
Long-term restricted cash	—	2
Total assets	$35,872	$75,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$8
Accounts payable and accrued liabilities	3,944	3,657
Income taxes payable	359	848
Dividends payable	—	22,271
Unearned revenue	2,411	3,401
Total current liabilities	6,718	30,185
Long-term liabilities:
Capital lease obligations, net of current portion	18	—
Deferred income taxes	387	145
Total liabilities	7,123	30,330

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,465,462 shares issued and 11,286,573 outstanding as of June 30, 2012 and 11,314,493 shares issued and 11,135,604 outstanding as of December 31, 2011	11	11
Additional paid-in capital	90,553	90,062
Treasury stock 178,889 shares as of June 30, 2012 and December 31, 2011, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(4,148)	(4,247)
Unrealized losses on investments, related parties, net of tax	—	(284)
Accumulated deficit	(56,414)	(39,577)
Total stockholders’ equity	28,749	44,712
Total liabilities and stockholders’ equity	$35,872	$75,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
License fees and services	$4,507	$2,053	$8,291	$5,195
Customer support	2,147	2,391	4,271	4,640
Total revenue	6,654	4,444	12,562	9,835

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,524	1,193	3,342	2,427
Costs of customer support, excluding depreciation and amortization	387	733	747	1,419
Sales and marketing	1,223	1,458	2,564	3,309
General and administrative	994	858	1,907	1,960
Product development	778	555	1,507	1,234
Depreciation	79	87	152	175
Amortization	100	181	199	359
Restructuring and other recovery	—	569	—	569
Total costs of revenue and operating expenses	5,085	5,634	10,418	11,452

Income (loss) from operations	1,569	(1,190)	2,144	(1,617)

Other income (expense)
Interest income	29	6	50	14
Interest income, related party	100	—	532	—
Interest expense	—	(1)	(1)	(13)
Gain on sale of investments	891	—	891	—
Foreign currency exchange gain (loss)	46	7	(50)	117
Other income (expense), net	1,066	12	1,422	118

Income (loss) from continuing operations before income taxes	2,635	(1,178)	3,566	(1,499)
Income tax expense (benefit)	504	(125)	678	(217)
Income (loss) from continuing operations	$2,131	$(1,053)	$2,888	$(1,282)
Income from discontinued operations, net of tax	—	12,470	—	13,632
Net income	$2,131	$11,417	$2,888	$12,350

Basic income (loss) per common share - continuing operations	$0.19	$(0.10)	$0.26	$(0.12)

Diluted income (loss) per common share - continuing operations	$0.19	$(0.10)	$0.25	$(0.12)

Basic income per common share - discontinued operations	$—	$1.15	$—	$1.26

Diluted income per common share - discontinued operations	$—	$1.11	$—	$1.22

Basic income per common share - net income	$0.19	$1.05	$0.26	$1.14

Diluted income per common share - net income	$0.19	$1.02	$0.25	$1.10

Cash dividend declared per common share	$1.70	$0.05	$1.75	$0.10

Weighted average basic shares outstanding	11,261	10,833	11,213	10,793
Weighted average diluted shares outstanding	11,511	11,201	11,440	11,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$2,131	$11,417	$2,888	$12,350

Other comprehensive income:
Foreign currency translation gain (loss)	(683)	746	99	736
Unrealized gains on available-for-sale securities
Unrealized holding gain (loss) arising during period	(319)	—	453	—
Other comprehensive income, before tax	(1,002)	746	552	736
Income tax benefit (expense) related to components of other comprehensive income	120		(169)
Other comprehensive income, net of tax	(882)	746	383	736

Comprehensive income	$1,249	$12,163	$3,271	$13,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	152,206	—	349	—	—	—	349
Common Stock issued pursuant to the Employee Stock Purchase Plan	637	—	3	—	—	—	3
Stock-based compensation expense	—	—	139	—	—	—	139
Restricted stock issuance, net of cancellations	(1,874)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(19,725)	(19,725)
Comprehensive income (loss):
Net income	—	—	—	—	—	2,888
Net unrealized losses on investments, related party, net of tax					284
Foreign currency translation adjustment	—	—	—	—	99	—
Comprehensive income							3,271

Balance at June 30, 2012	11,286,573	$11	$90,553	$(1,253)	$(4,148)	$(56,414)	$28,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,888	$12,350
Income from discontinued operations	—	13,632
Income (loss) from continuing operations	2,888	(1,282)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	152	175
Amortization of intangible assets	199	359
Amortization of debt issuance costs		11
Stock based compensation	139	322
Accretion of discount on marketable securities	(6)	—
Gain on sale of marketable securities	(891)	—
Unrealized foreign currency transaction (gains) and losses, net	50	(117)
Provision for (recovery of) bad debt	187	—
(Benefit) expense from deferred income taxes	71	(821)
Change in operating assets and liabilities:
Contract receivables	(585)	2,787
Unbilled work-in-progress	(1,711)	131
Prepaid and other assets	466	160
Accounts payable and accrued liabilities	(190)	643
Unearned revenue	(1,009)	(1,454)
Net cash (used in) provided by operating activities of continuing operations	(240)	914
Net cash provided by operating activities of discontinued operations	—	6,051
Net cash (used in) provided by operating activities	(240)	6,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	(58)
Proceeds from sale of marketable securities, related party	17,831	—
Restricted cash	—	(3)
Net cash provided by (used in) investing activities of continuing operations	17,774	(61)
Net cash used in investing activities of discontinued operations	—	(345)
Net cash provided by (used in) investing activities	17,774	(406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(12)	(6)
Common stock cash dividends	(41,997)	(1,070)
Purchase of treasury stock	—	(849)
Proceeds from the issuance of stock	353	784
Net cash used in financing activities of continuing operations	(41,656)	(1,141)
Net cash used in financing activities of discontinued operations	—	(4)
Net cash used in financing activities	(41,656)	(1,145)

Effect of exchange rate changes on cash	(133)	54

Net (decrease) increase in cash and cash equivalents	(24,255)	5,468
Cash and cash equivalents at beginning of period	34,290	10,801
Cash and cash equivalents at end of period	$10,035	$16,269

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$—	$2
Income taxes paid	693	89
Common stock dividend declared	19,725	548
Property and equipment purchased and included in accounts payable	5	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that support the activation of M2M devices with intermittent or infrequent usage patterns.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

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

Revisions and Reclassifications — We have changed the classification of revenue totaling approximately $1,000 from continuing operations to discontinued operations and depreciation expense of approximately $20,000 from discontinued operations to continuing operations for the three months ended June 30, 2011.  Net income for the period remained at $11.4 million.  There was no effect on earnings per share of continuing or discontinued operations for the three months ended June 30, 2011 as a result of the reclassifications.  We have changed the classification of revenue totaling approximately $64,000 from continuing operations to discontinued operations and depreciation expense of approximately $42,000 from discontinued operations to continuing operations for the six months ended June 30, 2011.  Net income for the period remained at $12.4 million.  Basic and diluted loss per common share - continuing operations declined from ($0.11) to ($0.12) as a result of the aforementioned reclassification for the six months ended June 30, 2011.  Discontinued operations basic income per common share and diluted income per common share increased from $1.25 to $1.26 and $1.21 to $1.22, respectively, as a result of the aforementioned reclassification for the six months ended June 30, 2011.

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

We performed our annual goodwill impairment test as of July 31, 2011, when we had $16.9 million of goodwill which included the following reporting units, License and Services (“L&S”) — UK of $7.6 million and Customer Support (“CS”) — UK of $9.3 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market valuation multiples data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2011 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  A hypothetical 5% decrease in the estimated fair value of our CS-UK reporting unit still result in the estimated fair value exceeding its carrying value.  However, a hypothetical 5% decrease in the estimated fair value of our L&S-UK reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit.

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

Cash, Cash Equivalents and Marketable Securities - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable debt securities have been classified and accounted for as available-for-sale and are reported at fair value.  Unrealized gains and losses related to changes in the fair value of securities are recognized in the accumulated other comprehensive income, net of tax in our consolidated balance sheets.  Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.  We review our marketable debt securities to determine if the securities are other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made.  In making the judgment, we evaluate, among other things, the duration and extent to which the fair value of the securities are less than its cost, the financial condition of the issuer and any changes thereto, our intent to sell, or whether it is more likely than not we will be required to sell, the securities before recovery of the investment’s amortized cost basis.  Management’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to our security.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

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

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for us beginning March 31, 2012 and resulted in presentation changes only.

In September 2011, the Financial Accounting Standards Board issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

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

As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $891,000.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of the acquisition of Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2011	$7,059	$8,723	$15,782
Effects of changes in foreign currency exchange rates	74	91	165
Balance as of June 30, 2012	$7,133	$8,814	$15,947

We conducted our annual goodwill impairment test as of July 31, 2011, and we determined that goodwill was not impaired as of the test date. From July 31, 2011 through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2012 and December 31, 2011, identifiable intangibles were as follows (in thousands):

	June 30, 2012			December 31, 2011			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,391	$1,391	$—	$1,376	$1,376	$—	4.6 yrs
Trademarks and tradenames	701	601	100	694	545	149	7.0 yrs
Business partnerships	114	114	—	113	113	—	5.0 yrs
Customer relationships	2,053	1,760	293	2,031	1,596	435	5.3 yrs
	$4,259	$3,866	$393	$4,214	$3,630	$584	5.2 yrs

(1)  Changes in intangible gross values as of June 30, 2012 compared to December 31, 2011 are the direct result of the changes in foreign currency exchange rates for the periods then ended.

All U.S. intangible assets were sold as part of the Asset Sale. Amortization expense of identifiable intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, and $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2012 was as follows (in thousands):

For the Six Months Ended June 30,
2012	$236
2013	157
$393

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic income (loss) per share:
Income (loss) from continuing operations	$2,131	$(1,053)	$2,888	$(1,282)
Income from discontinued operations, net of tax	$—	$12,470	$—	$13,632
Net income	$2,131	$11,417	$2,888	$12,350

Basic weighted average shares outstanding	11,261	10,833	11,213	10,793

Basic income (loss) per share:
Continuing operations	$0.19	$(0.10)	$0.26	$(0.12)
Discontinued operations	$—	$1.15	$—	$1.26
Net Income	$0.19	$1.05	$0.26	$1.14

Diluted income (loss) per share:
Income (loss) from continuing operations	$2,131	$(1,053)	$2,888	$(1,282)
Income from discontinued operations, net of tax	$—	$12,470	$—	$13,632
Net income	$2,131	$11,417	$2,888	$12,350

Weighted average shares outstanding	11,261	10,833	11,213	10,793
Effect of dilutive securities - options	250	368	227	419
Diluted weighted average shares outstanding	11,511	11,201	11,440	11,212

Diluted income per share:
Continuing operations	$0.19	$(0.10)	$0.25	$(0.12)
Discontinued operations	$—	$1.11	$—	$1.22
Net Income	$0.19	$1.02	$0.25	$1.10

For the three months ended June 30, 2012 and 2011, 0.2 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2012 and 2011, 0.2 million and 0.3 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million and $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2012 and 2011 and $0.1 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Cost of license fees and services, excluding depreciation and amortization	$5	$11	$10	$22
Cost of customer support, excluding depreciation and amortization	1	1	2	3
Sales and marketing	6	16	12	39
General and administrative	52	108	105	224
Product development	5	10	10	34
Share based compensation - continuing operations	69	146	139	322
Discontinued operations	—	7		19
Total share based compensation	$69	$153	$139	$341

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2012 and December 31, 2011, 0.4 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2012, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended, as well as an increase of 64,069 authorized shares as a result of the antidilution modification in connection with the special dividend (see details below).  At June 30, 2012 and December 31, 2011, 0.5 million and 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended June 30, 2012 and 2011, there were no grants of restricted stock to members of our Board of Directors and senior management.  During the three and six months ended June 30, 2012 and 2011, 2,000 and 9,000 shares of restricted stock vested, respectively.  Approximately 0 and 2,000 shares of restricted stock were forfeited during the three and six months ended June 30, 2012, respectively and approximately 6,000 and 7,000 during the three and six months ended June 30, 2011, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $9,000 and $18,000 for the three and six months ended June 30, 2012 and $47,000 and $92,000 for the three and six months ended June 30, 2011, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.As described above, on May 8, 2012, we declared a special cash dividend of $1.70 per share on all of the issued and outstanding common stock, or an aggregate of approximately $19.5 million, which was paid on May 29, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on May 18, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $5.80 to $4.53 and an increase in the aggregate number of shares issuable upon exercise of such options by 64,069.  Since our Stock Plan permits, but does not require, antidilution modifications, (ASC) 718, Compensation — Stock Compensation requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the three months ended June 30, 2012.The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method, which we adopted in January 2008. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (years)	5.4	5.3	5.7	5.3
Risk-free interest rate	0.76%	1.53%	0.83%	1.53%
Expected volatility	64.59%	66.35%	65.24%	66.35%
Expected dividend yield	3.65%	3.00%	3.53%	3.00%

The following is a summary of stock option activity under the plans for the six months ended June 30, 2012:

			Weighted-
			Average
	(1)	Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2011	924	$4.53	5.06	$1,635
Options granted	69	$4.52
Less options forfeited	(15)	$6.70
Less options exercised	(153)	$2.29
Options outstanding at June 30, 2012	825	$4.91	5.02	$1,763

Options exercisable at June 30, 2012	688	$5.21	4.36	$1,475

(1)      Beginning balance of options outstanding as of December 31, 2011, was adjusted by 64,069 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

There were 16,041 stock options granted during the three months ended June 30, 2012.  No stock options were granted during the three months ended June 30, 2011. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2012 was $2.34.As of June 30, 2012, there was approximately $0.3 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.7 years.  The total fair value of stock options vested during the three months ended June 30, 2012 and 2011 was $0.1 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2012 and 2011 was $0.1 million and $0.3 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 and $8,000 for the three months ended June 30, 2012 and 2011, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $7,000 and $22,000 for the six months ended June 30, 2012 and 2011, respectively.  Cash received from stock option exercises for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.7 million, respectively.  Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $0.4 million and $0.8 million, respectively.  During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three or six months ended June 30, 2012.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares under the ESPP.  Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2012, there were approximately 73,000 shares available for purchase.  For the three months ended June 30, 2012 and 2011, we recorded compensation expense of $400 and $3,000, respectively, and $700 and $7,000 for the six month periods ended June 30, 2012 and 2011, respectively associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.09%	0.03%	0.08%	0.05%
Expected volatility	42.7%	33.7%	39.0%	37.8%
Expected dividend yield	3.6%	2.8%	3.6%	2.8%

Cash received from employee stock plan purchases for the three months ended June 30, 2012 and 2011 was $2,000 and $10,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2012 and 2011 was $3,000 and $17,000, respectively.

We issued shares related to the ESPP of approximately 300 and 2,000 for the three months ended June 30, 2012 and 2011.  We issued shares related to the ESPP of approximately 600 and 3,000 for the six months ended June 30, 2012 and 2011.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2012 and 2011, two significant customers (defined as contributing at least 10%) accounted for 34% (18% and 16%) and 23% (12% and 11%), respectively, of revenue from continuing operations.  The significant customers for the three months ended June 30, 2012 are large telecommunications operators in Europe and the Russian Federation.  The significant customers for the three months ended June 30, 2011 are large telecommunications operators in Europe and Africa.  For the six months ended June 30, 2012, two significant customers accounted for 33% (20% and 13%) of revenue from continuing operations. These customers are large telecommunications operators in the Russian Federation and Europe. For the six months ended June 30, 2011, one significant customer accounted for 12% of revenue from continuing operations.  This customer is large telecommunications operator located in Africa.

As of June 30, 2012, three significant customers accounted for approximately 39% (17%, 12% and 10%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Europe, the Russian Federation and Central America.  At December 31, 2011, three significant customers accounted for approximately 32% (12%, 10% and 10%) of contract receivables and unbilled work-in-progress.  These customers are two large telecommunications operators in Europe and one in Africa.

NOTE 7 — INCOME TAXES

We recorded net income tax expense (benefit) of $0.5 million and ($0.1) million for the three months ended June 30, 2012 and 2011, respectively.  The net expense during the three months ended June 30, 2012 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.5 million. The current tax expense consists of income tax from our U.K.-based operations consisting primarily of unrecoverable foreign withholding tax, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was primarily related to the loss from continuing operations during the period and a tax benefit related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of $0.7 million and ($0.2) million for the six months ended June 30, 2012 and 2011, respectively.  The net expense during the six months ended June 30, 2012 consisted of current income tax expense of $0.6 and a deferred tax expense of $43,000.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities in the period and a tax benefit related to intangible assets from our U.K.-based operations.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.7 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related unrecoverable foreign withholding taxes. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.

Our effective tax rate of 19% for the three months ended June 30, 2012 was increased from our effective tax rate of 11% for the three months ended June 30, 2011.  This increase in our effective tax rate relates principally to the decrease in deferred tax assets related to stock compensation and accrued liabilities.

Our effective tax rate of 19% for the six months ended June 30, 2012 was increased from an effective tax rate of 14% for the six months ended June 30, 2011.  This increase in our effective tax rate relates principally to the decrease in deferred tax assets related to stock compensation and accrued liabilities and the release of our valuation allowance on our MAT tax asset from our Indian operations in 2011.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2012 and December 31, 2011 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset as we have determined it is more likely than not that we will not realize these deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards and other tax credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.  The $0.4 million of deferred tax liabilities as of June 30, 2012, were comprised of the following:

June 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$4,141
Research & Development Credits	303
AMT/MAT credit	937
Stock Compensation	619
Depreciable assets	100
Accrued liabilities and reserves	111
Total deferred tax assets	6,211

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,476)
Intangibles	(119)
Total deferred tax liability	(1,595)

Net deferred tax assets, before valuation allowance	$4,616
Valuation allowance	(5,003)
Net deferred tax liability	$(387)

As of June 30, 2012 and December 31, 2011 we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — RESTRUCTURING

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale and was completed by December 31, 2011. There were no additional restructuring expenses during the three or six months ended June 30, 2012.

As of June 30, 2012, $0.2 million remains as an accrued liability which will be fully paid by the fourth quarter of 2012.

NOTE 9 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the three and six months ended June 30, 2011 and components of the net gain on the transaction were as follows (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Revenues	$3,384	$6,553

Income before income tax	$1,646	$2,789
Income tax expense (benefit)	(11,356)	(11,525)
Loss on sale of discontinued operations, net of income tax	(532)	(682)
Income from discontinued operations, net of income tax	$12,470	$13,632

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On May 8, 2012, our Board of Directors declared a special cash dividend of $1.70 per share, payable May 29, 2012, to stockholders of record May 18, 2012.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

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

From the inception of the plan through June 30, 2012, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
License fees and services	$4,507	$2,053	$8,291	$5,195
Customer support	2,147	2,391	4,271	4,640
Total revenue	6,654	4,444	12,562	9,835

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,983	860	4,949	2,768
Customer support	1,760	1,658	3,524	3,221
	4,743	2,518	8,473	5,989
Unallocated Costs
Other operating expenses	2,995	2,871	5,978	6,503
Depreciation and amortization	179	268	351	534
Restructuring and other recovery	—	569	—	569
Interest income	(29)	(6)	(50)	(14)
Interest income, related party	(100)	—	(532)	—
Interest expense	—	1	1	13
Gain on sale of investments	(891)	—	(891)	—
Foreign currency exchange (gain) loss	(46)	(7)	50	(117)

Income (loss) from continuing operations before income taxes	$2,635	$(1,178)	$3,566	$(1,499)

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

	For the Three Months Ended June 30,
	2012			2011
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$1,141	$493	$1,634	$276	$566	$842
Russian Federation	1,042	—	1,042	—	—	—
Mexico	519	82	601	39	93	132
Other	1,805	1,572	3,377	1,738	1,732	3,470
Total revenues	$4,507	$2,147	$6,654	$2,053	$2,391	$4,444

	For the Six Months Ended June 30,
	2012			2011
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$1,518	$996	$2,514	$558	$1,113	$1,671
Russian Federation	2,453	—	2,453	—	—	—
Mexico	745	164	909	73	186	259
Other	3,575	3,111	6,686	4,564	3,341	7,905
Total revenues	$8,291	$4,271	$12,562	$5,195	$4,640	$9,835

	June 30,	December 31,
	2012	2011
Long-lived assets, net
United States	$77	$84
United Kingdom	16,496	16,566
Other	47	85
	$16,620	$16,735

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2012 or December 31, 2011.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2012 or December 31, 2011.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2012 or December 31, 2011.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2012 or December 31, 2011.

(b)          Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $1,667 and $2,500 as of June 30, 2012 and December 31, 2011, respectively. We recorded $1,667 and $2,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended June 30, 2012, and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we recorded $4,167 and $5,000, respectively of general and administrative expense in the consolidated statements of operations.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, and was extended through June 30, 2013 on an as-needed basis.  We had obligations in the consolidated balance sheets of approximately $4,000 as of June 30, 2012 and $125 as of December 31, 2011 related to this agreement.  We recorded approximately $5,000 and $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and six months ended June 30, 2012, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Executive Vice President and Chief Financial Officer held by Brian R. Ervine, effective November 30, 2011. We entered into a consulting agreement with Mr. Ervine to provide consulting services to the Company through December 31, 2012, on an as-needed basis. We had no obligations in the consolidated balance sheets as of June 30, 2012 and approximately $8,000 as of December 31, 2011 related to this agreement.  We recorded approximately $1,000 and $11,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and six months ended June 30, 2012, respectively.

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

During the three months and six months ended June 30, 2012, we recorded interest income of $0.1 million and $0.5 million in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $891,000.

NOTE 14 — SUBSEQUENT EVENTS

On August 1, 2012, our Board of Directors declared a third quarter cash dividend of $0.05 per share, payable October 12, 2012, to stockholders of record September 7, 2012.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller that supports the activation of M2M devices with intermittent or infrequent usage patterns.

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

Consolidated revenue increased to $6.7 million and $12.6 million from $4.4 million and $9.9 million for three and six months ended June 30, 2012 and 2011, respectively.  The increase in revenue for both periods is due to higher license and services revenue primarily from DSA and TSA, partially offset by lower customer support revenue.

Our twelve month backlog increased to $11.4 million as of June 30, 2012, compared to $7.0 million as of June 30, 2011.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011
Revenue	$(220)	$(280)
Costs of revenue and operating expenses	(228)	(377)
Operating Gain	$8	$97

The net effect of our foreign currency translations for the three months ended June 30, 2012 was a $0.2 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended June 30, 2011.  The net effect of our foreign currency translations for the six months ended June 30, 2012 was a $0.3 million decrease in revenue and a $0.4 million decrease in operating expenses versus the six months ended June 30, 2011.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
License fees and services	68%	46%	66%	53%
Customer support	32%	54%	34%	47%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	23%	27%	27%	25%
Costs of customer support, excluding depreciation and amortization	6%	17%	6%	14%
Sales and marketing	18%	33%	20%	34%
General and administrative	15%	19%	15%	20%
Product development	12%	12%	12%	12%
Depreciation	1%	2%	1%	2%
Amortization	1%	4%	2%	3%
Restructuring and other recovery	—	13%	—	6%
Total costs of revenue and operating expenses	76%	127%	83%	116%

Income (loss) from operations	24%	(27)%	17%	(16)%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest income, related party	2%	—	4%	—
Interest expense	—	(0)%	(0)%	(0)%
Gain on sale of investments	13%	—	7%	—
Foreign currency exchange gain (loss)	1%	0%	(0)%	1%
Other income (expense), net	16%	0%	11%	1%

Income (loss) from continuing operations before income taxes	40%	(27)%	28%	(15)%
Income tax expense (benefit)	7%	(3)%	5%	(2)%
Income (loss) from continuing operations	33%	(24)%	23%	(13)%
Income from discontinued operations, net of tax	—	280%	—	139%
Net income	33%	256%	23%	126%

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

Revenue for the three months ended June 30, 2012 and 2011 was $6.7 million and $4.4 million, respectively.  Revenue for the six months ended June 30, 2012 and 2011 was $12.6 million and $9.9 million, respectively.  Increased revenue in both periods is primarily due to increased license and services revenue from our DSA and TSA products partially offset by decreased customer support revenue.

License Fees and Services

License fees and services revenue increased $2.4 million, or 120%, to $4.5 million for the three months ended June 30, 2012 from $2.1 million for the three months ended June 30, 2011.  The increase in revenue is primarily related to higher revenue from DSA and TSA.

License fees and services revenue increased $3.0 million, or 60%, to $8.3 million for the six months ended June 30, 2012 from $5.3 million for the six months ended June 30, 2011.  The increase in revenue is primarily related to higher revenue from DSA and TSA.

Customer Support

Customer support revenue decreased $0.3 million, or 10%, to $2.1 million for the three months ended June 30, 2012 from $2.4 million for the three months ended June 30, 2011. The decline in customer support revenue is due to lower revenue from DSA.

Customer support revenue decreased $0.4 million, or 8%, to $4.2 million for the six months ended June 30, 2012 from $4.6 million for the six months ended June 30, 2011.  The decline in customer support revenue is due to lower revenue from DSA and TSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.9 million for the three months ended June 30, 2012 and 2011.  Costs of revenue, excluding depreciation and amortization, were $4.1 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.3 million, or 28%, to $1.5 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011. The increase in costs is primarily the result of third party software and partner commissions for our DSA product and increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 34% for the three months ended June 30, 2011 from 58% for the three months ended June 30, 2011.  The decrease as a percentage of revenue is primarily due to the aforementioned increase in license fee and services revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, increased $0.9 million, or 38%, to $3.3 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011.  The increase in costs is primarily the result of third party software and partner commissions for our DSA product and increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 40% for the six months ended June 30, 2011 from 47% for the six months ended June 30, 2011.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned increased revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.3 million, or 47%, to $0.4 million for the three months ended June 30, 2012 from $0.7 million for the three months ended June 30, 2011.  The decrease in costs is related to fewer hours spent on support projects during the quarter. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 18% for the three months ended June 30, 2012 from 31% for the three months ended June 30, 2011.  The decrease in costs as a percentage of revenue is due primarily to the aforementioned decrease in hours spent on support projects during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.7 million, or 47%, to $0.7 million for the six months ended June 30, 2012 from $1.4 million for the six months ended June 30, 2011.  The decrease in costs is primarily to fewer hours spent on support projects during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 17% for the six months ended June 30, 2012 from 31% for the six months ended June 30, 2011.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned decreased costs during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 16%, to $1.2 million for the three months ended June 30, 2012 from $1.5 million for the three months ended June 30, 2011.  The decrease in costs is related primarily to lower employee and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased to 18% for the three months ended June 30, 2012 from 33% for the three months ended June 30, 2011. The decrease in sales and marketing costs as a percentage of revenue is primarily due to increased revenue and to the aforementioned decrease in costs during the period.

Sales and marketing expenses decreased $0.7 million, or 23%, to $2.6 million for the six months ended June 30, 2012 from $3.3 million for the six months ended June 30,2011.  The decrease in costs is related primarily to lower employee, travel and marketing expense.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the six months ended June 30, 2012 from 34% for the six months ended June 30, 2011. The decrease in sales and marketing costs as a percentage of revenue is primarily due to increased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 16%, to $1.0 million from $0.9 million for the three months ended June 30, 2012 and 2011, respectively.  The increase is due to a bad debt reserve and incentive compensation related to improved financial results partially offset by lower costs due to lower headcount and equity compensation. As a percentage of revenue, general and administrative expenses decreased to 15% for the three months ended June 30, 2012 from 19% for the three months ended June 30, 2011. The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue during the period.

General and administrative expenses decreased $0.1 million, or 3%, to $1.9 million from $2.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in costs is primarily due to lower headcount and equity compensation partially offset by increased costs due to a bad debt reserve, incentive compensation and professional fees. As a percentage of total revenue, general and administrative expenses decreased to 15% for the six months ended June 30, 2012 from 20% for the six months ended June 30, 2011.  The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development increased $0.2 million, or 40% to $0.8 million from $0.6 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in costs is primarily due to higher hours spent on research and development projects as well as higher incentive compensation related to improved financial results.  As a percentage of revenue, product development expenses remained at 12% for the three months ended June 30, 2012 and 2011, respectively.

Product development expenses increased $0.3 million, or 22% to $1.5 million from $1.2 million for the six months ended June 30, 2012 and 2011.  The increase in costs is primarily due to increased hours spent on research and development projects and higher incentive compensation related to improved financial results.  As a percentage of revenue, product development expenses for the six months ended June 30, 2012 and 2011, decreased to 12% from 13%, respectively.  The decrease as a percentage of revenue is primarily due to the increase in revenue.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended June 30, 2012 and 2011. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2012 and 2011 was 1% and 2%, respectively.  The decrease as a percentage of revenue is primarily due to increased revenue.

Depreciation expense remained at $0.2 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of total revenue, depreciation expense for the six months ended June 30, 2012 and 2011, decreased to 1% from 2%, respectively.  The decrease in depreciation expense as a percentage of revenue is primarily due to the increase in revenue.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense decreased $0.1 million, or 45%, to $0.1 million from $0.2 million for the three months ended June 30, 2012 and 2011, respectively. As a percentage of total revenue, amortization expense for the three months ended June 30, 2012 and 2011, decreased to 2% from 4%, respectively. The decrease in amortization expense and as a percentage of revenue is due primarily to the increased revenue and to some intangible assets becoming fully amortized during the second quarter of 2011.

Amortization expense decreased $0.2 million, or 45% to $0.2 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of total revenue, amortization expense for the six months ended June 30, 2012 and 2011, decreased to 2% from 4%, respectively. The decrease as a percentage of revenue is primarily due to the increase in revenue and to some intangible assets becoming fully amortized during the second quarter of 2011.

Restructuring

There were no restructuring expenses during the three or six months ended June 30, 2012. Restructuring expense of $0.6 million was recorded for the three and six months ended June 30, 2011.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income increased $0.1 million or 2234%, to $0.1 million for the three months ended June 30, 2012 from $6,000 for the three months ended June 30, 2011. The increase was due primarily to interest from long-term investments.

Interest income increased $0.6 million or 4081%, to $0.6 million for the six months ended June 30, 2012 from $14,000 for the six months ended June 30, 2011. The increase was due primarily to interest from long-term investments.

Interest Expense

Interest expense includes interest expense from our capital lease obligations.  Interest expense was $0 and $1,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $1,000 is primarily due to the expiration of our capital lease obligations in the first quarter of 2012.

Interest expense was $1,000 and $13,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $12,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $46,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively and ($0.1) million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Accumulated other comprehensive income decreased to ($0.9) million as of June 30, 2012 compared to $0.7 million as of June 30, 2011. The decrease is related primarily to weaker subsidiaries’ functional currencies and net unrealized gains reversed related to the sale long-term corporate debt securities.  For the six months ended June 30, 2012, accumulated other comprehensive income decreased to $0.4 million from $0.7 million for the six months ended June 30, 2011.  The decrease is related primarily to weaker subsidiaries’ functional currencies partially offset by the net unrealized gains related to long-term corporate debt securities.

Income Taxes

We recorded net income tax expense (benefit) of $0.5 million and ($0.1) million for the three months ended June 30, 2012 and 2011, respectively.  The net expense during the three months ended June 30, 2012 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations. The net benefit during the three months ended June 30, 2011 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.5 million. The current tax expense consists of income tax from our U.K.-based operations consisting primarily of unrecoverable foreign withholding tax, income taxes related to our operations in India and unrecoverable foreign withholding tax in the U.S. The deferred tax benefit was primarily related to the loss from continuing operations during the period and a tax benefit related to intangible assets from our U.K.-based operations.

We recorded net income tax expense (benefit) of $0.7 million and ($0.2) million for the six months ended June 30, 2012 and 2011, respectively.  The net expense during the six months ended June 30, 2012 consisted of current income tax expense of $0.6 and a deferred tax expense of $43,000.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities in the period and a tax benefit related to intangible assets from our U.K.-based operations.  The net benefit during the six months ended June 30, 2011 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.7 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related unrecoverable foreign withholding taxes. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.

Our effective tax rate of 19% for the three months ended June 30, 2012 was increased from our effective tax rate of 11% for the three months ended June 30, 2011.  This increase in our effective tax rate relates principally to the decrease in deferred tax assets related to stock compensation and accrued liabilities.

Our effective tax rate of 19% for the six months ended June 30, 2012 was increased from an effective tax rate of 14% for the six months ended June 30, 2011.  This increase in our effective tax rate relates principally to the decrease in deferred tax assets related to stock compensation and accrued liabilities and the release of our valuation allowance on our MAT tax asset from our Indian operations in 2011.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of June 30, 2012 and December 31, 2011 we continued to maintain a valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position. The $0.4 million of deferred tax liability as of June 30, 2012, were comprised of the following:

June 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$4,141
Research & Development Credits	303
AMT/MAT credit	937
Stock Compensation	619
Depreciable assets	100
Accrued liabilities and reserves	111
Total deferred tax assets	6,211

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,476)
Intangibles	(119)
Total deferred tax liability	(1,595)

Net deferred tax assets, before valuation allowance	$4,616
Valuation allowance	(5,003)
Net deferred tax liability	$(387)

Discontinued Operations

The amount reported as discontinued operations for the three and six months ended June 30, 2011 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Revenues	$3,384	$6,553

Income before income tax	$1,646	$2,789
Income tax expense (benefit)	(11,356)	(11,525)
Loss on sale of discontinued operations, net of income tax	(532)	(682)
Income from discontinued operations, net of income tax	$12,470	$13,632

FINANCIAL CONDITION

Our working capital position increased $0.9 million to $12.5 million as of June 30, 2012 from $11.7 million as of December 31, 2011.  The majority of the increase in working capital is related to the increase of current assets relating to contracts receivables and unbilled work-in progress.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2011 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2012, our principal source of liquidity was $10.0 million in cash and cash equivalents and $5.2 million in contract receivables, net of allowances.

Net cash (used in) provided by operating activities for the six months ended June 30, 2012 and 2011 was ($0.2) million and $7.0 million, respectively.  The decrease in cash provided by operating activities for the six months ended June 30, 2012 was due to $6.0 million of cash provided by discontinued operations during the six months ended June 30, 2011.  Net cash (used in) provided by continuing operating activities was ($0.2) million, and $1.0 million for the six months ended June 30, 2012, and 2011, respectively.  The cash used by continuing operating activities for the six months ended June 30, 2012 was primarily due to the increase in contracts receivable and unbilled work-in-progress.

Net cash provided by (used in) investing activities during each of the six months ended June 30, 2012 and 2011 was $17.7 and ($0.4) million, respectively.  The increase in cash provided by investing activities is primarily due to the sale of our long-term investments.  Net cash provided by (used in) continuing investing activities was $17.8 million and ($0.1) million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash provided by investing activities is due to sale of our long-term investments during the six months ended June 30, 2012.

Net cash used in financing activities for the six months ended June 30, 2012 and 2011 was $41.7 million and $1.1 million, respectively.  The decrease in cash used in financing activities is primarily due to the special $2.00 and $1.70 per share common stock cash dividends paid in 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2012 of $10.0 million;

•                                                Our working capital balance of $12.5 million;

•                                                Our demonstrated ability to generate positive cash flows from operations, which we expect to continue in the second half of 2012;

•                                                The declaration of our quarterly cash dividends of $0.05 per share for the first quarter, a special cash dividend of $1.70 per share for the second quarter of 2012 and the possibility of future dividends;

•                                                Our backlog as of June 30, 2012 of approximately $11.4 million, including $7.4 million in license fees and services and $4.0 million in customer support.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2012 and 2011, the effect of exchange rate changes resulted in a ($0.1) million decrease and $0.1 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2012	2011
British pound sterling	0.64032	0.64701
Indian rupee	56.21135	54.52563

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2012	2011	2012	2011
British pound sterling	0.63166	0.61296	0.63415	0.61876
Indian rupee	54.57977	45.28214	52.84820	45.58830

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

Our management, with the participation of the Chief Executive Officer and Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As described below under “Management’s Report on Internal Control Over Financial Reporting,” we determined that we had a material weakness in the internal control over financial reporting as of December 31, 2011.  As a result of this determination, the Company’s Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective and we began taking steps to correct the deficiencies.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30 ,2012, we implemented changes to our internal control over financial reporting process as it relates to income taxes. These changes were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and have materially affected our internal controls over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting.  In March 2012, during the course of making our assessment of the effectiveness of internal control over financial reporting, we identified a material weakness as of December 31, 2011 related to accounting for income taxes. Subsequent to that finding, we have designed and implemented additional monitoring and oversight controls over the income tax accounting process and improved the control documentation for income taxes to ensure conformity with generally accepted accounting principles through the increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets.

We determined that the actions and evaluation described above resulted in improvements in our controls that strengthened our internal control over financial reporting and has addressed the related material weakness that we originally identified as of December 31, 2011. The evaluation of internal controls over financial reporting included a review of the documentation of the income tax controls, testing the operating effectiveness of the income tax controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting, including the income tax controls was effective as of June 30, 2012.

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

Dividends - Our Board of Directors has declared a cash dividends of $0.05 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 7, 2012	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)