Form 10-Q
period 2012-09-30
EVOLVING SYSTEMS INC
filed 2012-11-13
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012 there were 11,356,565 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,391	$34,290
Short-term restricted cash	52	50
Contract receivables, net of allowance for doubtful accounts of $49 and $52 at September 30, 2012 and December 31, 2011, respectively	4,989	4,540
Unbilled work-in-progress	3,727	1,361
Prepaid and other current assets	1,045	1,259
Interest receivable, long-term investments, related parties	—	357
Total current assets	22,204	41,857
Long-term investments, related party	—	16,448
Property and equipment, net	245	369
Amortizable intangible assets, net	312	584
Goodwill	16,848	15,782
Long-term restricted cash	—	2
Total assets	$39,609	$75,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$8
Accounts payable and accrued liabilities	4,340	3,657
Income taxes payable	315	848
Dividends payable	566	22,271
Unearned revenue	2,810	3,401
Total current liabilities	8,035	30,185
Long-term liabilities:
Capital lease obligations, net of current portion	17	—
Deferred income taxes	673	145
Total liabilities	8,725	30,330

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,512,827 shares issued and 11,333,938 outstanding as of September 30, 2012 and 11,314,493 shares issued and 11,135,604 outstanding as of December 31, 2011	11	11
Additional paid-in capital	90,706	90,062
Treasury stock 178,889 shares as of September 30, 2012 and December 31, 2011, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(2,834)	(4,247)
Unrealized losses on investments, related parties, net of tax	—	(284)
Accumulated deficit	(55,746)	(39,577)
Total stockholders’ equity	30,884	44,712
Total liabilities and stockholders’ equity	$39,609	$75,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
License fees and services	$4,741	$1,921	$13,032	$7,115
Customer support	2,093	2,349	6,364	6,990
Total revenue	6,834	4,270	19,396	14,105

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,707	1,090	5,049	3,517
Costs of customer support, excluding depreciation and amortization	391	420	1,138	1,839
Sales and marketing	1,270	1,604	3,834	4,913
General and administrative	937	855	2,844	2,815
Product development	675	629	2,182	1,863
Depreciation	72	87	224	261
Amortization	100	102	299	461
Restructuring and other recovery	—	—	—	569
Total costs of revenue and operating expenses	5,152	4,787	15,570	16,238

Income (loss) from operations	1,682	(517)	3,826	(2,133)

Other income (expense)
Interest income	6	77	56	91
Interest income, related party	—	194	532	194
Interest expense	—	(1)	(1)	(14)
Gain on sale of investments	—	—	891	—
Foreign currency exchange gain (loss)	(116)	105	(166)	222
Other income (expense), net	(110)	375	1,312	493

Income (loss) from continuing operations before income taxes	1,572	(142)	5,138	(1,640)
Income tax expense (benefit)	334	(26)	1,012	(243)
Income (loss) from continuing operations	$1,238	$(116)	$4,126	$(1,397)
Income from discontinued operations, net of tax	—	18,320	—	31,951
Net income	$1,238	$18,204	$4,126	$30,554

Basic income (loss) per common share — continuing operations	$0.11	$(0.01)	$0.37	$(0.13)

Diluted income (loss) per common share - continuing operations	$0.11	$(0.01)	$0.36	$(0.13)

Basic income per common share - discontinued operations	$—	$1.68	$—	$2.95

Diluted income per common share - discontinued operations	$—	$1.64	$—	$2.86

Basic income per common share - net income	$0.11	$1.67	$0.37	$2.82

Diluted income per common share - net income	$0.11	$1.63	$0.36	$2.73

Cash dividend declared per common share	$0.05	$0.05	$1.80	$0.15

Weighted average basic shares outstanding	11,318	10,877	11,248	10,821
Weighted average diluted shares outstanding	11,590	11,149	11,490	11,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,238	$18,204	$4,126	$30,554

Other comprehensive income:
Foreign currency translation gain (loss)	1,314	(780)	1,413	(44)
Unrealized gains on available-for-sale securities
Unrealized holding gain (loss) arising during period	—	(1,192)	453	(1,192)
Other comprehensive income (loss), before tax	1,314	(1,972)	1,866	(1,236)
Income tax benefit (expense) related to components of
other comprehensive income (loss)	—	445	(169)	445
Other comprehensive income (loss), net of tax	1,314	(1,527)	1,697	(791)

Comprehensive income	$2,552	$16,677	$5,823	$29,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	199,222	—	434	—	—	—	434
Common Stock issued pursuant to the Employee Stock Purchase Plan	986	—	5	—	—	—	5
Stock-based compensation expense	—	—	205	—	—	—	205
Restricted stock issuance, net of cancellations	(1,874)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(20,295)	(20,295)
Comprehensive income (loss):
Net income	—	—	—	—	—	4,126
Net unrealized losses on investments, related party, net of tax					284
Foreign currency translation adjustment	—	—	—	—	1,413	—
Comprehensive income							5,823
Balance at September 30, 2012	11,333,938	$11	$90,706	$(1,253)	$(2,834)	$(55,746)	$30,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,126	$30,554
Income from discontinued operations	—	31,951
Income (loss) from continuing operations	4,126	(1,397)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	224	261
Amortization of intangible assets	299	461
Amortization of debt issuance costs		11
Stock based compensation	205	464
Accretion of discount on marketable securities	(6)	—
Gain on sale of marketable securities	(891)	—
Unrealized foreign currency transaction (gains) and losses, net	166	(222)
Provision for bad debt	314	—
Expense (benefit) from deferred income taxes	364	(522)
Change in operating assets and liabilities:
Contract receivables	(420)	2,717
Unbilled work-in-progress	(2,545)	(451)
Prepaid and other assets	577	(312)
Accounts payable and accrued liabilities	(19)	(264)
Unearned revenue	(753)	(1,276)
Net cash provided by (used in) operating activities of continuing operations	1,641	(530)
Net cash provided by operating activities of discontinued operations	—	5,805
Net cash provided by operating activities	1,641	5,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	(85)
Proceeds from sale of business, net	—	37,509
Purchase of marketable securities	—	(21,445)
Proceeds from sale of marketable securities, related party	17,831	—
Restricted cash	—	(2)
Net cash provided by investing activities of continuing operations	17,767	15,977
Net cash used in investing activities of discontinued operations	—	(588)
Net cash provided by investing activities	17,767	15,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(12)	(3)
Common stock cash dividends	(41,999)	(1,618)
Purchase of treasury stock	—	(1,169)
Proceeds from the issuance of stock	439	1,042
Net cash used in financing activities of continuing operations	(41,572)	(1,748)
Net cash used in financing activities of discontinued operations	—	(4)
Net cash used in financing activities	(41,572)	(1,752)

Effect of exchange rate changes on cash	265	(124)

Net (decrease) increase in cash and cash equivalents	(21,899)	18,788
Cash and cash equivalents at beginning of period	34,290	10,801
Cash and cash equivalents at end of period	$12,391	$29,589

Supplemental disclosure of other cash and non-cash financing transactions:
Interest paid	$1	$19
Income taxes paid	695	290
Common stock dividend declared	566	506
Valuation allowance reversed to additional paid-in capital		1,623

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

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

Revisions and Reclassifications — We have changed the classification of revenue totaling approximately $64,000 from continuing operations to discontinued operations for the nine months ended September 30, 2011. Net income for the period remained at $30.6 million. Basic and diluted loss per common share - continuing operations declined from ($0.12) to ($0.13) and discontinued operations diluted income per common share increased from $2.85 to $2.86, as a result of the aforementioned reclassification for the nine months ended September 30, 2011. There were no classification changes for the three months ended September 30, 2011.

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

Foreign Currency — Our functional currency is the U.S. dollar. The functional currency of our foreign operations is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the consolidated statements of operations in the period in which they occur.

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

We performed our annual goodwill impairment test as of July 31, 2012, when we had $16.0 million of goodwill which included the following reporting units, License and Services (“L&S”) — UK of $7.2 million and Customer Support (“CS”) — UK of $8.8 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market valuation multiples data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge. As a result of the first step of the 2012 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore the second step was not necessary. A hypothetical 5% decrease in the estimated fair value of our CS-UK and L&S-UK reporting units still result in the estimated fair value exceeding its carrying value.

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

                In September 2011, the Financial Accounting Standards Board issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for us on July 1, 2012.

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

As of April 23, 2012 the investments in marketable debt securities were sold for approximately $17.8 million and we realized a gain on sale of approximately $891,000.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of the acquisition of Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2011	$7,059	$8,723	$15,782
Effects of changes in foreign currency exchange rates	477	589	1,066
Balance as of September 30, 2012	$7,536	$9,312	$16,848

We conducted our annual goodwill impairment test as of July 31, 2012, and we determined that goodwill was not impaired as of the test date. From July 31, 2012 through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of September 30, 2012 and December 31, 2011, identifiable intangibles were as follows (in thousands):

	September 30, 2012			December 31, 2011			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,469	$1,469	$—	$1,376	$1,376	$—	4.6 yrs
Trademarks and tradenames	740	661	79	694	545	149	7.0 yrs
Business partnerships	121	121	—	113	113	—	5.0 yrs
Customer relationships	2,169	1,936	233	2,031	1,596	435	5.3 yrs
	$4,499	$4,187	$312	$4,214	$3,630	$584	5.2 yrs

 (1)  Changes in intangible gross values as of September 30, 2012 compared to December 31, 2011 are the direct result of the changes in foreign currency exchange rates for the periods then ended.

All U.S. intangible assets were sold as part of the Asset Sale. Amortization expense of identifiable intangible assets was $0.1 million three months ended September 30, 2012 and 2011, and $0.3 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2012 was as follows (in thousands):

For the Nine Months Ended September 30,
2012	$104
2013	208
$312

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

The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic income (loss) per share:
Income (loss) from continuing operations	$1,238	$(116)	$4,126	$(1,397)
Income from discontinued operations, net of tax	$—	$18,320	$—	$31,951
Net income	$1,238	$18,204	$4,126	$30,554

Basic weighted average shares outstanding	11,318	10,877	11,248	10,821

Basic income (loss) per share:
Continuing operations	$0.11	$(0.01)	$0.37	$(0.13)
Discontinued operations	$—	$1.68	$—	$2.95
Net Income	$0.11	$1.67	$0.37	$2.82

Diluted income (loss) per share:
Income (loss) from continuing operations	$1,238	$(116)	$4,126	$(1,397)
Income from discontinued operations, net of tax	$—	$18,320	$—	$31,951
Net income	$1,238	$18,204	$4,126	$30,554

Weighted average shares outstanding	11,318	10,877	11,248	10,821
Effect of dilutive securities - options	272	272	242	370
Diluted weighted average shares outstanding	11,590	11,149	11,490	11,191

Diluted income per share:
Continuing operations	$0.11	$(0.01)	$0.36	$(0.13)
Discontinued operations	$—	$1.64	$—	$2.86
Net Income	$0.11	$1.63	$0.36	$2.73

For the three months ended September 30, 2012 and 2011, 0.1 million and 0.3 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2012 and 2011, 0.2 million and 0.3 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and nine months ended September 30, 2011, 0.3 million and 0.4 million shares, respectively, were excluded from the diluted share calculation for loss from continuing operations as they were anti-dilutive as a result of the net loss.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million and $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2012 and 2011 and $0.2 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of license fees and services, excluding depreciation and amortization	$5	$11	$14	$33
Cost of customer support, excluding depreciation and amortization	1	1	3	4
Sales and marketing	6	14	18	53
General and administrative	50	106	155	330
Product development	4	10	15	44
Share based compensation - continuing operations	66	142	205	464
Discontinued operations	—	—	—	19
Total share based compensation	$66	$142	$205	$483

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2012 and December 31, 2011, 0.3 and 0.4 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At September 30, 2012, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended, as well as an increase of 64,069 authorized shares as a result of the antidilution modification in connection with the special dividend (see details below).  At September 30, 2012 and December 31, 2011, 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the nine months ended September 30, 2012 there were no grants of restricted stock to members of our Board of Directors and senior management.  During the nine months ended September 30, 2011, we awarded 10,000 shares of restricted stock to members of our Board of Directors and senior management.  There were no grants during the three months ended September 30, 2012 or 2011.  During the three and nine months ended September 30, 2012, 2,000 and 7,000 shares of restricted stock vested, respectively.  During the three and nine months ended September 30, 2011, 9,000 and 28,000 shares of restricted stock vested, respectively.  Approximately 0 and 2,000 shares of restricted stock were forfeited during the three and nine months ended September 30, 2012, respectively and approximately 2,000 and 9,000 during the three and nine months ended September 30, 2011, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $8,000 and $23,000 for the three and nine months ended September 30, 2012 and $46,000 and $138,000 for the three and nine months ended September 30, 2011, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

As described above, on May 8, 2012, we declared a special cash dividend of $1.70 per share on all of the issued and outstanding common stock, or an aggregate of approximately $19.5 million, which was paid on May 29, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on May 18, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $5.80 to $4.53 and an increase in the aggregate number of shares issuable upon exercise of such options by 64,069.  Since our Stock Plan permits, but does not require, antidilution modifications, Accounting Standards Codification (“ASC”)

718, Compensation — Stock Compensation requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the three months ended September 30, 2012.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method, which we adopted in January 2008. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is based upon historical and anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (years)	*	*	5.7	5.3
Risk-free interest rate	*	*	0.83%	1.53%
Expected volatility	*	*	65.24%	66.35%
Expected dividend yield	*	*	3.53%	3.00%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2012:

			Weighted-
			Average
	(1)	Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2011	924	$4.53	5.06	$1,635
Options granted	69	$4.52
Less options forfeited	(44)	$10.16
Less options exercised	(199)	$2.18
Options outstanding at September 30, 2012	750	$4.83	4.89	$1,952

Options exercisable at September 30, 2012	688	$5.04	4.35	$1,678

(1)     Beginning balance of options outstanding as of December 31, 2011, was adjusted by 64,069 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

No stock options were granted during the three months ended September 30, 2012 and 2011. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $2.48 and $3.12.

As of September 30, 2012, there was approximately $0.2 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 1.7 years.  The total fair value of stock options vested during the three months ended September 30, 2012 and 2011 was $0.1 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2012 and 2011 was $0.2 million and $0.4 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 and $8,000 for the three months ended September 30, 2012 and 2011, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $11,000 and $30,000 for the nine months ended September 30, 2012 and 2011, respectively.

Cash received from stock option exercises for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $0.4 million and $1.0 million, respectively.

During the three months ended March 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2011, resulted in approximately 91,000 shares issued and 120,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three or nine months ended September 30, 2012.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares under the ESPP.  Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2012, there were approximately 72,000 shares available for purchase.  For the three months ended September 30, 2012 and 2011, we recorded compensation expense of $600 and $400, respectively, and $1,000 and $7,000 for the nine month periods ended September 30, 2012 and 2011, respectively associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.1%	0.2%	0.09%	0.04%
Expected volatility	45.3%	30.2%	41.4%	34.2%
Expected dividend yield	3.3%	3.2%	3.5%	3.0%

Cash received from employee stock plan purchases for the three months ended September 30, 2012 and 2011 was $2,000 and $14,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2012 and 2011 was $5,000 and $32,000, respectively.

We issued shares related to the ESPP of approximately 400 and 2,000 for the three months ended September 30, 2012 and 2011.  We issued shares related to the ESPP of approximately 1,000 and 5,000 for the nine months ended September 30, 2012 and 2011.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2012 and 2011, two significant customers (defined as contributing at least 10%) accounted for 33% (19% and 14%) and 21% (11% and 10%), respectively, of revenue from continuing operations.  The significant customers for the three months ended September 30, 2012 are large telecommunications operators in Europe and Mexico.  The significant customers for the three months ended September 30, 2011 are large telecommunications operators in Europe.  For the nine months ended September 30, 2012, three significant customers accounted for 40% (15%, 15% and 10%) of revenue from continuing operations. These customers are large telecommunications operators in the Russian Federation, Europe and Mexico. For the nine months ended September 30, 2011, one significant customer accounted for 10% of revenue from continuing operations.  This customer is large telecommunications operator located in Europe.

As of September 30, 2012, one significant customers accounted for approximately 17% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunications operator in the Russian Federation.  At December 31, 2011, three significant customers accounted for approximately 32% (12%, 10% and 10%) of contract receivables and unbilled work-in-progress.  These customers are two large telecommunications operators in Europe and one in Africa.

NOTE 7 — INCOME TAXES

We recorded net income tax expense (benefit) of $0.3 million and ($26,000) for the three months ended September 30, 2012 and 2011, respectively.  The net expense during the three months ended September 30, 2012 consisted deferred tax expense of $0.3 million. The deferred tax expense was primarily related to the utilization of Net Operating Loss (“NOL”) assets net of a tax benefit due to intangible assets from our U.K.-based operations and utilization of Minimum Alternative Tax (“MAT”) from our operations in India. The net benefit during the three months ended September 30, 2011 consisted of current income tax benefit of ($0.2) million and a deferred tax expense of $0.2 million. The current tax benefit consists of loss from U.S.A and U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset.

We recorded net income tax expense (benefit) of $1.0 million and ($0.2) million for the nine months ended September 30, 2012 and 2011, respectively.  The net expense during the nine months ended September 30, 2012 consisted of current income tax expense of $0.6 million and a deferred tax expense of $0.4 million.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities, the utilization of NOL assets in the period and a tax benefit related to intangible assets from our U.K.-based operations and utilization of MAT assets from operations in India.  The net benefit during the nine months ended September 30, 2011 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.5 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to unrecoverable foreign withholding taxes. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.

Our effective tax rate of 21% for the three months ended September 30, 2012 was increased from our effective tax rate of 18% for the three months ended September 30, 2011.  This increase in our effective tax rate relates principally to the increase in income in the U.K. which has a higher effective income tax rate.

Our effective tax rate of 20% for the nine months ended September 30, 2012 was increased from an effective tax rate of 15% for the nine months ended September 30, 2011.  This increase in our effective tax rate relates principally to the increase in income in the U.K. which has a higher effective income tax rate.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2012 and December 31, 2011 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset as we have determined it is more likely than not that we will not realize these deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards and other tax credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.  The $0.7 million of deferred tax liabilities as of September 30, 2012, were comprised of the following:

September 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$3,938
Research & Development Credits	303
AMT/MAT credit	908
Stock Compensation	593
Depreciable assets	65
Accrued liabilities and reserves	5
Section 956 Inclusion
Total deferred tax assets	5,812

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,230)
Intangibles	(106)
Accrued liabilities and reserves	(8)
Depreciable assets	(111)
Total deferred tax liability	(1,455)

Net deferred tax assets, before valuation allowance	$4,357
Valuation allowance	(5,030)
Net deferred tax liability	$(673)

As of September 30, 2012 and December 31, 2011 we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — RESTRUCTURING

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees.  The reduction in workforce was related to the Asset Sale and was completed by December 31, 2011.  There were no additional restructuring expenses during the three or nine months ended September 30, 2012.

As of September 30, 2012, $0.1 million remains as an accrued liability which will be fully paid by the fourth quarter of 2012.

NOTE 9 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the three and nine months ended September 30, 2011 and components of the net gain on the transaction were as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
Revenues	$—	$6,553

Income before income tax	$—	$2,788
Income tax expense (benefit)	—	21
Loss on sale of discontinued operations, net of income tax	18,319	29,184
Income from discontinued operations, net of income tax	$18,319	$31,951

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

From the inception of the plan through September 30, 2012, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. No shares were purchased for the three or nine months ending September 30, 2012. These shares are currently being held in treasury.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
License fees and services	$4,741	$1,921	$13,032	$7,115
Customer support	2,093	2,349	6,364	6,990
Total revenue	6,834	4,270	19,396	14,105

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,034	831	7,983	3,598
Customer support	1,702	1,929	5,226	5,151
	4,736	2,760	13,209	8,749
Unallocated Costs
Other operating expenses	2,882	3,088	8,860	9,591
Depreciation and amortization	172	189	523	722
Restructuring and other recovery	—	—	—	569
Interest income	(6)	(77)	(56)	(91)
Interest income, related party	—	(194)	(532)	(194)
Interest expense	—	1	1	14
Gain on sale of investments	—	—	(891)	—
Foreign currency exchange (gain) loss	116	(105)	166	(222)

Income (loss) from continuing operations before income taxes	$1,572	$(142)	$5,138	$(1,640)

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

	For the Three Months Ended September 30,
	2012			2011
Revenue	L&S	CS	Total	L&S	CS	Total
United Kingdom	$1,247	$479	$1,726	$253	$545	$798
Mexico	873	95	968	55	97	152
Other	2,621	1,519	4,140	1,613	1,707	3,320
Total revenues	$4,741	$2,093	$6,834	$1,921	$2,349	$4,270

	For the Nine Months Ended September 30,
	2012			2011
Revenue	L&S	CS	Total	L&S	CS	Total
United Kingdom	$2,764	$1,475	$4,239	$812	$1,658	$2,470
Russian Federation	2,945	—	2,945	—	—	—
Other	7,323	4,889	12,212	6,303	5,332	11,635
Total revenues	$13,032	$6,364	$19,396	$7,115	$6,990	$14,105

	September 30,	December 31,
Long-lived assets, net	2012	2011
United States	$57	$84
United Kingdom	17,306	16,566
Other	42	85
	$17,405	$16,735

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices

Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2012 or December 31, 2011.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2012 or December 31, 2011.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2012 or December 31, 2011.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2012 or December 31, 2011.

(b)          Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 13 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we will pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $0 and $2,500 as of September 30, 2012 and December 31, 2011, respectively. We recorded $0 and $2,500 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended September 30, 2012, and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we recorded $4,167 and $7,500, respectively of general and administrative expense in the consolidated statements of operations.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, and was extended through June 30, 2013 on an as-needed basis.  We had obligations in the consolidated balance sheets of approximately $5,000 as of September 30, 2012 and $125 as of December 31, 2011 related to this agreement.  We recorded approximately $12,000 and $22,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2012, respectively.  We recorded approximately $2,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2011, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Executive Vice President and Chief Financial Officer held by Brian R. Ervine, effective November 30, 2011. We entered into a consulting agreement with Mr. Ervine to provide consulting services to the Company through December 31, 2012, on an as-needed basis. We had no obligations in the consolidated balance sheets as of September 30, 2012 and approximately $8,000 as of December 31, 2011 related to this agreement.  We recorded approximately $0 and $11,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three and nine months ended September 30, 2012, respectively.

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

During the nine months ended September 30, 2012, we recorded interest income of $0.5 million in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $891,000.

NOTE 14 — SUBSEQUENT EVENTS

On November 13, 2012, our Board of Directors declared a fourth quarter cash dividend of $0.05 per share, payable December 21, 2012, to stockholders of record November 30, 2012.

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of October 22, 2012.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of the date of this report, there was no borrowing outstanding under this Revolving Facility.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA is used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA is used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller supports the activation of M2M devices with intermittent or infrequent usage patterns.

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

Consolidated revenue increased to $6.8 million and $19.4 million from $4.3 million and $14.1 million for three and nine months ended September 30, 2012 and 2011, respectively.  The increase in revenue for both periods is due to higher license and services revenue primarily from DSA and TSA, partially offset by lower customer support revenue.

Our twelve month backlog increased to $11.6 million as of September 30, 2012, compared to $10.3 million as of September 30, 2011.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012 vs. 2011	2012 vs. 2011
Revenue	$(204)	$(484)
Costs of revenue and operating expenses	(179)	(556)
Operating Gain	$(25)	$72

The net effect of our foreign currency translations for the three months ended September 30, 2012 was a $0.2 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended September 30, 2011.  The net effect of our foreign currency translations for the nine months ended September 30, 2012 was a $0.5 million decrease in revenue and a $0.6 million decrease in operating expenses versus the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
License fees and services	69%	45%	67%	50%
Customer support	31%	55%	33%	50%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services,
excluding depreciation and amortization	25%	26%	26%	25%
Costs of customer support,
excluding depreciation and amortization	6%	10%	6%	13%
Sales and marketing	18%	38%	20%	35%
General and administrative	14%	20%	14%	20%
Product development	10%	15%	11%	13%
Depreciation	1%	2%	1%	2%
Amortization	1%	2%	2%	3%
Restructuring and other recovery	—	—	—	4%
Total costs of revenue and operating expenses	75%	113%	80%	115%

Income (loss) from operations	25%	(13)%	20%	(15)%

Other income (expense)
Interest income	0%	2%	0%	0%
Interest income, related party	—	5%	3%	1%
Interest expense	—	(0)%	(0)%	(0)%
Gain on sale of investments	—	—	5%	—
Foreign currency exchange gain (loss)	(2)%	2%	(1)%	2%
Other income (expense), net	(2)%	9%	7%	3%

Income (loss) from continuing operations before income taxes	23%	(4)%	27%	(12)%
Income tax expense (benefit)	5%	(1)%	5%	(2)%
Income (loss) from continuing operations	18%	(3)%	22%	(10)%
Income from discontinued operations, net of tax	—	429%	—	227%
Net income	18%	426%	22%	217%

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

Revenue for the three months ended September 30, 2012 and 2011 was $6.8 million and $4.3 million, respectively.  Revenue for the nine months ended September 30, 2012 and 2011 was $19.4 million and $14.1 million, respectively.  Increased revenue in both periods is primarily due to increased license and services revenue from our DSA and TSA products partially offset by decreased customer support revenue.

License Fees and Services

License fees and services revenue increased $2.8 million, or 147%, to $4.7 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011.  The increase in revenue is primarily related to higher revenue from DSA and TSA.

License fees and services revenue increased $5.9 million, or 83%, to $13.0 million for the nine months ended September 30, 2012 from $7.1 million for the nine months ended September 30, 2011.  The increase in revenue is primarily related to higher revenue from DSA and TSA.

Customer Support

Customer support revenue decreased $0.3 million, or 11%, to $2.1 million for the three months ended September 30, 2012 from $2.4 million for the three months ended September 30, 2011. The decline in customer support revenue is due to lower revenue from DSA and TSA.

Customer support revenue decreased $0.6 million, or 9%, to $6.4 million for the nine months ended September 30, 2012 from $7.0 million for the nine months ended September 30, 2011.  The decline in customer support revenue is due to lower revenue from DSA and TSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $2.1 million and $1.5 million for the three months ended September 30, 2012 and 2011.  Costs of revenue, excluding depreciation and amortization, were $6.2 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, increased $0.6 million, or 57%, to $1.7 million for the three months ended September 30, 2012 from $1.1 million for the three months ended September 30, 2011. The increase in costs is primarily the result of third party software and partner commissions for our DSA product and increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 36% for the three months ended September 30, 2012 from 57% for the three months ended September 30, 2011.  The decrease as a percentage of revenue is primarily due to the aforementioned increased revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, increased $1.5 million, or 44%, to $5.0 million for the nine months ended September 30, 2012 from $3.5 million for the nine months ended September 30, 2011.  The increase in costs is primarily the result of third party software and partner commissions for our DSA product and increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 39% for the nine months ended September 30, 2012 from 49% for the nine months ended September 30, 2011.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned increased revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, for the three months ended September 30, 2012 and 2011 was $0.4 million.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 19% for the three months ended September 30, 2012 from 18% for the three months ended September 30, 2011.  The increase in costs as a percentage of revenue is due primarily to the aforementioned decrease in revenue during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.7 million, or 38%, to $1.1 million for the nine months ended September 30, 2012 from $1.8 million for the nine months ended September 30, 2011.  The decrease in costs is primarily to fewer hours spent on support projects during the period. As a percentage of customer support revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 18% for the nine months ended September 30, 2012 from 26% for the nine months ended September 30, 2011.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned decreased costs during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 21%, to $1.3 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011.  The decrease in costs is related primarily to lower employee and travel expenses. As a percentage of total revenue, sales and marketing expenses decreased to 19% for the three months ended September 30, 2012 from 38% for the three months ended September 30, 2011. The decrease in sales and marketing costs as a percentage of revenue is primarily due to increased revenue and to the aforementioned decrease in costs during the period.

Sales and marketing expenses decreased $1.1 million, or 22%, to $3.8 million for the nine months ended September 30, 2012 from $4.9 million for the nine months ended September 30, 2011.  The decrease in costs is related primarily to lower employee, travel and marketing expense.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the nine months ended September 30, 2012 from 35% for the nine months ended September 30, 2011. The decrease in sales and marketing costs as a percentage of revenue is primarily due to increased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses for the three months ended September 30, 2012 and 2011, was $0.9 million, respectively.  As a percentage of revenue, general and administrative expenses decreased to 14% for the three months ended September 30, 2012 from 20% for the three months ended September 30, 2011. The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue during the period.

General and administrative expenses were $2.8 million for the nine months ended September 30, 2012 and 2011, respectively. As a percentage of total revenue, general and administrative expenses decreased to 15% for the nine months ended

September 30, 2012 from 20% for the nine months ended September 30, 2011.  The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development increased $0.1 million, or 7% to $0.7 million from $0.6 million for the three months ended September 30, 2012 and 2011, respectively.  The increase in costs is primarily due to higher employee costs.  As a percentage of revenue, product development expenses decreased to 10% for the three months ended September 30, 2012 from 15% for the three months ended September 30, 2011.  The decrease in product development costs as a percentage of revenue is primarily due to increased revenue during the period.

Product development expenses increased $0.3 million, or 17% to $2.2 million from $1.9 million for the nine months ended September 30, 2012 and 2011.  The increase in costs is primarily due to increased hours spent on research and development projects and higher incentive compensation related to improved financial results.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2012 and 2011, decreased to 11% from 13%, respectively.  The decrease as a percentage of revenue is primarily due to the increase in revenue.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained at $0.1 million for the three months ended September 30, 2012 and 2011. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2012 and 2011 was 1% and 2%, respectively.  The decrease as a percentage of revenue is primarily due to increased revenue.

Depreciation expense decreased $0.1 million, or 14%, to $0.2 million from $0.3 million for the nine months ended September 30, 2012 and 2011. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2012 and 2011, decreased to 1% from 2%, respectively.  The decrease in depreciation expense as a percentage of revenue is primarily due to the increase in revenue.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense remained at $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  As a percentage of total revenue, amortization expense for the three months ended September 30, 2012 and 2011, decreased to 1% from 2%, respectively. The decrease in amortization expense and as a percentage of revenue is due primarily to the increased revenue.

Amortization expense decreased $0.2 million, or 35% to $0.3 million for the nine months ended September 30, 2012 from $0.5 million for the nine months ended September 30, 2011.  As a percentage of total revenue, amortization expense for the nine months ended September 30, 2012 and 2011, decreased to 2% from 3%, respectively. The decrease as a percentage of revenue is primarily due to the increase in revenue and to some intangible assets becoming fully amortized during the second quarter of 2011.

Restructuring

There were no restructuring expenses during the three months ended September 30, 2012 and 2011 or nine months ended September 30, 2012. Restructuring expense of $0.6 million was recorded for the nine months ended September 30, 2011.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased $0.3 million or 98%, to $6,000 for the three months ended September 30, 2012 from $0.3 million for the three months ended September 30, 2011. The decrease was due primarily to from the sale of our long-term investments in the second quarter of 2012.

Interest income increased $0.3 million or 106%, to $0.6 million for the nine months ended September 30, 2012 from $0.3 million for the nine months ended September 30, 2011. The increase was due primarily to interest from long-term investments.

Interest Expense

Interest expense includes interest expense from our capital lease obligations.  Interest expense was $0 and $1,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $1,000 is primarily due to interest expense from our capital lease obligations.

Interest expense was $1,000 and $14,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $13,000 is primarily due to the expiration of our revolving credit facilities in the first quarter of 2011.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($0.1) million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively and ($0.2) million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Accumulated other comprehensive loss decreased to $2.8 million as of September 30, 2012 compared to $4.5 million as of December 31, 2011. The decrease is related primarily to stronger subsidiaries’ functional currencies and net unrealized losses reversed due to the sale of long-term corporate debt securities in the second quarter 2012.

Income Taxes

We recorded net income tax expense (benefit) of $0.3 million and ($26,000) for the three months ended September 30, 2012 and 2011, respectively.  The net expense during the three months ended September 30, 2012 consisted deferred tax expense of $0.3 million. The deferred tax expense was primarily related to the utilization of Net Operating Loss (“NOL”) assets net of a tax benefit due to intangible assets from our U.K.-based operations and utilization of Minimum Alternative Tax (“MAT”) from our operations in India. The net benefit during the three months ended September 30, 2011 consisted of current income tax benefit of ($0.2) million and a deferred tax expense of $0.2 million. The current tax benefit consists of loss from U.S. and U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was from an adjustment of the allocation between continuing and discontinued operations of the tax benefit related to the release of our valuation allowance on our domestic deferred tax asset.

We recorded net income tax expense (benefit) of $1.0 million and ($0.2) million for the nine months ended September 30, 2012 and 2011, respectively.  The net expense during the nine months ended September 30, 2012 consisted of current income tax expense of $0.6 million and a deferred tax expense of $0.4 million.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities, the utilization of NOL assets in the period and a tax benefit related to intangible assets from our U.K.-based operations and utilization of MAT assets from operations in India.  The net benefit during the nine months ended September 30, 2011 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.5 million. The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT and state income taxes in the U.S. The majority of the U.K. income tax expense was related to unrecoverable foreign withholding taxes. The deferred tax benefit was primarily related to the loss from continuing operations during the period, a tax benefit related to intangible assets from our U.K.-based operations and a benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we will begin to utilize Minimum Alternative Tax (“MAT”) payments made during our tax holiday, which can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.

Our effective tax rate of 21% for the three months ended September 30, 2012 was increased from our effective tax rate of 18% for the three months ended September 30, 2011.  This increase in our effective tax rate relates principally to the increase in income in the U.K. which has a higher effective income tax rate.

Our effective tax rate of 20% for the nine months ended September 30, 2012 was increased from an effective tax rate of 15% for the nine months ended September 30, 2011.  This increase in our effective tax rate relates principally to the increase in income in the U.K. which has a higher effective income tax rate.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2012 and December 31, 2011, this component of the deferred tax liability was $0.1 million, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of September 30, 2012 and December 31, 2011 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset as we have determined it is more likely than not that we will not realize these deferred tax assets.  Such assets primarily consist of certain net operating loss carryforwards and other tax credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence.  In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods.  We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material impact on our results of operations and financial position.  The $0.7 million of deferred tax liabilities as of September 30, 2012, were comprised of the following:

September 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$3,938
Research & Development Credits	303
AMT/MAT credit	908
Stock Compensation	593
Depreciable assets	65
Accrued liabilities and reserves	5
Section 956 Inclusion
Total deferred tax assets	5,812

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,230)
Intangibles	(106)
Accrued liabilities and reserves	(8)
Depreciable assets	(111)
Total deferred tax liability	(1,455)

Net deferred tax assets, before valuation allowance	$4,357
Valuation allowance	(5,030)
Net deferred tax liability	$(673)

Discontinued Operations

The amount reported as discontinued operations for the three and nine months ended September 30, 2011 is comprised of the results of the Numbering Business, net of income tax. The income from discontinued operations is comprised of the following:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
Revenues	$—	$6,553

Income before income tax	$—	$2,788
Income tax expense (benefit)	—	21
Gain on sale of discontinued operations, net of income tax	18,319	29,184
Income from discontinued operations, net of income tax	$18,319	$31,951

FINANCIAL CONDITION

Our working capital position increased $2.5 million to $14.2 million as of September 30, 2012 from $11.7 million as of December 31, 2011.  The majority of the increase in working capital is related to the increase of current assets relating to contracts receivables and unbilled work-in progress.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2011 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2012, our principal source of liquidity was $12.4 million in cash and cash equivalents and $5.0 million in contract receivables, net of allowances.

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $1.6 million and $5.3 million, respectively.  The decrease in cash provided by operating activities for the nine months ended September 30, 2012 was due to $5.8 million of cash provided by discontinued operations during the nine months ended September 30, 2011.  Net cash (used in) provided by continuing operating activities was $1.6 million and ($0.5) million for the nine months ended September 30, 2012, and 2011, respectively.  The cash provided by continuing operating activities for the nine months ended September 30, 2012 was primarily due to the increased net income in the period.

Net cash provided by investing activities during each of the nine months ended September 30, 2012 and 2011 was $17.8 and $15.4 million, respectively.  The increase in cash provided by investing activities is primarily due to the sale of our long-term investments in the second quarter of 2012.  Net cash provided by (used in) continuing investing activities was $17.8 million and ($0.1) million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash provided by investing activities is due to sale of our long-term investments during the second quarter 2012.

Net cash used in financing activities for the nine months ended September 30, 2012 and 2011 was $41.6 million and $1.8 million, respectively.  The increase in cash used in financing activities is primarily due to the special $2.00 and $1.70 per share common stock cash dividends paid in 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                Our cash and cash equivalents balance at September 30, 2012 of $12.4 million;

•                Our working capital balance of $14.2 million;

•                Our demonstrated ability to generate positive cash flows from operations;

•                The declaration of our quarterly cash dividends of $0.05 per share for the first and third quarters, a special cash dividend of $1.70 per share for the second quarter of 2012 and the possibility of future dividends;

•                Our backlog as of September 30, 2012 of approximately $11.6 million, including $7.6 million in license fees and services and $4.0 million in customer support;

•                We entered into a $5.0 million Loan and Security Agreement which became available October 22, 2012.  Refer to Note 14, Subsequent Events, for more information regarding the Loan and Security Agreement.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2012 and 2011, the effect of exchange rate changes resulted in a $0.3 million increase and $0.1 million decrease to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2012	2011
British pound sterling	0.60608	0.64701
Indian rupee	53.87931	54.52563

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average rates:	2012	2011	2012	2011
British pound sterling	0.63095	0.62056	0.63415	0.61938
Indian rupee	54.57977	46.19904	52.84820	45.79272

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk.  To the extent that translation and transaction gain and losses become significant, we will consider various options to reduce this risk.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Vice President Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Vice President Finance and Administration have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 13, 2012	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)