Form 10-K
period 2012-12-31
EVOLVING SYSTEMS INC
filed 2013-03-12
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $31.0 million as of June 29, 2012.

The number of shares of Common Stock outstanding was 11,405,515 as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2012 year.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2012

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

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems is a leading provider of service enablement and on-device activation solutions for network operators around the world. Our customers rely on us to develop, deploy, integrate, enhance and maintain software solutions supporting their traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks. We maintain long-standing relationships with many major carriers worldwide.  Included among our more than 50 network operator customers are many tier-1 wireless carriers, including two of the world’s largest wireless carriers headquartered outside of North America.

We offer software products and solutions in four core areas:

•                  Service activation solutions used to activate complex bundles of voice, video and data services for traditional and next generation wireless, wireline and cable networks;

•                  SIM (Subscriber Identity Module) card activation and management solutions that improve the end user experience and dynamically allocate and assign resources to a wireless device when it is first used;

•                  Connected device solutions used to manage and activate machine-to-machine or M2M devices, such as e-readers, smart meters, gaming consoles, as well as other SIM-based industry specific devices; and

•                  Billing mediation solutions that support data collection for service assurance and billing applications.

We generate revenue by developing, licensing, and supporting our software products. We also provide consulting and product and solution support services. We report the operations of our business as two operating segments based on revenue type: license and services revenue and customer support revenue.  We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information regarding our operating segments and geographical information is contained in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Evolving Systems was founded in 1985. For nearly 20 years, we focused on providing custom software development, professional services and numbering solutions to telecommunications companies in the United States. In November 2004, we made a major expansion to our business with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems UK”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and billing mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services.

On July 1, 2011, we sold our numbering solutions business to NeuStar, Inc. for $39.4 million in cash and the assumption of certain liabilities. The asset sale included all of our local number portability and number management solution products.

As a result, we are now best thought of as a service activation “pure play” company.  Our strategic focus is primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, and connected device activation.

INDUSTRY DYNAMICS

The market for communications activation and provisioning solutions is large and constantly evolving. Several key underlying factors are driving carrier demand for next generation solutions, supporting significant growth for specific products within the sector:

•                       Rapid adoption of smart phones and connected devices driving mobile data;

•                       On-going network investment to keep up with delivery speeds and capacity (Long Term Evolution, or “LTE”/4G);

•                       Margin pressure within the telecom services ecosystem due to higher network costs, lower Average Revenue Per User (ARPU), and increased competition from traditional vendors and new market entrants; and

•                       Large and expanding market share of prepaid subscribers in emerging and developing markets around the world.

Carriers are now compelled to offer a growing array of services through innovative bundles to deliver personalized and differentiated user experiences, reduce subscriber churn and all while maintaining or growing market share. In addition, these value-added services have to be delivered to the market in ever shorter windows as competitive pressure has increased the velocity at which carriers deliver new products and services. To achieve this objective, operators are increasingly reliant on flexible service enablement solutions that offer unlimited bundling capabilities.

As network migrations to 4G/LTE accelerate and pre-pay subscribers continue to drive growth in mobility, the SIM has emerged as a vital link in the telecom value chain. Evolving Systems’ solution for dynamically activating and managing the SIM is becoming a must-have component in the operators’ infrastructure, both to eliminate operating costs associated with other methods of provisioning SIM cards, as well as to improve the end-user experience.

We are a pioneer and leader in this market and we believe we are well-positioned to maintain our leadership role in this high-growth segment. To date our dynamic SIM allocation solution has activated well over 110 million SIM cards, providing rich functionality and significant operator savings.

PRODUCT PORTFOLIO

Dynamic SIM Allocation™

We introduced our Dynamic SIM Allocation™ solution, or “DSA,” in 2007. DSA offers carriers a radically improved alternative to the inefficient traditional SIM distribution and activation practices.

The SIM card is central to the provision of wireless access and services for most networks used today by wireless operators world-wide, as well as next generation 4G LTE technologies.  Typically, SIM cards are pre-provisioned before they are distributed to the retail environment. Pre-provisioning SIM cards requires that network resources be allocated well in advance of the wireless device becoming available for sale.  This leads to poor utilization of numbers and other network resources, increases unnecessary network costs, and delivers a poor user experience.

DSA’s core technological innovation, which recently received patent approval from the US Patent Office, enables new SIM cards that have not been pre-provisioned to be detected on first use, triggering an efficient dynamic provisioning process and eliminating the need for pre-provisioning. The SIM activation occurs only when a SIM card is first used.

During the activation process, the solution enables an on-device interaction with the end-user, delivering a differentiated user-experience which helps with reducing customer churn, lowering costs, and boosting revenue for the carrier.

The DSA solution offers a number of benefits including:

•                  Improved user experience at lower cost: Carriers have various customer care processes, like those for mobile number portability, or replacing lost or stolen SIM cards.  These processes can be inefficient and have high operational costs. Our DSA solution helps carriers provide more customer self-care for an improved user experience at lower costs.

•                  Choice and Personalization on the device: Prepaid subscribers have traditionally been offered few choices at time of activation. With our solution, prepaid subscribers have an on-device language choice, a choice of product, package or tariff, the ability to select a number from a database of available numbers, including vanity number search and free or chargeable numbers, and the ability to select from a carrier’s promotions and value added services. In addition, on-device personalization is not limited to the point of first use. Using our DSA solution, subscribers can make changes to their service at any time.

•                  Improved efficiency and utilization: SIM cards that are never activated for a revenue-generating subscriber result in increased costs and wastage. Activating SIM cards dynamically on first use makes the SIM distribution process more efficient and flexible. SIM cards are not linked with any product or region until they are first used, allowing SIM stock to be moved freely to meet demand. The number of SIM types a carrier has to support is greatly reduced, resulting in less packaging cost and wastage.  Finally, by removing the need for SIM cards to be pre-provisioned, costly resources, such as numbers and network database capacity, are used only when needed.

•                  Availability to meet demand: Carriers can find it difficult to effectively and reliably manage their SIM inventory, especially when multiple SIM card variants and profiles are needed. Our DSA solution helps carriers to ensure new SIM cards and numbers are always available to meet demand.

•                  Increased revenue and market share: Our DSA solution supports the search, selection and payment for “vanity numbers” and allows a carrier the opportunity to monetize these numbers where, for example, each number can have a different price. Allowing number selection by any new subscriber is a market differentiator that will attract more subscribers. In addition, subscribers who select their own number are more likely to keep the number, which may result in greater subscriber lifespan and reduced churn.

DSA is an integrated solution comprised of several components:

•                        First Use Register (FUR) is responsible for the integration with the SS7/SIGTRAN network, detecting the first use of a SIM card, enabling the update of the card, and facilitating any optional dialogue with the subscriber in a highly secure manner. It triggers the provisioning process, including the allocation of a definitive International Mobile Subscriber Identity, or “IMSI,” and the Mobile Subscriber Integrated Services Digital Network-Number, or “MSISDN”. The IMSI identifies the SIM, while the MSISDN is used for routing calls to the subscriber.

•                  Task Management is a module that controls the process flow of tasks involved with completing the subscriber’s activation process. The module orchestrates the overall process, providing robust capabilities for processing high volume, low latency, and mission critical transactions.

•                  Resource Management is a component that records and controls the management and assignment of specific inventory elements and resources. The component allocates the resources used by the DSA solution, including IMSI and MSISDN values.

•                  Menu Server is a module that defines and controls the menu dialogue with a subscriber. The Menu Server provides carriers with the ability to customize the end user experience on the device. Working with a SIM applet, Menu Server allows the wireless carrier to quickly and easily customize the end user screens on their phones or other devices.

•                  Mobile Broadband Module allows DSA to support activation processes through a rich browser-based dialogue, as well as a dialogue through menus on a phone screen. With the Mobile Broadband Module, carriers can offer a customized experience for subscribers who are activating mobile broadband features for smart phones and/or a wide variety of connected devices.

•                  Promotions Engine enables DSA to offer dynamic promotions to end users as part of the on-device activation experience. Dynamic promotions are those which are selected as relevant to a specific user based on their device type, location, the time/date they activate their SIM, and other choices they make during the activation process.

•                  In-Life Interaction Engine enables many of the personalization options such as number and tariff choice, or promotions, to be offered to users via their device after first use, as well as during the first use period.

•                  Operational Dashboard is a module that assists operators in the administration, operation, and maintenance of the DSA platform. Operational Dashboard offers carriers a powerful reporting tool and a flexible, easy-to-use tool that provides visibility into the performance of DSA.

•                  Direct Authentication is an extension module to the First Use Register which can generate Global System for Mobile Communication, or “GSM” SIM and Universal Mobile Telecommunications System, or “UMTS” SIM authentication. This removes the need to dedicate an Authentication Center (“AUC”) to perform this function for the First Use Register.

•                  SIM Reservation Portal™  extends the personalization capabilities of DSA to more of an operator’s customers. Working alongside DSA’s on-device personalization, it offers personalization in advance of SIM purchase, through a web portal that can be deployed on the public internet, or in a store kiosk.

Service Activation

Our service activation solution, Tertio™, is used by carriers to activate a new subscriber or to add a new service to an existing subscriber.  Our Tertio product provides a flexible operating environment for carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks.  Our solution is deployed as the service activation engine for over 50 networks around the world including two of the world’s largest wireless carriers.

Tertio is an integrated solution comprised of several components:

•                  Tertio Service Composer is a modeling tool that simplifies the creation of new services.

•                  Tertio Content Connector is a tool used for activation of next-generation services.

•                  Tertio Activation Designer is a tool designed to speed network feature activation.

•                  Tertio Service Activation is the platform that provides scalability and performance, flexibility and a graphical interface.

•                  Tertio Service Verification is a module that allows carriers to verify that the services implemented in the network match those that were in the original service order.  By providing this capability, carriers can continually check the accuracy of their order/activation processes.

Our Tertio solution addresses the entire service lifecycle, allowing carriers to introduce new network technologies and easing the burden of integration with existing devices and systems. Service providers who use our Tertio solution can better plan, manage and execute the introduction of new services.

Intelligent Machine-to-Machine (M2M) Controller

Our Intelligent M2M Controller, which we sometimes call “IMC” is a connectivity services platform for M2M devices. The IMC solution virtualizes M2M device connections and is optimized for the specific connectivity use cases seen in M2M applications.

In many M2M scenarios, remote devices only need to connect to the network to send or receive data on a temporary, infrequent basis — this may be according to a schedule or in response to a specific event, like triggering of an alarm.  In these cases, the permanent allocation of a MSISDN and the provisioning of the MSISDN/IMSI pair into the network databases would be wasteful. Such resources would be unused for long periods of time as the device does not need to be continuously connected to the wireless network.

Our IMC allows an operator to avoid provisioning the device into the network databases completely — IMC itself acts as the virtual gateway between the device and the centralized systems. IMC becomes the effective database of subscriber information, or Home Location Register (“HLR”) /AUC and enables temporary sessions during which the device can send and receive data. During each session, IMC allocates a temporary MSISDN from a pool that is shared between devices, helping to improve MSISDN utilization.

Billing Mediation

Our billing mediation product is Evident™.  Billing mediation is the process of collecting network usage data and verifying that usage data is accurate and reconciles with billing system input.  It is a required pre-condition for generating accurate bills. Our Evident product enables customers to capture important usage data from network elements, allowing reconciliation of data inputs and outputs and facilitating compliance with relevant regulatory, accounting and data integrity requirements. The Evident solution supports convergent voice, data, and content services and also provides service usage data for business intelligence, revenue assurance, and next-generation billing solutions. Our Evident solution can be used by wireline, broadband and wireless carriers and provides carrier-grade reliability, performance, and scalability.

PROFESSIONAL AND INTEGRATION SERVICES

Our Professional and Integration Services team provides expert consulting services and advice for the customization, integration and deployment of our products.  The team works closely with our Product Development and Engineering teams to ensure that our deployed products meet our customers’ requirements and that our products continue to evolve to meet future requirements.  Our services cover all aspects of the project lifecycle, including system architecture, design, software development and customization, system integration, testing, live deployment and production support, program and project level management, post-implementation maintenance and domain and product expertise.  Our teams work closely with customers and integration partners and have established long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

PRODUCT DEVELOPMENT

We develop most of our products and services internally, conducting research to identify specific industry and customer business needs as well as market requirements and we use that information to determine our investment in product development (“PD”). We evaluate the market for new products and we leverage our existing product capabilities with enhancements of existing products.  Our product “roadmap” helps us identify which modifications and enhancements are most important and when they should be implemented. We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

PD is expensed as incurred.  For the years ended December 31, 2012, 2011 and 2010, we expensed $3.1 million, $2.5 million and $2.5 million, respectively, in PD costs.  The majority of PD investments in 2012 have gone into enhancing our core service activation as well as the further development of our DSA solution.

SALES AND MARKETING

Our sales force is primarily a field-based organization structured to focus on specific geographical territories around the world: The Americas (North, Central and South), Europe, Middle East and Africa, the Commonwealth of Independent States (comprising of Russia and other former Soviet Republics) and Asia Pacific. Our sales activities cover both direct sales to carrier customers as well as sales through partners such as Gemalto and Oberthur, who include our products as part of their wider SIM-based solution offerings, and systems integrators such as Accenture and IBM who license our technology to customers as part of their delivery engagements.

Our solutions and our customers’ infrastructures are complex, and require a high degree of on-site consultative selling with new prospects as part of the sales process. In addition, our business relies on incremental revenue from existing customers, which requires regular interaction with customers to discuss enhancements to our existing solutions as well as the introduction of new value propositions. The sales team is also responsible for the generation of proactive proposals to prospects, as well as the management and delivery of responses to competitive tenders. This complex, highly involved approach creates a long sales cycle, requiring us to invest a considerable amount of time to developing business opportunities without guaranteed results.

Our marketing organization supports our sales activities by identifying markets for our products and establishing an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and participation in shows, conferences, and industry bodies. The marketing organization is responsible for maintaining our web site and creating electronic and print-based sales collateral to support our sales activities.

COMPETITION

The market for telecommunications OSS products is intensely competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities coupled with pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share. We believe our increased focus on activation, as well as our work to establish the dynamic SIM allocation market, has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors in service activation are Comptel, Sigma Systems and Oracle (as a result of its acquisition of Metasolv).  In mediation, our competitors include CSG Systems and Comptel. In the emerging area of dynamic SIM allocation, we believe we hold a significant leadership position; however, we are seeing competition from Giesecke & Devrient GmbH (as a result of their acquisition of SmartTrust) and Comptel, as well as a few other smaller regional competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.

For all of our products, our ability to compete successfully depends on a wide range of factors.  We deliver value by offering competitively priced quality solutions, tailored specifically to our customers’ network topography. After a customer implements one of our products, we often receive subsequent orders for enhancements and change requests to add functionality or increase capacity.  The growth of our solution, and the fact that it would be a complicated and expensive process to replace our software, provides us with an incumbent advantage.   Furthermore, many of our customer relationships span five years or more.  We believe all of these factors give us a competitive advantage and can be a barrier to entry for our competitors.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2012, three significant customers (defined as contributing at least 10%) accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico. For the year ended December 31, 2011 one significant customer accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.  For the year ended December 31, 2010 two significant customers accounted for 23% (12% and 11%) of revenue from continuing operations. These customers are large telecommunications operators in Europe and Asia.  The loss of any of these customers would have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have a patent in the U.S. on elements of our DSA product and patents pending in other countries on elements of our DSA and IMC products.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2012 and 2011, our backlog was approximately $11.1 million and $12.6  million, respectively.  Our backlog at December 31, 2012 was comprised of license fees and services of $6.7 million and customer support of $4.4 million compared to license fees and services of $7.8 million and customer support of $4.8 million at December 31, 2011.

EMPLOYEES

As of December 31, 2012, we employed 160 people including 11 in the United States, 57 in the United Kingdom and 92 in Bangalore, India.  Of our worldwide staff, 88% are involved in product delivery, development, support and professional services, 6% in sales and marketing, and 6% in general administration.

AVAILABLE INFORMATION

You can find out more information about us at our Internet website located at www.evolving.com. The information on or accessible through our website is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We operate a global business that exposes us to additional currency, economic, regulatory and tax risks.

A significant part of our revenue comes from international sales.  Our success delivering solutions internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to::

•                   our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•                  fluctuations in currency exchange rates;

•                   trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•                  compliance with the U.S. Foreign Corrupt Practices Acts and other anti-bribery laws and regulations;

•                   variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights ;

•                   compliance with export regulations, tariffs and other barriers;

•                   timely collecting of accounts receivable from foreign customers;

•                   our ability to provide sufficient levels of technical support in different locations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

Approximately forty percent of our revenue is transacted in non-U.S. Dollar denominated currencies (e.g. British Pound Sterling and Euro).  As a result, when the U.S. Dollar strengthens, our revenue, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of our operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates, our ability to recover or apply withholding taxes remitted to foreign governments, and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Impact of Long Sales Cycle: Our customers typically engage in significant review and detailed approval processes over an extended period of time.  Economic downturns, consolidations and corporate restructuring may interrupt these approval processes and result in the loss of our sale or deferral of revenue into later periods, adversely affecting our financial performance.

Large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers often commit significant resources to the technical evaluation of our products and services and require us to spend substantial time, effort and money educating them about our solutions. This evaluation process often results in an extensive and lengthy sales cycle, typically ranging between three and twelve months. Likewise, customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase, making it even more difficult for us to forecast the timing and magnitude of our contracts. In addition, our sales opportunities in any given quarter typically include a few high value opportunities. The delay or failure to complete one or more large contracts could materially harm our business, financial condition, results of operations and cash flows and cause our operating results to vary significantly from quarter to quarter and year to year.

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

Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer’s unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Inability to meet these demanding schedules, or quality issues resulting from accelerated delivery schedules may result in customer dissatisfaction and/or damage our reputation, which could materially harm our business.

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

We are a relatively small company with a limited number of products and staff.  Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company.  Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter basis and a delayed contract could cause our operating results to vary significantly from quarter to quarter.  In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed.  A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

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

•                  changes in our strategy;

•                  general economic conditions.

Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are relatively fixed. As discussed above, our revenue is difficult to forecast and our sales cycle and the size and timing of significant contracts vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter-to-quarter and year-to-year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in future reporting periods if our operating results fall below the expectations of public market analysts or investors, it is possible that the market price of our common stock could decrease.

Our results of operations could be negatively impacted if we are unable to manage our liquidity.

We paid approximately $44.2 million in dividends/return of capital to our stockholders in 2012.  Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs for at least the next twelve months, but this could be negatively impacted to the extent we are unable to invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

The market for our service activation products is mature and the market for our DSA product is uncertain.  The industry in which we compete is subject to rapid technological change and we may not be able to generate sufficient demand for our DSA product and new products to remain competitive.

The market for our service activation product is mature.  Customer demand for our DSA product and enhancements to our DSA product is uncertain. In addition, the market for our products and services is subject to rapid technological changes, evolving industry standards, changes in carrier requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Investments in new products are speculative. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically. If we are unable to identify new product opportunities, sales and profit growth would be adversely affected.

If we are unable to properly supervise our software development subsidiary in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts.

In 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc.  We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving Systems India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

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

The communications industry has experienced and continues to experience significant consolidation, both in the United States and internationally.  These consolidations have caused us to lose customers and may result in fewer potential customers requiring OSS solutions in the future.  In addition, combining companies may re-evaluate their OSS solutions and their capital expenditures and may choose a competitive OSS solution used by one of the combining companies.  As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter. Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we do not provide revenue guidance.

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

Many of our products and services are sold on a fixed-price basis.  If we incur budget overruns this may reduce our profitability.

Currently, a large portion of our revenue is from fixed-price contracts and we expect this will continue. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, we have experienced budget overruns, resulting in lower than anticipated margins. We may incur similar budget overruns in the future, including overruns that result in losses on these contracts. If we incur budget overruns, our margins may be harmed, thereby affecting our overall profitability.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Our principal competitors in service activation are Oracle (as a result of its acquisition of Metasolv), Comptel and Sigma Systems.  In mediation, we compete with CSG Systems and Comptel. Our principal competitors in the SIM allocation market include Giesecke & Devrient GmbH (as a result of its acquisition of SmartTrust) and Comptel, as well as a few other smaller regional competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.

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

We believe that our ability to compete successfully depends on numerous factors, including the quality and price competitiveness of our products and services compared to those of our competitors, the emergence of new industry standards and technical innovations and our ability to respond to those changes. Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased marketing and promotion, accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products. Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

Our business depends largely on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees and the market for skilled workers in our industry is very competitive. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to develop new products, to complete our projects and secure new contracts.

Our products are complex and may have errors that are not detected until deployment.  Resolving warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

The provisions of our agreements with our customers are designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. In addition, to the extent that any successful product liability claim is not covered by our errors and omissions insurance or exceeds the coverage under our policy, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover from a subcontractor the amounts we are required to pay to customers due to the subcontractor’s failure to perform. Defending against a product liability claim, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Our measures to protect our intellectual property may not be adequate.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have a patent in the U.S. on elements of our DSA product and patents pending in other countries on elements of our DSA and IMC products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary right may not be adequate and a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

Third parties may claim we are infringing their intellectual property rights and we may incur significant expenses in resolving these claims.

It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. Those claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patents may provide little or no deterrence. We could incur substantial costs in defending against any infringement claim and we could be required to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

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

The continued threat of terrorism within the U.S. and throughout the world and acts of war may cause significant disruption to commerce throughout the world. Abrupt political changes and armed conflict pose a risk of economic disruption in affected countries, which may increase our operating costs and add uncertainty to the timing and budget for technology investment decisions by our customers. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war, political unrest and the threat of terrorism will result in any long-term commercial disruptions or if such activities will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

We face risks associated with doing business through local partners.

In some countries, because of local customs and regulations or for language reasons, we do business with our customers through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, payments made to us, as well as conditions surrounding acceptance, may be impacted by factors that are out of our control.  There may also be delays in getting payments made by the end-user customer through the reseller.  We have experienced delays in collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows.  Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

We face special risks associated with doing business in highly corrupt environments.

Our international business operations include projects in developing countries and countries torn by conflict.  To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  To the extent we do business through Evolving Systems UK, we are also subject to anti-bribery laws and regulations of the U.K.  In addition, we may be held liable for actions taken by our local partners and agents, even though such parties are not always subject to our control.  Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA or other anti-bribery legislation inadvertently and thus negatively impact our business.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided out of our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and a breach, including cyber security breaches, could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

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

We are subject to certain rules and regulations of federal, state and financial market exchange entities, the compliance with which requires substantial amounts of management time and company resources.  Last year, we identified a material weakness in our financial reporting which we remediated, but any future ineffectiveness of internal controls could adversely affect our business and the price of our common stock.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011.  Our compliance with certain of these rules, such as Section 404 of the Sarbanes-Oxley Act, has required and will continue to require the commitment of significant managerial resources. In addition, establishment of effective internal controls is further complicated because we are a relatively small company with global operations, and multiple locations and IT systems.

We review our material internal control systems, processes and procedures for compliance with the requirements of Section 404.  Such a review resulted in identification of a material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of December 31, 2011.  While we took steps to remediate the weakness, there is no guarantee that we will not identify additional material weaknesses in our internal controls in the future.  Disclosures of material weaknesses in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  A material weakness in our internal control over financial reporting could negatively impact our business, results of operations and reputation.

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

Our named executive officers have entered into agreements with us that contain a change in control provision. These agreements generally provide for acceleration on vesting of options, 50% upon a change in control (as defined in such agreement) if the executive officer remains employed with the new entity, or 100% in the event the executive officer’s employment is terminated. The acceleration of vesting of options upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	10,702	10/31/15
Bath, England	5,100	9/26/15
London, England	2,765	3/24/15
Bangalore, India	12,300	8/18/15
Munich, Germany	32	5/31/13
Kuala Lumpur, Malaysia	1,042	7/14/13

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters will have a material impact on our results of operations and financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	For the Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$7.72	$5.22	$8.28	$6.89
Second Quarter	$7.10	$5.31	$7.87	$6.75
Third Quarter	$6.70	$5.51	$7.44	$6.06
Fourth Quarter	$7.00	$5.83	$7.65	$6.24

As of March 8, 2013, there were approximately 36 holders of record of our common stock.

Dividends

During the second and fourth quarters of 2012, our Board of Directors declared a special cash dividend of $1.70 per share and $0.15 per share, respectively.  During the first, third and fourth quarters of 2012, our Board of Directors declared a cash dividend of $0.05 per share.  There can be no guarantee that we will continue to pay dividends. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, we may enter into a credit facility in the future which may require consent of the financial institution issuing the credit facility to declare a dividend.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Issuer Purchases of Equity Securities

Beginning on May 20, 2011, and continuing through December 31, 2012, we implemented a stock re-purchase plan to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, were based on market and business conditions as well as other factors.  We were not obligated to purchase any shares.  Purchases under the program could have been discontinued at any time we determine additional purchases were not warranted.

From the inception of the plan through December 31, 2012, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury and recorded at cost as a component of stockholders’ equity. The stock re-purchase program expired on December 31, 2012.  There were no stock re-purchases made under the re-purchase plan during the fourth quarter of 2012.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the DJ US MicroCap Total Stock Market Software index, and the RDG Software Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2007 and its relative performance is tracked through 12/31/2012.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2012, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)

Revenue	$26,247	$19,023	$22,816	$24,739	$24,215
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	8,236	7,419	8,616	8,402	8,611
Sales and marketing	5,070	6,238	6,410	6,934	7,521
General and administrative	3,613	3,650	4,465	4,743	4,579
Product development	3,069	2,484	2,486	2,244	2,524
Depreciation	268	342	347	287	278
Amortization	400	560	688	696	824
Restructuring and other expense	—	1,100	—	—	—
Income (loss) from operations	5,591	(2,770)	(196)	1,433	(122)
Interest and other income (expense), net	842	791	(210)	(1,096)	(419)
Interest and other income (expense), related parties, net	532	619	0	0	0
Income tax expense (benefit)	1,401	(405)	(422)	41	(87)
Income (loss) from continuing operations	5,564	(955)	16	296	(454)
Income from discontinued operations, net of tax (4)	—	33,264	5,337	4,528	3,383
Net income (loss)	$5,564	$32,309	$5,353	$4,824	$2,929

Basic income per common share - net income	$0.49	$2.97	$0.53	$0.49	$0.30
Diluted income per common share - net income	$0.48	$2.88	$0.49	$0.48	$0.30
Weighted average basic shares outstanding	11,278	10,871	10,174	9,816	9,695
Weighted average diluted shares outstanding	11,529	11,202	10,815	10,145	9,878
Cash dividend declared per common share	$2.00	$2.15	$0.15	$—	$—

Working capital (2) (3)	$13,894	$11,672	$11,812	$4,774	$1,802
Total assets	36,925	75,042	50,451	45,837	45,411
Long-term debt, net of current portion	—	—	—	1,500	4,883
Series B convertible redeemable preferred stock (1)	—	—	—	—	—
Stockholders’ equity	$30,836	$44,712	$35,757	$28,469	$19,942

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

RECENT DEVELOPMENTS

We reported net income of $5.6 million, $32.3 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our ending backlog at December 31, 2012 was $11.1 million, consisting of $6.7 million of license and services and $4.4 million of customer support compared to total backlog of $12.6 million at December 31, 2011.

During 2012 we sold our investments in marketable debt securities for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

We declared and paid a special cash dividend in the second and fourth quarters of 2012, of $1.70 per share and $0.15 per share, respectively.  During each of the first, third and fourth quarters of 2012, we declared and paid a cash dividend of $0.05 per share.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2012 and 2011 are a result of the U.S. Dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2012 vs. 2011	2011 vs. 2010
Revenue	$(476)	$570
Costs of revenue and operating expenses	(519)	474
Operating Gain	$43	$96

The net effect of our foreign currency translations for the year ended December 31, 2012 was a $0.5 million decrease in revenue and a $0.5 million decrease in operating expenses versus the year ended December 31, 2011. The net effect of our foreign currency translations for the year ended December 31, 2011 was a $0.6 million increase in revenue and a $0.5 million increase in operating expenses versus the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2012	2011	Change	2011	2010	Change
REVENUE
License fees and services	$17,622	$9,772	$7,850	$9,772	$14,637	$(4,865)
Customer support	8,625	9,251	(626)	9,251	8,179	1,072
Total revenue	26,247	19,023	7,224	19,023	22,816	(3,793)

COSTS OF REVENUE AND OPERATING
Costs of license fees and services, excluding depreciation and amortization	6,734	5,187	1,547	5,187	6,015	(828)
Costs of customer support, excluding depreciation and amortization	1,502	2,232	(730)	2,232	2,601	(369)
Sales and marketing	5,070	6,238	(1,168)	6,238	6,410	(172)
General and administrative	3,613	3,650	(37)	3,650	4,465	(815)
Product development	3,069	2,484	585	2,484	2,486	(2)
Depreciation	268	342	(74)	342	347	(5)
Amortization	400	560	(160)	560	688	(128)
Restructuring and other recovery	—	1,100	(1,100)	1,100	—	1,100
Total costs of revenue and operating expenses	20,656	21,793	(1,137)	21,793	23,012	(1,219)
Income (loss) from operations	5,591	(2,770)	8,361	(2,770)	(196)	(2,574)

Interest income	60	192	(132)	192	13	179
Interest income, related party	532	619	(87)	619	—	619
Interest expense	(3)	(14)	11	(14)	(102)	88
Other income	—	62	(62)	62	—	62
Gain on sale of investments	891	221	670	221	—	221
Foreign currency exchange gain (loss)	(106)	330	(436)	330	(121)	451
Other income (expense), net	1,374	1,410	(36)	1,410	(210)	1,620

Income (loss) from continuing operations before income taxes	6,965	(1,360)	8,325	(1,360)	(406)	(954)
Income tax expense (benefit)	1,401	(405)	1,806	(405)	(422)	17
Income (loss) from continuing operations	$5,564	$(955)	$6,519	$(955)	$16	$(971)
Income from discontinued operations, net of tax	—	33,264	(33,264)	33,264	5,337	27,927
Net income	$5,564	$32,309	$(26,745)	$32,309	$5,353	$26,956

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2012	2011	2010
REVENUE
License fees and services	67%	51%	64%
Customer support	33%	49%	36%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	25%	27%	26%
Costs of customer support, excluding depreciation and amortization	6%	12%	11%
Sales and marketing	19%	33%	28%
General and administrative	14%	19%	20%
Product development	12%	13%	11%
Depreciation	1%	2%	2%
Amortization	2%	3%	3%
Restructuring and other recovery	—%	5%	—%
Total costs of revenue and operating expenses	79%	114%	101%

Income (loss) from operations	21%	(14)%	(1)%

Other income (expense)
Interest income	0%	1%	0%
Interest income, related party	2%	3%	—%
Interest expense	(0)%	(0)%	(0)%
Other income	—%	0%	—%
Gain on sale of investments	3%	1%	—%
Foreign currency exchange gain (loss)	(0)%	2%	(1)%
Other income (expense), net	5%	7%	(1)%

Income (loss) from continuing operations before income taxes	26%	(7)%	(2)%
Income tax expense (benefit)	5%	(2)%	(2)%
Income (loss) from continuing operations	21%	(5)%	(0)%
Income from discontinued operations, net of tax	—	175	23
Net income	21%	170%	23%

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

License Fees and Services

License fees and services revenue increased 80%, or $7.8 million to $17.6 million for the year ended December 31, 2012 compared to $9.8 million for the year ended December 31, 2011.  The increase in license fee and services revenue is due to growth in Dynamic SIM Allocation (“DSA”) and Tertio Service Activation (“TSA”) revenues of $5.3 million and $2.5 million, respectively.

License fees and services revenue decreased 33%, or $4.8 million to $9.8 million for the year ended December 31, 2011 compared to $14.6 million for the year ended December 31, 2010.  The decrease is due to declines in DSA and TSA revenues of $2.7 million and $2.1 million, respectively.

Customer Support

Customer support revenue decreased 7%, or $0.7 million, to $8.6 million for the year ended December 31, 2012 from $9.3 million for the year ended December 31, 2011.  The decrease in customer support revenue is primarily due to a decline in support requirements for a DSA installed customer and a decline in our installed customer base for TSA.

Customer support revenue increased 13%, or $1.1 million, to $9.3 million for the year ended December 31, 2011 from $8.2 million for the year ended December 31, 2010.  The increase in customer support revenue was primarily the result of the increase in our DSA installed customer base as well as increased revenue from TSA.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $8.2 million, $7.4 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services increased 30%, or $1.5 million, to $6.7 million for the year ended December 31, 2012 from $5.2 million for the year ended December 31, 2011.  The increase in costs was primarily the result of third party software expense, partner fees, increased hours spent on license fees and services projects and subcontractors all a result of higher revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 38% for the year ended December 31, 2012 from 53% for the year ended December 31, 2011.  The decrease in costs as a percentage of licenses fees and services revenue is primarily related to increased revenue during the period.

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

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 33%, or $0.7 million, to $1.5 million for the year ended December 31, 2012 from $2.2 million for the year ended December 31, 2011.  The decrease in costs is related to fewer hours spent on support projects. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 17% for the year ended December 31, 2012 from 24% for the year ended December 31, 2011. The decrease in costs as a percentage of customer support revenue is due primarily to the aforementioned decrease in costs during the period.

Costs of revenue for customer support decreased 14%, or $0.4 million, to $2.2 million for the year ended December 31, 2011 from $2.6 million for the year ended December 31, 2010.  The decrease in costs is related to fewer hours spent on support projects. As a percentage of customer support revenue, costs of customer support, excluding depreciation and amortization, decreased to 24% for the year ended December 31, 2011 from 32% for the year ended December 31, 2010. The decrease in costs as a percentage of customer support revenue is due primarily to the aforementioned decrease in costs as well as increased revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 19%, or $1.1 million, to $5.1 million for the year ended December 31, 2012 from $6.2 million for the year ended December 31, 2011.  The decrease in costs is primarily related to reduced employee count, travel and marketing expenses.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2012 decreased to 19% from 33% for the year ended December 31, 2011.  The decrease as a percentage of revenue is due to increased revenue and the aforementioned decrease in costs during the period.

Sales and marketing expenses decreased 3%, or $0.2 million, to $6.2 million for the year ended December 31, 2011 from $6.4 million for the year ended December 31, 2010.  The decrease in costs is primarily related to lower marketing expenses related to cost control initiatives.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2011 increased to 33% from 28% for the year ended December 31, 2010.  This increase as a percentage of revenue is primarily due to lower revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses for each of the years ended December 31, 2012 and 2011, was $3.6 million.  As a percentage of total revenue, general and administrative expenses decreased to 14% for the year ended December 31, 2012 from 19% for the year ended December 31, 2011.  The decrease in expenses as a percentage of revenue is primarily related to the increased revenue during the period.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses increased 24%, or $0.6 million, to $3.1 million for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011.  The increase in costs was primarily the result of higher employee expenses, increased hours spent on research and development projects, subcontractors and patent fees.  As a percentage of total revenue, product development expenses decreased to 12% for the year 2012 from 13% for the year 2011.  The decrease as a percentage of total revenue is due to increased revenue during the period.

Product development expenses remained at $2.5 million for the years ended December 31, 2011 and the year ended December 31, 2010.  As a percentage of total revenue, product development expenses increased to 13% in 2011 from 11% in 2010.  The increase as a percentage of total revenue is due to lower revenue during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses were approximately $0.3 million for the years ended December 31, 2012 and 2011.  As a percentage of revenue, depreciation expense decreased to 1% for the year ended December 31, 2012 from 2% for the year ended December 31, 2011.  The decrease as a percentage of total revenue is primarily due to increased revenue during the period.

Depreciation expenses were approximately $0.3 million for the years ended December 31, 2011 and 2010.  As a percentage of revenue, depreciation expense remained at 2% for the years ended December 31, 2011 and 2010.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisition of Evolving Systems U.K.  Amortization expense decreased 29%, to $0.4 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011.  The decrease in amortization expense was due to certain intangible assets becoming fully amortized during 2011.  As a percentage of revenue, amortization expense decreased to 2% for the year ended December 31, 2012 from 3% for the year ended December 31, 2011.   The decrease of amortization expense as a percentage of total revenue is due to increased revenues during the period and the aforementioned decrease of expense.

Amortization expenses decreased 19%, to $0.6 million for the year ended December 31, 2011 from $0.7 million for the year ended December 31, 2010.  The decrease in amortization expense was due to purchased software assets of Evolving Systems UK becoming fully amortized during 2011.  As a percentage of revenue, amortization expense remained at 3% for the years ended December 31, 2011 and 2010.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased 27%, or $0.2 million, to $0.6 million for the year ended December 31, 2012 from $0.8 million for the year ended December 31, 2011. The decrease was due primarily to the sale of our long-term investments in the second quarter of 2012.

Interest income increased 6139%, or $0.8 million, to $0.8 million for the year ended December 31, 2011 from $13,000 for the year ended December 31, 2010. The increase was due to interest from our long-term investments.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2012 decreased 79% or $11,000 to $3,000 as compared to $14,000 for the year ended December 31, 2011.  This decrease was primarily due to interest expense from our capital lease.

Interest expense for the year ended December 31, 2011 decreased 86% or $88,000 to $14,000 as compared to $0.1 million for the year ended December 31, 2010.  This decrease was a result of the retirement of our senior term loan and revolving credit facility in the first quarter of 2010.  The 2011 expense was primarily the interest of a capital lease.

Gain on sale of investments

Gain on the sale of investments for the year ended December 31, 2012 of $0.9 million increased by 303% or $0.7 million as compared to the $0.2 million gain on the sale of investments for the year ended December 31, 2011.  The gain is a result of the sale of our remaining long-term investments in the second quarter of 2012.

Gain on the sale of investments for the year ended December 31, 2011 was $0.2 million.  The gain was a result of the sale of long-term investments.  There were no long-term investments for the year ended December 31, 2010.

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss of $0.1 million for the year ended December 31, 2012 compared to a $0.3 million gain for the year ended December 31, 2011 resulted in a year over year decline of 132% or $0.4 million.  The loss and gain were generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

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

Income Tax Expense

We recorded income tax expense (benefit) of $1.4 million, ($0.4) million and  ($0.4) million for the years ended December 31, 2012, 2011 and 2010, respectively.  The net expense during year ended December 31, 2012 consisted of current income tax expense of $1.7 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and U.K.  U.S. income taxes payable of $1.0 million were offset due to realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to a reduction to our foreign deferred tax liability on unremitted foreign earnings related to our Indian operations offset by the utilization of certain deferred tax assets in the U.S., the monetization of the U.K. NOL and the utilization of Minimum Alternative Tax (“MAT”) assets in India. The net benefit during year ended December 31, 2011 consisted of current income tax expense of $0.2 million offset by a net deferred tax benefit of $0.6 million. The current tax expense consists primarily of income tax from our U.K.-based operations and income tax related to our operations in India and AMT. The majority of the U.K. income tax expense is related to unrecoverable foreign withholding taxes. The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to the partial release of our valuation allowance on our domestic deferred tax assets during the second quarter of 2011 as a result of the anticipated gain on Numbering Solutions Business which closed in the third quarter of 2011. We also had a deferred tax benefit related to the release of our valuation allowance on our tax asset from our Indian operations as we began to utilize MAT payments made during our tax holiday.  These MAT payments can be applied toward future taxes payable since the tax holiday expired on March 31, 2011.  In addition, we had a tax benefit related to intangible assets from our U.K.-based operations.

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

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2012 and 2011, this deferred tax liability was $39,000 and $0.1 million, respectively.  The deferred tax liability relates to Evolving Systems U.K. and has no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability will be recognized as the identifiable intangibles are amortized.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2012 and 2011, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Discontinued Operations

On July 1, 2011, we completed the sale of our Numbering Solutions business for $39.4 million. During the third quarter of 2011, we recorded a $30.5 million gain on the asset disposition, net of taxes. The results of continuing operations were reduced by the revenue and costs associated with the business which are included in the Income from Discontinued Operations, net of tax, in our Consolidated Statements of Operations.

FINANCIAL CONDITION

Our working capital position of $13.7 million at December 31, 2012 reflects an increase of $2.0 million from our working capital position of $11.7 million at December 31, 2011.  Our working capital position increased at December 31, 2012 despite $22.6 million of cash dividends partly paid from cash and partly from the proceeds from the sale of $16.5 million of long-term investments not accrued as of December 31, 2011.  The increase is primarily related to an increase in our contract receivables and unbilled work-in-progress balances and a reduction in our deferred revenue balance.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2012, our principal sources of liquidity were $8.8 million in cash and cash equivalents, $4.8 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by (used in) operating activities for the year ended December 31, 2012, 2011 and 2010 was ($0.2) million, $4.9 million and $5.8 million, respectively.  The decrease in cash provided by operating activities for the year ended December 31, 2012 was due to an increase in unbilled work-in-progress, a decrease in unearned revenue partially offset by a decrease in prepaid and other assets. Net cash provided by (used in) continuing operating activities was ($0.2) million, ($1.4) million and $14,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease in net cash used by continuing operating activities for the year ended December 31, 2012 was primarily due to an increase in net income coupled by a decrease in accounts payable, accrued liabilities and prepaid and other assets, partially offset by an increase in contract receivables, unbilled work-in-progress and a decrease in unearned revenue.

The decrease in cash provided by operating activities for the year ended December 31, 2011 compared to 2010 was due to a decrease in accounts payable and accrued liabilities and an increase in prepaid and other assets, partially offset by an increase in contract receivables.

Net cash provided by (used in) investing activities was $17.8 million, $20.1 million and ($0.4) million for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease in cash provided by investing activities for the year ended December 31, 2012 was related to the sale of long term marketable securities compared to the Asset Sale, partially offset by the purchase of investments in 2011.  During 2012, 2011 and 2010, we purchased $79,000, $90,000 and $0.3 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.

Net cash provided by (used in) financing activities was ($43.2) million, ($1.4) million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The net cash used in financing activities is primarily due to payments of $44.8 million for common stock dividends, partially offset by $1.0 million of windfall tax benefits related to stock-based compensation and $0.6 million of proceeds from the exercise of stock options.  The net cash used by financing activities during 2011 was primarily due to payments of $2.2 million for common stock dividends and $1.2 million for the purchase of treasury stock, partially offset by $2.0 million of proceeds from the exercise of stock options. The net cash provided by financing activities during 2010 was primarily the result of cash received from the exercise of stock options of $3.0 million, offset by net payments of $1.8 million to retire our senior term notes and pay off our U.K. revolving credit facility, and $1.0 million for common stock dividends.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2012 of $8.8 million;

•                  Our working capital balance of $13.9 million;

•                  Our ability to generate positive operating cash flows;

•                  The declaration of our quarterly cash dividends of $0.05 per share for the first, third and fourth quarters of 2012, the special cash dividends of $1.70 per share in the second quarter and $0.15 per share in the fourth quarter and the possibility of future dividends;

•                  Our backlog of approximately $11.1 million, including $6.7 million in license fees and services and $4.4 million in customer support at December 31, 2012; and

•                  Our planned capital expenditures of less than $1.0 million during 2013.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2012, 2011 and 2010, the effect of exchange rate changes resulted in a $0.2 million, ($59,000) and ($43,000) increase (decrease) to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2012, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2013	2014	2015	2016 and Thereafter
Capital lease	$25	$6	$6	$6	$7
Operating leases	1,272	487	484	301	—
Total commitments	$1,297	$493	$490	$307	$7

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  As of December 31, 2012 and 2011, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

We performed our annual goodwill impairment test as of July 31, 2012, at which time we had $16.0 million of goodwill included in the following reporting units, License and Services (“L&S”) — UK of $7.2 million and Customer Support (“CS”) — UK of $8.8 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2012 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.

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

We did not capitalize any internal software development costs during the years ended December 31, 2012, 2011, or 2010. In addition, we did not have any capitalized internal software development costs included in our December 31, 2012 and 2011 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

Market Risks

Our exposure to market risk related primarily to our investment portfolio. Any significant future declines in their market values could have a material adverse affect our financial condition and operating results. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. Our investment policy requires investments to be rated B- or better. Marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

As of December 31, 2012, we had no long-term investments.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2012	2011
British pound sterling	0.61850	0.64701
Indian rupee	54.97526	54.52563

	For the Years Ended December 31,
Average rates:	2012	2011	2010
British pound sterling	0.63009	0.62347	0.64675
Indian rupee	53.84249	47.21531	45.96229

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income,  changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 30, 2012

EVOLVING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,844	$34,290
Short-term restricted cash	53	50
Contract receivables, net of allowance for doubtful accounts of $70 and $52 at December 31, 2012 and December 31, 2011, respectively	4,803	4,540
Unbilled work-in-progress, net of allowance of $295 and $0 at December 31, 2012 and December 31, 2011, respectively	4,802	1,361
Prepaid and other current assets	1,133	1,259
Interest receivable, long-term investments, related parties	—	357
Total current assets	19,635	41,857
Long-term investments, related party	—	16,448
Property and equipment, net	211	369
Amortizable intangible assets, net	204	584
Goodwill	16,510	15,782
Long-term restricted cash	—	2
Long-term deferred income taxes	27	—
Other long-term assets	6	—
Total assets	$36,593	$75,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$8
Accounts payable and accrued liabilities	3,833	3,657
Income taxes payable	308	848
Dividends payable	—	22,271
Unearned revenue	1,596	3,401
Total current liabilities	5,741	30,185
Long-term liabilities:
Capital lease obligations, net of current portion	16	—
Deferred income taxes	—	145
Total liabilities	5,757	30,330

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,566,109 shares issued and 11,387,220 outstanding as of December 31, 2012 and 11,314,493 shares issued and 11,135,604 outstanding as of December 31, 2011	11	11
Additional paid-in capital	91,957	90,062
Treasury stock 178,889 shares as of December 31, 2012 and December 31, 2011, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(3,297)	(4,247)
Unrealized losses on investments, related parties, net of tax	—	(284)
Accumulated deficit	(56,582)	(39,577)
Total stockholders’ equity	30,836	44,712
Total liabilities and stockholders’ equity	$36,593	$75,042

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Years Ended December 31,
	2012	2011	2010
REVENUE
License fees and services	$17,622	$9,772	$14,637
Customer support	8,625	9,251	8,179
Total revenue	26,247	19,023	22,816

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	6,734	5,187	6,015
Costs of customer support, excluding depreciation and amortization	1,502	2,232	2,601
Sales and marketing	5,070	6,238	6,410
General and administrative	3,613	3,650	4,465
Product development	3,069	2,484	2,486
Depreciation	268	342	347
Amortization	400	560	688
Restructuring and other recovery	—	1,100	—
Total costs of revenue and operating expenses	20,656	21,793	23,012

Income (loss) from operations	5,591	(2,770)	(196)

Other income (expense)
Interest income	60	192	13
Interest income, related party	532	619	—
Interest expense	(3)	(14)	(102)
Other income	—	62	—
Gain on sale of investments	891	221	—
Foreign currency exchange gain (loss)	(106)	330	(121)
Other income (expense), net	1,374	1,410	(210)

Income (loss) from continuing operations before income taxes	6,965	(1,360)	(406)
Income tax expense (benefit)	1,401	(405)	(422)
Income (loss) from continuing operations	$5,564	$(955)	$16
Income from discontinued operations, net of tax	—	33,264	5,337
Net income	$5,564	$32,309	$5,353

Basic income (loss) per common share - continuing operations	$0.49	$(0.09)	$0.00
Diluted income (loss) per common share - continuing operations	$0.48	$(0.09)	$0.00
Basic income per common share - discontinued operations	$—	$3.06	$0.52
Diluted income per common share - discontinued operations	$—	$2.97	$0.49
Basic income per common share - net income	$0.49	$2.97	$0.53
Diluted income per common share - net income	$0.48	$2.88	$0.49
Cash dividend declared per common share	$2.00	$2.15	$0.15

Weighted average basic shares outstanding	11,278	10,871	10,174
Weighted average diluted shares outstanding	11,529	11,202	10,815

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010

Net income	$5,564	$32,309	$5,353

Other comprehensive income:
Foreign currency translation gain (loss)	950	(543)	(462)
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gain (loss) arising during period	452	(452)	—
Other comprehensive income (loss), before tax	1,402	(995)	(462)
Income tax benefit (expense) related to components of other comprehensive income (loss)	(168)	168	—
Other comprehensive income (loss), net of tax	1,234	(827)	(462)

Comprehensive income	$6,798	$31,482	$4,891

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2009	9,930,682	$10	$83,499	$—	$(3,242)	$(51,798)	$28,469
Stock option exercises	662,795	1	2,909	—	—	—	2,910
Common Stock issued pursuant to the Employee Stock Purchase Plan	9,204	—	52	—	—	—	52
Stock-based compensation expense	—	—	943	—	—	—	943
Excess tax benefits from stock-based compensation	—	—	32	—	—	—	32
Restricted stock issuance	48,750	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(1,540)	(1,540)
Net income	—	—	—	—	—	5,353	5,353
Foreign currency translation adjustment	—	—	—	—	(462)	—	(462)
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	660,069	0	1,964	—	—	—	1,964
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,334	0	33	—	—	—	33
Stock-based compensation expense	—	—	592	—	—	—	592
Excess tax benefits from stock-based compensation	—	—	38	—	—	—	38
Restricted stock issuance, net of cancellations	(2,341)	(0)	(0)	—	—	—	(0)
Treasury stock	(178,889)	—	—	(1,253)	—	—	(1,253)
Common stock cash dividends	—	—	—	—	—	(23,901)	(23,901)
Net income	—	—	—	—	—	32,309	32,309
Net unrealized losses on investments, related party, net of tax	—	—	—	—	(284)	—	(284)
Foreign currency translation adjustment	—	—	—	—	(543)	—	(543)
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	238,077	0	622	—	—	—	622
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,413	0	7	—	—	—	7
Stock-based compensation expense	—	—	264	—	—	—	264
Excess tax benefits from stock-based compensation	—	—	1,002	—	—	—	1,002
Restricted stock issuance, net of cancellations	12,126	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(22,569)	(22,569)
Net income	—	—	—	—	—	5,564	5,564
Net unrealized losses on investments, related party, net of tax	—	—	—	—	284	—	284
Foreign currency translation adjustment	—	—	—	—	950	—	950
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,564	$32,309	$5,353
Income from discontinued operations	—	33,264	5,337
Income (loss) from continuing operations	5,564	(955)	16
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	268	342	347
Amortization of intangible assets	400	560	688
Amortization of debt issuance costs	1	11	83
Stock based compensation	264	573	902
Accretion of discount on marketable securities	(6)	(6)	—
Gain on sale of marketable securities	(891)	(221)	—
Unrealized foreign currency transaction (gains) and losses, net	106	(330)	121
Provision for doubtful accounts	27	—	—
Provision for unbilled work-in-progress allowance	288	—	—
Expense (benefit) from deferred income taxes	(340)	(550)	(668)
Change in operating assets and liabilities:
Contract receivables	(310)	855	(677)
Unbilled work-in-progress	(3,652)	176	67
Prepaid and other assets	468	(417)	480
Accounts payable and accrued liabilities	(461)	(1,913)	(653)
Unearned revenue	(1,894)	511	(692)
Net cash provided by (used in) operating activities of continuing operations	(168)	(1,364)	14
Net cash provided by operating activities of discontinued operations	—	6,277	5,741
Net cash provided by (used in) operating activities	(168)	4,913	5,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(79)	(90)	(326)
Proceeds from sale of business, net	—	37,509	—
Purchase of marketable securities	—	(5,979)	—
Purchase of marketable securities, related party	—	(16,895)	—
Proceeds from sale of marketable securities	—	6,200	—
Proceeds from sale of marketable securities, related party	17,831	—	—
Restricted cash	—	(2)	—
Net cash provided by (used in) investing activities of continuing operations	17,752	20,743	(326)
Net cash used in investing activities of discontinued operations	—	(670)	(74)
Net cash provided by (used in) investing activities	17,752	20,073	(400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(12)	(10)	(11)
Principal payments on long-term debt	—	—	(1,811)
Common stock cash dividends	(44,841)	(2,170)	(1,008)
Excess tax benefits from stock-based compensation	1,000	—	—
Purchase of treasury stock	—	(1,253)	—
Proceeds from the issuance of stock	630	1,997	2,961
Net cash provided by (used in) financing activities of continuing operations	(43,223)	(1,436)	131
Net cash used in financing activities of discontinued operations	—	(2)	(11)
Net cash provided by (used in) financing activities	(43,223)	(1,438)	120

Effect of exchange rate changes on cash	193	(59)	(43)

Net (decrease) increase in cash and cash equivalents	(25,446)	23,489	5,432
Cash and cash equivalents at beginning of year	34,290	10,801	5,369
Cash and cash equivalents at end of year	$8,844	$34,290	$10,801

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$3	$3	$21
Income taxes paid	712	1,854	365
Common stock dividend declared	22,569	23,901	532
Property and equipment purchased and included in accounts payable	1	10	5
Unrealized loss on investments, related party	—	(452)	—

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

Discontinued Operations - On April 21, 2011, we announced the execution of an Asset Purchase Agreement, dated as of April 21, 2011 (the “Purchase Agreement”), with NeuStar, Inc., a Delaware corporation (the “Buyer”).  Under the terms of the Purchase Agreement, we agreed to sell our Numbering Solutions Business (the “Numbering Business”) to the Buyer for $39.4 million in cash, subject to increase or decrease in accordance with a post-closing working capital adjustment and the assumption of certain liabilities related to the Numbering Business (the “Asset Sale”). The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. On July 1, 2011, we completed the Asset Sale of the Numbering Business. There was no post-closing working capital adjustment. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly. Refer to Note 14, Discontinued Operations, for more information regarding the Asset Sale.

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

Foreign Currency — Our functional currency is the U.S. dollar.  The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated balance sheets are translated at the spot rate of exchange during the applicable period.  Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

Intangible assets acquired in conjunction with our purchases of other prior acquisitions were fully amortized and were part of the Asset Sale of our Numbering Business.

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

Restricted Cash — As of December 31, 2012 and 2011, we had $50,000 of restricted cash related to our headquarter’s lease and $3,000 and $2,000, respectively, related to our Germany lease.  The restricted cash will become unrestricted at the expiration of our leases in 2013 and 2015.

Contract Receivables, Unbilled Work-in-Progress and Allowance for Doubtful Accounts — Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.  Unbilled work in progress is revenue which has been earned but not invoiced.  An allowance is placed against accounts receivable or unbilled work in progress for our best estimate of the amount of probable credit losses. We determine the allowance based on historical write-off experience and information received during collection efforts. We review our allowances monthly and past due balances over 90 days are reviewed individually for collectability.  Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2012	Allowance for doubtful accounts	$52	$27	$—	$(9)	$70
2011	Allowance for doubtful accounts	$520	$—	$(468)	$—	$52
2010	Allowance for doubtful accounts	$534	$—	$(14)	$—	$520

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in- Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2012	Allowance for unbilled work-in-progress	$—	$288	$—	$7	$295

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

For the year ended December 31, 2012, three significant customers (defined as contributing at least 10%) accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico. For the year ended December 31, 2011 one significant customer accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.  For the year ended December 31, 2010 two significant customers accounted for 23% (12% and 11%) of revenue from continuing operations. These customers are large telecommunications operators in Europe and Asia.

As of December 31, 2012, three significant customers accounted for approximately 46% (21%, 14% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in the Commonwealth of Independent States, Asia and Mexico.  At December 31, 2011,  three significant customers accounted for approximately 32% (12%, 10% and 10%) of contract receivables and unbilled work-in-progress.  These customers are two large telecommunications operators in Europe and one in Africa.

As of December 31, 2011 our corporate debt security investments were concentrated within one issuer, which was a related party (see note 16). These debt securities were senior secured and our holdings represented approximately 7% of the total series of senior secured notes.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). No losses related to such balances have been incurred to date. In October 2008, through the temporary Transaction Account Guarantee Program (“TAGP”), full coverage is offered for non-interest bearing deposit accounts at FDIC-insured institutions that agree to participate in the program and remained in effect for participating institutions through December 31, 2012. As of December 31, 2012 and 2011, our U.S. funds are held with a bank that is participating in the TAGP. The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, extended the unlimited FDIC coverage of funds held in non-interest bearing transaction accounts through December 31, 2012.

Our funds not under any FDIC program were $5.2 million and $7.5 million as of December 31, 2012 and 2011, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million, $0.2 million and $0.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2012, 2011, or 2010. In addition, we did not have any capitalized internal software development costs included in our December 31, 2012 and 2011 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature–rich, pre–integrated, and highly–scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

NOTE 2 — FINANCIAL INSTRUMENTS

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities were classified and accounted for as available-for-sale as of December 31, 2011. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The following table summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as long-term marketable securities as of December 31, 2011 (in thousands):

	December 31, 2011
	Adjusted	Unrealized	Unrealized	Fair	Long-term
	Cost	Gains	Losses	Value	Investments
Level:2
Corporate debt securities	$16,900	$—	$(452)	$16,448	$16,448

As of December 31, 2012 there were no unrealized gains or losses related to long-term corporate debt securities.  As of December 31, 2011 the unrealized losses of $284,000, net of tax of $168,000, were related to long-term corporate debt securities. We recognized $0.9 million and $0.2 million of net realized gains during the years ended December 31, 2012 and December 31, 2011, respectively related to sales of corporate debt securities.   Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

Our investment policy requires investments to be rated B- or better. Fair values were determined for each individual security in the investment portfolio. During the year ended December 31, 2012, we did not recognize any impairment charges.

As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million. During the years ended December 31, 2012 and December 31, 2011 we recorded interest income of $0.5 million and $0.6 million and had interest receivable of $0 and $0.4 million as of December 31, 2012 and 2011, respectively.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2010	$7,066	$8,731	$15,797
Effects of changes in foreign currency exchange rates	(7)	(8)	(15)
Balance as of December 31, 2011	$7,059	$8,723	$15,782
Effects of changes in foreign currency exchange rates	326	402	728
Balance as of December 31, 2012	$7,385	$9,125	$16,510

We conducted our annual goodwill impairment test as of July 31, 2012, and we determined that goodwill was not impaired as of the test date. From July 31, 2012 through December 31, 2012, we believe no events have occurred that may have impaired goodwill.

Identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of December 31, 2012 and 2011, identifiable intangibles were as follows (in thousands):

	December 31, 2012			December 31, 2011			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,440	$1,440	$—	$1,376	$1,376	$—	4.6 yrs
Trademarks and tradenames	726	674	52	694	545	149	7.0 yrs
Business partnerships	118	118	—	113	113	—	5.0 yrs
Customer relationships	2,125	1,973	152	2,031	1,596	435	5.3 yrs
	$4,409	$4,205	$204	$4,214	$3,630	$584	5.2 yrs

(1)           Changes in intangible values as of December 31, 2012 compared to December 31, 2011 are the direct result of changes in foreign currency exchange rates for the years then ended.

Amortization expense of identifiable intangible assets was $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Identifiable intangible assets are expected to be fully amortized in 2013.

NOTE 4 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2012	2011
Property and equipment:
Computer equipment and purchased software	$4,125	$4,030
Furniture, fixtures and leasehold improvements	1,075	1,069
	5,200	5,099
Less accumulated depreciation	(4,989)	(4,730)
	$211	$369

	2012	2011
Assets acquired under capital lease:
Original book value	$24	$29
Accumulated amortization	(4)	(29)
Net book value	$20	$—

Depreciation expense was $0.3 million for each of the years ended December 31, 2012, 2011 and 2010.

Included in computer equipment and purchased software at December 31, 2012 and 2011 are assets under capital lease. Depreciation expense related to assets under capital leases was $4,000, $2,000 and $7,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

	December 31,
	2012	2011
Accounts payable and accrued liabilities:
Accounts payable	$367	$419
Accrued compensation and related expenses	1,548	1,678
Accrued liabilities	1,918	1,560
	$3,833	$3,657

NOTE 5 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of December 31, 2012.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of the date of this report, there was no borrowing outstanding under this Revolving Facility.

NOTE 6 — INCOME TAXES

The pre-tax income (loss) from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Domestic	$2,568	$(1,708)	$(2,615)
Foreign	4,397	348	2,209
Total	$6,965	$(1,360)	$(406)

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$1,061	$(34)	$(52)
Foreign	541	296	459
State	139	(93)	(143)
Total current	1,741	169	264
Deferred:
Federal	(732)	(75)	(444)
Foreign	459	(490)	(197)
State	(67)	(9)	(45)
Total deferred	(340)	(574)	(686)
Total	$1,401	$(405)	$(422)

As of December 31, 2012 and 2011, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $8.2 million and $12.0 million, respectively, related to U.S. federal and state jurisdictions.  The federal net operating loss expires at various times beginning in 2022 and ending in 2027.  As of December 31, 2012 and 2011, we had state NOL’s of approximately $31.5 million and $36.2 million, respectively.  The state NOL’s expire at various times beginning in 2018 and ending in 2027.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our $8.2 million of federal NOL’s are windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, will be an increase to additional paid-in capital as opposed to a reduction in tax expense.  During the year 2012, $3.1 million of the federal NOL was realized and increased additional paid-in capital.  Also in 2012, Evolving Systems was subject to alternative minimum tax in the amount of $62,000.  A deferred tax asset in this amount has been established but has a full valuation allowance as of December 31, 2012.  The Internal Revenue Code places certain limitations on the annual amount of NOL’s which can be utilized if certain changes in ownership occur.  Changes in our ownership have not occurred, and our NOL’s are not limited as of December 31, 2012.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$3,088	$4,706
Research and development credits	303	954
Equity compensation	574	611
AMT/MAT credit	931	769
Depreciable assets	165	95
Accrued liabilities and reserves	—	184
Other	—	362
Total deferred tax assets	5,061	7,681

Deferred tax liabilities:
Undistributed foreign earnings	(766)	(1,476)
Acquired intangibles	(39)	(141)
Accrued liabilities and reserves	(6)	—
Total deferred tax liability	(811)	(1,617)

Net deferred tax assets, before valuation allowance	4,250	6,064
Valuation allowance	(4,223)	(6,209)
Net deferred tax asset (liability)	$27	$(145)

Financial statement classification:
Current deferred tax asset (liability)	$—	$—
Long-term tax asset (liability)	27	(145)
Net deferred tax asset (liability)	$27	$(145)

In conjunction with the acquisition of Evolving Systems U.K. in November 2004, we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2012 and 2011, this deferred tax liability was $39,000 and $0.1 million, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

In 2012, we determined the undistributed foreign earnings deferred tax liability exceeded the amount of foreign earnings we believe we can re-patriate from our Indian subsidiary. Based on this assessment, we reduced the undistributed foreign earnings deferred tax liability to an amount we believe can be re-patriated and allow the Indian subsidiary to meet its operating and capital needs.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income/(loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

U.S. federal income tax expense (benefit) at statutory rates	$2,368	$(463)	$(138)
State income tax expense (benefit), net of federal impact	139	(8)	(2)
Foreign rate differential	(96)	204	(21)
Foreign deemed dividends	452	—	114
Undistributed foreign earnings	158	134	55
Change in valuation allowance	(1,986)	(247)	(132)
Equity compensation	—	(253)	39
Research and development expenses	—	(803)	(468)
Foreign taxes	288	627	64
Undistributed foreign earnings assertion	(856)	—	—
Windfall excess tax benefit related to stock-based compensation	1,000	—	—
State NOL and other, net	(66)	404	67
Total tax expense	$1,401	$(405)	$(422)

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2012 and 2011, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable have been reduced by the AMT tax benefits from employee stock plan awards. We had net excess tax benefits from employee stock plan awards of $2,000 and $38,000, respectively for the years ended December 31, 2012 and 2011, which was reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving System Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.  During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used for offshore product development. We were granted a tax holiday by India which expired in March 2011. Under the terms of the tax holiday, with the exception of the minimum alternate tax, we were not liable for income taxes associated with our operations in India.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Dividends

During 2012, our Board of Directors declared and paid a first, third and fourth quarter cash dividend of $0.05 per share each and a second and fourth quarter special cash dividend of $1.70 and $0.15 per share, respectively.   There were no accrued dividends as of December 31, 2012.  In addition, a special cash dividend declared in the fourth quarter 2011 of $2.00 per share was paid in January 2012.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

Treasury Stock

Beginning on May 20, 2011, and continuing through December 31, 2012, we had the ability to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, was based on market and business conditions as well as other factors.  We were not obligated to purchase any shares.  Purchases under the program could be discontinued at any time we determine additional purchases were not warranted.  The re-purchase program expired on December 31, 2012.

From the inception of the plan through December 31, 2012, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share. These shares are currently being held in treasury and recorded at cost as a component of stockholders’ equity.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

NOTE 8 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.3 million, $0.6 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cost of license fees and services, excluding depreciation and amortization	$18	$39	$46
Cost of customer support, excluding depreciation and amortization	4	5	6
Sales and marketing	23	67	110
General and administrative	200	411	641
Product development	19	51	99
Share based compensation - continuing operations	264	573	902
Discontinued operations	—	19	41
Total share based compensation	$264	$592	$943

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2012 and 2011, 0.3 million and 0.4 million options remained outstanding under the Option Plan, respectively.

In March 2007, upon the hiring of our Vice President of World Wide Sales and Marketing, in accordance with NASDAQ Marketplace Rule 4350(i)(1)(a)(iv), the Board of Directors approved an inducement award under a stand-alone equity incentive plan.  We granted 50,000 non-qualified options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant.  The options vest over four years and expire ten years from the date of grant. At December 31, 2012 and 2011, 0 and 50,000 options remained outstanding under this plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At December 31, 2012, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended, as well as an increase of 45,749 and 64,069, respectively,  authorized shares as a result of the antidilution modification in connection with the special dividend (see details below).  At December 31, 2012 and 2011, 0.4 million options were issued and outstanding under the 2007 Stock Plan.

During the year ended December 31, 2012 and 2011, we awarded a total of 14,000 and 10,000 shares of restricted stock to members of our Board of Directors. During the years ended December 31, 2012 and 2011, 9,000 and 36,000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 2,000 and 12,000 shares of restricted stock during years ended December 31, 2012 and 2011, respectively. The fair market value for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As described above, on November 10, 2011, we declared a special cash dividend of $2.00 per share on all of the issued and outstanding common stock, or an aggregate of approximately $22.3 million, which was paid on January 3, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on January 3, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $7.46 to $5.80 and an increase in the aggregate number of shares issuable upon exercise of such options by 45,749.  Since our Stock Plan permits, but does not require, antidilution modifications, (ASC) 718, Compensation — Stock Compensation requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the twelve months ended December 31, 2012.

As described above, on May 8, 2012, we declared a special cash dividend of $1.70 per share on all of the issued and outstanding common stock, or an aggregate of approximately $19.5 million, which was paid on May 29, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on May 18, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $5.80 to $4.53 and an increase in the aggregate number of shares issuable upon exercise of such options by 64,069.  Since our Stock Plan permits, but does not require, antidilution modifications, (ASC) 718, Compensation — Stock Compensation requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the twelve months ended December 31, 2012.

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

	For the Years Ended December 31,
	2012	2011	2010
Expected term (years)	5.7	5.3	5.9
Risk-free interest rate	0.84%	1.53%	2.54%
Expected volatility	65.23%	66.35%	73.76%
Expected dividend yield	3.5%	3.0%	0.3%

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2010	1,799	$6.08	5.24	$5,939
Options granted	14	$6.78
Less options forfeited	(336)	$7.67
Less options exercised	(660)	$2.98
Options outstanding at December 31, 2011	817	$7.46	5.06	$1,635
Anti-dilution stock option adjustment [1]	110
Options granted	67	$4.52
Less options forfeited	(51)	$9.36
Less options exercised	(239)	$2.60
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757

Options exercisable at December 31, 2012	632	$4.96	4.19	$1,610

[1] In 2012, the balance of options outstanding were adjusted by 109,818 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

The following is a summary of stock options outstanding under the plans as of December 31, 2012:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted Avg.
			Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of			Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices			(in thousands)	(years)	Price	(in thousands)	Price
$0.01	-	$3.20	323	5.08	$1.58	309	$1.52
$3.48	-	$5.98	279	5.38	$4.74	221	$4.89
$10.62	-	$12.68	25	1.18	$11.89	25	$11.89
$14.30	-	$16.81	47	1.10	$14.46	47	$14.46
$17.13	-	$20.56	30	0.49	$20.26	30	$20.26
			704	4.60	$4.86	632	$4.96

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.45, $3.12 and $3.89 respectively.

As of December 31, 2012, there were approximately $0.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $2.8 million and $2.1 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.4 million and $0.9 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $14,000, $35,000 and $61,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash received from stock option exercises was $0.6 million, $2.0 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2011, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2011, resulted in approximately 95,000 shares issued and 124,000 options cancelled in settlement of shares issued.  There were no net settlement exercises during the years ended December 31, 2012 or 2010.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2012, there were approximately 72,000 shares available for purchase. For the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense of $2,000, $7,000 and $12,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2012	2011	2010
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.08%	0.06%	0.13%
Expected volatility	49.54%	39.99%	61.38%
Expected dividend yield	3.4%	2.7%	1.2%

Cash received from employee stock plan purchases was approximately $7,000, $33,000 and $52,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  We issued shares related to the ESPP of approximately 2,000, 5,000 and 9,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 9 — BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Beginning in 2012, we adopted a Safe Harbor 401(k) requiring us to contribute 3% of the employee’s compensation for each eligible employee, regardless of whether the employee chooses to participate in the plan. All employee contributions are fully vested immediately and employer contributions vest over a period of three years.  For the years ended December 31, 2010 we made a matching contribution using our cash balances of $0.2 million. For the year ended December 31, 2011 we made a matching contribution using funds available in the 401(k) forfeiture account.  For the year ended December 31, 2012 we will make a matching contribution using funds available in the 401(k) Plan’s forfeiture account and cash on hand of approximately $16,000.  Evolving Systems U.K. has established a defined contribution pension scheme that is available to all employees in their first full month of employment.  Employees may contribute a percentage of their earnings, the amount of which is dependent upon the age of the employee, not to exceed the maximum statutory contribution amount.  We match 5% of employee contributions.  All contributions are immediately vested in their entirety.

During 2012, 2011 and 2010, we recorded a consolidated expense of $0.3 million, $0.4 million and $0.5 million, under the aforementioned plans, respectively.

NOTE 10 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options. The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

	For the Years Ended December, 31
	2012	2011	2010
Basic income (loss) per share:
Income (loss) from continuing operations	$5,564	$(955)	$16
Income from discontinued operations, net of tax	$—	$33,264	$5,337
Net income	$5,564	$32,309	$5,353

Basic weighted average shares outstanding	11,278	10,871	10,174

Basic income (loss) per share:
Continuing operations	$0.49	$(0.09)	$0.00
Discontinued operations	$—	$3.06	$0.52
Net Income	$0.49	$2.97	$0.53

Diluted income (loss) per share:
Income (loss) from continuing operations	$5,564	$(955)	$16
Income from discontinued operations, net of tax	$—	$33,264	$5,337
Net income	$5,564	$32,309	$5,353

Weighted average shares outstanding	11,278	10,871	10,174
Effect of dilutive securities - options	251	331	641
Diluted weighted average shares outstanding	11,529	11,202	10,815

Diluted income per share:
Continuing operations	$0.48	$(0.09)	$0.00
Discontinued operations	$—	$2.97	$0.49
Net Income	$0.48	$2.88	$0.49

Weighted average options to purchase approximately 0.2 million, 0.3 million and 0.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

For the year ended December 31, 2011 continuing operations exclude 0.3 million shares from the diluted share calculation as they were antidilutive as a result of the loss.

NOTE 11  — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, London and Bath, England, Munich, Germany, Bangalore, India and Kuala Lumpur, Malaysia.  Rent expense was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense is net of sublease rental income of $0.3 million, $0.2 million and $0 for the year ended December 31, 2012, 2011 and 2010, respectively.

Our headquarters facility lease contains a clause that adjusted the lease rate every year. The lease rate increases annually as of November 1. Our London, England facility had a six month rent free period at the beginning of its lease starting March 30, 2010. Our Bath, England facility contains a clause that adjusts the lease rate one time over the five year term on September 27, 2012. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$487	$6
2014	484	6
2015	301	6
2016	—	6
2017	—	1
Total minimum lease payments	$1,272	25
Less: Amount representing interest		(5)
Principal balance of capital lease obligations		20
Less: Current portion of capital lease obligations		(4)
Long-term portion of capital lease obligations		$16

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2012 and 2011.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. As a result, we believe the estimated fair value of these agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2012 and 2011.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2012 and 2011.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2012 and 2011.

(c)                                 Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.  As of December 31, 2012 we are not involved in any legal matters.

NOTE 12  — SEGMENT INFORMATION

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue
License fees and services	$17,622	$9,772	$14,637
Customer support	8,625	9,251	8,179
Total revenue	26,247	19,023	22,816

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	10,888	4,585	8,622
Customer support	7,123	7,019	5,578
	18,011	11,604	14,200
Unallocated Costs
Other operating expenses	11,752	12,372	13,361
Depreciation and amortization	668	902	1,035
Restructuring and other recovery	—	1,100	—
Interest income	(60)	(192)	(13)
Interest income, related party	(532)	(619)	—
Interest expense	3	14	102
Other income	—	(62)	—
Gain on sale of investments	(891)	(221)	—
Foreign currency exchange (gain) loss	106	(330)	121

Income (loss) from continuing operations before income taxes	$6,965	$(1,360)	$(406)

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

	For the Year Ended December 31, 2012
	L&S	CS	Total
Revenue
United Kingdom	$3,938	$1,999	$5,937
Commonwealth of Independent States	3,548	—	3,548
Mexico	2,187	340	2,527
Other	7,949	6,286	14,235
Total revenues	$17,622	$8,625	$26,247

	For the Year Ended December 31, 2011
	L&S	CS	Total
Revenue
United Kingdom	$1,108	$2,148	$3,256
Indonesia	761	693	1,454
South Africa	827	645	1,472
Other	7,076	5,765	12,841
Total revenues	$9,772	$9,251	$19,023

	For the Year Ended December 31, 2010
	L&S	CS	Total
Revenue
United Kingdom	$2,412	$2,019	$4,431
Indonesia	2,193	436	2,629
Greece	1,581	390	1,971
Other	8,451	5,334	13,785
Total revenues	$14,637	$8,179	$22,816

	December 31,	December 31,
	2012	2011
Long-lived assets, net
United States	$47	$84
United Kingdom	16,842	16,566
Other	36	85
	$16,925	$16,735

NOTE 13 — RESTRUCTURING

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees. The reduction in workforce was related to the Asset Sale and was completed by December 31, 2011.  There was no restructuring expense in 2012.

As of December 31, 2012, $1.1 million has been paid.  There is no restructuring liability as of December 31, 2012.

NOTE 14 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the years ended December 31, 2012, 2011 and 2010, respectively, and components of the net gain on the transaction were as follows (in thousands):

	For the Years ended December 31,
	2011	2010
Revenues	$6,553	$14,489

Income before income tax	$2,788	$6,411
Income tax expense	20	1,074
Gain on sale of discontinued operations, net of income tax	30,496	—
Income from discontinued operations, net of income tax	$33,264	$5,337

The cash proceeds received from the Asset Sale amounted to approximately $39.4 million. Transaction costs were approximately $1.9 million. The net proceeds less transaction costs were $37.5 million. Although the sale was taxable for federal and state income tax purposes,  much of the federal income tax expense was absorbed by our NOL’s and we paid AMT for federal tax purposes plus state taxes.

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

The carrying amounts of major classes of assets and liabilities of the Numbering Business were as follows (in thousands):

July 1,
2011
Contract receivables, net	$946
Unbilled work-in-progress	730
Prepaid and other current assets	153
Current assets of discontinued operations	$1,829

Property and equipment, net	$292
Goodwill	6,682
Long-term assets of discontinued operations	$6,974

Accounts payable and accrued liabilities	$264
Unearned revenue	5,502
Current liabilities of discontinued operations	$5,766

NOTE 15 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2012
Total revenue	$5,908	$6,654	$6,834	$6,851
Less: cost of revenue and operating expenses	5,333	5,085	5,152	5,086
Income from operations	575	1,569	1,682	1,765
Income before income taxes	932	2,635	1,572	1,826
Income (loss) from continuing operations	758	2,131	1,238	1,437
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$758	$2,131	$1,238	$1,437
Net income per common share:
Basic income (loss) per common share - continuing operations	$0.07	$0.19	$0.11	$0.13
Diluted income (loss) per common share - continuing operations	$0.07	$0.19	$0.11	$0.12
Basic income per common share - discontinued operations	$—	$—	$—	$—
Diluted income per common share - discontinued operations	$—	$—	$—	$—
Basic income per common share - net income	$0.07	$0.19	$0.11	$0.13
Diluted income per common share - net income	$0.07	$0.19	$0.11	$0.12

Year Ended December 31, 2011
Total revenue	$5,392	$4,444	$4,270	$4,917
Less: cost of revenue and operating expenses	5,819	5,634	4,787	5,553
Income from operations	(427)	(1,190)	(517)	(636)
Income (loss) before income taxes	(321)	(1,178)	(142)	281
Income (loss) from continuing operations	(229)	(1,053)	(116)	443
Income (loss) from discontinued operations, net of tax	1,162	12,470	18,320	1,312
Net income	$933	$11,417	$18,204	$1,755
Net income per common share:
Basic income (loss) per common share - continuing operations	$(0.02)	$(0.10)	$(0.01)	$0.04
Diluted income (loss) per common share - continuing operations	$(0.02)	$(0.10)	$(0.01)	$0.04
Basic income per common share - discontinued operations	$0.11	$1.15	$1.68	$0.12
Diluted income per common share - discontinued operations	$0.10	$1.11	$1.64	$0.12
Basic income per common share - net income	$0.09	$1.05	$1.67	$0.16
Diluted income per common share - net income	$0.08	$1.02	$1.63	$0.16

NOTE 16 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we agreed to pay Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had current obligations in the consolidated balance sheets under the agreement of $0 and $2,500 as of December 31, 2012 and December 31, 2011, respectively. We recorded approximately $4,000, $10,000 and $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, which was extended through June 30, 2013 on an as-needed basis. We recorded approximately $28,000 and  $3,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2012 and December 31, 2011, respectively. We had obligations in the consolidated balance sheets as of December 31, 2012 and December 31, 2011 of $0 and $125, respectively, related to this agreement.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Executive Vice President and Chief Financial Officer held by Brian R. Ervine, effective November 30, 2011. We entered into a consulting agreement with Mr. Ervine to provide consulting services to the Company through December 31, 2012, on an as-needed basis. We recorded approximately $11,000 and $8,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2012 and December 31, 2011, respectively. We had obligations in the consolidated balance sheets as of December 31, 2012 and December 31, 2011 of approximately $0 and $8,000, respectively, related to this agreement.

During the year ended December 31, 2011, we purchased $16.9 million of Primus Telecommunications Group, Inc. (“PTGI”) senior secured notes, net of purchase discounts, on the open market through a registered broker dealer. The Singer Family Trust, our largest shareholder, owned approximately 22% of our outstanding common shares and approximately 14% of the outstanding shares of PTGI.  Richard Ramlall, Senior Vice President of Corporate Development and Chief Communications Officer of PTGI, serves on our board of directors but is not on our Investment Committee of the Board and as such is not involved in any of our investment decisions. Nor is Mr. Ramlall involved with any oversight of the financial operations of PTGI.

During the years ended December 31, 2012 and December 31, 2011, we recorded interest income of $0.5 million and  $0.6 million, respectively, in our Consolidated Statements of Operations related to the PTGI senior secured notes.    As of December 31, 2011 the PTGI notes were held as a long-term investment on our Consolidated Balance Sheets at $16.5 million.  Additionally, we had interest receivable of $0.4 million from interest earned not yet due and other comprehensive income includes unrealized losses of $0.3 million, net of tax, both of which are related to the senior secured notes. The senior notes mature on April 15, 2017 and earn interest at a rate of 10% per year.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 17 — SUBSEQUENT EVENTS

On March 6, 2013, our Board of Directors declared a first quarter cash dividend of $0.08 per share, payable April 12, 2013, to stockholders of record March 22, 2013. We evaluated our December 31, 2012 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance & Administration, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and Vice President, Finance & Administration, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Vice President, Finance & Administration have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance & Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in internal control over financial reporting.  During the three months ended December 31, 2012, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2013 Proxy Statement, anticipated to be filed within 120 days of December 31, 2012, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2013 Proxy Statement, anticipated to be filed within 120 days of December 31, 2012, entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2013 Proxy Statement, anticipated to be filed within 120 days of December 31, 2012, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2013 Proxy Statement, anticipated to be filed within 120 days of December 31, 2012, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2013 Proxy Statement, anticipated to be filed within 120 days of December 31, 2012, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1(e)

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as Exhibit 3(i) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.

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

10.9*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.

10.10	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.11	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2011 and incorporated herein by reference.
10.12	Agreement among Evolving Systems, Inc. and Lisa Marie Maxson and Peter McGuire, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 22, 2011 and incorporated herein by reference.
10.13(a)*	Employment Agreement entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(b)*	Employment Agreement entered into between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 99.2 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(c)*	Employment Agreement entered into between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.3 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.13(d)*

Amendment to Terms and Conditions of Employment between Evolving Systems Limited, Evolving Systems, Inc. and James King, as filed as Exhibit 99.4 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.

10.14*	Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.
10.15*	Consulting Agreement between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on November 16, 2011 and incorporated herein by reference.
10.16*	Legal Release between Evolving Systems, Inc. and Brian R. Ervine, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 1, 2011 and incorporated herein by reference.
10.17*	Separation Letter from Evolving Systems, Inc. to Brian R. Ervine, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2011 and incorporated herein by reference.
10.18	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
21(a)	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8 (filed herewith).
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-3 and S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011 (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2010 and 2009 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 12, 2013
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

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chairman and Chief Executive Officer	March 12, 2013
Thaddeus Dupper

By:	/s/ DANIEL J. MOORHEAD	Vice President, Finance & Administration	March 12, 2013
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 12, 2013
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 12, 2013
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 12, 2013
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 12, 2013
John B. Spirtos