Form 10-Q
period 2013-03-31
EVOLVING SYSTEMS INC
filed 2013-05-07
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013 there were 11,414,539 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$11,460	$8,844
Short-term restricted cash	50	53
Contract receivables, net of allowance for doubtful accounts of $70 at March 31, 2013 and December 31, 2012, respectively	5,345	4,803
Unbilled work-in-progress, net of allowance of $293 and $295 at March 31, 2013 and December 31, 2012, respectively	3,600	4,802
Prepaid and other current assets	877	1,133
Total current assets	21,332	19,635
Property and equipment, net	193	211
Amortizable intangible assets, net	96	204
Goodwill	15,531	16,510
Long-term deferred income taxes	—	27
Other long-term assets	4	6
Total assets	$37,156	$36,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$4
Accounts payable and accrued liabilities	3,228	3,833
Income taxes payable	545	308
Dividends payable	913	—
Unearned revenue	2,354	1,596
Total current liabilities	7,044	5,741
Long-term liabilities:
Capital lease obligations, net of current portion	14	16
Deferred income taxes	39	—
Total liabilities	7,097	5,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,594,843 shares issued and 11,415,954 outstanding as of March 31, 2013 and 11,566,109 shares issued and 11,387,220 outstanding as of December 31, 2012	11	11
Additional paid-in capital	92,068	91,957
Treasury stock 178,889 shares as of March 31, 2013 and December 31, 2012, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(4,445)	(3,297)
Accumulated deficit	(56,322)	(56,582)
Total stockholders’ equity	30,059	30,836
Total liabilities and stockholders’ equity	$37,156	$36,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUE
License fees and services	$4,507	$3,784
Customer support	2,162	2,124
Total revenue	6,669	5,908

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,536	1,818
Costs of customer support, excluding depreciation and amortization	308	360
Sales and marketing	1,301	1,341
General and administrative	895	913
Product development	713	729
Depreciation	37	73
Amortization	98	99
Total costs of revenue and operating expenses	4,888	5,333

Income from operations	1,781	575

Other income (expense)
Interest income	3	21
Interest income, related party	—	432
Interest expense	(6)	—
Foreign currency exchange loss	(43)	(96)
Other income (expense), net	(46)	357

Income from operations before income taxes	1,735	932
Income tax expense	562	174
Net income	$1,173	$758

Basic income per common share - net income	$0.10	$0.07

Diluted income per common share - net income	$0.10	$0.07

Cash dividend declared per common share	$0.08	$0.05

Weighted average basic shares outstanding	11,409	11,164
Weighted average diluted shares outstanding	11,691	11,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$1,173	$758

Other comprehensive income:
Foreign currency translation gain (loss)	(1,148)	782
Unrealized gains on available-for-sale securities
Unrealized holding gain arising during period	—	772
Other comprehensive income (loss), before tax	(1,148)	1,554
Income tax benefit (expense) related to components of other comprehensive income (loss)	—	(289)
Other comprehensive income (loss), net of tax	(1,148)	1,265

Comprehensive income	$25	$2,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	13,572	—	34	—	—	—	34
Common Stock issued pursuant to the Employee Stock Purchase Plan	412	—	2	—	—	—	2
Stock-based compensation expense	—	—	75	—	—	—	75
Restricted stock issuance, net of cancellations	14,750	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(913)	(913)
Net income	—	—	—	—	—	1,173	1,173
Foreign currency translation adjustment	—	—	—	—	(1,148)	—	(1,148)
Balance at March 31, 2013	11,415,954	$11	$92,068	$(1,253)	$(4,445)	$(56,322)	$30,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,173	$758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37	73
Amortization of intangible assets	98	99
Amortization of debt issuance costs	5	—
Stock based compensation	75	71
Accretion of discount on marketable securities	—	(5)
Unrealized foreign currency transaction (gains) and losses, net	43	96
Expense (benefit) from deferred income taxes	86	(1)
Change in operating assets and liabilities:
Contract receivables	(641)	1,538
Unbilled work-in-progress	1,028	(352)
Prepaid and other assets	219	(185)
Accounts payable and accrued liabilities	(230)	294
Unearned revenue	875	(880)
Net cash provided by operating activities	2,768	1,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15)	—
Restricted cash	2	—
Net cash used in investing activities	(13)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(6)
Common stock cash dividends	—	(22,271)
Proceeds from the issuance of stock	37	196
Net cash provided by (used in) financing activities	36	(22,081)

Effect of exchange rate changes on cash	(175)	60

Net increase (decrease) in cash and cash equivalents	2,616	(20,515)
Cash and cash equivalents at beginning of period	8,844	34,290
Cash and cash equivalents at end of period	$11,460	$13,775

Supplemental disclosure of other cash and non-cash financing transactions:
Income taxes paid	$37	$220
Common stock dividend declared	913	558
Property and equipment purchased and included in accounts payable	10	29
Unrealized gain on investments, related party	—	320

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller (“IMC”) which supports the activation of M2M devices with intermittent or infrequent usage patterns.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

We performed our annual goodwill impairment test as of July 31, 2012 and determined that no impairment of our goodwill had occurred.

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

Cash, Cash Equivalents and Marketable Securities — All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.  Unrealized gains and losses related to changes in the fair value of securities are recognized in the accumulated other comprehensive income, net of tax in our consolidated balance sheets.  Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.  We review our marketable debt securities to determine if the securities are other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date.

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

We may encounter budget and schedule changes or increases on fixed-price contracts caused by increased labor or overhead costs. We make adjustments to cost estimates in the period in which the facts requiring such revisions become known. We record estimated losses, if any, in the period in which current estimates of total contract revenue and contract costs indicate a loss. If revisions to cost estimates are obtained after the balance sheet date but before the issuance of the interim or annual financial statements, we make adjustments to the interim or annual financial statements accordingly.

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

Comprehensive Income — Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

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

Recent Accounting Pronouncements — In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02,  Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2012-03, to cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. We adopted ASU 2013-02 effective March 2013. The adoption of this standard did not affect our financial position or results of operations.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

We recorded goodwill as a result of the acquisition of Evolving Systems U.K. in November 2004.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2012	$7,385	$9,125	$16,510
Effects of changes in foreign currency exchange rates (1)	(438)	(541)	(979)
Balance as of March 31, 2013	$6,947	$8,584	$15,531

(1)         Represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We conducted our annual goodwill impairment test as of July 31, 2012, and we determined that goodwill was not impaired as of the test date. From July 31, 2012 through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of March 31, 2013 and December 31, 2012, identifiable intangibles were as follows (in thousands):

	March 31, 2013			December 31, 2012
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$1,354	$1,354	$—	$1,440	$1,440	$—	4.6 yrs
Trademarks and tradenames	683	658	25	726	674	52	7.0 yrs
Business partnerships	111	111	—	118	118	—	5.0 yrs
Customer relationships	1,999	1,928	71	2,125	1,973	152	5.3 yrs
	$4,147	$4,051	$96	$4,409	$4,205	$204	5.2 yrs

(1)  Changes in intangible gross values as of March 31, 2013 compared to December 31, 2012 are the direct result of the changes in foreign currency exchange rates for the periods then ended. Adjustments related to foreign currency translation are included in other comprehensive income.

Amortization expense of identifiable intangible assets was $0.1 million three months ended March 31, 2013 and 2012. As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time. Identifiable intangible assets are expected to be fully amortized in 2013.

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share. The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Basic income per share:
Net income available to common stockholders	$1,173	$758
Basic weighted average shares outstanding	11,409	11,164
Basic income per share:	$0.10	$0.07

Diluted income per share:
Net income available to common stockholders	$1,173	$758
Weighted average shares outstanding	11,409	11,164
Effect of dilutive securities - options	282	205
Diluted weighted average shares outstanding	11,691	11,369
Diluted income per share:	$0.10	$0.07

For the three months ended March 31, 2013 and 2012, 0.1 million and 0.3 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million and $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2013 and 2012, respectively. The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Cost of license fees and services, excluding depreciation and amortization	$7	$5
Cost of customer support, excluding depreciation and amortization	1	1
Sales and marketing	5	6
General and administrative	57	53
Product development	5	6
Total share based compensation	$75	$71

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”). Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance. Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination. At March 31, 2013 and December 31, 2012, 0.3 and 0.3 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. Awards permitted under the 2007 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant. At March 31, 2013, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended. At March 31, 2013 and December 31, 2012, 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended March 31, 2013 and 2012, we awarded 16,000 and 0 grants of restricted stock to members of our senior management. During the three months ended March 31, 2013 and 2012, 6,000 and 2,000 shares of restricted stock vested, respectively. Approximately 1,250 and 1,875 shares of restricted stock were forfeited during the three months ended March 31, 2013 and 2012, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $40,000 and $9,000 for the three months ended

March 31, 2013 and 2012, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended March 31,
	2013	2012
Expected term (years)	6.1	5.8
Risk-free interest rate	0.76%	0.86%
Expected volatility	61.48%	65.50%
Expected dividend yield	3.10%	3.50%

The following is a summary of stock option activity under the plans for the nine months ended March 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757
Options granted	33	$6.45
Less options forfeited	(3)	$5.05
Less options exercised	(11)	$3.30
Options outstanding at March 31, 2013	723	$4.95	4.59	$1,947

Options exercisable at March 31, 2013	636	$4.96	4.04	$1,815

There were 33,000 and 52,800 stock options granted during the three months ended March 31, 2013 and 2012. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $2.78 and $2.60.

As of March 31, 2013, there was approximately $0.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The total fair value of stock options vested during the three months ended March 31, 2013 and 2012 was approximately $44,000 and $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 for the three months ended March 31, 2013 and 2012.

Cash received from stock option exercises for the three months ended March 31, 2013 and 2012 was $34,000 and $0.2 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares. Employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2013, there were approximately 71,000 shares available for purchase. For the three months ended March 31, 2013 and 2012, we recorded compensation expense of $700 and $300, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended March 31,
	2013	2012
Expected term (years)	0.25	0.25
Risk-free interest rate	0.1%	0.1%
Expected volatility	46.34%	35.22%
Expected dividend yield	3.63%	3.58%

Cash received from employee stock plan purchases for the three months ended March 31, 2013 and 2012 was $2,000.

We issued shares related to the ESPP of approximately 500 and 300 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2013, two significant customers (defined as contributing at least 10%) accounted for 28% (18% and 10%) of revenue from operations. The significant customers for the three months ended March 31, 2013 are large telecommunications operators in the Philippines and Europe. For the three months ended March 31, 2012, one significant customer accounted for 24%, of revenue from continuing operations. The significant customer for the three months ended March 31, 2012 is a large telecommunications operator in Europe.

As of March 31, 2013, two significant customers accounted for approximately 35% (18% and 17%) of contract receivables and unbilled work-in-progress. These customers are a large telecommunications operator in the Philippines and Europe. At December 31, 2012, three significant customers accounted for approximately 46% (21%, 14% and 11%) of contract receivables and unbilled work-in-progress. These customers are a large telecommunications operator in the Commonwealth of Independent States, Asia and Mexico.

NOTE 6 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”). The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%). Prime Rate was 3.25% as of December 31, 2012. The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. There is no mandated borrowing required against the Revolving Facility. To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility. The Revolving Facility requires us to pay an annual credit facility fee of $10,000. All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014. As of March 31, 2013, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.6 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The net expense during the three months ended March 31, 2013 consisted of current income tax expense of $0.5 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and income tax from our U.S. and U.K. based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations. The net expense during the three months ended March 31, 2012 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($30,000). The current tax expense consisted primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The majority of the U.K. income tax expense was related to unrecoverable foreign withholding taxes. The deferred tax benefit primarily related to intangible assets from our U.K.-based operations.

Our effective tax rate of 32% for the three months ended March 31, 2013 was increased from our effective tax rate of 19% for the three months ended March 31, 2012. The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S. When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets. Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2013 and December 31, 2012, this component of the deferred tax liability was $22,000 and $39,000, respectively. This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets. This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.   Such assets primarily consist of certain NOL carryforwards and other tax credits. The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The $39,000 of deferred tax liabilities as of March 31, 2013, were comprised of the following:

March 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$3,126
Research & Development Credits	303
AMT/MAT credit	952
Stock Compensation	581
Depreciable assets	154
Accrued liabilities and reserves	16
Total deferred tax assets	5,132

Deferred tax liabilities
Undistributed Foreign Earnings	$(888)
Intangibles	(22)
Total deferred tax liability	(910)

Net deferred tax assets, before valuation allowance	$4,222
Valuation allowance	(4,261)
Net deferred tax liability	$(39)

As of March 31, 2013 and December 31, 2012 we had no liability for unrecognized tax benefits. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 12, 2013, our Board of Directors declared a first quarter cash dividend of $0.08 per share, payable April 12, 2013, to stockholders of record March 22, 2013.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue
License fees and services	$4,507	$3,784
Customer support	2,162	2,124
Total revenue	6,669	5,908

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,971	1,966
Customer support	1,854	1,764
	4,825	3,730
Unallocated Costs
Other operating expenses	2,909	2,983
Depreciation and amortization	135	172
Interest income	(3)	(21)
Interest income, related party	—	(432)
Interest expense	6	—
Foreign currency exchange loss	43	96

Income from operations before income taxes	$1,735	$932

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

	For the Three Months Ended March 31,
	2013			2012
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$913	$484	$1,397	$377	$503	$880
Philippines	1,143	38	1,181	372	—	372
Other	2,451	1,640	4,091	3,035	1,621	4,656
Total revenues	$4,507	$2,162	$6,669	$3,784	$2,124	$5,908

	March 31,	December 31,
	2013	2012
Long-lived assets, net
United States	$41	$47
United Kingdom	15,747	16,842
Other	32	36
	$15,820	$16,925

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2013 or December 31, 2012.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2013 or December 31, 2012.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2013 or December 31, 2012.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2013 or December 31, 2012.

(b)          Litigation

We are involved in various legal matters arising in the normal course of business. Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, and was extended through June 30, 2013 on an as-needed basis. We had no obligations in the consolidated balance sheets as of March 31, 2013 and as of December 31, 2012 related to this agreement. We recorded approximately $18,000 and $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended March 31, 2013 and 2012, respectively.

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

During the three months ended March 31, 2013 and 2012, we recorded interest income of $0 and $0.4 million in our Consolidated Statements of Operations related to the PTGI senior secured notes, respectively. As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 12 — SUBSEQUENT EVENTS

On May 7, 2013, our Board of Directors declared a second quarter cash dividend of $0.08 per share, payable July 12, 2013, to stockholders of record June 10, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA is used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA is used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, IMC supports the activation of M2M devices with intermittent or infrequent usage patterns.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

During the first quarter of 2013 consolidated revenue increased to $6.7 million from $5.9 million for three months ended March 31, 2013 and 2012, respectively.  The increase in revenue is due to higher license and services revenue primarily from DSA and TSA.

Our twelve month backlog decreased to $9.8 million as of March 31, 2013, compared to $12.5 million as of March 31, 2012.

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

For the Three Months Ended March 31,
2013 vs. 2012
Revenue	$(11)
Costs of revenue and operating expenses	(81)
Operating Gain	$70

The net effect of our foreign currency translations for the three months ended March 31, 2013 was a $11,000 decrease in revenue and a $0.1 million decrease in operating expenses versus the three months ended March 31, 2012.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2013	2012
REVENUE
License fees and services	68%	64%
Customer support	32%	36%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	23%	31%
Costs of customer support, excluding depreciation and amortization	5%	6%
Sales and marketing	19%	23%
General and administrative	13%	15%
Product development	11%	12%
Depreciation	1%	1%
Amortization	1%	2%
Total costs of revenue and operating expenses	73%	90%

Income from operations	27%	10%

Other income (expense)
Interest income	0%	0%
Interest income, related party	—	7%
Interest expense	—	—
Foreign currency exchange loss	(1)%	(1)%
Other income (expense), net	(1)%	6%

Income from operations before income taxes	26%	16%
Income tax expense	8%	3%
Net income	18%	13%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services.  Customer support revenue includes annual support, recurring maintenance and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

Revenue for the three months ended March 31, 2013 and 2012 was $6.7 million and $5.9 million, respectively.  Increased revenue in the period is primarily due to increased license and services revenue from our DSA and TSA products.

License Fees and Services

License fees and services revenue increased $0.7 million, or 19%, to $4.5 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012.  The increase in revenue is primarily related to higher revenue from DSA and TSA.

Customer Support

Customer support revenue increased $38,000, or 2%, to $2.2 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012. The increase in customer support revenue is due to higher revenue from DSA partially offset with a decline in TSA customer support revenue.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.8 million and $2.2 million for the three months ended March 31, 2013 and 2012.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.3 million, or 16%, to $1.5 million for the three months ended March 31, 2013 from $1.8 million for the three months ended March 31, 2012. The decrease in costs is primarily the result of decreased third party software and partner commissions for our DSA product offset by increased effort to support higher revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 34% for the three months ended March 31, 2013 from 48% for the three months ended March 31, 2012.  The decrease as a percentage of revenue is primarily due to the aforementioned increased revenue and lower expenses during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, decreased $0.1 million, or 14% to $0.3 million for the three months ended March 31, 2013 from $0.4 million for the three months ended March 31, 2012.  The decrease in costs is primarily the result of decreased hours spent on support projects during the period.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 14% for the three months ended March 31, 2013 from 17% for the three months ended March 31, 2012.  The decrease in costs as a percentage of revenue is due primarily to the aforementioned increase in revenue and lower expenses during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses were $1.3 million for the three months ended March 31, 2013 and 2012.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended March 31, 2013 from 23% for the three months ended March 31, 2012. The decrease in sales and marketing costs as a percentage of revenue is primarily due to the increase in revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses for the three months ended March 31, 2013 and 2012, were $0.9 million, respectively.  As a percentage of revenue, general and administrative expenses decreased to 13% for the three months ended March 31, 2013 from 15% for the three months ended March 31, 2012. The decrease in general and administrative costs as a percentage of revenue is primarily due to increased revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses were $0.7 million for the three months ended March 31, 2013 and 2012, respectively.  As a percentage of revenue, product development expenses decreased to 11% for the three months ended March 31, 2013 from 12% for the three months ended March 31, 2012.  The decrease in product development costs as a percentage of revenue is primarily due to increased revenue during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense decreased $36,000, or 49%, to $37,000 from $0.1 million for the three months ended March 31, 2013 and 2012, respectively. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2013 and 2012, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense remained at $0.1 million for the three months ended March 31, 2013 and 2012, respectively.  As a percentage of total revenue, amortization expense for the three months ended March 31, 2013 and 2012, decreased to 1% from 2%, respectively. The decrease in amortization expense and as a percentage of revenue is due primarily to the increased revenue.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased $0.5 million or 99%, to $3,000 for the three months ended March 31, 2013 from $0.5 million for the three months ended March 31, 2012. The decrease was due primarily to interest income from our long-term investments which were sold in the second quarter of 2012.

Interest Expense

Interest expense includes interest expense from our capital lease obligations.  Interest expense was $6,000 and $0 for the three months ended March 31, 2013 and 2012, respectively. The increase of $6,000 is primarily due to the amortization of debt issuance costs related to our $5.0 million revolving credit facility which was signed on October 22, 2012.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($43,000) and ($0.1) million for the three months ended March 31, 2013 and 2012, respectively.

The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Accumulated other comprehensive loss decreased to $0.1 million as of March 31, 2013 compared to $2.0 million as of March 31, 2012. The decrease is related primarily to weaker subsidiaries’ functional currencies net of unrealized gains from available-for-sale securities in the first quarter 2012.

Income Taxes

We recorded net income tax expense of $0.6 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.  The net expense during the three months ended March 31, 2013 consisted of current income tax expense of $0.5 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and income tax from our U.S. and U.K. based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations. The net expense during the three months ended March 31, 2012 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($30,000). The current tax expense consisted primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The majority of the U.K. income tax expense was related to unrecoverable foreign withholding taxes. The deferred tax benefit primarily related to intangible assets from our U.K.-based operations.

Our effective tax rate of 32% for the three months ended March 31, 2013 was increased from our effective tax rate of 19% for the three months ended March 31, 2012.  This increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of March 31, 2013 and December 31, 2012, this component of the deferred tax liability was $22,000 and $39,000, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability will be recognized as a reduction of deferred income tax expense as the identifiable intangibles are amortized.

As of March 31, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.    Such assets primarily consist of certain NOL carryforwards and other tax credits.  The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  See Note 7 to the financial statements for  a summary of our net deferred tax liability.

FINANCIAL CONDITION

Our working capital position increased $0.4 million to $14.3 million as of March 31, 2013 from $13.9 million as of December 31, 2012.  The majority of the increase in working capital is related to the increase of current assets relating to cash and contracts receivables offset by a reduction of unbilled work-in progress and an increase in current liabilities related to unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2012 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2013, our principal source of liquidity was $11.5 million in cash and cash equivalents and $5.0 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by operating activities for the three months ended March 31, 2013 and 2012 was $2.8 million and $1.5 million, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2013 was primarily due to an increase in net income coupled with a decrease in unbilled work-in-progress, prepaid and other assets, an increase in unearned revenue, partially offset by an increase in contract receivables and reduction of accounts payable and accrued liabilities.

Net cash used in investing activities during each of the three months ended March 31, 2013 and 2012 was $13,000 and $0, respectively.  The decrease in cash provided by investing activities is primarily due to the purchase of $15,000 of property and equipment in the three months ended March 31, 2013.  There were no property and equipment purchases in the three months ended March 31, 2012.

Net cash provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 was $36,000 and ($22.1) million, respectively.  The increase in cash provided by financing activities is primarily due to the special $2.00 per share common stock cash dividends paid in 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2013 of $11.5 million;

•                                                Our working capital balance of $14.3 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.08 per share for the first quarter of 2013 and the possibility of future dividends;

•                                                Our backlog as of March 31, 2013 of approximately $9.8 million, including $5.6 million in license fees and services and $4.2 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of March 31, 2013.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2013 and 2012, the effect of exchange rate changes resulted in a $0.2 million decrease and $0.1 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2013	2012
British pound sterling	0.65749	0.61850
Indian rupee	54.64481	54.97526

	For the Three Months Ended March 31,
Average rates:	2013	2012
British pound sterling	0.64276	0.63664
Indian rupee	54.39724	51.11663

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

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.  We had no pending legal proceedings as of March 31, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 30, 2012, except with respect to the following:

Dividends - Our Board of Directors has declared a cash dividend of $0.08 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements fo Comprehensive income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 7, 2013	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)