Form 10-Q
period 2013-06-30
EVOLVING SYSTEMS INC
filed 2013-08-13
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013 there were 11,439,661 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,372	$8,844
Short-term restricted cash	—	53
Contract receivables, net of allowance for doubtful accounts of $70 at June 30, 2013 and December 31, 2012, respectively	5,601	4,803
Unbilled work-in-progress, net of allowance of $293 and $295 at June 30, 2013 and December 31, 2012, respectively	2,094	4,802
Prepaid and other current assets	1,002	1,133
Total current assets	22,069	19,635
Property and equipment, net	255	211
Amortizable intangible assets, net	—	204
Goodwill	15,538	16,510
Long-term deferred income taxes	—	27
Other long-term assets	2	6
Total assets	$37,864	$36,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$4
Accounts payable and accrued liabilities	2,857	3,833
Income taxes payable	400	308
Dividends payable	913	—
Unearned revenue	3,350	1,596
Total current liabilities	7,524	5,741
Long-term liabilities:
Capital lease obligations, net of current portion	14	16
Deferred income taxes	160	—
Total liabilities	7,698	5,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,618,186 shares issued and 11,439,297 outstanding as of June 30, 2013 and 11,566,109 shares issued and 11,387,220 outstanding as of December 31, 2012	12	11
Additional paid-in capital	92,467	91,957
Treasury stock 178,889 shares as of June 30, 2013 and December 31, 2012, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(4,733)	(3,297)
Accumulated deficit	(56,327)	(56,582)
Total stockholders’ equity	30,166	30,836
Total liabilities and stockholders’ equity	$37,864	$36,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
License fees and services	$3,518	$4,507	$8,025	$8,291
Customer support	2,267	2,147	4,429	4,271
Total revenue	5,785	6,654	12,454	12,562

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,301	1,524	2,837	3,342
Costs of customer support, excluding depreciation and amortization	401	387	709	747
Sales and marketing	1,245	1,223	2,546	2,564
General and administrative	768	994	1,663	1,907
Product development	684	778	1,397	1,507
Depreciation	37	79	74	152
Amortization	97	100	195	199
Total costs of revenue and operating expenses	4,533	5,085	9,421	10,418

Income from operations	1,252	1,569	3,033	2,144

Other income (expense)
Interest income	3	29	6	50
Interest income, related party	—	100	—	532
Interest expense	(5)	—	(11)	(1)
Gain on sale of investments	—	891	—	891
Foreign currency exchange gain (loss)	188	46	145	(50)
Other income (expense), net	186	1,066	140	1,422

Income from operations before income taxes	1,438	2,635	3,173	3,566
Income tax expense	529	504	1,091	678
Net income	$909	$2,131	$2,082	$2,888

Basic income per common share	$0.08	$0.19	$0.18	$0.26

Diluted income per common share	$0.08	$0.19	$0.18	$0.25

Cash dividend declared per common share	$0.08	$1.70	$0.16	$1.75

Weighted average basic shares outstanding	11,423	11,261	11,416	11,213
Weighted average diluted shares outstanding	11,691	11,511	11,691	11,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$909	$2,131	$2,082	$2,888

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(288)	(683)	(1,436)	99
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gain (loss) arising during period	—	(319)	—	453
Other comprehensive income (loss), before tax	(288)	(1,002)	(1,436)	552
Income tax benefit (expense) related to components of other comprehensive income (loss)	—	120	—	(169)
Other comprehensive income (loss), net of tax	(288)	(882)	(1,436)	383

Comprehensive income	$621	$1,249	$646	$3,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	38,330	1	112	—	—	—	113
Common Stock issued pursuant to the Employee Stock Purchase Plan	872	—	4	—	—	—	4
Stock-based compensation expense	—	—	154	—	—	—	154
Excess tax benefits from stock-based compensation	—	—	240	—	—	—	240
Restricted stock issuance, net of cancellations	12,875	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(1,827)	(1,827)
Net income	—	—	—	—	—	2,082	2,082
Foreign currency translation adjustment	—	—	—	—	(1,436)	—	(1,436)
Balance at June 30, 2013	11,439,297	$12	$92,467	$(1,253)	$(4,733)	$(56,327)	$30,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,082	$2,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74	152
Amortization of intangible assets	195	199
Amortization of debt issuance costs	10	—
Stock based compensation	154	139
Accretion of discount on marketable securities	—	(6)
Gain on sale of marketable securities	—	(891)
Unrealized foreign currency transaction (gains) and losses, net	(145)	50
Provision for bad debt	—	187
Provision for deferred income taxes	173	71
Change in operating assets and liabilities:
Contract receivables	(902)	(585)
Unbilled work-in-progress	2,569	(1,711)
Prepaid and other assets	68	466
Accounts payable and accrued liabilities	(729)	(190)
Unearned revenue	1,883	(1,009)
Net cash provided by (used in) operating activities	5,432	(240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(133)	(57)
Proceeds from sale of marketable securities, related party	—	17,831
Restricted cash	53	—
Net cash (used in) provided by investing activities	(80)	17,774

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(2)	(12)
Common stock cash dividends	(913)	(41,997)
Excess tax benefits from stock-based compensation	240	—
Proceeds from the issuance of stock	116	353
Net cash used in financing activities	(559)	(41,656)

Effect of exchange rate changes on cash	(265)	(133)

Net increase (decrease) in cash and cash equivalents	4,528	(24,255)
Cash and cash equivalents at beginning of period	8,844	34,290
Cash and cash equivalents at end of period	$13,372	$10,035

Supplemental disclosure of non-cash financing transactions:
Income taxes paid	$106	$693
Common stock dividend declared	913	19,725
Property and equipment purchased and included in accounts payable	—	5

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

We performed our annual goodwill impairment test as of July 31, 2012 and determined that no impairment of our goodwill had occurred.  As of the date this report was issued, we are in progress of completing our annual goodwill impairment test as of July 31, 2013.

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

Cash, Cash Equivalents and Marketable Securities — All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.  Unrealized gains and losses related to changes in the fair value of securities are recognized in the accumulated other comprehensive income, net of tax in our condensed consolidated balance sheets.  Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.  We review our marketable debt securities to determine if the securities are other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date.

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

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2012	$7,385	$9,125	$16,510
Effects of changes in foreign currency exchange rates (1)	(435)	(537)	(972)
Balance at June 30, 2013	$6,950	$8,588	$15,538

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

We amortized identifiable intangible assets on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2013 and December 31, 2012, identifiable intangibles were as follows (in thousands):

	June 30, 2013			December 31, 2012			Weighted-
	(1)		Net	(1)		Net	Average
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$1,355	$1,355	$—	$1,440	$1,440	$—	4.6 yrs
Trademarks and tradenames	683	683	—	726	674	52	7.0 yrs
Business partnerships	111	111	—	118	118	—	5.0 yrs
Customer relationships	2,000	2,000	—	2,125	1,973	152	5.3 yrs
	$4,149	$4,149	$—	$4,409	$4,205	$204	5.2 yrs

(1)  Changes in intangible gross values as of June 30, 2013 compared to December 31, 2012 are the direct result of the changes in foreign currency exchange rates for the periods then ended.  Adjustments related to foreign currency translation are included in other comprehensive income.

Amortization expense of identifiable intangible assets was $0.1 million for the three months ended and $0.2 million for six months ended June 30, 2013 and 2012.  As Evolving Systems U.K. uses the British Pound Sterling as its functional currency, the amount of future amortization actually recorded will be based upon exchange rates in effect at that time.  Identifiable intangible assets are fully amortized as of June 30, 2013.

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic income per share:
Net income available to common stockholders	$909	$2,131	$2,082	$2,888
Basic weighted average shares outstanding	11,423	11,261	11,416	11,213
Basic income per share:	$0.08	$0.19	$0.18	$0.26

Diluted income per share:
Net income available to common stockholders	$909	$2,131	$2,082	$2,888
Weighted average shares outstanding	11,423	11,261	11,416	11,213
Effect of dilutive securities - options	268	250	275	227
Diluted weighted average shares outstanding	11,691	11,511	11,691	11,440
Diluted income per share:	$0.08	$0.19	$0.18	$0.25

For the three months ended June 30, 2013 and 2012, 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2013 and 2012, 0.1 million and 0.2 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2013 and 2012 and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Cost of license fees and services, excluding depreciation and amortization	$7	$5	$14	$10
Cost of customer support, excluding depreciation and amortization	1	1	2	2
Sales and marketing	6	6	11	12
General and administrative	59	52	116	105
Product development	6	5	11	10
Total share based compensation	$79	$69	$154	$139

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2013 and December 31, 2012, 0.3 and 0.3 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,500,000.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2013, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, as amended.  At June 30, 2013 and December 31, 2012, 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended June 30, 2013 and 2012,  there were no grants of restricted stock to members of our senior management.  During the three months ended June 30, 2013 and 2012, 6,000 and 2,000 shares of restricted stock vested, respectively.

During the six months ended June 30, 2013 and 2012, 13,000 and 9,000 shares of restricted stock vested, respectively.  No shares of restricted stock were forfeited during the three months ended June 30, 2013 and 2012. Approximately 1,250 and 2,000 shares of restricted stock were forfeited during the six months ended June 30, 2013 and 2012, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $40,000 and $9,000 for the three months ended June 30, 2013 and 2012, respectively, and  $0.1 million  and  $18,000 for the six months ended June 30, 2013 and 2012, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	6.3	5.4	6.1	5.7
Risk-free interest rate	1.42%	0.76%	0.96%	0.83%
Expected volatility	59.14%	64.59%	60.78%	65.24%
Expected dividend yield	4.83%	3.65%	3.62%	3.53%

The following is a summary of stock option activity under the plans for the six months ended June 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757
Options granted	47	$6.45
Less options forfeited	(27)	$5.05
Less options exercised	(35)	$3.30
Options outstanding at June 30, 2013	689	$4.55	4.52	$2,035

Options exercisable at June 30, 2013	602	$4.46	3.92	$1,913

There were 14,000 and 16,041 stock options granted during the three months ended June 30, 2013 and 2012. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2013 and 2012 was $2.41 and $2.34.  As of June 30, 2013, there was approximately $0.3 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.  The total fair value of stock options vested during the three months ended June 30, 2013 and 2012 was approximately $39,000 and $0.1 million, respectively.  The total fair value of stock options vested during the six months ended June 30, 2013 and 2012 was approximately $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 and $3,000 for the three months ended June 30, 2013 and 2012.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $8,000 and $7,000 for the six months ended June 30, 2013 and 2012.

Cash received from stock option exercises for the three months ended June 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively.  Cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $0.1 million and $0.4 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2013, there were approximately 71,000 shares available for purchase.  For the three months ended June 30, 2013 and 2012, we recorded compensation expense of $500 and $400, respectively, and $1,000 and $700, for the six months ended June 30, 2013 and 2012, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.06%	0.09%	0.07%	0.08%
Expected volatility	44.00%	42.70%	45.31%	39.00%
Expected dividend yield	4.83%	3.60%	4.16%	3.60%

Cash received from employee stock plan purchases for the three months ended June 30, 2013 and 2012 was $2,000.  Cash received from employee stock plan purchases for the six months ended June 30, 2013 and 2012 was $4,000 and $3,000, respectively.

We issued shares related to the ESPP of approximately 400 and 300 for the three months ended June 30, 2013 and 2012, respectively.  We issued shares related to the ESPP of approximately 800 and 600 for the six months ended June 30, 2013 and 2012, respectively

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2013, one significant customer (defined as contributing at least 10%) accounted for 13% of revenue from operations.  The significant customer for the three months ended June 30, 2013 is a large telecommunications operator in Asia.  For the three months ended June 30, 2012, two significant customers accounted for 34% (18% and 16%), of revenue from operations.  The significant customers for the three months ended June 30, 2012 are large telecommunications operators in Europe and the Commonwealth of Independent States.  For the six months ended June 30, 2013, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in the Philippines.  For the six months ended June 30, 2012, two significant customers accounted for 33% (20% and 13%) of revenue from operations. These customers are large telecommunications operators in the Commonwealth of Independent States and Europe.

As of June 30, 2013, two significant customers accounted for approximately 25% (14% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunication operators in Asia.  At December 31, 2012, three significant customers accounted for approximately 46% (21%, 14% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in the Commonwealth of Independent States, Asia and Mexico.

NOTE 6 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of December 31, 2012.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of June 30, 2013, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.5 million for the three months ended June 30, 2013 and 2012.  The net expense during the three months ended June 30, 2013 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and U.K. and income tax from our U.S.,  U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations. The net expense during the three months ended June 30, 2012 consisted of current income tax expense of $0.4 million and a deferred tax expense of $.1 million. The current tax expense consisted primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations.

We recorded net income tax expense of $1.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.  The net expense during the six months ended June 30, 2013 consisted of current income tax expense of $0.9 and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S.,  U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations.  The net expense during the six months ended June 30, 2012 consisted of current income tax expense of $0.6 and a deferred tax expense of $43,000.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities in the period and a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 37% for the three months ended June 30, 2013 was increased from our effective tax rate of 19% for the three months ended June 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

Our effective tax rate of 34% for the six months ended June 30, 2013 was increased from our effective tax rate of 19% for the six months ended June 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2013 and December 31, 2012, this component of the deferred tax liability was $0 and $39,000, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability was recognized as a reduction of deferred income tax expense as the identifiable intangibles were amortized.

As of June 30, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.    Such assets primarily consist of certain NOL carryforwards and other tax credits.  The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The $0.2 million of net deferred tax liabilities as of June 30, 2013, were comprised of the following:

June 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$3,132
Research & Development Credits	303
AMT/MAT credit	982
Stock Compensation	569
Depreciable assets	150
Total deferred tax assets	5,136

Deferred tax liabilities
Undistributed Foreign Earnings	$(908)
Total deferred tax liability	(908)

Net deferred tax assets, before valuation allowance	$4,228
Valuation allowance	(4,388)
Net deferred tax liability	$(160)

As of June 30, 2013 and December 31, 2012 we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On May 7, 2013, our Board of Directors declared a second quarter cash dividend of $0.08 per share, payable July 12, 2013, to stockholders of record June 10, 2013.  Previously, our Board of Directors declared a first quarter cash dividend of $.08 per share, payable April 12, 2013, to stockholders of record March 22, 2013.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
License fees and services	$3,518	$4,507	$8,025	$8,291
Customer support	2,267	2,147	4,429	4,271
Total revenue	5,785	6,654	12,454	12,562

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,217	2,983	5,188	4,949
Customer support	1,866	1,760	3,720	3,524
	4,083	4,743	8,908	8,473
Unallocated Costs
Other operating expenses	2,697	2,995	5,606	5,978
Depreciation and amortization	134	179	269	351
Interest income	(3)	(29)	(6)	(50)
Interest income, related party	—	(100)	—	(532)
Interest expense	5	—	11	1
Gain on sale of investments	—	(891)	—	(891)
Foreign currency exchange (gain) loss	(188)	(46)	(145)	50

Income from operations before income taxes	$1,438	$2,635	$3,173	$3,566

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

	For the Three Months Ended June 30,
	2013			2012
Revenue	L&S	CS	Total	L&S	CS	Total
United Kingdom	$543	$454	$997	$1,140	$492	$1,632
Saudi Arabia	725	19	744	168	—	168
Other	2,250	1,794	4,044	3,199	1,655	4,854
Total revenues	$3,518	$2,267	$5,785	$4,507	$2,147	$6,654

	For the Six Months Ended June 30,
	2013			2012
Revenue	L&S	CS	Total	L&S	CS	Total
United Kingdom	$1,455	$939	$2,394	$1,517	$996	$2,513
Philippines	1,245	115	1,360	681	—	681
Other	5,325	3,375	8,700	6,093	3,275	9,368
Total revenues	$8,025	$4,429	$12,454	$8,291	$4,271	$12,562

	June 30,	December 31,
	2013	2012
Long-lived assets, net
United States	$36	$47
United Kingdom	15,662	16,842
Other	95	36
	$15,793	$16,925

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2013 or December 31, 2012.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2013 or December 31, 2012.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2013 or December 31, 2012.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2013 or December 31, 2012.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, and was extended through December 31, 2013 on an as-needed basis.  We had obligations of $8,000 and $0 in the consolidated balance sheets  as of June 30, 2013 and  as of December 31, 2012, respectively, related to this agreement.  We recorded approximately $19,000 and $5,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended June 30, 2013 and 2012, respectively and $37,000 and $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the six months ended June 30, 2013 and 2012, respectively.

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

During the three months and six months ended June 30, 2012, we recorded interest income of $0.1 and $0.5 million in our Consolidated Statements of Operations related to the PTGI senior secured notes, respectively.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 12 — SUBSEQUENT EVENTS

On August 13, 2013, our Board of Directors declared a third quarter cash dividend of $0.10 per share, payable September 13, 2013, to stockholders of record August 30, 2013.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $5.8 million and $12.5 million from $6.7 million and $12.6 million for three and six months ended June 30, 2013 and 2012, respectively.  The decrease in revenue is due to lower license and services revenue primarily from DSA and TSA.

Our twelve month backlog decreased to $10.3 million as of June 30, 2013, compared to $11.4 million as of June 30, 2012.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
Revenue	$(7)	$(18)
Costs of revenue and operating expenses	(247)	(328)
Operating Gain	$240	$310

The net effect of our foreign currency translations for the three months ended June 30, 2013 was a $7,000 decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended June 30, 2012.  The net effect of our foreign currency translations for the six months ended June 30, 2013 was a $18,000 decrease in revenue and a $0.3 million decrease in operating expenses versus the six months ended June 30, 2012.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
License fees and services	61%	68%	64%	66%
Customer support	39%	32%	36%	34%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	22%	23%	23%	27%
Costs of customer support, excluding depreciation and amortization	7%	6%	6%	6%
Sales and marketing	21%	18%	20%	20%
General and administrative	13%	15%	13%	15%
Product development	12%	12%	11%	12%
Depreciation	1%	1%	1%	1%
Amortization	2%	1%	2%	2%
Total costs of revenue and operating expenses	78%	76%	76%	83%

Income from operations	22%	24%	24%	17%

Other income (expense)
Interest income	0%	0%	0%	(0)%
Interest income, related party	—	2%	—	4%
Interest expense	(0)%	—	(0)%	(0)%
Gain on sale of investments	—	13%	—	7%
Foreign currency exchange gain (loss)	3%	1%	1%	(0)%
Other income (expense), net	3%	16%	1%	11%

Income from operations before income taxes	25%	40%	25%	28%
Income tax expense	9%	7%	8%	5%
Net income	16%	33%	17%	23%

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

Revenue for the three months ended June 30, 2013 and 2012 was $5.8 million and $6.7 million, respectively.  Revenue for the six months ended June 30, 2013 and 2012 was $12.5 million and $12.6 million, respectively.  Decreased revenue in the period is primarily due to decreased license and services revenue from our DSA and TSA products offset by an increase in customer support revenue from our DSA product.

License Fees and Services

License fees and services revenue decreased $1.0 million, or 22%, to $3.5 million for the three months ended June 30, 2013 from $4.5 million for the three months ended June 30, 2012.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

License fees and services revenue decreased $0.3 million, or 3%, to $8.0 million for the six months ended June 30, 2013 from $8.3 million for the six months ended June 30, 2012.  The decrease in revenue is primarily related to slightly lower revenue from DSA.

Customer Support

Customer support revenue increased $0.1 million, or 6%, to $2.2 million for the three months ended June 30, 2013 from $2.1 million for the three months ended June 30, 2012. The increase in customer support revenue is due to higher revenue from DSA partially offset by lower TSA customer support revenue.

Customer support revenue increased $0.2 million, or 4%, to $4.4 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2012.  The increase in customer support revenue is due to increased revenue from DSA partially offset by lower TSA customer support revenue.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.7 million and $1.9 million for the three months ended June 30, 2013 and 2012.  Costs of revenue, excluding depreciation and amortization, were $3.5 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.2 million, or 15%, to $1.3 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012. The decrease in costs is primarily the result of decreased third party software and partner commissions for our DSA product. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 37% for the three months ended June 30, 2013 from 34% for the three months ended June 30, 2012.  The increase as a percentage of revenue is primarily due to the decreased revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.5 million, or 15%, to $2.8 million for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012.  The decrease in costs is primarily the result of third party software and partner commissions for our DSA product due to lower DSA revenue during the period. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the six months ended June 30, 2012 from 40% for the six months ended June 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned decrease in expenses during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, was $0.4 million for the three months ended June 30, 2013 and June 30, 2012.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, was 18% for the three months ended June 30, 2013 and June 30, 2012.

Costs of customer support, excluding depreciation and amortization, was $0.7 million for the six months ended June 30, 2013 and June 30, 2012.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 16% for the six months ended June 30, 2013 from 17% for the six months ended June 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the increased customer support revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses were $1.2 million for the three months ended June 30, 2013 and 2012.  As a percentage of total revenue, sales and marketing expenses increased to 22% for the three months ended June 30, 2013 from 18% for the three months ended June 30, 2012. The increase in sales and marketing costs as a percentage of revenue is primarily due to the decrease in revenue during the period.

Sales and marketing expenses decreased $0.1 million, or 1%, to $2.5 million for the six months ended June 30, 2013 from $2.6 million for the six months ended June 30, 2012.  The decrease in costs is related primarily to lower employee, travel and marketing expense.  As a percentage of total revenue, sales and marketing expenses was 20% for the six months ended June 30, 2013 and June 30, 2012.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.2 million, or 23%, to $0.8 million for the three months ended June 30, 2013 from $1.0 million for the three months ended June 30, 2012.  The decrease in costs is primarily related to a bad debt reserve made during the three months ended June 30, 2012 but no reserve during the current period.  As a percentage of revenue, general and administrative expenses decreased to 13% for the three months ended June 30, 2013 from 15% for the three months ended June 30, 2012. The decrease in general and administrative costs as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

General and administrative expenses decreased $0.2 million, or 13%, to $1.7 million from $1.9 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in costs is primarily related to a bad debt reserve made during the six months ended June 30, 2012 but no reserve during the current period.  As a percentage of total revenue, general and administrative expenses decreased to 13% for the six months ended June 30, 2013 from 15% for the six months ended June 30, 2012.  The decrease in general and administrative costs as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.1 million, or 12% to $0.7 million from $0.8 million for the three months ended June 30, 2013 and 2012, respectively.  The decrease in costs is primarily due to decreased hours spent on research and development projects and lower employee costs.  As a percentage of revenue, product development expenses were 12% for the three months ended June 30, 2013 and June 30, 2012.

Product development expenses decreased $0.1 million, or 7% to $1.4 million from $1.5 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in costs is primarily due to decreased hours spent on research and development projects, lower employee costs offset by higher travel expense.  As a percentage of revenue, product development expenses for the six months ended June 30, 2013 and 2012, decreased to 11% from 12%, respectively.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense decreased $42,000, or 53%, to $37,000 from $0.1 million for the three months ended June 30, 2013 and 2012, respectively. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2013 and 2012, remained at 1%.

Depreciation expense decreased $0.1 million, or 51%, to $0.1 million from $0.2 million for the six months ended June 30, 2013 and 2012, respectively.  As a percentage of total revenue, depreciation expense for the six months ended June 30, 2013 and 2012, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense remained at $0.1 million for the three months ended June 30, 2013 and 2012, respectively.  As a percentage of total revenue, amortization expense for the three months ended June 30, 2013 and 2012, remained at 2%.

Amortization expense remained at $0.2 million for the six months ended June 30, 2013 and 2012. As a percentage of total revenue, amortization expense for the six months ended June 30, 2013 and 2012, remained at 2%.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased $0.1 million or 98%, to $3,000 for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012. The decrease was due primarily to interest income from our long-term investments which were sold in the second quarter of 2012.

Interest income decreased $0.6 million or 99%, to $6,000 million for the six months ended June 30, 2013 from $0.6 million for the six months ended June 30, 2012. The decrease was due primarily to interest from long-term investments which were sold in the second quarter of 2012.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs from our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $5,000 and $0 for the three months ended June 30, 2013 and 2012, respectively. The increase of $5,000 is primarily due to the amortization of debt issuance costs related to our $5.0 million revolving credit facility which was signed on October 22, 2012.

Interest expense was $11,000 and $1,000 for the six months ended June 30, 2013 and 2012, respectively. The increase of $10,000 is primarily due to the amortization of debt issuance costs related to our $5.0 million revolving credit facility which was signed on October 22, 2012.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $0.2 million and $46,000 for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and ($0.1) million for the six months ended June 30, 2013 and 2012, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Other comprehensive loss decreased to ($0.3) million during the three months ended June 30, 2013 compared to ($0.9) million during the three months ended June 30, 2012. The decrease is related primarily to stronger subsidiaries’ functional currencies net of unrealized gains on available-for-sale securities in the first quarter 2012.  For the six months ended June 30, 2013, other comprehensive loss increased to ($1.4) million from $0.4 million income for the six months ended June 30, 2012.  The decrease is related primarily to weaker subsidiaries’ functional currencies partially offset by the net unrealized gains related to long-term corporate debt securities in 2012.

Income Taxes

We recorded net income tax expense of $0.5 million for the three months ended June 30, 2013 and 2012.  The net expense during the three months ended June 30, 2013 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and U.K. and income tax from our U.S.,  U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations. The net expense during the three months ended June 30, 2012 consisted of current income tax expense of $0.4 million and a deferred tax expense of $.1 million. The current tax expense consisted primarily of Alternative Minimum Tax (“AMT”), state tax and unrecoverable foreign withholding tax in the U.S., income tax from our U.K.-based operations and income taxes related to our operations in India. The deferred tax expense was net of a tax benefit primarily related to intangible assets from our U.K.-based operations.

We recorded net income tax expense of $1.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.  The net expense during the six months ended June 30, 2013 consisted of current income tax expense of $0.9 and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S.,  U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations.  The net expense during the six months ended June 30, 2012 consisted of current income tax expense of $0.6 and a deferred tax expense of $43,000.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and AMT, unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities in the period and a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 37% for the three months ended June 30, 2013 was increased from our effective tax rate of 19% for the three months ended June 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of June 30, 2013 and December 31, 2012, this component of the deferred tax liability was $0 and $39,000, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability was recognized as a reduction of deferred income tax expense as the identifiable intangibles were amortized.

As of June 30, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.    Such assets primarily consist of certain NOL carryforwards and other tax credits.  The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  See Note 7 to the financial statements for  a summary of our net deferred tax liability.

FINANCIAL CONDITION

Our working capital position increased $0.7 million to $14.6 million as of June 30, 2013 from $13.9 million as of December 31, 2012.  The majority of the increase in working capital is related to the increase of current assets of cash and contracts receivables offset by a reduction of unbilled work-in progress and an increase in current liabilities related to unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2012 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2013, our principal source of liquidity was $13.4 million in cash and cash equivalents and $5.6 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by (used in) operating activities for the six months ended June 30, 2013 and 2012 was $5.4 million and ($0.2) million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2013 was primarily due to a decrease in unbilled work-in-progress, an increase in unearned revenue, partially offset by an increase in contract receivables and reduction of accounts payable and accrued liabilities.

Net cash (used in) provided by investing activities during each of the six months ended June 30, 2013 and 2012 was ($0.1) million and $17.8 million, respectively.  The decrease in cash provided by investing activities is primarily due to the sale of marketable securities in the six months ended June 30, 2012 partially offset by the purchase of property and equipment of $0.1 million during the six month ended June 30, 2013 and 2012.

Net cash used in financing activities for the six months ended June 30, 2013 and 2012 was $0.6 million and $41.7 million, respectively.  The decrease in cash used in financing activities is primarily due to the special $2.00 per share common stock cash dividend paid on January 3, 2012 and the special $1.70 per share common stock cash dividend paid on May 29, 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at June 30, 2013 of $13.4 million;

•                                          Our working capital balance of $14.6 million;

•                                          Our demonstrated ability to generate positive cash flows from operations;

•                                          The declaration of our quarterly cash dividends of $0.08 per share for the first and second quarters of 2013 and the possibility of future dividends;

•                                          Our backlog as of June 30, 2013 of approximately $10.3 million, including $5.1 million in license fees and services and $5.2 million in customer support;

•                                          The availability under our revolving credit facility of $5.0 million as of June 30, 2013.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2013 and 2012, the effect of exchange rate changes resulted in a $0.3 million decrease and $0.1 million decrease to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2013	2012
British pound sterling	0.65720	0.61850
Indian rupee	59.66587	54.97526

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2013	2012	2013	2012
British pound sterling	0.65105	0.63166	0.64693	0.63415
Indian rupee	55.79831	54.57977	55.10165	52.84820

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

During the three and six months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.  We had no pending legal proceedings as of June 30, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013, except with respect to the following:

Dividends - Our Board of Directors has declared a first and second quarter cash dividend of $0.08 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 13, 2013	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)