Form 10-K/A
period 2012-12-31
EVOLVING SYSTEMS INC
filed 2013-08-30
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Evolving Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on March 12, 2013 (the “Original Filing Date”), in order to correct the dates on the following Exhibits:

(1) Consent of Independent Registered Public Accounting Firm, Exhibit 23.2,

(2) Certification of Chief Executive Officer, Exhibit 32.1 and

(3) Certification of Chief Financial officer, Exhibit 32.2.

No other changes have been made to the Form 10-K.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have been subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-K.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Amendment No. 1 to Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description of Document
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-8 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	August 30, 2013
Thaddeus Dupper