Form 10-Q
period 2013-09-30
EVOLVING SYSTEMS INC
filed 2013-11-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013 there were 11,492,920 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,719	$8,844
Short-term restricted cash	—	53
Contract receivables, net of allowance for doubtful accounts of $70 at September 30, 2013 and December 31, 2012, respectively	5,490	4,803
Unbilled work-in-progress, net of allowance of $311 and $295 at September 30, 2013 and December 31, 2012, respectively	2,190	4,802
Prepaid and other current assets	903	1,133
Total current assets	22,302	19,635
Property and equipment, net	285	211
Amortizable intangible assets, net	—	204
Goodwill	16,484	16,510
Long-term deferred income taxes	—	27
Other long-term assets	1	6
Total assets	$39,072	$36,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$4
Accounts payable and accrued liabilities	3,588	3,833
Income taxes payable	475	308
Unearned revenue	3,236	1,596
Total current liabilities	7,303	5,741
Long-term liabilities:
Capital lease obligations, net of current portion	12	16
Deferred income taxes	224	—
Total liabilities	7,539	5,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,655,644 shares issued and 11,476,755 outstanding as of September 30, 2013 and 11,566,109 shares issued and 11,387,220 outstanding as of December 31, 2012	12	11
Additional paid-in capital	92,893	91,957
Treasury stock 178,889 shares as of September 30, 2013 and December 31, 2012, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(3,566)	(3,297)
Accumulated deficit	(56,553)	(56,582)
Total stockholders’ equity	31,533	30,836
Total liabilities and stockholders’ equity	$39,072	$36,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
License fees and services	$3,828	$4,741	$11,853	$13,032
Customer support	2,241	2,093	6,670	6,364
Total revenue	6,069	6,834	18,523	19,396

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,217	1,707	4,054	5,049
Costs of customer support, excluding depreciation and amortization	378	391	1,087	1,138
Sales and marketing	1,230	1,270	3,776	3,834
General and administrative	1,017	937	2,680	2,844
Product development	719	675	2,116	2,182
Depreciation	43	72	117	224
Amortization	—	100	195	299
Total costs of revenue and operating expenses	4,604	5,152	14,025	15,570

Income from operations	1,465	1,682	4,498	3,826

Other income (expense)
Interest income	2	6	8	56
Interest income, related party	—	—	—	532
Interest expense	(4)	—	(15)	(1)
Gain on sale of investments	—	—	—	891
Foreign currency exchange gain (loss)	(107)	(116)	38	(166)
Other income (expense), net	(109)	(110)	31	1,312

Income from operations before income taxes	1,356	1,572	4,529	5,138
Income tax expense	436	334	1,527	1,012
Net income	$920	$1,238	$3,002	$4,126

Basic income per common share	$0.08	$0.11	$0.26	$0.37

Diluted income per common share	$0.08	$0.11	$0.26	$0.36

Cash dividend declared per common share	$0.10	$0.05	$0.26	$1.80

Weighted average basic shares outstanding	11,461	11,318	11,431	11,248
Weighted average diluted shares outstanding	11,770	11,590	11,717	11,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$920	$1,238	$3,002	$4,126

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,167	1,314	(269)	1,413
Unrealized gains on available-for-sale securities Unrealized holding gain arising during period	—	—	—	453
Other comprehensive income (loss), before tax	1,167	1,314	(269)	1,866
Income tax expense related to components of other comprehensive income (loss)	—	—	—	(169)
Other comprehensive income (loss), net of tax	1,167	1,314	(269)	1,697

Comprehensive income	$2,087	$2,552	$2,733	$5,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	75,424	1	299	—	—	—	300
Common Stock issued pursuant to to the Employee Stock
Purchase Plan	1,236	—	6	—	—	—	6
Stock-based compensation expense	—	—	228	—	—	—	228
Excess tax benefits from stock-based compensation	—	—	403	—	—	—	403
Restricted stock issuance, net of cancellations	12,875	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(2,973)	(2,973)
Net income	—	—	—	—	—	3,002	3,002
Foreign currency translation adjustment	—	—	—	—	(269)	—	(269)
Balance at September 30, 2013	11,476,755	$12	$92,893	$(1,253)	$(3,566)	$(56,553)	$31,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,002	$4,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	224
Amortization of intangible assets	195	299
Amortization of debt issuance costs	14	—
Stock based compensation	228	205
Accretion of discount on marketable securities	—	(6)
Gain on sale of marketable securities	—	(891)
Unrealized foreign currency transaction (gains) and losses, net	(38)	166
Provision for bad debt	—	314
Provision for deferred income taxes	234	364
Change in operating assets and liabilities:
Contract receivables	(799)	(420)
Unbilled work-in-progress	2,578	(2,545)
Prepaid and other assets	180	577
Accounts payable and accrued liabilities	(40)	(19)
Unearned revenue	1,586	(753)
Net cash provided by operating activities	7,257	1,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(207)	(64)
Proceeds from sale of marketable securities, related party	—	17,831
Restricted cash	53	—
Net cash (used in) provided by investing activities	(154)	17,767

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(3)	(12)
Common stock cash dividends	(2,973)	(41,999)
Excess tax benefits from stock-based compensation	403	—
Proceeds from the issuance of stock	305	439
Net cash used in financing activities	(2,268)	(41,572)

Effect of exchange rate changes on cash	40	265

Net increase (decrease) in cash and cash equivalents	4,875	(21,899)
Cash and cash equivalents at beginning of period	8,844	34,290
Cash and cash equivalents at end of period	$13,719	$12,391

Supplemental disclosure of cash and non-cash financing transactions:
Interest paid	$—	$1
Income taxes paid	129	695
Common stock dividend declared	—	566

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, Tertio® (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, Intelligent M2M Controller TM (“IMC”) which supports the activation of M2M devices with intermittent or infrequent usage patterns.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

In July 2013, the FASB issued ASU 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for our fiscal year beginning January 1, 2014. Early adoption is permitted.  We do not expect the adoption of this standard to affect our financial position or results of operations.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services	Customer Support	Total
	UK	UK	Goodwill
Balance as of December 31, 2012	$7,385	$9,125	$16,510
Effects of changes in foreign currency exchange rates (1)	(12)	(14)	(26)
Balance at September 30, 2013	$7,373	$9,111	$16,484

(1)         Represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We conducted our annual goodwill impairment test as of July 31, 2013, and we determined that goodwill was not impaired as of the test date. From July 31, 2013 through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets on a straight-line basis over their estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of September 30, 2013 and December 31, 2012, identifiable intangibles were as follows (in thousands):

	September 30, 2013			December 31, 2012			Weighted-
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$1,437	$1,437	$—	$1,440	$1,440	$—	4.6 yrs
Trademarks and tradenames	724	724	—	726	674	52	7.0 yrs
Business partnerships	118	118	—	118	118	—	5.0 yrs
Customer relationships	2,122	2,122	—	2,125	1,973	152	5.3 yrs
	$4,401	$4,401	$—	$4,409	$4,205	$204	5.2 yrs

(1)  Changes in intangible gross values as of September 30, 2013 compared to December 31, 2012 are the direct result of the changes in foreign currency exchange rates for the periods then ended.  Adjustments related to foreign currency translation are included in other comprehensive income.

Amortization expense of identifiable intangible assets was $0 and $0.1 million for the three months ended September 30, 2013 and 2012 and $0.2 million and $0.3 million for nine months ended September 30, 2013 and 2012.  Identifiable intangible assets are fully amortized as of June 30, 2013.

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic income per share:
Net income available to common stockholders	$920	$1,238	$3,002	$4,126
Basic weighted average shares outstanding	11,461	11,318	11,431	11,248
Basic income per share:	$0.08	$0.11	$0.26	$0.37

Diluted income per share:
Net income available to common stockholders	$920	$1,238	$3,002	$4,126
Weighted average shares outstanding	11,461	11,318	11,431	11,248
Effect of dilutive securities - options	309	272	286	242
Diluted weighted average shares outstanding	11,770	11,590	11,717	11,490
Diluted income per share:	$0.08	$0.11	$0.26	$0.36

For the three months ended September 30, 2013 and 2012, 0.1 million and 0.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2013 and 2012, 0.1 million and 0.2 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2013 and 2012 and $0.2 million for the nine months ended September 30, 2013 and 2012.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of license fees and services, excluding depreciation and amortization	$7	$5	$21	$14
Cost of customer support, excluding depreciation and amortization	2	1	4	3
Sales and marketing	6	6	17	18
General and administrative	53	50	169	155
Product development	6	4	17	15
Total share based compensation	$74	$66	$228	$205

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2013 and December 31, 2012, 0.2 and 0.3 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,500,000.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At September 30, 2013, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, as amended.  At September 30, 2013 and December 31, 2012, 0.4 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended September 30, 2013 and 2012,  there were no grants of restricted stock to members of our Board of Directors or senior management.  During the three months ended September 30, 2013 and 2012, 6,000 and 2,000 shares of restricted stock vested, respectively.  During the nine months ended September 30, 2013 and 2012, 19,000 and 7,000 shares of restricted stock vested, respectively.  No shares of restricted stock were forfeited during the three months ended September 30, 2013 and 2012. Approximately 1,250 and 2,000 shares of restricted stock were forfeited during the nine months ended September 30, 2013 and 2012, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $46,000 and $8,000 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $46,000 for the nine months ended September 30, 2013 and 2012, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over four years for senior management and over one year for board members.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	9.1	*	6.4	5.7
Risk-free interest rate	1.38%	*	1.00%	0.83%
Expected volatility	58.63%	*	60.58%	65.24%
Expected dividend yield	5.19%	*	3.77%	3.53%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757
Options granted	52	$6.62
Less options forfeited	(27)	$17.59
Less options exercised	(73)	$4.13
Options outstanding at September 30, 2013	656	$4.55	4.38	$3,691

Options exercisable at September 30, 2013	579	$4.43	3.81	$3,371

There were 5,000 and 0 stock options granted during the three months ended September 30, 2013 and 2012. The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2013 was $2.68.  As of September 30, 2013, there was approximately $0.2 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.0 years.  The total fair value of stock options vested during the three months ended September 30, 2013 and 2012 was approximately $30,000 and $0.1 million, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2013 and 2012 was approximately $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 and $3,000 for the three months ended September 30, 2013 and 2012.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $12,000 and $11,000 for the nine months ended September 30, 2013 and 2012.

Cash received from stock option exercises for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.1 million, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2013, there were approximately 70,000 shares available for purchase.  For the three months ended September 30, 2013 and 2012, we recorded compensation expense of $700 and $600, respectively, and $2,000 and $1,000, for the nine months ended September 30, 2013 and 2012, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.02%	0.10%	0.05%	0.09%
Expected volatility	42.99%	45.30%	44.62%	41.40%
Expected dividend yield	3.75%	3.30%	4.04%	3.50%

Cash received from employee stock plan purchases for the three months ended September 30, 2013 and 2012 was $2,000.  Cash received from employee stock plan purchases for the nine months ended September 30, 2013 and 2012 was $6,000 and $5,000, respectively.

We issued shares related to the ESPP of approximately 300 and 400 for the three months ended September 30, 2013 and 2012, respectively.  We issued shares related to the ESPP of approximately 1,200 and 1,000 for the nine months ended September 30, 2013 and 2012, respectively

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2013, one significant customer (defined as contributing at least 10%) accounted for 15% of revenue from operations.  The significant customer for the three months ended September 30, 2013 is a large telecommunications operator in Europe.  For the three months ended September 30, 2012, two significant customers accounted for 33% (19% and 14%), of revenue from operations.  The significant customers for the three months ended September 30, 2012 are large telecommunications operators in Europe and Mexico.  For the nine months ended September 30, 2013, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in the Europe.  For the nine months ended September 30, 2012, three significant customers accounted for 40% (15%, 15% and 10%) of revenue from operations. These customers are large telecommunications operators in the Commonwealth of Independent States, Europe and Mexico.

As of September 30, 2013, four significant customers accounted for approximately 49% (16%, 12%, 11% and 10%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunication operators in Europe, South America, Asia and Africa.  At December 31, 2012, three significant customers accounted for approximately 46% (21%, 14% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in the Commonwealth of Independent States, Asia and Mexico.

NOTE 6 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of September 30, 2013.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of September 30, 2013, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.4 and $0.3 million for the three months ended September 30, 2013 and 2012, respectively.  The net expense during the three months ended September 30, 2013 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of income tax from our U.S.,  U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended September 30, 2012 consisted deferred tax expense of $0.3 million. The deferred tax expense was primarily related to the utilization of Net Operating Loss (“NOL”) assets net of a tax benefit due to intangible assets from our U.K.-based operations and utilization of Minimum Alternative Tax (“MAT”) from our operations in India.

We recorded net income tax expense of $1.5 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The net expense during the nine months ended September 30, 2013 consisted of current income tax expense of $1.3 million and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S.,  U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the nine months ended September 30, 2012 consisted of current income tax expense of $0.6 million and a deferred tax expense of $0.4 million.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and Alternative Minimum Tax (“AMT”), unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities, the utilization of NOL assets in the period and a tax benefit related to intangible assets from our U.K.-based operations and utilization of MAT assets from operations in India.

Our effective tax rate of 32% for the three months ended September 30, 2013 was increased from our effective tax rate of 21% for the three months ended September 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

Our effective tax rate of 34% for the nine months ended September 30, 2013 was increased from our effective tax rate of 20% for the nine months ended September 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2013 and December 31, 2012, this component of the deferred tax liability was $0 and $39,000, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability was recognized as a reduction of deferred income tax expense as the identifiable intangibles were amortized.

As of September 30, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain NOL carryforwards and other tax credits.  The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The $0.2 million of net deferred tax liabilities as of September 30, 2013, were comprised of the following:

September 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$2,322
Research & Development Credits	303
AMT/MAT credit	1,032
Stock Compensation	574
Depreciable assets	149
Accrued liabilities and reserves	78
Section 956 Inclusion
Total deferred tax assets	4,458

Deferred tax liabilities
Undistributed Foreign Earnings	$(1,051)
Total deferred tax liability	(1,051)

Net deferred tax assets, before valuation allowance	$3,407
Valuation allowance	(3,631)
Net deferred tax liability	$(224)

As of September 30, 2013 and December 31, 2012 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On August 13, 2013, our Board of Directors declared a third quarter cash dividend of $0.10 per share, payable September 13, 2013, to stockholders of record on August 30, 2013.  Previously, our Board of Directors declared a first quarter cash dividend of $.08 per share, payable April 12, 2013, to stockholders of record March 22, 2013 and a second quarter cash dividend of $0.08 per share, payable July 12, 2013, to stockholders of record June 10, 2013.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
License fees and services	$3,828	$4,741	$11,853	$13,032
Customer support	2,241	2,093	6,670	6,364
Total revenue	6,069	6,834	18,523	19,396

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,611	3,034	7,799	7,983
Customer support	1,863	1,702	5,583	5,226
	4,474	4,736	13,382	13,209
Unallocated Costs
Other operating expenses	2,966	2,882	8,572	8,860
Depreciation and amortization	43	172	312	523
Interest income	(2)	(6)	(8)	(56)
Interest income, related party	—	—	—	(532)
Interest expense	4	—	15	1
Gain on sale of investments	—	—	—	(891)
Foreign currency exchange (gain) loss	107	116	(38)	166

Income from operations before income taxes	$1,356	$1,572	$4,529	$5,138

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

	For the Three Months Ended September 30,
	2013			2012
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$868	$479	$1,347	$1,245	$479	$1,724
Other	2,960	1,762	4,722	3,496	1,614	5,110
Total revenues	$3,828	$2,241	$6,069	$4,741	$2,093	$6,834

	For the Nine Months Ended September 30,
	2013			2012
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$2,323	$1,418	$3,741	$2,763	$1,475	$4,238
Other	9,530	5,252	14,782	10,269	4,889	15,158
Total revenues	$11,853	$6,670	$18,523	$13,032	$6,364	$19,396

	September 30,	December 31,
	2013	2012
Long-lived assets, net
United States	$32	$47
United Kingdom	16,607	16,842
Other	130	36
	$16,769	$16,925

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2013 or December 31, 2012.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2013 or December 31, 2012.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2013 or December 31, 2012.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2013 or December 31, 2012.

(b)         Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.

NOTE 11 — RELATED PARTY TRANSACTIONS

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company, on an as needed basis, through December 31, 2011, which was subsequently extended through December 31, 2013.  We had obligations of $11,000 and $0 in the consolidated balance sheets as of September 30, 2013 and as of December 31, 2012, respectively, related to this agreement.  We recorded approximately $26,000 and $12,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the three months ended September 30, 2013 and 2012, respectively and $62,000 and $22,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the nine months ended September 30, 2013 and 2012, respectively.

During the year ended December 31, 2011, we purchased $16.9 million of Primus Telecommunications Group, Inc. (“PTGI”) senior secured notes, net of purchase discounts, on the open market through a registered broker dealer. The Singer Family Trust, our largest shareholder, owns approximately 22% of our outstanding common shares and approximately 14% of the outstanding shares of PTGI as of December 31, 2012.  Richard Ramlall, Senior Vice President of Corporate Development and Chief Communications Officer of PTGI, serves on our board of directors but is not on our Investment Committee of the Board and as such is not involved in any of our investment decisions, nor is Mr. Ramlall involved with any oversight of the financial operations of PTGI.

During the nine months ended September 30, 2012, we recorded interest income of $0.5 million in our Consolidated Statements of Operations related to the PTGI senior secured notes, respectively.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 12 — SUBSEQUENT EVENTS

On November 12, 2013, our Board of Directors declared a fourth quarter cash dividend of $0.10 per share, payable December 13, 2013, to stockholders of record November 29, 2013.

On October 24, 2013, Evolving Systems, Inc., Topaz Merger Sub, Inc., a wholly owned subsidiary of Evolving Systems (“Merger Sub”), Telespree Communications (“Telespree”) and Gill Cogan, as representative of the shareholders and change in control payment recipients of Telespree entered into an Agreement and Plan of Merger (“Merger Agreement”).  Pursuant to the terms of the Merger Agreement:  (a) Merger Sub was merged with and into Telespree (the “Merger”), with Telespree continuing as the surviving corporation and as a wholly owned subsidiary of Evolving Systems; and (b) Evolving Systems:  (i) acquired all of the outstanding securities of Telespree; (ii) made an initial payment totaling approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in common stock (73,280 shares); (iii) agreed to make a payment on the 1 year anniversary of the Merger of $0.5 million, with such payment being available to secure Telespree’s representations and warranties under the Merger Agreement; and (iv) will potentially make payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.

The number of shares of common stock issued in connection with the Merger was calculated based on a 15-day volume-weighted average price of Evolving Systems’ common stock on the Nasdaq Capital Market. The shares of common stock were issued in a private placement that was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated thereunder, based upon certain representations of the Telespree shareholders.

The Company issued a press release and filed a Form 8-K with the SEC announcing the transaction on October 25, 2013.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $6.1 million and $18.5 million from $6.8 million and $19.4 million for three and nine months ended September 30, 2013 and 2012, respectively.  The decrease in revenue is due to lower license and services revenue primarily from DSA and TSA.

Our twelve month backlog decreased to $11.4 million as of September 30, 2013, compared to $11.6 million as of September 30, 2012.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
Revenue	$(3)	$(21)
Costs of revenue and operating expenses	(322)	(650)
Operating Gain	$319	$629

The net effect of our foreign currency translations for the three months ended September 30, 2013 was a $3,000 decrease in revenue and a $0.3 million decrease in operating expenses versus the three months ended September 30, 2012.  The net effect of our foreign currency translations for the nine months ended September 30, 2013 was a $21,000 decrease in revenue and a $0.7 million decrease in operating expenses versus the nine months ended September 30, 2012.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
License fees and services	63%	69%	64%	67%
Customer support	37%	31%	36%	33%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	25%	22%	26%
Costs of customer support, excluding depreciation and amortization	6%	6%	6%	6%
Sales and marketing	20%	18%	20%	20%
General and administrative	17%	14%	14%	14%
Product development	12%	10%	11%	11%
Depreciation	1%	1%	1%	1%
Amortization	—	1%	2%	2%
Total costs of revenue and operating expenses	76%	75%	76%	80%

Income from operations	24%	25%	24%	20%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest income, related party	—	—	—	3%
Interest expense	(0)%	—	(0)%	(0)%
Gain on sale of investments	—	—	—	5%
Foreign currency exchange gain (loss)	(2)%	(2)%	0%	(1)%
Other income (expense), net	(2)%	(2)%	0%	7%

Income from operations before income taxes	22%	23%	24%	27%
Income tax expense	7%	5%	8%	5%
Net income	15%	18%	16%	22%

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

Revenue for the three months ended September 30, 2013 and 2012 was $6.1 million and $6.8 million, respectively.  Revenue for the nine months ended September 30, 2013 and 2012 was $18.5 million and $19.4 million, respectively.  Decreased revenue in the period is primarily due to decreased license and services revenue from our DSA and TSA products offset by an increase in customer support revenue from our DSA product.

License Fees and Services

License fees and services revenue decreased $0.9 million, or 19%, to $3.8 million for the three months ended September 30, 2013 from $4.7 million for the three months ended September 30, 2012.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

License fees and services revenue decreased $1.1 million, or 9%, to $11.9 million for the nine months ended September 30, 2013 from $13.0 million for the nine months ended September 30, 2012.  The decrease in revenue is primarily related to lower revenue from DSA and TSA.

Customer Support

Customer support revenue increased $0.1 million, or 7%, to $2.2 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012. The increase in customer support revenue is due to higher revenue from DSA partially offset by lower TSA customer support revenue.

Customer support revenue increased $0.3 million, or 5%, to $6.7 million for the nine months ended September 30, 2012 from $6.4 million for the nine months ended September 30, 2012.  The increase in customer support revenue is due to increased revenue from DSA partially offset by lower TSA customer support revenue.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.6 million and $2.1 million for the three months ended September 30, 2013 and 2012.  Costs of revenue, excluding depreciation and amortization, were $5.1 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization, decreased $0.5 million, or 29%, to $1.2 million for the three months ended September 30, 2013 from $1.7 million for the three months ended September 30, 2012. The decrease in costs is primarily the result of decreased third party software and partner commissions for our DSA product, lower subcontractor and decreased hours spent on license fee and services projects. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 32% for the three months ended September 30, 2013 from 36% for the three months ended September 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned decrease in expenses during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $1.0 million, or 20%, to $4.0 million for the nine months ended September 30, 2013 from $5.0 million for the nine months ended September 30, 2012.  The decrease in costs is primarily the result of decreased third party software and partner commissions for our DSA product. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 34% for the nine months ended September 30, 2012 from 39% for the nine months ended September 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned decrease in expenses during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, was $0.4 million for the three months ended September 30, 2013 and September 30, 2012.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 17% for the three months ended September 30, 2013 from 19% for the three months ended September 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the increased customer support revenue during the period.

Costs of customer support, excluding depreciation and amortization, was $1.1 million for the nine months ended September 30, 2013 and September 30, 2012.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 16% for the nine months ended September 30, 2013 from 18% for the nine months ended September 30, 2012.  The decrease in costs as a percentage of revenue is primarily the result of the increased customer support revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $40,000, or 3%, to $1.2 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012.  The decrease in expenses is related primarily to lower travel and marketing expense.  As a percentage of total revenue, sales and marketing expenses increased to 20% for the three months ended September 30, 2013 from 19% for the three months ended September 30, 2012. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the decrease in revenue during the period.

Sales and marketing expenses were $3.8 million for the nine months ended September 30, 2013 and September 30, 2012.  As a percentage of total revenue, sales and marketing expenses was 20% for the nine months ended September 30, 2013 and September 30, 2012.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 9%, to $1.0 million for the three months ended September 30, 2013 from $0.9 million for the three months ended September 30, 2012.  The increase in general and administrative expenses is primarily the result of higher professional fees relating to the Telespree acquisition.  As a percentage of revenue, general and administrative expenses increased to 17% for the three months ended September 30, 2013 from 14% for the three months ended September 30, 2012. The increase in general and administrative expenses as a percentage of revenue is primarily due to the decrease in revenue during the period.

General and administrative expenses decreased $0.1 million, or 6%, to $2.7 million from $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease is the result of the following: while professional fees relating to the Telespree acquisition were higher for the nine month period ending September 30, 2013 as compared to the same period in 2012, there was no bad debt reserve for the nine months ended September 30, 2013 as compared to the bad debt reserve of $0.3 million taken during the comparable period in 2012.  As a percentage of total revenue, general and administrative expenses decreased to 14% for the nine months ended September 30, 2013 from 15% for the nine months ended September 30, 2012.  The decrease in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned decrease of the bad debt reserve during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses were $0.7 million for the three months ended September 30, 2013 and 2012, respectively.  As a percentage of revenue, product development expenses for the three months ended September 30, 2013 and 2012, increased to 12% from 10%, respectively.  The increase as a percentage of revenue is primarily due to the decrease in revenue during the period.

Product development expenses decreased $0.1 million, or 3% to $2.1 million from $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in costs is primarily due to decreased hours spent on research and development projects, lower employee costs offset by higher travel expense.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2013 and 2012, were 11%, respectively.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense decreased $29,000, or 40%, to $43,000 from $0.1 million for the three months ended September 30, 2013 and 2012, respectively.  As a percentage of total revenue, depreciation expense for the three months ended September 30, 2013 and 2012, remained at 1%.

Depreciation expense decreased $0.1 million, or 48%, to $0.1 million from $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.  As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2013 and 2012, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K.  Amortization expense decreased $0.1 million, or 100% to $0 from $0.1 million for the three months ended September 30, 2013 and 2012, respectively.  As a percentage of total revenue, amortization expense for the three months ended September 30, 2013 decreased to 0% from 1% for the three months ended September 30, 2012.

Amortization expense decreased $0.1 million, or 35% to $0.2 million from $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. As a percentage of total revenue, amortization expense for the nine months ended September 30, 2013 and 2012, were 2%, respectively.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased $4,000 or 67%, to $2,000 for the three months ended September 30, 2013 from $6,000 for the three months ended September 30, 2012.

Interest income decreased $0.6 million or 99%, to $8,000 for the nine months ended September 30, 2013 from $0.6 million for the nine months ended September 30, 2012. The decrease was due primarily to interest from long-term investments which were sold in the second quarter of 2012.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs from our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $4,000 and $0 for the three months ended September 30,

2013 and 2012, respectively. The increase of $4,000 is primarily due to the amortization of debt issuance costs related to our $5.0 million revolving credit facility which was signed on October 22, 2012.

Interest expense was $15,000 and $1,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $14,000 is primarily due to the amortization of debt issuance costs related to our $5.0 million revolving credit facility which was signed on October 22, 2012.

Foreign Currency Exchange Gain (Loss)

Foreign currency transaction gains (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($0.1) million for the three months ended September 30, 2013 and 2012, respectively, and $38,000 and ($0.2) million for the nine months ended September 30, 2013 and 2012, respectively.  The gains (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Other comprehensive income decreased to $1.2 million during the three months ended September 30, 2013 compared to $1.3 million during the three months ended September 30, 2012. The decrease is related through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.  For the nine months ended September 30, 2013, other comprehensive loss decreased to ($0.3) million from $1.7 million income for the nine months ended September 30, 2012.  The decrease is related through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries, partially offset by the net unrealized gains related to long-term corporate debt securities in 2012.

Income Taxes

We recorded net income tax expense of $0.4 and $0.3 million for the three months ended September 30, 2013 and 2012, respectively.  The net expense during the three months ended September 30, 2013 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended September 30, 2012 consisted deferred tax expense of $0.3 million. The deferred tax expense was primarily related to the utilization of Net Operating Loss (“NOL”) assets net of a tax benefit due to intangible assets from our U.K.-based operations and utilization of Minimum Alternative Tax (“MAT”) from our operations in India.

We recorded net income tax expense of $1.5 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The net expense during the nine months ended September 30, 2013 consisted of current income tax expense of $1.3 million and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the nine months ended September 30, 2012 consisted of current income tax expense of $0.6 million and a deferred tax expense of $0.4 million.  The current tax expense consists primarily of income tax from our U.K.-based operations, income taxes related to our operations in India and Alternative Minimum Tax (“AMT”), unrecoverable foreign withholding taxes and state income taxes in the U.S.  The deferred tax expense was primarily related to the decrease in deferred tax assets related to stock compensation and accrued liabilities, the utilization of NOL assets in the period and a tax benefit related to intangible assets from our U.K.-based operations and utilization of MAT assets from operations in India.

Our effective tax rate of 32% for the three months ended September 30, 2013 was increased from our effective tax rate of 21% for the three months ended September 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

Our effective tax rate of 34% for the nine months ended September 30, 2013 was increased from our effective tax rate of 20% for the nine months ended September 30, 2012.  The increase in our effective tax rate relates to a higher proportion of our income being generated in the U.K. and the realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-

based compensation in the U.S.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems U.K., we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of September 30, 2013 and December 31, 2012, this component of the deferred tax liability was $0 and $39,000, respectively.  This deferred tax liability relates to Evolving Systems U.K., and has no impact on our ability to recover U.S.-based deferred tax assets.  This deferred tax liability was recognized as a reduction of deferred income tax expense as the identifiable intangibles were amortized.

As of September 30, 2013 and December 31, 2012 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain NOL carryforwards and other tax credits.  The NOL are comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  See Note 7 to the financial statements for a summary of our net deferred tax liability.

FINANCIAL CONDITION

Our working capital position increased $1.1 million to $15.0 million as of September 30, 2013 from $13.9 million as of December 31, 2012.  The majority of the increase in working capital is related to the increase from current assets of cash and contract receivables offset by a reduction of unbilled work-in progress and an increase in current liabilities related to unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2012 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2013, our principal source of liquidity was $13.7 million in cash and cash equivalents and $5.5 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was $7.3 million and $1.6 million, respectively.  The increase in cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to a decrease in unbilled work-in-progress and prepaid and other assets, an increase in unearned revenue, partially offset by an increase in contract receivables and reduction of accounts payable and accrued liabilities.

Net cash (used in) provided by investing activities during each of the nine months ended September 30, 2013 and 2012 was ($0.2) million and $17.8 million, respectively.  The decrease in cash provided by investing activities is primarily due to the sale of marketable securities in the nine months ended September 30, 2012.

Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 was $2.3 million and $41.6 million, respectively.  The decrease in cash used in financing activities is primarily due to the special $2.00 per share common stock cash dividend paid on January 3, 2012 and the special $1.70 per share common stock cash dividend paid on May 29, 2012.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2013 of $13.7 million;

•                                                Our working capital balance of $15.0 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.08 per share for the first and second quarters of 2013, $0.10 per share in the third quarter 2013 and the possibility of future dividends;

•                                                Our backlog as of September 30, 2013 of approximately $11.4 million, including $6.0 million in license fees and services and $5.4 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of September 30, 2013.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2013 and 2012, the effect of exchange rate changes resulted in a $40,000 increase and $0.3 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2013	2012
British pound sterling	0.61947	0.61850
Indian rupee	63.01197	54.97526

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average rates:	2013	2012	2013	2012
British pound sterling	0.64546	0.63095	0.64643	0.63415
Indian rupee	62.24288	54.57977	57.50821	52.84820

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

During the three and nine months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.  We had no pending legal proceedings as of September 30, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013, except with respect to the following:

Dividends - Our Board of Directors has declared a first and second quarter cash dividend of $0.08 per share and a third quarter cash dividend of $0.10 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 12, 2013	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)