Form 10-K
period 2013-12-31
EVOLVING SYSTEMS INC
filed 2014-03-11
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $38.0 million as of June 28, 2013.

The number of shares of Common Stock outstanding was 11,618,392 as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2013 year.  Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2013

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” variations of these words and similar expressions. Forward-looking statements are based on current expectations, estimates, projections and assumptions regarding product, services, and customer support revenue; our expectations associated with Evolving Systems Labs,  Evolving Systems India and Evolving Systems U.K., and short- and long-term cash needs, and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems is a provider of service enablement, on-device activation solutions and management of services for connected devices for network operators around the world. Our customers rely on us to develop, deploy, integrate, enhance and maintain software solutions supporting their traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks. We maintain long-standing relationships with many major carriers worldwide.  Included among our more than 60 network operator customers are many tier-1 wireless carriers, including one tier-1 wireless carrier headquartered in the U.S. and  two of the world’s largest wireless carriers.

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

•                  Cloud-based (SaaS) service activation, self—service mobile applications and data enablement solutions to wireless carriers and Mobile Virtual Network Operators (MVNOs).

We generate revenue by licensing, and supporting our software products to customers in either a traditional premise-based implementation or through a SaaS, cloud-based solution. We report the operations of our business as two operating segments based on revenue type: license and services revenue, which includes our SaaS revenue, and customer support revenue.  We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information regarding our operating segments and geographical information is contained in Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Evolving Systems was founded in 1985. For nearly 20 years, we focused on providing custom software development, professional services and numbering solutions to telecommunications companies in the United States. In November 2004, we  made a major expansion to our business with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and billing mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services.

On July 1, 2011, we sold our numbering solutions business to NeuStar, Inc. for $39.4 million in cash and the assumption of certain liabilities (the “Asset Sale”). The Asset Sale included all of our local number portability and number management solution products.

On October 24, 2013 we acquired privately held Telespree Communications (“Telespree”), now known as Evolving Systems Labs, Inc. (“Evolving Systems Labs”), for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a payment on the 1 year anniversary of the transaction of $0.5 million, with such payment being available to secure Telespree’s representations and warranties in the agreement.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.

This acquisition complements our activation and SIM management products, adding technology used in the delivery and management of mobile data services to end-users and provide Evolving Systems with a portfolio of SaaS based solutions as-well-as SaaS experience we will use to offer in 2014 a SaaS version of our DSA product.   Our strategic focus is primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

INDUSTRY DYNAMICS

The market for communications activation and provisioning solutions is large and constantly changing. Several key factors are driving carrier demand for next generation solutions, supporting significant growth for specific products within the sector:

•                       Rapid adoption of  smart phones and connected devices driving increased usage of mobile data;

•                       On-going network investment to keep up with delivery speeds and capacity (Long  Term Evolution, or “LTE”/4G);

•                       Margin pressure within the telecom services ecosystem due to network upgrade costs, subscriber churn, and increased competition from traditional and new market entrants; and

•                       Large and expanding market share of prepaid subscribers in emerging and developing markets around the world.

Today carriers are compelled to offer a growing array of services to deliver personalized and differentiated user experiences, reduce subscriber churn and maintain or grow market share. In addition, these value-added services have to be delivered to the market in ever shorter windows as competitive pressure has increased the velocity at which carriers deliver new products and services. To achieve these objectives, operators are increasingly reliant on flexible service enablement solutions that offer a myriad of options for their subscribers.

As network migrations to 4G/LTE accelerate and pre and post-pay subscribers continue to drive growth in mobility, the SIM card has emerged as a vital link in the telecom value chain. Capability such as Evolving Systems’ solution for dynamically activating and managing the SIM card is becoming an important component in the operators’ infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience.

We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this emerging growth segment. To date our Dynamic SIM Allocation (“DSA”) solution has activated well over 200 million SIM cards, providing enhanced functionality and significant operator savings.

PRODUCT PORTFOLIO

Dynamic SIM Allocation™

We introduced our Dynamic SIM Allocation™ solution, or “DSA,” in 2007. DSA offers carriers a dramatically improved alternative to the inefficient traditional SIM distribution and activation practices.

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

•                  Improved efficiency and utilization: SIM cards that are never activated for a revenue-generating subscriber result in increased costs and wastage. Activating SIM cards dynamically on first use makes the SIM distribution process more efficient and flexible. SIM cards are not linked with any product or region until they are first used, allowing SIM stock to be moved freely to meet demand. The number of SIM types a carrier has to support is greatly reduced, resulting in less packaging cost and waste.  Finally, by removing the need for SIM cards to be pre-provisioned, costly resources, such as numbers and network database capacity, are used only when needed.

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

Mobile Data Enablement

Our Mobile Data Enablement (“MDE”) solution is the primary solution added to our portfolio through the acquisition of Telespree.

MDE is a hosted solution that integrates with a mobile carrier’s network and OSS/BSS systems. It was purpose-built for mobile data, and provides the key components a carrier needs in order to launch and grow innovative mobile data services, especially via wholesale channels and using service provider partners. Our solution is aligned with the market dynamic that sees most growth coming from mobile data services.

MDE is an integrated solution comprised of the following capabilities:

•                  Active Session Monitoring provides end-to-end accounting of service types to enable enforcement (authentication, authorization, hot-lining) based on data or time thresholds, policy or quota.

•                  Real-time rating allows for network or device-based real-time metering of time and data usage via Diameter credit control Messages, RADIUS accounting records or device based policy agents.

•                  Online Charging (“OCS”) enables real time, on-line charging and control of service usage via Diameter (Gy) interface. Functionality includes plan catalog, account and balance management, flexible service type, device and bundle management, and hotline/un-hotline function.

•                  Policy Management provides differentiated QoS-based or access-based services including white listed/blacklisted sites and quality/throttling.

•                  Reporting/Analytics provides consolidated reporting for device, channel, and transaction status, such as usage, event, rate plan, trends, customer behavior, marketing and loyalty program analysis.

•                  On-device user experience delivers personalization, usage monitoring and account control to end-users on their mobile devices, using web portals, mobile applications (Android and iOS), and push-notification mechanisms.

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

Evolving Systems M2M Platform

Evolving Systems’ Dataspree M2M service delivery platform offers a turnkey solution for monitoring vehicles, fleets, containers, trailers as well as temperature sensitive shipments.  Our solution includes the activation, session management, application GUI, alerting and location tracking capabilities needed by operators, MVNEs and enterprises to manage their ever-expanding population of connected devices.

In addition, Evolving Systems markets its Intelligent M2M Controller (“IMC”)  solution which virtualizes M2M device connections and optimizes specific use cases frequently seen in typical M2M deployments.  The IMC solution provides a database of subscriber information which enables temporary sessions which greatly improves the efficiency of numbers used by connected devices.  As number plan constraints and number reclamation issues become a more pressing problem for regulators and operators our IMC solution offers a way to dramatically improve the utilization of numbers and other critical network resources that are increasingly being consumed by the proliferation of M2M and connected devices

PROFESSIONAL AND INTEGRATION SERVICES

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

CLOUD IMPLEMENTATIONS

Certain products and solutions of ours are provided as a cloud-based software-as-a-service, or SaaS. This enables our customers to get into production quickly and realize the benefits of our solution sooner.

Our MDE solution is currently provided in a SaaS model for customers in the US.

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

PD is expensed as incurred.  For the years ended December 31, 2013, 2012 and 2011, we expensed $3.0 million, $3.1 million and $2.5 million, respectively, in PD costs.  The majority of PD investments in 2013 have gone into enhancing our core service activation as well as the further development of our DSA solution.

SALES AND MARKETING

Our sales force is primarily a field organization structured to focus on specific geographical territories around the world: The Americas (North, Central and South), Europe, Middle East and Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics) and Asia Pacific. Our sales activities cover both direct sales to carrier customers as well as sales through partners such as Gemalto and Oberthur, who include our products as part of their wider SIM-based solution offerings, and systems integrators such as Accenture and IBM who license our technology to customers as part of their delivery engagements.

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

COMPETITION

The market for telecommunications OSS products is competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities coupled with pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share.  We believe our increased focus on activation, as well as our work to establish the dynamic SIM allocation market, has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors in service activation are Comptel, Amdocs and Oracle (as a result of its acquisition of Metasolv).  In the emerging area of dynamic SIM allocation, we believe we hold a significant leadership position which we extended in 2013; however, we see competition from Giesecke & Devrient GmbH (as a result of their acquisition of SmartTrust), as well as a few other smaller regional competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.  Competition for our MDE solution comes from some established mobile virtual network enablers, or MVNEs, although we believe that our solution is differentiated by being purpose-built for mobile data services, which aligns with the growth plans of most mobile operators globally.

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

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2013, one significant customer (defined as contributing at least 10%) accounted for 12% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe. For the year ended December 31, 2012 three significant customers accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico. For the year ended December 31, 2011 one significant customer accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.  The loss of any of these customers could have a material adverse effect on our business as a whole.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four patents in the U.S. on elements of our DSA product and patents pending in other countries on elements of our DSA and IMC products. In addition, we added eleven patents to our IP portfolio as a result of the acquisition of Telespree. Seven of these relate directly to the field of SIM cards and SIM card activation and complement our existing DSA patents.

BACKLOG

We define backlog as firm non-cancelable sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2013 and 2012, our backlog was approximately $12.2 million and $11.1 million, respectively.  Our backlog at December 31, 2013 was comprised of license fees and services of $7.1 million and customer support of $5.1 million compared to license fees and services of $6.7 million and customer support of $4.4 million at December 31, 2012.

EMPLOYEES

As of December 31, 2013, we employed 176 people including 23 in the United States, 53 in the United Kingdom and 100 in Bangalore, India.  Of our worldwide staff, 86% are involved in product delivery, development, support and professional services, 7% in sales and marketing, and 7% in general administration.

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

ITEM 1A.    RISK FACTORS

General Risk Statement

An investment in our common stock involves a high degree of risk.  The following are certain risk factors that could affect our business, financial results and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.  Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

The risks that we have highlighted here represent all the material risks known to us, but they are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our stock could decline and our stockholders may lose part or all of their investment.

Risks Related to Our Business and Industry

We operate a global business that exposes us to additional currency, economic, regulatory and tax risks.

A significant part of our revenue comes from international sales.  Our success delivering solutions internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•                   our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•                  fluctuations in currency exchange rates;

•                   trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•                  compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations;

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

Approximately forty percent of our revenue is transacted in non-U.S. Dollar denominated currencies (e.g. British Pound Sterling, Swiss Franc and Euro).  As a result, when the U.S. Dollar strengthens, our revenue, when converted to U.S. Dollars, is reduced.  At the same time, with more than 50% of our operating expenses originating overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates, our ability to recover or apply withholding taxes remitted to foreign governments, and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is impacted by the length of our sales cycles.  Our customers have relatively complex businesses and the purchase of large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers often take a long period of time to evaluate our products and services and require us to spend substantial time, effort and money educating them about our solutions. The purchase of the types of products and services we offer typically also requires coordination and agreement across many departments within a potential customer’s organization. This process often results in a lengthy sales cycle, typically ranging between three and twelve months. The lengthening of our sales cycle could reduce growth in our revenue and contribute to an increased cost of sales, thereby reducing our profitability.

Likewise, customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase, making it even more difficult for us to forecast the timing and size of our contracts. In addition, our sales opportunities in any given quarter and year typically include a few high value opportunities. The delay or failure to complete one or more large contracts could have a material adverse effect on our results of operations and financial condition and cause our operating results to vary significantly from quarter to quarter and year to year.

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

The success of our business depends on continued growth in the wireless services industry and growth in demand for connected devices.

The future success of our business depends upon continued new subscriber growth and growth in demand for connected devices. While we believe new subscriber growth in the global market will continue and the demand for connected devices will also continue to grow for the foreseeable future, we cannot accurately predict the extent of the increase, if at all. If there is a slowdown in subscriber growth in the wireless services industry or the demand for connected devices were to stabilize or decline, our business and results of operations may be adversely affected.

We are a relatively small company with a limited number of products and staff.  Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company.  Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis and a delayed contract could cause our operating results to vary significantly from quarter to quarter and year-to-year.  Over the last three years, we have undertaken two reductions in our workforce in response to our Asset Sale and acquisition of Telespree.  In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed.  A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

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

•                  changes in our strategy;

•                  general economic conditions.

We base our operating expenses and capital investment budgets on expected sales and revenue and many of our expenses, such as lease expenses and personnel costs, are relatively fixed in the short term. Variations in the rate and timing of conversion of our sales prospects into actual revenue could cause us to plan or budget inaccurately and we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

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

We paid approximately $4.1 million in dividends/return of capital to our stockholders in 2013 and $0.8 million in cash to acquire Telespree.  Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs for at least the next twelve months, but this could be negatively impacted to the extent we are unable to invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. If the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

The market for our service activation products is mature and the market for our DSA product is still developing.  The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

The market for our service activation product is mature.  Customer demand for our DSA product and enhancements to our DSA product is still developing. Our industry is characterized by rapid technological change, evolving industry standards, changes in carrier requirements and preferences and frequent new service offerings. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Investments in new products are speculative. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically. If we are unable to identify new product opportunities, sales and profit growth would be adversely affected.

Our cloud strategy, or Software as a Service (SaaS), may not be successful.

As a result of our recent acquisition of Telespree, we now provide some of our products as a SaaS implementation and we intend providing our DSA solution as a cloud offering in the future.  The success of our cloud offering is dependent upon continued acceptance by and growth in subscribers of cloud-based services in general and acceptance of our solutions as cloud-based solutions by our carrier customers. Our cloud strategy will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. Whether we are successful in our cloud strategy depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling cloud-based offerings, continued growth and demand for cloud-based offerings and ensuring that our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.  Our cloud strategy also may fail to achieve success if other companies offering cloud-based services experience data loss, security breaches or service reliability issues that cause consumers to become less willing to accept cloud-based services in general.

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

The global communications industry has experienced and continues to experience significant consolidation.  These consolidations have caused us to lose customers and may result in fewer potential customers requiring OSS solutions in the future.  In addition, combining companies may re-evaluate their OSS solutions and their capital expenditures and may choose a competitive OSS solution used by one of the combining companies.  As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter. Because of the uncertainty resulting from these consolidations and the variations in our quarterly operating results, it is extremely difficult for us to forecast our quarterly and annual revenue and we do not provide revenue guidance.

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

The provisions of our agreements with our customers are designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products, which vary from customer to customer, and it is possible that these limitations of liability provisions may not be effective. In addition, to the extent that any successful product liability claim is not covered by our errors and omissions insurance or exceeds the coverage under our policy, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover from a subcontractor the amounts we are required to pay to customers due to the subcontractor’s failure to perform. Defending against a product liability claim, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Compromises to our privacy safeguards or disclosure of confidential information could impact our business.

During the course of providing our products and services we may collect names, addresses, telephone numbers, credit card data and other personal identification information, or “PII”. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation, there can be no guarantee that the steps we have taken will be sufficient to prevent the misappropriation or improper disclosure of such PII. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers or potential fines from regulatory authorities. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

Our measures to protect our intellectual property may not be adequate.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 15 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and IMC products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary rights may not be adequate and a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

Third parties may claim  we are infringing their intellectual property rights, or that we have not complied with their license requirements and we may incur significant expenses in resolving these claims.

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

Certain software developed or used by Evolving Systems may include so called “open source” software that is made available under an open source software license which may impose obligations on us in the event we were to distribute derivative works based on the open source software.  Certain licenses impose obligations that could require us to make source code for a derivative work available to the public or license the derivative work under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

Our international business operations include projects in developing countries and countries torn by conflict.  To the extent we operate outside the U.S., we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  To the extent we do business through Evolving Systems UK, we are also subject to the U.K. Bribery Act of 2010.  Under these regulations, we may be held liable for actions taken by our local partners and agents, even if such parties act without our knowledge.  Any determination that we have violated the FCPA or the Bribery Act of 2010 (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of anti-bribery legislation inadvertently and thus negatively impact our business.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided out of our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and a breach, including cyber security breaches, could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business.  Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

We may seek to acquire companies or technologies which could adversely affect our results of operations.

We have made, and in the future intend to make, acquisitions of companies, technologies or products which we believe may enhance our market position or product portfolio. However, we cannot be sure that any acquisition will ultimately enhance our products or strengthen our competitive position. Acquisitions involve numerous risks, including but not limited to:

• diversion of management’s attention from other operational matters and distraction to employees;

• inability to realize anticipated benefits from the purchased technologies;

• ineffective integration of operations, technologies, products or employees of the acquired companies.

• inability to capitalize on new markets;

• inability to obtain and protect intellectual property rights in key technologies;

• unknown, underestimated and/or undisclosed commitments or liabilities from the acquired company;

• excess facilities; and

• increased expenses.

In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the reduction of cash available for operations and the incurrence of debt.

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

As a result of operating as a smaller public company, we may experience additional challenges in complying with rules and regulations of federal, state and financial market exchange entities, and our management is required to devote substantial time to comply with new and ongoing regulatory initiatives.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011.  Our management and other personnel have, and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Establishment of effective internal controls is further complicated because we are a relatively small company with global operations, and multiple locations and IT systems. We previously identified a material weakness in our internal controls in 2011 and while we took steps to remediate the weakness, we may identify additional material weaknesses in our internal controls in the future.  Disclosures of material weaknesses in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  A material weakness in our internal control over financial reporting could negatively impact our business, results of operations and reputation.

Changes in, or interpretations of, accounting principles or tax rules and regulations, could adversely affect our results of operations.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). In 2013 we adopted two accounting standards as a result of changes and clarifications made by the Financial Accounting Standards Board (“FASB”) which did not affect our financial position or results of operation, but it is possible that future requirements, could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial positions or results of operation. In addition, our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities.  We regularly assess our implementation of applicable accounting principles and the adequacy of our provision for income taxes, but we are a relatively small company and our business is complex; there can be no assurance that the final determination of any tax authority, upon examination of our income tax returns, will not have an adverse effect on our operating results and financial position.

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

Our Amended and Restated Stock Option Plan provides for acceleration of vesting under certain circumstances. Upon certain changes in control of us, vesting on some options awarded to directors may be accelerated. In addition, the successor corporation may assume outstanding stock awards or substitute equivalent stock awards. If the successor corporation refuses to do so, such stock awards will become fully vested and exercisable for a period of 15 days after notice from us but the options will terminate if not exercised during that period. As noted above, the acceleration on vesting of options upon a change in control may be viewed as an anti-takeover measure.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	10,702	10/31/15
San Francisco, California	6,110	1/31/15
Bath, England	5,100	9/26/15
London, England	2,765	3/24/15
Bangalore, India	12,300	8/18/15
Kuala Lumpur, Malaysia	1,042	7/14/14

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not believe that any such matters, either individually or in the aggregate, will have a material impact on our results of operations and financial position.  As of the date of this report we are not involved in any legal matters.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$7.28	$5.90	$7.72	$5.22
Second Quarter	$6.66	$5.57	$7.10	$5.31
Third Quarter	$9.75	$6.72	$6.70	$5.51
Fourth Quarter	$11.19	$9.34	$7.00	$5.83

As of March 6, 2014, there were approximately 74 holders of record of our common stock.

Dividends

During the first and second quarters of 2013, our Board of Directors declared a cash dividend of $0.08 per share and a $0.10 per share cash dividend during the third and fourth quarters of 2013.  During the second and fourth quarters of 2012, our Board of Directors declared a special cash dividend of $1.70 per share and $0.15 per share, respectively.  During the first, third and fourth quarters of 2012, our Board of Directors declared a cash dividend of $0.05 per share. There can be no guarantee that we will continue to pay dividends. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, we may enter into a credit facility in the future which may require consent of the financial institution issuing the credit facility to declare a dividend.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ US MicroCap Total Stock Market Software index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2008 and its relative performance is tracked through 12/31/2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Evolving Systems, Inc., the NASDAQ Composite Index, the RDG Software Composite Index,
and DJ US MicroCap Total Stock Market Software Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 Dow Jones & Co. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2013, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)

Revenue	$25,093	$26,247	$19,023	$22,816	$24,739
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	7,164	8,236	7,419	8,616	8,402
Sales and marketing	5,364	5,070	6,238	6,410	6,934
General and administrative	3,644	3,613	3,650	4,465	4,743
Product development	2,956	3,069	2,484	2,486	2,244
Depreciation	155	268	342	347	287
Amortization	211	400	560	688	696
Restructuring and other expense	558	—	1,100	—	—
Income (loss) from operations	5,041	5,591	(2,770)	(196)	1,433
Interest and other income (expense), net	39	842	791	(210)	(1,096)
Interest and other income, related parties, net	—	532	619	—	—
Income tax expense (benefit)	1,274	1,401	(405)	(422)	41
Income (loss) from continuing operations	3,806	5,564	(955)	16	296
Income from discontinued operations, net of tax (3)	—	—	33,264	5,337	4,528
Net income	$3,806	$5,564	$32,309	$5,353	$4,824

Basic income per common share - net income	$0.33	$0.49	$2.97	$0.53	$0.49
Diluted income per common share - net income	$0.32	$0.48	$2.88	$0.49	$0.48
Weighted average basic shares outstanding	11,459	11,278	10,871	10,174	9,816
Weighted average diluted shares outstanding	11,756	11,529	11,202	10,815	10,145
Cash dividend declared per common share (4) (5)	$0.36	$2.00	$2.15	$0.15	$—

Working capital (1) (2)	$13,672	$13,894	$11,672	$11,812	$4,774
Total assets	43,184	36,593	75,042	50,451	45,837
Long-term debt, net of current portion	—	—	—	—	1,500
Stockholders’ equity	$32,735	$30,836	$44,712	$35,757	$28,469

(1)         During 2009 we reduced our senior term note by $2.0 million.

(2)         During 2009, we paid $6.2 million to retire our subordinated notes, including accrued interest. These payments were made from cash on hand and $1.5 million in borrowings on our U.K. revolving credit facility.

(3)         During 2011, we completed the Asset Sale of our Numbering Solutions Business on July 1, 2011 for $39.4 million in cash and the assumption of certain liabilities to the buyer. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly.

(4)         On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.3 million in total, net of treasury stock, payable on January 3, 2012, to stockholders of record December 12, 2011. The dividend was accrued as of December 31, 2011 for $22.3 million and paid on January 3, 2012. During 2011, our Board of Directors declared and paid a first, second and third quarter cash dividend of $.05 per share each.

(5)         During 2012, our Board of Directors declared and paid a first, third and fourth quarter cash dividend of $0.05 per share each and a second and fourth quarter special cash dividend of $1.70 and $0.15 per share, respectively.   There were no accrued dividends as of December 31, 2012.  In addition, the special cash dividend declared in the fourth quarter 2011 of $2.00 per share was paid in January 2012.

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

RECENT DEVELOPMENTS

We reported net income of $3.8 million, $5.6 million and $32.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net income in 2011 included $33.3 million from the sale of Numbering.  Our ending backlog at December 31, 2013 was $12.2 million, consisting of $7.1 million of license and services and $5.1 million of customer support compared to total backlog of $11.1 million at December 31, 2012.

On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a payment on the 1 year anniversary of the transaction of $0.5 million, with such payment being available to secure Telespree’s representations and warranties in the agreement.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  Evolving Systems Labs’ SaaS services revenue is included as a component of our DSA license fees and services revenue.

We declared and paid an $0.08 cash dividend per share in the first and second quarters of 2013 and a $0.10 cash dividend per share in the third and fourth quarters of 2013.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2013 and 2012 are a result of the U.S. Dollar strengthening on average versus the British Pound Sterling and Indian Rupee. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2013 vs. 2012	2012 vs. 2011
Revenue	$(17)	$(476)
Costs of revenue and operating expenses	(443)	(519)
Operating Gain	$426	$43

The net effect of our foreign currency translations for the year ended December 31, 2013 was a $17,000 decrease in revenue and a $0.4 million decrease in operating expenses versus the year ended December 31, 2012. The net effect of our foreign currency translations for the year ended December 31, 2012 was a $0.5 million decrease in revenue and a $0.5 million decrease in operating expenses versus the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	Change	2012	2011	Change
REVENUE
License fees and services	$15,998	$17,622	$(1,624)	$17,622	$9,772	$7,850
Customer support	9,095	8,625	470	8,625	9,251	(626)
Total revenue	25,093	26,247	(1,154)	26,247	19,023	7,224

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,565	6,734	(1,169)	6,734	5,187	1,547
Costs of customer support, excluding depreciation and amortization	1,599	1,502	97	1,502	2,232	(730)
Sales and marketing	5,364	5,070	294	5,070	6,238	(1,168)
General and administrative	3,644	3,613	31	3,613	3,650	(37)
Product development	2,956	3,069	(113)	3,069	2,484	585
Depreciation	155	268	(113)	268	342	(74)
Amortization	211	400	(189)	400	560	(160)
Restructuring and other recovery	558	—	558	—	1,100	(1,100)
Total costs of revenue and operating expenses	20,052	20,656	(604)	20,656	21,793	(1,137)
Income (loss) from operations	5,041	5,591	(550)	5,591	(2,770)	8,361

Interest income	11	60	(49)	60	192	(132)
Interest income, related party	—	532	(532)	532	619	(87)
Interest expense	(20)	(3)	(17)	(3)	(14)	11
Other income	87	—	87	—	62	(62)
Gain on sale of investments	—	891	(891)	891	221	670
Foreign currency exchange gain (loss)	(39)	(106)	67	(106)	330	(436)
Other income (expense), net	39	1,374	(1,335)	1,374	1,410	(36)

Income (loss) from continuing operations before income taxes	5,080	6,965	(1,885)	6,965	(1,360)	8,325
Income tax expense (benefit)	1,274	1,401	(127)	1,401	(405)	1,806
Income (loss) from continuing operations	$3,806	$5,564	$(1,758)	$5,564	$(955)	$6,519
Income from discontinued operations, net of tax	—	—	—	—	33,264	(33,264)
Net income	$3,806	$5,564	$(1,758)	$5,564	$32,309	$(26,745)

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2013	2012	2011
REVENUE
License fees and services	64%	67%	51%
Customer support	36%	33%	49%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	22%	25%	27%
Costs of customer support, excluding depreciation and amortization	6%	6%	12%
Sales and marketing	21%	19%	33%
General and administrative	15%	14%	19%
Product development	12%	12%	13%
Depreciation	1%	1%	2%
Amortization	1%	2%	3%
Restructuring and other recovery	2%	—%	5%
Total costs of revenue and operating expenses	80%	79%	114%

Income (loss) from operations	20%	21%	(14)%

Other income (expense)
Interest income	0%	0%	1%
Interest income, related party	—%	2%	3%
Interest expense	(0)%	(0)%	(0)%
Other income	0%	—%	0%
Gain on sale of investments	—%	3%	1%
Foreign currency exchange gain (loss)	(0)%	(0)%	2%
Other income (expense), net	0%	5%	7%

Income (loss) from continuing operations before income taxes	20%	26%	(7)%
Income tax expense (benefit)	5%	5%	(2)%
Income (loss) from continuing operations	15%	21%	(5)%
Income from discontinued operations, net of tax	—%	—%	175%
Net income	15%	21%	170%

Revenue

Revenue is comprised of license fees and services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration services, SaaS services and time and materials work.  Customer support revenue includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

License Fees and Services

License fees and services revenue decreased 9%, or $1.6 million to $16.0 million for the year ended December 31, 2013 compared to $17.6 million for the year ended December 31, 2012.  The decrease in license fee and services revenue is due to a decline in DSA and Tertio Service Activation (“TSA”) revenues of $1.1 million and $0.5 million, respectively.

License fees and services revenue increased 80%, or $7.8 million to $17.6 million for the year ended December 31, 2012 compared to $9.8 million for the year ended December 31, 2011.  The increase in license fee and services revenue is due to growth in DSA and TSA revenues of $5.3 million and $2.5 million, respectively.

Customer Support

Customer support revenue increased 5%, or $0.5 million, to $9.1 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012.  The increase in customer support revenue is primarily due to an increase in our installed customer base for DSA and a decline in our installed customer base for TSA.

Customer support revenue decreased 7%, or $0.7 million, to $8.6 million for the year ended December 31, 2012 from $9.3 million for the year ended December 31, 2011.  The decrease in customer support revenue is primarily due to a decline in support requirements for a DSA installed customer and partially offset by a decline in our installed customer base for TSA.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $7.2 million, $8.2 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 17%, or $1.1 million, to $5.6 million for the year ended December 31, 2013 from $6.7 million for the year ended December 31, 2012.  The decrease in costs was primarily the result of reductions in third party software expense, partner fees, employee costs and subcontractors, all a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 35% for the year ended December 31, 2013 from 38% for the year ended December 31, 2012.  The decrease in costs as a percentage of licenses fees and services revenue is primarily related to aforementioned decrease in expense during the period.

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

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support increased 6%, or $0.1 million, to $1.6 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012.  The increase in costs is related to embedded software maintenance, partner fees and travel. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased slightly to 18% for the year ended December 31, 2013 from 17% for the year ended December 31, 2012. The increase in costs as a percentage of customer support revenue is due primarily to the aforementioned increase in costs during the period.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses increased 6%, or $0.3 million, to $5.4 million for the year ended December 31, 2013 from $5.1 million for the year ended December 31, 2012.  The increase in costs is primarily related to increased subcontractor costs and travel expenses.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2013 increased to 21% from 19% for the year ended December 31, 2012.  The increase as a percentage of revenue is due to decreased revenue and the aforementioned increase in costs during the period.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses for each of the years ended December 31, 2013 and 2012, was $3.6 million.  As a percentage of total revenue, general and administrative expenses increased to 15% for the year ended December 31, 2013 from 14% for the year ended December 31, 2012.  The increase in expenses as a percentage of revenue is primarily related to the decreased revenue during the period.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses decreased 4%, or $0.1 million, to $3.0 million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012.  The decrease in costs was primarily the result of decreased hours spent on research and development projects offset by higher travel expense.  As a percentage of total revenue, product development expenses were 12% for the years ended December 31, 2013 and 2012.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 42%, or $0.1 million, to $0.2 million for the year ended December 31, 2013 from $0.3 million for the year ended December 31, 2012.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2013 and 2012.

Depreciation expenses were approximately $0.3 million for the years ended December 31, 2012 and 2011.  As a percentage of revenue, depreciation expense decreased to 1% for the year ended December 31, 2012 from 2% for the year ended December 31, 2011.  The decrease as a percentage of total revenue is primarily due to increased revenue during the period.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems U.K. and Evolving Systems Labs.  Amortization expense decreased 47%, to $0.2 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012.  The decrease in amortization expense was due to intangible assets relating to the acquisition of Evolving Systems U.K. becoming fully amortized as of June 30, 2013.  As a percentage of revenue, amortization expense decreased to 1% for the year ended December 31, 2013 from 2% for the year ended December 31, 2012.   The decrease of amortization expense as a percentage of total revenue is due to the aforementioned decrease of expense.  Evolving Systems Labs’ amortization may be effected in future periods as the purchase allocation is finalized.

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

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce involving the termination of employees.  Restructuring increased to $0.6 million for the year ended December 31, 2013 from $0 for the year ended December 31, 2012.  The increase in restructuring expense was a result of the acquisition of Telespree.  As a percentage of revenue, restructuring expense increased to 2% for the year ended December 31, 2013 from 0% for the year ended December 31, 2012.

Restructuring decreased to $0 for the year ended December 31, 2012 from $1.1 million for the year ended December 31, 2011.  The decrease in restructuring expense was a result of the Asset Sale of Numbering completed by December 31, 2011.  As a percentage of revenue, restructuring expense decreased to 0% for the year ended December 31, 2012 from 6% for the year ended December 31, 2011.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased 98%, or $0.6 million, to $11,000 for the year ended December 31, 2013 from $0.6 million for the year ended December 31, 2012. The decrease was primarily due to the sale of our long-term investments in the second quarter of 2012.

Interest income decreased 27%, or $0.2 million, to $0.6 million for the year ended December 31, 2012 from $0.8 million for the year ended December 31, 2011. The decrease was primarily due to the sale of our long-term investments in the second quarter of 2012.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2013 increased 567% or $17,000 to $20,000 as compared to $3,000 for the year ended December 31, 2012.  This increase was primarily due to the amortized costs related to our Loan and Security Agreement and interest expense from our capital leases.  Refer to Note 6, Long-Term Debt, for more information regarding the Loan and Security Agreement.

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

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss of $39,000 for the year ended December 31, 2013 compared to a $0.1 million loss for the year ended December 31, 2012 resulted in a year over year gain of 63% or $0.1 million.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

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

Income Tax Expense

We recorded income tax expense (benefit) of $1.3 million, $1.4 million and ($0.4) million for the years ended December 31, 2013, 2012 and 2011, respectively.  The net expense during year ended December 31, 2013 consisted of current income tax expense of $1.6 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S. and U.K.  U.S. income taxes payable of $0.4 million were offset due to realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets in the U.S. and the utilization of Minimum Alternative Tax (“MAT”) assets in India.  In addition, we had a tax benefit related to intangible assets from our U.K.-based operations and Evolving Systems Labs.

The net expense during the year ended December 31, 2012 consisted of current income tax expense of $1.7 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, AMT and unrecoverable foreign withholding tax in the U.S. and U.K.  U.S. income taxes payable of $1.0 million were offset due to realization of NOL comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to a reduction to our foreign deferred tax liability on unremitted foreign earnings related to our Indian operations offset by the utilization of certain deferred tax assets in the U.S., the monetization of the U.K. NOL and the utilization of MAT assets in India.

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

In conjunction with the acquisition of Evolving Systems U.K. we recorded certain identifiable intangible assets.  Since the amortization of these identifiable intangibles is not deductible for income tax purposes, we established a long-term deferred tax liability of $4.6 million for Evolving Systems, U.K. at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes.  As of December 31, 2013 and 2012, this deferred tax liability was $0 and $39,000, respectively.  The deferred tax liability relating to Evolving Systems U.K. had no impact on our ability to recover the U.S. based deferred tax assets.  This deferred tax liability was recognized as the identifiable intangibles were amortized.

In conjunction with the acquisition of Evolving Systems Labs, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2013 and 2012, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

FINANCIAL CONDITION

Our working capital position of $13.7 million at December 31, 2013 reflects a decrease of $0.2 million from our working capital position of $13.9 million at December 31, 2012.  The decrease is primarily related to the cash paid and liabilities assumed as part of the Telespree acquisition plus an increase in our deferred revenue and accrued liabilities, partially offset by increased cash related to strong cash collections.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2013, our principal sources of liquidity were $13.8 million in cash and cash equivalents, $6.4 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by (used in) operating activities for the year ended December 31, 2013, 2012 and 2011 was $8.6 million, ($0.2) million and $4.9 million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2013 was due to an increase in unearned revenue, a decrease in unbilled work-in-progress offset by an increase in contract receivables and in accounts payable and accrued liabilities. Net cash provided by (used in) continuing operating activities was $8.6 million, ($0.2) million and ($1.4) million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in net cash provided by continuing operating activities for the year ended December 31, 2013 was due to an increase in unearned revenue, a decrease in unbilled work-in-progress offset by increases in contract receivables and in accounts payable and accrued liabilities.

The decrease in cash used by continuing operating activities for the year ended December 31, 2012 compared to 2011 was primarily due to an increase in net income coupled by decreases in accounts payable, accrued liabilities and prepaid and other assets, and partially offset by increases in contract receivables, unbilled work-in-progress and a decrease in unearned revenue.

Net cash provided by (used in) investing activities was ($0.6) million, $17.8 million and $20.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in cash used in investing activities for the year ended December 31, 2013 was related to the acquisition of Evolving Systems Labs and increased purchase of property and equipment.  An initial payment of $0.4 million, net of cash received was paid in 2013 for the acquisition of Evolving Systems Labs.  During 2013, 2012 and 2011, we purchased $0.3 million, $79,000 and $90,000 in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.  Refer to Note 3, Acquisition, for more information regarding the acquisition.

The decrease in cash provided by investing activities for the year ended December 31, 2012 compared to 2011 was related to the sale of long term marketable securities compared to the Asset Sale, partially offset by the purchase of investments in 2011.

Net cash used in financing activities was ($3.2) million, ($43.2) million and ($1.4) million for the years ended December 31, 2013, 2012 and 2011, respectively.  The net cash used in financing activities is due primarily to payments of $4.1 million in dividends offset by a $0.4 million in windfall tax benefits from stock-based compensation and $0.5 million in proceeds from the exercise of stock options. The net cash used in financing activities during 2012 is primarily due to payments of $44.8 million for common stock dividends, partially offset by $1.0 million of windfall tax benefits related to stock-based compensation and $0.6 million of proceeds from the exercise of stock options.  The net cash used by financing activities during 2011 was primarily due to payments of $2.2 million for common stock dividends and $1.2 million for the purchase of treasury stock, partially offset by $2.0 million of proceeds from the exercise of stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2013 of $13.8 million;

•                  Our working capital balance of $13.7 million;

•                  Our $5.0 million of unused availability under our revolving credit facility;

•                  Our ability to generate positive operating cash flows;

•                  The declaration of our quarterly cash dividends of $0.08 per share for the first and second quarters and $0.10 per share in the third and fourth quarters of 2013 and the possibility of future dividends;

•                  Our backlog of approximately $12.2 million, including $7.1 million in license fees and services and $5.1 million in customer support at December 31, 2013; and

•                  Our planned capital expenditures of less than $1.0 million during 2014.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2013, 2012 and 2011, the effect of exchange rate changes resulted in a $0.2 million, $0.2 million and ($59,000) increase (decrease) to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2013, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2014	2015	2016	2017 and Thereafter
Capital lease	$22	$9	$6	$6	$1
Operating leases	1,063	749	314	—	—
Total commitments	$1,085	$758	$320	$6	$1

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

We recognize revenue from our Mobile Data Enablement (“MDE”) contracts based on the number of transactions per month multiplied by a factor based on a unique table for transaction volumes relating to each account at a rate for the particular Tier level attained.

We recognize customer support, including maintenance revenue, ratably over the service contract period. When maintenance is bundled with the original license fee arrangement, its fair value, based upon VSOE, is deferred and recognized during the periods when services are provided.

Allowance for Doubtful Accounts

We make judgments related to our ability to collect outstanding accounts receivable and unbilled work-in-progress. We provide allowances for receivables when their collection becomes doubtful by recording an expense. We determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

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

We performed our annual goodwill impairment test as of July 31, 2013, at which time we had $15.6 million of goodwill included in the following reporting units, License and Services (“L&S”) — U.K. of $7.0 million and Customer Support (“CS”) — U.K. of $8.6 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2013 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.

In October 2013 we announced the acquisition of Evolving Systems Labs Inc. of which $1.1 million of goodwill was added to our balance sheet.  This balance will be evaluated for impairment on July 31, 2014.

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our acquisition of Evolving Systems U.K. and Evolving Systems Labs, Inc.  These definite life assets are amortized using the straight-line method over their estimated lives.

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

We did not capitalize any internal software development costs during the years ended December 31, 2013, 2012, or 2011. In addition, we did not have any capitalized internal software development costs included in our December 31, 2013 and 2012 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  Although we currently have no borrowings outstanding under our revolving credit facility, any amounts borrowed under the facility would bear interest at variable rates.

Market Risks

Our exposure to market risk related primarily to our investment portfolio. Any significant future declines in their market values could have a material adverse effect on our financial condition and operating results. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. Our investment policy requires investments to be rated B- or better. Marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

As of December 31, 2013, we had no long-term investments.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2013	2012
British pound sterling	0.60638	0.61850
Indian rupee	61.91951	54.97526

	For the Years Ended December 31,
Average rates:	2013	2012	2011
British pound sterling	0.63921	0.63009	0.62347
Indian rupee	58.62059	53.84249	47.21531

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2013. Evolving Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows of Evolving Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Evolving Systems, Inc. and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 30, 2012

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,785	$8,844
Short-term restricted cash	—	53
Contract receivables, net of allowance for doubtful accounts of $73 and $70 at December 31, 2013 and December 31, 2012, respectively	6,420	4,803
Unbilled work-in-progress, net of allowance of $317 and $295 at December 31, 2013 and December 31, 2012, respectively	2,423	4,802
Deferred income taxes	131	—
Prepaid and other current assets	1,173	1,133
Total current assets	23,932	19,635
Property and equipment, net	342	211
Amortizable intangible assets, net	702	204
Goodwill	17,936	16,510
Long-term restricted cash	24	—
Long-term deferred income taxes	248	27
Other long-term assets	—	6
Total assets	$43,184	$36,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$8	$4
Accounts payable and accrued liabilities	4,479	3,833
Income taxes payable	459	308
Unearned revenue	5,314	1,596
Total current liabilities	10,260	5,741
Long-term liabilities:
Capital lease obligations, net of current portion	11	16
Contingent earn-out obligation	178	—
Total liabilities	10,449	5,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,779,507 shares issued and 11,600,618 outstanding as of December 31, 2013 and 11,566,109 shares issued and 11,387,220 outstanding as of December 31, 2012	12	11
Additional paid-in capital	93,895	91,957
Treasury stock 178,889 shares, at December 31, 2013 and December 31, 2012, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(3,016)	(3,297)
Accumulated deficit	(56,903)	(56,582)
Total stockholders’ equity	32,735	30,836
Total liabilities and stockholders’ equity	$43,184	$36,593

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Years Ended December 31,
	2013	2012	2011
REVENUE
License fees and services	$15,998	$17,622	$9,772
Customer support	9,095	8,625	9,251
Total revenue	25,093	26,247	19,023

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,565	6,734	5,187
Costs of customer support, excluding depreciation and amortization	1,599	1,502	2,232
Sales and marketing	5,364	5,070	6,238
General and administrative	3,644	3,613	3,650
Product development	2,956	3,069	2,484
Depreciation	155	268	342
Amortization	211	400	560
Restructuring and other recovery	558	—	1,100
Total costs of revenue and operating expenses	20,052	20,656	21,793

Income (loss) from operations	5,041	5,591	(2,770)

Other income (expense)
Interest income	11	60	192
Interest income, related party	—	532	619
Interest expense	(20)	(3)	(14)
Other income	87	—	62
Gain on sale of investments	—	891	221
Foreign currency exchange gain (loss)	(39)	(106)	330
Other income (expense), net	39	1,374	1,410

Income (loss) from continuing operations before income taxes	5,080	6,965	(1,360)
Income tax expense (benefit)	1,274	1,401	(405)
Income (loss) from continuing operations	$3,806	$5,564	$(955)
Income from discontinued operations, net of tax	—	—	33,264
Net income	$3,806	$5,564	$32,309

Basic income (loss) per common share - continuing operations	$0.33	$0.49	$(0.09)

Diluted income (loss) per common share - continuing operations	$0.32	$0.48	$(0.09)

Basic income per common share - discontinued operations	$—	$—	$3.06

Diluted income per common share - discontinued operations	$—	$—	$2.97

Basic income per common share - net income	$0.33	$0.49	$2.97

Diluted income per common share - net income	$0.32	$0.48	$2.88

Cash dividends declared per common share	$0.36	$2.00	$2.15

Weighted average basic shares outstanding	11,459	11,278	10,871
Weighted average diluted shares outstanding	11,756	11,529	11,202

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net income	$3,806	$5,564	$32,309

Other comprehensive income:
Foreign currency translation gain (loss)	281	950	(543)
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gain (loss) arising during the year	—	452	(452)
Other comprehensive income (loss), before tax	281	1,402	(995)
Income tax benefit (expense) related to components of other comprehensive income (loss)	—	(168)	168
Other comprehensive income (loss), net of tax	281	1,234	(827)

Comprehensive income	$4,087	$6,798	$31,482

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2010	10,651,431	$11	$87,435	$—	$(3,704)	$(47,985)	$35,757
Stock option exercises	660,069	—	1,964	—	—	—	1,964
Common Stock issued pursuant to the Employee Stock Purchase Plan	5,334	—	33	—	—	—	33
Stock-based compensation expense	—	—	592	—	—	—	592
Excess tax benefits from stock-based compensation	—	—	38	—	—	—	38
Restricted stock issuance, net of cancellations	(2,341)	—	(0)	—	—	—	(0)
Treasury stock	(178,889)	—	—	(1,253)	—	—	(1,253)
Common stock cash dividends	—	—	—	—	—	(23,901)	(23,901)
Net income	—	—	—	—	—	32,309	32,309
Net unrealized losses on investments, related party, net of tax	—	—	—	—	(284)	—	(284)
Foreign currency translation adjustment	—	—	—	—	(543)	—	(543)
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	238,077	—	622	—	—	—	622
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,413	—	7	—	—	—	7
Stock-based compensation expense	—	—	264	—	—	—	264
Excess tax benefits from stock-based compensation	—	—	1,002	—	—	—	1,002
Restricted stock issuance, net of cancellations	12,126	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(22,569)	(22,569)
Net income	—	—	—	—	—	5,564	5,564
Net unrealized losses on investments, related party, net of tax	—	—	—	—	284	—	284
Foreign currency translation adjustment	—	—	—	—	950	—	950
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	123,179	1	487	—	—	—	488
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,582	—	6	—	—	—	6
Stock-based compensation expense	—	—	288	—	—	—	288
Issuance of common stock related to acquisition	71,387	—	741	—	—	—	741
Excess tax benefits from stock-based compensation	—	—	416	—	—	—	416
Restricted stock issuance, net of cancellations	17,250	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,127)	(4,127)
Net income	—	—	—	—	—	3,806	3,806
Foreign currency translation adjustment	—	—	—	—	281	—	281
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,806	$5,564	$32,309
Income from discontinued operations	—	—	33,264
Income (loss) from continuing operations	3,806	5,564	(955)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	155	268	342
Amortization of intangible assets	211	400	560
Amortization of debt issuance costs	18	1	11
Stock based compensation	288	264	573
Accretion of discount on marketable securities	—	(6)	(6)
Gain on sale of marketable securities	—	(891)	(221)
Unrealized foreign currency transaction (gains) and losses, net	39	106	(330)
Provision for doubtful accounts	—	27	—
Provision for unbilled work-in-progress allowance	114	288	—
Expense (benefit) from deferred income taxes	(257)	(340)	(550)
Change in operating assets and liabilities:
Contract receivables	(1,514)	(310)	855
Unbilled work-in-progress	2,444	(3,652)	176
Prepaid and other assets	(28)	468	(417)
Accounts payable and accrued liabilities	(204)	(461)	(1,913)
Unearned revenue	3,543	(1,894)	511
Net cash provided by (used in) operating activities of continuing operations	8,615	(168)	(1,364)
Net cash provided by operating activities of discontinued operations	—	—	6,277
Net cash provided by (used in) operating activities	8,615	(168)	4,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(270)	(79)	(90)
Business combinations, net of cash	(412)	—	—
Proceeds from sale of business, net	—	—	37,509
Purchase of marketable securities	—	—	(5,979)
Purchase of marketable securities, related party	—	—	(16,895)
Proceeds from sale of marketable securities	—	—	6,200
Proceeds from sale of marketable securities, related party	—	17,831	—
Restricted cash	53	—	(2)
Net cash provided by (used in) investing activities of continuing operations	(629)	17,752	20,743
Net cash used in investing activities of discontinued operations	—	—	(670)
Net cash provided by (used in) investing activities	(629)	17,752	20,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(5)	(12)	(10)
Common stock cash dividends	(4,127)	(44,841)	(2,170)
Excess tax benefits from stock-based compensation	416	1,000	—
Purchase of treasury stock	—	—	(1,253)
Proceeds from the issuance of stock	494	630	1,997
Net cash used in financing activities of continuing operations	(3,222)	(43,223)	(1,436)
Net cash used in financing activities of discontinued operations	—	—	(2)
Net cash used in financing activities	(3,222)	(43,223)	(1,438)

Effect of exchange rate changes on cash	177	193	(59)

Net (decrease) increase in cash and cash equivalents	4,941	(25,446)	23,489
Cash and cash equivalents at beginning of year	8,844	34,290	10,801
Cash and cash equivalents at end of year	$13,785	$8,844	$34,290

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$2	$3	$3
Income taxes paid	69	712	1,854
Common stock dividends declared	4,191	22,569	23,901
Property and equipment purchased and included in accounts payable	—	1	10
Unrealized loss on investments, related party	—	—	(452)
Final cash payment related to acquisition	494	—	—
Issuance of common stock related to acquisition	761	—	—
Contingent consideration related to acquisition	178	—	—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards; our cloud-based (SaaS) service activation, self—service mobile applications and data enablement solutions to wireless carriers and Mobile Virtual Network Operators (MVNOs); and our connected devices activation solution, Intelligent M2M Controller that support the activation of M2M devices with intermittent or infrequent usage patterns.

Reclassifications - Certain reclassifications have been made to the 2012 financial statements to conform to the consolidated 2013 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Business Combination — On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a payment on the 1 year anniversary of the transaction of $0.5 million, with such payment being available to secure Telespree’s representations and warranties in the agreement.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  This business combination is reflected in these consolidated financial statements since the acquisition date.  Refer to Note 3, Acquisition, for more information regarding the acquisition.

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition.  The excess of the purchase price over the fair value of assets acquired is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but with the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.  Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to net change in contingent consideration obligation within the consolidated statement of income. Changes in the fair value of the contingent consideration obligation can result from updates in the achievement of financial targets and changes to the weighted probability of achieving those future financial targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that we record in any given period.

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

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchase of Evolving Systems U.K. and Evolving Systems Labs.  These assets are amortized using the straight-line method over their estimated lives.

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

The valuation techniques used to measure our marketable debt securities were derived from quoted prices in active markets for identical assets or liabilities.  Refer to Note 2, Investments, for more information.

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

We recognize revenue from our MDE contracts based on the number of transactions per month multiplied by a factor based on a unique table for transaction volumes relating to each account.

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

Restricted Cash — As of December 31, 2013 we had $24,000 of restricted cash related to securing a letter of credit for our San Francisco, California lease.  The restricted cash will become unrestricted at the expiration of the letter of credit in 2015.   As of December 31, 2012, we had $50,000 of restricted cash related to our headquarters lease and $3,000 related to our Germany lease both of which became unrestricted in 2013.

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

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2013	Allowance for doubtful accounts	$70	$—	$—	$3	$73
2012	Allowance for doubtful accounts	$52	$27	$—	$(9)	$70
2011	Allowance for doubtful accounts	$520	$—	$(468)	$—	$52

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in-Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2013	Allowance for unbilled work-in-progress	$295	$114	$(114)	$22	$317
2012	Allowance for unbilled work-in-progress	$—	$288	$—	$7	$295

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

For the year ended December 31, 2013, one significant customer (defined as contributing at least 10%) accounted for 12% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe. For the year ended December 31, 2012 three significant customers accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico. For the year ended December 31, 2011 one significant customer accounted for 10% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.

As of December 31, 2013, four significant customers accounted for approximately 56% (18%, 15%, 12% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in Africa, Europe, Brazil and Europe.  At December 31, 2012, three significant customers accounted for approximately 46% (21%, 14% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in the Commonwealth of Independent States, Asia and Mexico.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our funds not under any FDIC program were $13.5 million and $5.2 million as of December 31, 2013 and  December 31, 2012, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million for the years ended December 31, 2013, 2012 and 2011.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2013, 2012, or 2011. In addition, we did not have any capitalized internal software development costs included in our December 31, 2013 and 2012 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Recent Accounting Pronouncements — In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02,  Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2012-03, to cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. We adopted ASU 2013-02 effective on a prospective basis for reporting periods beginning January 1, 2013. The adoption of this standard did not affect our financial position or results of operations.

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

NOTE 2 — INVESTMENTS

As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million. During the years ended December 31, 2012 and December 31, 2011 we recorded interest income of $0.5 million and $0.6 million.  We had no interest receivable as of December 31, 2013 and 2012.

NOTE 3 — ACQUISITION

On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, Inc. for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a payment on the 1 year anniversary of the transaction of $0.5 million, with such payment being available to secure Telespree’s representations and warranties in the agreement.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $1.1 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2014. The results of Telespree’s operations have been included in the consolidated financial statements since the acquisition date.

We believe this acquisition complements our activation and SIM management products, adding technology used in the delivery and management of mobile data services to end-users.   Our strategic focus is primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

Total purchase price is summarized as follows:

October 24, 2013
Cash Consideration	$794
Final Cash Payment	494
Stock Consideration (73,281 shares)	761
Estimated Contingent Consideration	178
Total purchase price	$2,227

The fair value of the 73,281 common shares issued was determined based on the closing market price of our common shares on the acquisition date.  As of December 31, 2013, 1,894 shares have not been distributed to the Telespree shareholders.  The value of these shares are approximately $21,000 and are included in our accounts payable and accrued liabilities balance as of December 31, 2013.

The estimated contingent consideration arrangement requires us to pay $0.2 million of additional consideration to Telespree’s former shareholders if we meet certain performance metrics over the three years following the acquisition date.  In each of the years, the former shareholders are entitled to a deferred payment equal to 34 percent of all qualifying revenue in excess of the qualifying revenue threshold for such deferred payment period.  The initial qualifying revenue threshold is $2.3 million, but shall be increased in subsequent years if the qualified revenue falls under the qualifying revenue threshold in the previous period.

The contingent consideration was valued using the Income Approach-Probability Weighted Expected Payment.  Multiple forecasted scenarios were evaluated which include (i) an upside case, (ii) a base case and (iii) a downside case.  We determined the potential Deferred Payment cash flows of Telespree based on each scenario.  The cash flow payments were converted to a present value using a discount rate of 5 percent based on the cost of debt.  Finally, we probability weighted each scenario.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

October 24, 2013
Cash and cash equivalents	$382
Contract receivables	210
Unbilled work-in-progress	150
Intangible assets	718
Prepaid and other current assets	37
Deferred tax asset	98
Other assets, non-current	43
Total identifiable assets acquired	$1,638

Accounts payable and accrued liabilities	$504
Assumed liabilities	4
Total identifiable assets acquired	$508

Net identifiable assets acquired	1,130

Goodwill	1,097
Net assets acquired	$2,227

We recorded $0.7 million in intangible assets as of the acquisition date with a weighted-average amortization period of five to eight years and are amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 3.8, 4.6 and 4.6 years, respectively.  Amortization expense related to the acquired intangible assets resulting from the acquisition, which is included in amortization expense, was approximately $16,000 for the year ended December 31, 2013.

The $1.1 million of goodwill was assigned to the license and service segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of Telespree.  As of December 31, 2013 there were no changes in the recognized amounts of goodwill resulting from the acquisition of Telespree.

Intangible assets related to the Evolving Systems Labs acquisition as of December 31, 2013:

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$439	$9	$430	4.6 yrs
Trademarks and tradenames	63	2	61	3.8 yrs
Customer relationships	216	5	211	4.6 yrs
	$718	$16	$702	4.54 yrs

Pro Forma

The following unaudited pro forma financial information reflects the consolidated results of operations of as if the acquisition of Telespree had taken place on January 1, 2013 and 2012. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2013	2012

Revenue	$27,597	$29,940
Earnings [1]	2,883	4,473

[1] Interest expense of $0.6 million and $0.8 million for the years December 31, 2013 and 2012, respectively was excluded in the pro forma earnings because the debt related to this expense was not assumed in the acquisition of Telespree.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	UK	UK	Goodwill
Balance as of December 31, 2011	$—	$7,059	$8,723	$15,782
Effects of changes in foreign currency exchange rates	—	326	402	728
Balance as of December 31, 2012	$—	$7,385	$9,125	$16,510
Goodwill acquired during the year	1,097	—	—	1,097
Effects of changes in foreign currency exchange rates	—	147	182	329
Balance as of December 31, 2013	$1,097	$7,532	$9,307	$17,936

We conducted our annual goodwill impairment test as of July 31, 2013, and we determined that goodwill was not impaired as of the test date. From July 31, 2013 through December 31, 2013, we believe no events have occurred that may have impaired goodwill.

Evolving Systems, U.K. identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates. As of December 31, 2013 and 2012, Evolving Systems, U.K.’s identifiable intangibles were as follows (in thousands):

	December 31, 2013			December 31, 2012
	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	(1) Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$1,468	$1,468	$—	$1,440	$1,440	$—	4.6 yrs
Trademarks and tradenames	740	740	—	726	674	52	7.0 yrs
Business partnerships	121	121	—	118	118	—	5.0 yrs
Customer relationships	2,168	2,168	—	2,125	1,973	152	5.3 yrs
	$4,497	$4,497	$—	$4,409	$4,205	$204	5.2 yrs

(1)           Changes in intangible values as of December 31, 2013 compared to December 31, 2012 are the direct result of changes in foreign currency exchange rates for the years then ended.

Evolving Systems Labs identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from five to eight years. As of December 31, 2013 Evolving Systems Labs’ identifiable intangibles were as follows (in thousands):

Evolving Systems Labs

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$439	$9	$430	4.6 yrs
Trademarks and tradenames	63	2	61	3.8 yrs
Customer relationships	216	5	211	4.6 yrs
	$718	$16	$702	4.54 yrs

Amortization expense of identifiable intangible assets was $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2013 was as follows (in thousands):

Year ending December 31,
2014	$95
2015	94
2016	94
2017	94
2018	94
Thereafter	231
$702

NOTE 5 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2013	2012
Property and equipment:
Computer equipment and purchased software	$4,361	$4,125
Furniture, fixtures and leasehold improvements	1,094	1,075
	5,455	5,200
Less accumulated depreciation	(5,113)	(4,989)
	$342	$211

	December 31,
	2013	2012
Assets acquired under capital lease:
Original book value	$24	$24
Accumulated amortization	(8)	(4)
Net book value	$16	$20

Depreciation expense was $0.2 million, $0.3 million and $0.3 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Included in computer equipment and purchased software at December 31, 2013 and 2012 are assets under capital lease. Depreciation expense related to assets under capital leases was $4,000, $4,000 and $2,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

	December 31,
	2013	2012
Accounts payable and accrued liabilities:
Accounts payable	$729	$367
Accrued compensation and related expenses	2,129	1,548
Accrued liabilities	1,621	1,918
	$4,479	$3,833

NOTE 6 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A. Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of December 31, 2013.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of the date of this report, there was no borrowing outstanding under this Revolving Facility.

NOTE 7 - INCOME TAXES

The pre-tax income (loss) from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Domestic	$(1,347)	$2,568	$(1,708)
Foreign	6,427	4,397	348
Total	$5,080	$6,965	$(1,360)

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$441	$1,061	$(34)
Foreign	1,015	541	296
State	70	139	(93)
Total current	1,526	1,741	169
Deferred:
Federal	(66)	(732)	(75)
Foreign	(178)	459	(490)
State	(8)	(67)	(9)
Total deferred	(252)	(340)	(574)
Total	$1,274	$1,401	$(405)

As of December 31, 2013, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $6.6 million related to U.S. federal and state jurisdictions.  The federal net operating loss carryforwards expire at various times beginning in 2022 and ending in 2033.  As of December 31, 2013 and 2012, we had state NOL’s of approximately $31.3 million.  The state NOL carryforwards expire at various times beginning in 2018 and ending in 2033.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our $6.6 million of federal NOL’s are primarily windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, will be an increase to additional paid-in capital as opposed to a reduction in tax expense.  During the year 2013, $1.3 million of the federal NOL was realized and increased additional paid-in capital.  Also in 2013, Evolving Systems was subject to alternative minimum tax in the amount of $26,000.  A deferred tax asset in this amount has been established but has a full valuation allowance as of December 31, 2013.  The Internal Revenue Code places certain limitations on the annual amount of NOL’s which can be utilized if certain changes in ownership occur.  Changes in our ownership have not occurred, and our NOL’s are not limited as of December 31, 2013.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,565	$3,088
Research and development credits	303	303
Equity compensation	616	574
AMT/MAT credit	996	931
Depreciable assets	178	165
Intangibles	91	—
Accrued liabilities and reserves	180	—
Total deferred tax assets	4,929	5,061

Deferred tax liabilities:
Undistributed foreign earnings	(777)	(766)
Acquired intangibles	—	(39)
Accrued liabilities and reserves	(42)	(6)
Total deferred tax liability	(819)	(811)

Net deferred tax assets, before valuation allowance	4,110	4,250
Valuation allowance	(3,731)	(4,223)
Net deferred tax asset	$379	$27

Financial statement classification:
Current deferred tax asset	$131	$—
Long-term tax asset	248	27
Net deferred tax asset	$379	$27

In conjunction with the acquisition of Evolving Systems U.K. in November 2004 and Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax liability of $4.6 million and $1.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. This deferred tax liability related to Evolving Systems U.K. and has no impact on our ability to recover our U.S. based deferred tax assets. As of December 31, 2013 and 2012, this deferred tax liability was $0.3 million and $39,000, respectively. This deferred tax liability will be recognized as the identifiable intangibles are amortized.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income/(loss) before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

U.S. federal income tax expense (benefit) at statutory rates	$2,143	$3,368	$(463)
State income tax expense (benefit), net of federal impact	46	139	(8)
Foreign rate differential	(332)	(96)	204
Foreign deemed dividends	871	452	—
Undistributed foreign earnings	—	158	134
Change in valuation allowance	(492)	(1,986)	(247)
Equity compensation	—	—	(253)
Research and development expenses	(859)	(976)	(803)
Foreign taxes	93	288	627
Undistributed foreign earnings assertion	—	(856)	—
Permanent differences and other, net	(196)	910	404
Total tax expense (benefit)	$1,274	$1,401	$(405)

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2013 and 2012, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable have been reduced by the AMT tax benefits from employee stock plan awards. We had net excess tax benefits from employee stock plan awards of $0 and $2,000, respectively for the years ended December 31, 2013 and 2012, which was reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving System Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010.  During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used for offshore product development.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock Dividends

During 2013, our Board of Directors declared and paid a first and second quarter cash dividend of $0.08 per share each and a third and fourth quarter cash dividend of $0.10 per share.  There were no accrued dividends as of December 31, 2013.

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

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

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

NOTE 9 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cost of license fees and services, excluding depreciation and amortization	$29	$18	$39
Cost of customer support, excluding depreciation and amortization	4	4	5
Sales and marketing	24	23	67
General and administrative	207	200	411
Product development	24	19	51
Share based compensation - continuing operations	288	264	573
Discontinued operations	—	—	19
Total share based compensation	$288	$264	$592

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2013 and 2012, 0.2 million and 0.3 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000.  In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants expire no more than ten years from the date of grant.  At December 31, 2013 and 2012, there were approximately 0.2 million and 0.1 million shares, respectively, available for grant under the 2007 Stock Plan, which amounts reflect adjustments made in 2012 as a result of our special dividends (see details below).  At December 31, 2013 and 2012, 0.5 million and 0.4 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the year ended December 31, 2013 and 2012, we awarded a total of 18,500 and 14,000 shares of restricted stock to members of our Board of Directors and senior management, respectively. During the years ended December 31, 2013 and 2012, 25,000 and 9,000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 1,000 and 2,000 shares of restricted stock during years ended December 31, 2013 and 2012, respectively. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As described above, on November 10, 2011, we declared a special cash dividend of $2.00 per share on all of our issued and outstanding common stock, or an aggregate of approximately $22.3 million, which was paid on January 3, 2012. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on January 3, 2012 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $7.46 to $5.80 and an increase in the aggregate number of shares issuable upon exercise of such options by 45,749.  Since our Stock Plan permits, but does not require, antidilution modifications, (ASC) 718, Compensation — Stock Compensation requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in no aggregate difference or additional compensation expense in the twelve months ended December 31, 2012.

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

	For the Years Ended December 31,
	2013	2012	2011
Expected term (years)	6.1	5.7	5.3
Risk-free interest rate	1.31%	0.84%	1.53%
Expected volatility	59.17%	65.23%	66.35%
Expected dividend yield	4.1%	3.5%	3.0%

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2011	817	$7.46	5.06	$1,635
Anti-dilution stock option adjustment [1]	110
Options granted	67	$4.52
Less options forfeited	(51)	$9.36
Less options exercised	(239)	$2.60
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757
Options granted	123	$8.21
Less options forfeited	(28)	$17.30
Less options exercised	(123)	$3.99
Options outstanding at December 31, 2013	676	$5.11	4.76	$3,491

Options exercisable at December 31, 2013	543	$4.49	3.64	$3,206

[1] In 2012, the balance of options outstanding was increased by 109,818 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

The following is a summary of stock options outstanding under the plans as of December 31, 2013:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted Avg.
			Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of			Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices			(in thousands)	(years)	Price	(in thousands)	Price
$0.01	-	$3.20	278	3.90	$1.52	276	$1.52
$3.48	-	$6.63	243	5.63	$4.94	188	$4.76
$7.70	-	$9.34	73	9.92	$9.23	—	$—
$10.46	-	$12.68	27	1.08	$11.75	24	$11.89
$14.30	-	$16.81	45	0.15	$14.34	45	$14.34
$17.13	-	$20.26	10	0.01	$20.26	10	$20.26
			676	4.76	$5.11	543	$4.49

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $3.16, $2.45 and $3.12 respectively.

As of December 31, 2013, there were approximately $0.4 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 3.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.8 million and $2.8 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.2 million and $0.4 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $15,000, $14,000 and $35,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash received from stock option exercises was $0.5 million, $0.6 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2013, there were approximately 70,000 shares available for purchase. For the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense of $2,000, $2,000 and $7,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2013	2012	2011
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.05%	0.08%	0.06%
Expected volatility	44.36%	49.54%	39.99%
Expected dividend yield	4.0%	3.4%	2.7%

Cash received from employee stock plan purchases was approximately $8,000, $7,000 and $33,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  We issued shares related to the ESPP of approximately 1,000, 2,000 and 5,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10 — BENEFIT PLANS

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

During 2013, 2012 and 2011, we recorded a consolidated expense of $0.3 million, $0.3 million and $0.4 million, under the aforementioned plans, respectively.

NOTE 11 — EARNINGS PER SHARE

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

	For the Years Ended December, 31
	2013	2012	2011
Basic income (loss) per share:
Income (loss) from continuing operations	$3,806	$5,564	$(955)
Income from discontinued operations, net of tax	$—	$—	$33,264
Net income	$3,806	$5,564	$32,309

Basic weighted average shares outstanding	11,459	11,278	10,871

Basic income (loss) per share:
Continuing operations	$0.33	$0.49	$(0.09)
Discontinued operations	$—	$—	$3.06
Net Income	$0.33	$0.49	$2.97

Diluted income (loss) per share:
Income (loss) from continuing operations	$3,806	$5,564	$(955)
Income from discontinued operations, net of tax	$—	$—	$33,264
Net income	$3,806	$5,564	$32,309

Weighted average shares outstanding	11,459	11,278	10,871
Effect of dilutive securities - options	297	251	331
Diluted weighted average shares outstanding	11,756	11,529	11,202

Diluted income (loss) per share:
Continuing operations	$0.32	$0.48	$(0.09)
Discontinued operations	$—	$—	$2.97
Net Income	$0.32	$0.48	$2.88

Weighted average options to purchase approximately 0.1 million, 0.2 million and 0.3 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

For the year ended December 31, 2011 continuing operations exclude 0.3 million shares from the diluted share calculation as they were antidilutive as a result of the loss.

NOTE 12  — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, London and Bath, England, Bangalore, India, Kuala Lumpur, Malaysia and San Francisco, California.  Rent expense was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Rent expense is net of sublease rental income of $0 million, $0.3 million and $0.2 for the year ended December 31, 2013, 2012 and 2011, respectively.

Our headquarters facility lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of November 1. Our London, England facility had a six month rent free period at the beginning of its lease starting March 30, 2010. Our Bath, England facility contains a clause that adjusts the lease rate one time over the five year term on September 27, 2012. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$749	$9
2015	314	6
2016	—	6
2017	—	1
2018	—	—
Total minimum lease payments	$1,063	22
Less: Amount representing interest		(3)
Principal balance of capital lease obligations		19
Less: Current portion of capital lease obligations		(8)
Long-term portion of capital lease obligations		$11

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. Accordingly, we did not record any liabilities for these agreements as of December 31, 2013 and 2012.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. We did not record any liabilities for these agreements as of December 31, 2013 and 2012.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2013 and 2012.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2013 and 2012.

(c)                                 Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.  As of December 31, 2013 we are not involved in any legal matters.

NOTE 13  — SEGMENT INFORMATION

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

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (“L&S”) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development, integration services and SaaS service.  Customer support (“CS”) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue
License fees and services	$15,998	$17,622	$9,772
Customer support	9,095	8,625	9,251
Total revenue	25,093	26,247	19,023

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	10,433	10,888	4,585
Customer support	7,496	7,123	7,019
	17,929	18,011	11,604
Unallocated Costs
Other operating expenses	11,964	11,752	12,372
Depreciation and amortization	366	668	902
Restructuring and other recovery	558	—	1,100
Interest income	(11)	(60)	(192)
Interest income, related party	—	(532)	(619)
Interest expense	20	3	14
Other income	(87)	—	(62)
Gain on sale of investments	—	(891)	(221)
Foreign currency exchange (gain) loss	39	106	(330)

Income (loss) from continuing operations before income taxes	$5,080	$6,965	$(1,360)

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

	For the Year Ended December 31, 2013
	L&S	CS	Total
Revenue
United Kingdom	$3,018	$1,903	$4,921
Other	12,980	7,192	20,172
Total revenues	$15,998	$9,095	$25,093

	For the Year Ended December 31, 2012
	L&S	CS	Total
Revenue
United Kingdom	$3,938	$1,999	$5,937
Commonwealth of Independent States	3,548	—	3,548
Mexico	2,187	340	2,527
Other	7,949	6,286	14,235
Total revenues	$17,622	$8,625	$26,247

	For the Year Ended December 31, 2011
	L&S	CS	Total
Revenue
United Kingdom	$1,108	$2,148	$3,256
Indonesia	761	693	1,454
South Africa	827	645	1,472
Other	7,076	5,765	12,841
Total revenues	$9,772	$9,251	$19,023

	December 31,	December 31,
	2013	2012
Long-lived assets, net
United States	$1,840	$47
United Kingdom	16,985	16,842
Other	155	36
	$18,980	$16,925

NOTE 14 — RESTRUCTURING

During the fourth quarter of 2013, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.6 million primarily related to severance for the affected employees. The reduction in workforce was related to the acquisition of Telespree.

As of December 31, 2013, $0.2 million has been paid.  The restructuring liability as of December 31, 2013 was $0.4 million.

During the second and fourth quarter of 2011, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $1.1 million primarily related to severance for the affected employees.

NOTE 15 — DISCONTINUED OPERATIONS

On July 1, 2011, we completed the Asset Sale related to our Numbering Business. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of stockholder approval at a special meeting of stockholders on June 23, 2011. Summary results of operations of the Numbering Business for the year and components of the net gain on the transaction were as follows (in thousands):

For the Years ended December 31, 2011

Revenues	$6,553

Income before income tax	$2,788
Income tax expense	20
Gain on sale of discontinued operations, net of income tax	30,496
Income from discontinued operations, net of income tax	$33,264

The cash proceeds received from the Asset Sale amounted to approximately $39.4 million. Transaction costs were approximately $1.9 million. The net proceeds less transaction costs were $37.5 million. Although the sale was taxable for federal and state income tax purposes,  much of the federal income tax expense was absorbed by our NOL’s and we paid AMT for federal tax purposes plus state taxes.

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

NOTE 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2013
Total revenue	$6,669	$5,785	$6,069	$6,570
Less: cost of revenue and operating expenses	4,888	4,533	4,604	6,027
Income from operations	1,781	1,252	1,465	543
Income before income taxes	1,735	1,438	1,356	551
Net income	$1,173	$909	$920	$804
Net income per common share:
Basic income per common share - net income	$0.10	$0.08	$0.08	$0.07
Diluted income per common share - net income	$0.10	$0.08	$0.08	$0.07

Year Ended December 31, 2012
Total revenue	$5,908	$6,654	$6,834	$6,851
Less: cost of revenue and operating expenses	5,333	5,085	5,152	5,086
Income from operations	575	1,569	1,682	1,765
Income before income taxes	932	2,635	1,572	1,826
Net income	$758	$2,131	$1,238	$1,437
Net income per common share:
Basic income per common share - net income	$0.07	$0.19	$0.11	$0.13
Diluted income per common share - net income	$0.07	$0.19	$0.11	$0.12

NOTE 17 — RELATED PARTY TRANSACTIONS

Effective October 15, 2009, George A. Hallenbeck resigned from our Board of Directors and we entered into a consulting agreement with him to provide consulting services. Mr. Hallenbeck is one of the founders of the Company. Under the consulting agreement, we paid Mr. Hallenbeck an annual fee of $10,000 for his services through May 31, 2012. We had no obligations in the consolidated balance sheets under the agreement as of December 31, 2013 and December 31, 2012. We recorded approximately $0, $4,000 and $10,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2013, 2012 and 2011, respectively.

In connection with the restructuring of our business after the sale of the Numbering Business, we eliminated the position of Sr. Vice President and General Counsel held by Anita T. Moseley, effective July 1, 2011. We entered into a consulting agreement with Ms. Moseley to provide consulting services to the Company through December 31, 2011, which was extended through June 30, 2014 on an as-needed basis. We recorded approximately $82,000, $28,000 and $3,000 of general and administrative expense in the consolidated statements of operations, related to this agreement, for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. We had obligations in the consolidated balance sheets as of December 31, 2013, December 2012 and December 31, 2011 of $3,000, $0 and $125, respectively, related to this agreement.

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

During the year ended December 31, 2011, we purchased $16.9 million of Primus Telecommunications Group, Inc. (“PTGI”) senior secured notes, net of purchase discounts, on the open market through a registered broker dealer. The Singer Family Trust, our largest shareholder, owned approximately 22% of our outstanding common shares and approximately 14% of the outstanding shares of PTGI.  Richard Ramlall, then Senior Vice President of Corporate Development and Chief Communications Officer of PTGI, serves on our board of directors but is not on our Investment Committee of the Board and as such is not involved in any of our investment decisions nor is Mr. Ramlall involved with any oversight of the financial operations of PTGI.  Mr. Ramlall’s employment with PTGI ended in September 2013.

During the years ended December 31, 2012 and December 31, 2011, we recorded interest income of $0.5 million and $0.6 million, respectively, in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 18 — SUBSEQUENT EVENTS

On March 11, 2014, our Board of Directors declared a first quarter cash dividend of $0.10 per share, payable March 31, 2014, to stockholders of record March 24, 2014. We evaluated our December 31, 2013 financial statements for subsequent events. We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance & Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  During the quarter ended December 31, 2013, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2014 Proxy Statement, anticipated to be filed within 120 days of December 31, 2013, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2014 Proxy Statement, anticipated to be filed within 120 days of December 31, 2013, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2014 Proxy Statement, anticipated to be filed within 120 days of December 31, 2013, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2014 Proxy Statement, anticipated to be filed within 120 days of December 31, 2013, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2014 Proxy Statement, anticipated to be filed within 120 days of December 31, 2013, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

2.2

Agreement and Plan of Merger by and among Evolving Systems, Inc., Topaz Merger Sub, Inc., Telespree Communications and Gill Cogan as the exclusive representative of the Effective Time Shareholders and Change in Control Payment Recipients, as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on October 25, 2013 and incorporated herein by reference.

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

3.1(d)

Certificate of Amendment to the Restated Certificate of Incorporation of Evolving Systems, Inc., as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on July 21, 2010 and incorporated herein by reference.

3.1(e)

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as Exhibit 3(i) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.

3.2†	Amended and Restated Bylaws.
3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii)(1) to the Registrant’s Form 8-K filed on August 8, 2007 and incorporated herein by reference.
3(ii)(2)	Amendment to Article IV, Section 17 of the Evolving Systems, Inc. Bylaws, as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.1 (a)*	James E. King Equity Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed March 22, 2007 and incorporated herein by reference.
4.1 (b)	Evolving Systems, Inc. Amended and Restated 2007 Stock Incentive Plan, as filed as Exhibit 4.3 to the Registrant’s Form S-8 filed September 6, 2013 and incorporated herein by reference.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1† *	Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, dated as of January 1, 1998.
10.2† *	Amended and Restated Stock Option Plan.
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
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2013, 2011 and 2010 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 11, 2014
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

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chairman and Chief Executive Officer	March 11, 2014
Thaddeus Dupper

By:	/s/ DANIEL J. MOORHEAD	Vice President, Finance & Administration	March 11, 2014
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 11, 2014
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 11, 2014
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 11, 2014
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 11, 2014
John B. Spirtos