Form 10-Q
period 2014-03-31
EVOLVING SYSTEMS INC
filed 2014-05-06
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were 11,631,975 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,406	$13,785
Short-term restricted cash	24	—
Contract receivables, net of allowance for doubtful accounts of $69 and $73 at March 31, 2014 and December 31, 2013, respectively	5,877	6,420
Unbilled work-in-progress, net of allowance of $320 and $317 at March 31, 2014 and December 31, 2013, respectively	3,190	2,423
Deferred income taxes	133	131
Prepaid and other current assets	1,141	1,173
Total current assets	22,771	23,932
Property and equipment, net	392	342
Amortizable intangible assets, net	679	702
Goodwill	18,090	17,936
Long-term restricted cash	—	24
Long-term deferred income taxes	195	248
Total assets	$42,127	$43,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$7	$8
Accounts payable and accrued liabilities	3,694	4,479
Income taxes payable	497	459
Unearned revenue	4,108	4,287
Total current liabilities	8,306	9,233
Long-term liabilities:
Capital lease obligations, net of current portion	10	11
Contingent earn-out obligation	178	178
Long-term unearned revenue	871	1,027
Total liabilities	9,365	10,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,807,717 shares issued and 11,628,828 outstanding as of March 31, 2014 and 11,779,507 shares issued and 11,600,618 outstanding as of December 31, 2013	12	12
Additional paid-in capital	94,123	93,895
Treasury stock 178,889 shares as of March 31, 2014 and December 31, 2013, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(2,705)	(3,016)
Accumulated deficit	(57,415)	(56,903)
Total stockholders’ equity	32,762	32,735
Total liabilities and stockholders’ equity	$42,127	$43,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
REVENUE
License fees and services	$4,367	$4,507
Customer support	2,215	2,162
Total revenue	6,582	6,669

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,478	1,536
Costs of customer support, excluding depreciation and amortization	420	308
Sales and marketing	1,660	1,301
General and administrative	834	895
Product development	883	713
Depreciation	46	37
Amortization	23	98
Restructuring	211	—
Total costs of revenue and operating expenses	5,555	4,888

Income from operations	1,027	1,781

Other income (expense)
Interest income	3	3
Interest expense	(5)	(6)
Foreign currency exchange loss	(96)	(43)
Other expense, net	(98)	(46)

Income from operations before income taxes	929	1,735
Income tax expense	278	562
Net income	$651	$1,173

Basic income per common share	$0.06	$0.10

Diluted income per common share	$0.05	$0.10

Cash dividend declared per common share	$0.10	$0.08

Weighted average basic shares outstanding	11,621	11,409
Weighted average diluted shares outstanding	11,917	11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income	$651	$1,173

Other comprehensive income (loss):
Foreign currency translation gain (loss)	311	(1,148)
Other comprehensive income (loss)	311	(1,148)

Comprehensive income	$962	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735
Stock option exercises	27,160	—	109	—	—	—	109
Common Stock issued pursuant to the Employee Stock Purchase Plan	156	—	1	—	—	—	1
Stock-based compensation expense	—	—	88	—	—	—	88
Issuance of common stock related to acquisition	1,832	—	19	—	—	—	19
Excess tax benefits from stock-based compensation	—	—	11	—	—	—	11
Restricted stock issuance, net of cancellations	(938)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(1,163)	(1,163)
Net income	—	—	—	—	—	651	651
Foreign currency translation adjustment	—	—	—	—	311	—	311
Balance at March 31, 2014	11,628,828	$12	$94,123	$(1,253)	$(2,705)	$(57,415)	$32,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$651	$1,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46	37
Amortization of intangible assets	23	98
Amortization of debt issuance costs	4	5
Stock based compensation	88	75
Unrealized foreign currency transaction (gains) and losses, net	96	43
Provision for deferred income taxes	54	86
Change in operating assets and liabilities:
Contract receivables	474	(641)
Unbilled work-in-progress	(737)	1,028
Prepaid and other assets	44	219
Accounts payable and accrued liabilities	(758)	(230)
Unearned revenue	(308)	875
Net cash (used in) provided by operating activities	(323)	2,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90)	(15)
Restricted cash	—	2
Net cash used in investing activities	(90)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(3)	(1)
Common stock cash dividends	(1,163)	—
Excess tax benefits from stock-based compensation	11	—
Proceeds from the issuance of stock	110	37
Net cash (used in) provided by financing activities	(1,045)	36

Effect of exchange rate changes on cash	79	(175)

Net (decrease) increase in cash and cash equivalents	(1,379)	2,616
Cash and cash equivalents at beginning of period	13,785	8,844
Cash and cash equivalents at end of period	$12,406	$11,460

Supplemental disclosure of cash and non-cash financing transactions:
Income taxes paid	$33	$37
Common stock dividend declared	—	913
Property and equipment purchased and included in accounts payable	—	10
Issuance of common stock related to acquisition	19	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, Tertio® (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards; our cloud-based (SaaS) service activation, self—service mobile applications and data enablement solutions to wireless carriers and Mobile Virtual Network Operators (MVNOs); and our connected devices activation solution, Intelligent M2M Controller and DataSpreeSM that support the activation of M2M devices.

Reclassifications - Certain reclassifications have been made to the 2013 financial statements to conform to the consolidated 2014 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

Intangible Assets — Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs”).  These assets are amortized using the straight-line method over their estimated lives.

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

Cash and Cash Equivalents — All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

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

Comprehensive Income — Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Restricted Cash — As of March 31, 2014 and December 31, 2013 we had $24,000 of restricted cash related to securing a letter of credit for our San Francisco, California lease.  The restricted cash will become unrestricted at the expiration of the lease in 2015.

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

Recent Accounting Pronouncements — In July 2013, the FASB issued ASU 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for our fiscal year beginning January 1, 2014. We adopted this pronouncement as of January 1, 2014.  We do not expect the adoption of this standard to affect our financial position or results of operations.

NOTE 2 — ACQUISITION

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

We recorded $0.7 million in intangible assets as of the acquisition date with a weighted-average amortization period of five to eight years and are amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 3.8, 4.6 and 4.6 years, respectively.  Amortization expense related to the acquired intangible assets resulting from the acquisition, which is included in amortization expense, was approximately $23,000 for the three months ended March 31, 2014.

The $1.1 million of goodwill was assigned to the license and service segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of Telespree.  As of March 31, 2014 there were no changes in the recognized amounts of goodwill resulting from the acquisition of Telespree.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	UK	UK	Goodwill
Balance as of December 31, 2013	$1,097	$7,532	$9,307	$17,936
Effects of changes in foreign currency exchange rates (1)	—	69	85	154
Balance at March 31, 2014	$1,097	$7,601	$9,392	$18,090

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

We amortized identifiable intangible assets on a straight-line basis over their estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2014 and December 31, 2013, identifiable intangibles were as follows (in thousands):

	March 31, 2014			December 31, 2013			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$439	$23	$416	$439	$9	$430	4.6 yrs
Trademarks and tradenames	63	5	58	63	2	61	3.8 yrs
Customer relationships	216	11	205	216	5	211	4.6 yrs
	$718	$39	$679	$718	$16	$702	4.54 yrs

Amortization expense of identifiable intangible assets was $23,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2014 was as follows (in thousands):

Twelve months ending March 31,
2015	$94
2016	94
2017	94
2018	94
2019	89
Thereafter	214
$679

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Basic income per share:
Net income available to common stockholders	$651	$1,173
Basic weighted average shares outstanding	11,621	11,409
Basic income per share:	$0.06	$0.10

Diluted income per share:
Net income available to common stockholders	$651	$1,173
Weighted average shares outstanding	11,621	11,409
Effect of dilutive securities - options	296	282
Diluted weighted average shares outstanding	11,917	11,691
Diluted income per share:	$0.05	$0.10

For the three months ended March 31, 2014 and 2013, 0.1 million shares, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2014 and 2013.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cost of license fees and services, excluding depreciation and amortization	$16	$7
Cost of customer support, excluding depreciation and amortization	2	1
Sales and marketing	11	5
General and administrative	42	57
Product development	17	5
Total share based compensation	$88	$75

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2014 and December 31, 2013, 0.1 and 0.2 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At March 31, 2014, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended.  At March 31, 2014 and December 31, 2013, 0.6 million and 0.5 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended March 31, 2014 and 2013, there were 0 and 16,000 grants of restricted stock to members of our senior management.  During the three months ended March 31, 2014 and 2013, 2,000 and 6,000 shares of restricted stock vested, respectively.  Approximately 938 and 1,250 shares of restricted stock were forfeited during the three months ended March 31, 2014 and 2013, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $15,000 and $40,000 for the three months ended March 31, 2014 and 2013, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended March 31,
	2014	2013
Expected term (years)	5.9	6.1
Risk-free interest rate	1.69%	0.76%
Expected volatility	55.98%	61.48%
Expected dividend yield	3.90%	3.10%

The following is a summary of stock option activity under the plans for the nine months ended March 31, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2013	676	$5.11	4.76	$3,491
Options granted	155	10.34
Less options forfeited	(91)	13.57
Less options exercised	(55)	5.44
Options outstanding at March 31, 2014	685	$5.14	6.45	$2,877

Options exercisable at March 31, 2014	423	$2.55	4.50	$3,371

There were 154,500 and 33,000 stock options granted during the three months ended March 31, 2014 and 2013. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $3.90 and $2.78, respectively.  As of March 31, 2014, there was approximately $0.9 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.83 years.  The total fair value of stock options vested during the three months ended March 31, 2014 and 2013 was approximately $38,000 and $44,000, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 for the three months ended March 31, 2014 and 2013.

Cash received from stock option exercises for the three months ended March 31, 2014 and 2013 was $0.1 million and $34,000, respectively.

During the three months ended March 31, 2014, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2014, resulted in approximately 7,094 shares issued and 26,376 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended March 31, 2013.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2014, there were approximately 67,000 shares available for purchase.  For the three months ended March 31, 2014 and 2013, we recorded compensation expense of $7,000 and $700, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended March 31,
	2014	2013
Expected term (years)	0.25	0.25
Risk-free interest rate	0.04%	0.10%
Expected volatility	43.24%	46.34%
Expected dividend yield	4.44%	3.63%

Cash received from employee stock plan purchases for the three months ended March 31, 2014 and 2013 was $26,000 and $2,000, respectively.

We issued shares related to the ESPP of approximately 3,000 and 500 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2014, two significant customer (defined as contributing at least 10%) accounted for 28% (17% and 11%) of revenue from operations.  The significant customers for the three months ended March 31, 2014 are large telecommunications operators in Europe and Mexico.  For the three months ended March 31, 2013, two significant customers accounted for 28% (18% and 10%) of revenue from operations. The significant customers for the three months ended March 31, 2013 are large telecommunications operators in the Philippines and Europe.

As of March 31, 2014, two significant customers accounted for approximately 44% (24% and 20%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunication operators in Europe and Africa.  As of December 31, 2013, four significant customers accounted for approximately 56% (18%, 15%, 12% and 11%) of contract receivables and unbilled work-in-progress.  These customers are a large telecommunications operator in Africa, Europe, Brazil and Europe.

NOTE 7 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of March 31, 2014.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is payable monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of March 31, 2014, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.  The net expense during the three months ended March 31, 2014 consisted of current income tax expense of $0.2 million and a deferred tax expense of $57,000. The current tax expense consists primarily of income tax from our U.S.,  U.K. and India based operations and unrecoverable foreign withholding taxes in the U.S. The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended March 31, 2013 consisted of current income tax expense of $0.5 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and income tax from our U.S. and U.K. based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations.

Our effective tax rate of 30% for the three months ended March 31, 2014 decreased from an effective tax rate of 32% for the three months ended March 31, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2014.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems Labs, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.

As of March 31, 2014 and December 31, 2013 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain NOL carryforwards and other tax credits.  These NOL’s are comprised of windfall tax benefits related to stock-based compensation. The $0.3 million of net deferred tax assets as of March 31, 2014, were comprised of the following:

March 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$2,858
Research & Development Credits	303
AMT/MAT credit	966
Stock Compensation	589
Depreciable assets	164
Intangibles	88
Accrued liabilities and reserves	144
Total deferred tax assets	5,112

Deferred tax liabilities
Undistributed Foreign Earnings	$(777)
Total deferred tax liability	(777)

Net deferred tax assets, before valuation allowance	$4,335
Valuation allowance	(4,007)
Net deferred tax asset	$328

As of March 31, 2014 and December 31, 2013 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

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

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenue
License fees and services	$4,367	$4,507
Customer support	2,215	2,162
Total revenue	6,582	6,669

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,889	2,971
Customer support	1,795	1,854
	4,684	4,825
Unallocated Costs
Other operating expenses	3,377	2,909
Depreciation and amortization	69	135
Restructuring	211	—
Interest income	(3)	(3)
Interest expense	5	6
Foreign currency exchange loss	96	43

Income from operations before income taxes	$929	$1,735

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters,  our London-based Evolving Systems U.K. subsidiary and our San Franciso-based Evolving Systems Labs, subsidiary. Additionally, personnel in Bangalore, India provide software development services to our global operations. Financial information relating to operations by geographic region is as follows (in thousands):

	For the Three Months Ended March 31,
	2014			2013
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$1,098	$500	$1,598	$913	$484	$1,397
Nigeria	631	91	722	190	97	287
Mexico	588	114	702	72	104	176
Other	2,050	1,510	3,560	3,332	1,477	4,809
Total revenues	$4,367	$2,215	$6,582	$4,507	$2,162	$6,669

	March 31,	December 31,
	2014	2013
Long-lived assets, net
United States	$1,869	$1,840
United Kingdom	17,146	16,985
Other	146	155
	$19,161	$18,980

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2014 or December 31, 2013.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2014 or December 31, 2013.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2014 or December 31, 2013.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2014 or December 31, 2013.

(b)          Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.  As of March 31, 2014 we are not involved in any legal matters.

NOTE 12 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the acquisition of Telespree in the fourth quarter of 2013.  There was no restructuring expense for the three months ended March 31, 2013.

As of March 31, 2014, $23,000 has been paid.  The restructuring liability as of March 31, 2014 was $0.2 million.

NOTE 13 — SUBSEQUENT EVENTS

On May 6, 2014, our Board of Directors declared a second quarter cash dividend of $0.10 per share, payable May 30, 2014, to stockholders of record May 20, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest network operators worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of OSS.  We offer software products and solutions focused on activation and provisioning: our service activation solution, TSA is used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks;  our SIM card activation solution, DSA is used to dynamically allocate and assign resources to wireless devices that rely on SIM cards, and our connected devices activation solution, DataSpreeSM and IMC supports the activation of M2M devices.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Consolidated revenue decreased to $6.6 million from $6.7 million for three months ended March 31, 2014 and 2013, respectively.  The decrease in revenue is due to lower license and services revenue primarily from DSA.

Our twelve month backlog increased to $13.1 million as of March 31, 2014, compared to $9.8 million as of March 31, 2013.

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

For the Three Months Ended March 31,
2014 vs. 2013
Revenue	$118
Costs of revenue and operating expenses	179
Operating loss	$(61)

The net effect of our foreign currency translations for the three months ended March 31, 2014 was a $0.2 million increase in revenue and a $0.2 million increase in operating expenses versus the three months ended March 31, 2013.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2014	2013
REVENUE
License fees and services	66%	68%
Customer support	34%	32%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services,
excluding depreciation and amortization	22%	23%
Costs of customer support,
excluding depreciation and amortization	6%	5%
Sales and marketing	25%	19%
General and administrative	13%	13%
Product development	14%	11%
Depreciation	1%	1%
Amortization	—	1%
Restructuring and other recovery	3%	—
Total costs of revenue and operating expenses	84%	73%

Income from operations	16%	27%

Other income (expense)
Interest income	0%	0%
Interest expense	(0)%	(0)%
Foreign currency exchange gain (loss)	(2)%	(1)%
Other income (expense), net	(2)%	(1)%

Income from operations before income taxes	14%	26%
Income tax expense	4%	8%
Net income	10%	18%

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

Revenue for the three months ended March 31, 2014 and 2013 was $6.6 million and $6.7 million, respectively.  Decreased revenue in the period is primarily due to decreased license and services revenue from our DSA.

License Fees and Services

License fees and services revenue decreased $0.1 million, or 3%, to $4.4 million for the three months ended March 31, 2014 from $4.5 million for the three months ended March 31, 2013.  The decrease in revenue is primarily related to lower revenue from DSA.

Customer Support

Customer support revenue was $2.2 million for the three months ended March 31, 2014 and 2013.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.9 million and $1.8 million for the three months ended March 31, 2014 and 2013.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization was $1.5 million for the three months ended March 31, 2014 and 2013. As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, was 34% for the three months ended March 31, 2014 and 2013.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 36%, to $0.4 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013.  The increase in costs is primarily related to support fees for software for our DSA product and increased hours spent on support projects during the period.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 19% for the three months ended March 31, 2014 from 14% for the three months ended March 31, 2013.  The increase in costs as a percentage of revenue is primarily the result of the aforementioned increase in expenses during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.4 million, or 28%, to $1.7 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013.  The increase in expenses is related primarily to higher labor, travel and marketing expense primarily related to the acquisition of Evolving Systems, Labs.  As a percentage of total revenue, sales and marketing expenses increased to 25% for the three months ended March 31, 2014 from 20% for the three months ended March 31, 2013. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.1 million, or 7%, to $0.8 million for the three months ended March 31, 2014 from $0.9 million for the three months ended March 31, 2013.  The decrease in general and administrative expenses is primarily the result of lower incentive compensation and professional fees.  As a percentage of revenue, general and administrative expenses were 13% for the three months ended March 31, 2014 and 2013.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.2 million, or 24%, to $0.9 million for the three months ended March 31, 2014 from $0.7 million for the three months ended March 31, 2013.  The increase in product development expenses is primarily related to increased employee related costs due to the acquisition of Evolving Systems, Labs.  As a percentage of revenue, product development expenses for the three months ended March 31, 2014 and 2013, increased to 13% from 11%, respectively.  The increase as a percentage of revenue is primarily due to the aforementioned increase in expense during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense increased $9,000, or 24%, to $46,000 from $37,000 for the three months ended March 31, 2014 and 2013, respectively.  As a percentage of total revenue, depreciation expense for the three months ended March 31, 2014 and 2013, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K and Evolving Systems, Labs.  Amortization expense decreased $0.1 million, or 77% to $23,000 from $0.1 million for the three months ended March 31, 2014 and 2013, respectively.  As a percentage of total revenue, amortization expense for the three months ended March 31, 2014 decreased to 0% from 1% for the three months ended March 31, 2013.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce involving the termination of employees.  Restructuring increased to $0.2 million for the three months ended March 31, 2014.  There were no restructuring expenses for the three months ended March 31, 2013.  As a percentage of revenue, restructuring expense was 3% for the three months ended March 31, 2014 up from 0% for the three months ended March 31, 2013.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $3,000 for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $5,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively. The increase of $1,000 is primarily due to the amortization of interest expense from our capital lease obligations.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were $0.1 million and $43,000 for the three months ended March 31, 2014 and 2013 respectively..  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive income increased to $1.0 million during the three months ended March 31, 2014 compared to $25,000 during the three months ended March 31, 2013. The increase is related to the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Taxes

We recorded net income tax expense of $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.  The net expense during the three months ended March 31, 2014 consisted of current income tax expense of $0.2 million and a deferred tax expense of $57,000. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.S. The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended March 31, 2013 consisted of current income tax expense of $0.5 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and income tax from our U.S. and U.K. based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations.

Our effective tax rate of 30% for the three months ended March 31, 2014 decreased from an effective tax rate of 32% for the three months ended March 31, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2014.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

In conjunction with the acquisition of Evolving Systems Labs, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.

As of March 31, 2014 and December 31, 2013 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.    Such assets primarily consist of certain NOL carryforwards and other tax credits.  These NOL’s are comprised of windfall tax benefits related to stock-based compensation.  See Note 8 to the financial statements for a summary of our net deferred tax asset.

FINANCIAL CONDITION

Our working capital position decreased slightly to $14.5 million as of March 31, 2014 from $14.7 million as of December 31, 2013.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2013 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2014, our principal source of liquidity was $12.4 million in cash and cash equivalents and $5.9 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.

Net cash (used in) provided by operating activities for the three months ended March 31, 2014 and 2013 was ($0.3 million) and $2.8 million, respectively.  The decrease in cash provided by operating activities for the three months ended March 31, 2014 was primarily due to decreases in net income, accounts payable, accrued liabilities and unearned revenue coupled with an increase in unbilled work-in-progress, partially offset by a decrease in contract receivables and prepaid and other assets.

Net cash used in investing activities during each of the three months ended March 31, 2014 and 2013 was $0.1 million and $13,000, respectively.  The increase in cash used in investing activities is primarily due to increased purchase of property and equipment in the three months ended March 31, 2014.

Net cash (used in) provided by financing activities for the three months ended March 31, 2014 and 2013 was ($1.0 million) and $36,000, respectively.  The increase in cash used in financing activities is primarily due to the $0.10 per share common stock cash dividend paid on March 31, 2014.  No dividends were paid during the three months ended March 31, 2013.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2014 of $12.4 million;

•                                                Our working capital balance of $14.5 million;

•                                                Our demonstrated ability to historically generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.10 per share for the first quarter of 2014, and the possibility of future dividends;

•                                                Our backlog as of March 31, 2014 of approximately $13.1 million, including $7.8 million in license fees and services and $5.3 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of March 31, 2014.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2014 and 2013, the effect of exchange rate changes resulted in a $0.1 million increase and $0.2 million decrease to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2014	2013

British pound sterling	0.60089	0.60638

Indian rupee	59.88024	61.91951

	For the Three Months Ended March 31,
Average rates:	2014	2013

British pound sterling	0.60419	0.64276

Indian rupee	61.72488	54.39724

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

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.  We had no pending legal proceedings as of March 31, 2014.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 11, 2014, except with respect to the following:

Dividends - Our Board of Directors has declared a first quarter cash dividend of $0.10 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 6, 2014	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)