Form 10-Q
period 2014-06-30
EVOLVING SYSTEMS INC
filed 2014-08-05
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 001-34261

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

As of July 31, 2014 there were 11,639,597 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,376	$13,785
Short-term restricted cash	24	—
Contract receivables, net of allowance for doubtful accounts of $69 and $73 at June 30, 2014 and December 31, 2013, respectively	6,190	6,420
Unbilled work-in-progress, net of allowance of $328 and $317 at June 30, 2014 and December 31, 2013, respectively	4,461	2,423
Deferred income taxes	98	131
Prepaid and other current assets	1,290	1,173
Total current assets	24,439	23,932
Property and equipment, net	462	342
Amortizable intangible assets, net	655	702
Goodwill	18,504	17,936
Long-term restricted cash	—	24
Long-term deferred income taxes	262	248
Total assets	$44,322	$43,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$8
Accounts payable and accrued liabilities	3,954	4,479
Income taxes payable	807	459
Unearned revenue	4,295	4,287
Total current liabilities	9,061	9,233
Long-term liabilities:
Capital lease obligations, net of current portion	9	11
Contingent earn-out obligation	178	178
Long-term unearned revenue	721	1,027
Total liabilities	9,969	10,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,816,253 shares issued and 11,637,364 outstanding as of June 30, 2014 and 11,779,507 shares issued and 11,600,618 outstanding as of December 31, 2013	12	12
Additional paid-in capital	94,619	93,895
Treasury stock 178,889 shares as of June 30, 2014 and December 31, 2013, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(2,122)	(3,016)
Accumulated deficit	(56,903)	(56,903)
Total stockholders’ equity	34,353	32,735
Total liabilities and stockholders’ equity	$44,322	$43,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
License fees and services	$5,182	$3,518	$9,549	$8,025
Customer support	2,757	2,267	4,972	4,429
Total revenue	7,939	5,785	14,521	12,454

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,513	1,301	2,991	2,837
Costs of customer support, excluding depreciation and amortization	488	401	908	709
Sales and marketing	1,321	1,245	2,981	2,546
General and administrative	943	768	1,777	1,663
Product development	955	684	1,838	1,397
Depreciation	52	37	98	74
Amortization	24	97	47	195
Restructuring	26	—	237	—
Total costs of revenue and operating expenses	5,322	4,533	10,877	9,421

Income from operations	2,617	1,252	3,644	3,033

Other income (expense)
Interest income	4	3	7	6
Interest expense	(4)	(5)	(9)	(11)
Other loss	(27)	—	(27)	—
Foreign currency exchange (loss) gain	(76)	188	(172)	145
Other (expense) income, net	(103)	186	(201)	140

Income from operations before income taxes	2,514	1,438	3,443	3,173
Income tax expense	838	529	1,116	1,091
Net income	$1,676	$909	$2,327	$2,082

Basic income per common share	$0.14	$0.08	$0.20	$0.18

Diluted income per common share	$0.14	$0.08	$0.20	$0.18

Cash dividend declared per common share	$0.10	$0.08	$0.20	$0.16

Weighted average basic shares outstanding	11,635	11,423	11,628	11,416
Weighted average diluted shares outstanding	11,907	11,691	11,912	11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,676	$909	$2,327	$2,082

Other comprehensive income (loss):
Foreign currency translation gain (loss)	583	(288)	894	(1,436)
Other comprehensive income (loss)	583	(288)	894	(1,436)

Comprehensive income	$2,259	$621	$3,221	$646

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735
Stock option exercises	32,651	—	125	—	—	—	125
Common Stock issued pursuant to the Employee Stock Purchase Plan	3,576	—	27	—	—	—	27
Stock-based compensation expense	—	—	201	—	—	—	201
Issuance of common stock related to acquisition	1,832	—	19	—	—	—	19
Excess tax benefits from stock-based compensation	—	—	352	—	—	—	352
Restricted stock issuance, net of cancellations	(1,313)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(2,327)	(2,327)
Net income	—	—	—	—	—	2,327	2,327
Foreign currency translation adjustment	—	—	—	—	894	—	894
Balance at June 30, 2014	11,637,364	$12	$94,619	$(1,253)	$(2,122)	$(56,903)	$34,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,327	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	74
Amortization of intangible assets	47	195
Amortization of debt issuance costs	8	10
Stock based compensation	201	154
Unrealized foreign currency transaction (gains) and losses, net	172	(145)
Provision for deferred income taxes	19	173
Change in operating assets and liabilities:
Contract receivables	240	(902)
Unbilled work-in-progress	(2,232)	2,569
Prepaid and other assets	(74)	68
Accounts payable and accrued liabilities	(383)	(729)
Unearned revenue	(421)	1,883
Net cash provided by operating activities	2	5,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140)	(133)
Restricted cash	—	53
Net cash used in investing activities	(140)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(5)	(2)
Common stock cash dividends	(2,327)	(913)
Excess tax benefits from stock-based compensation	352	240
Proceeds from the issuance of stock	153	116
Net cash used in financing activities	(1,827)	(559)

Effect of exchange rate changes on cash	556	(265)

Net (decrease) increase in cash and cash equivalents	(1,409)	4,528
Cash and cash equivalents at beginning of period	13,785	8,844
Cash and cash equivalents at end of period	$12,376	$13,372

Supplemental disclosure of cash and non-cash financing transactions:
Income taxes paid	$47	$106
Common stock dividend declared	—	913
Property and equipment purchased and included in accounts payable	88	—
Issuance of common stock related to acquisition	19	—

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

Restricted Cash — As of June 30, 2014 and December 31, 2013 we had $24,000 of restricted cash related to securing a letter of credit for our San Francisco, California lease.  The restricted cash will become unrestricted at the expiration of the lease in 2015.

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

Recent Accounting Pronouncements — In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for our fiscal year beginning January 1, 2014. We adopted this pronouncement as of January 1, 2014.   The adoption of this standard did not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. We are evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 2 — ACQUISITION

On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, Inc. for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a payment on the 1 year anniversary of the transaction of $0.5 million, with such payment being available to secure Telespree’s representations and warranties in the agreement.  We are obligated to make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.

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

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

October 24, 2013
Cash and cash equivalents	$382
Contract receivables	210
Unbilled work-in-progress	150
Intangible assets	718
Prepaid and other current assets	37
Deferred tax asset	98
Other assets, non-current	43
Total identifiable assets acquired	$1,638

Accounts payable and accrued liabilities	$504
Assumed liabilities	4
Total identifiable liabilities acquired	$508

Net identifiable assets acquired	1,130

Goodwill	1,097
Net assets acquired	$2,227

We recorded $0.7 million in intangible assets as of the acquisition date with a weighted-average amortization period of five to eight years and are amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 3.8, 4.6 and 4.6 years, respectively.  Amortization expense related to the acquired intangible assets resulting from the acquisition, which is included in amortization expense, was approximately $24,000 and $47,000 for the three and six months ended June 30, 2014, respectively.

The $1.1 million of goodwill was assigned to the license and service segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of Telespree.  As of June 30, 2014 there were no changes in the recognized amounts of goodwill resulting from the acquisition of Telespree.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	UK	UK	Goodwill
Balance as of December 31, 2013	$1,097	$7,532	$9,307	$17,936
Effects of changes in foreign currency exchange rates (1)	—	254	314	568
Balance at June 30, 2014	$1,097	$7,786	$9,621	$18,504

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

We amortized identifiable intangible assets on a straight-line basis over their estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2014 and December 31, 2013, identifiable intangibles were as follows (in thousands):

	June 30, 2014			December 31, 2013			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$439	$37	$402	$439	$9	$430	4.6 yrs
Trademarks and tradenames	63	8	55	63	2	61	3.8 yrs
Customer relationships	216	18	198	216	5	211	4.6 yrs
	$718	$63	$655	$718	$16	$702	4.54 yrs

Amortization expense of identifiable intangible assets was $24,000 and $0.1 million for the three months and $47,000 and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2014 was as follows (in thousands):

Twelve months ending June 30,
2015	$95
2016	94
2017	94
2018	94
2019	86
Thereafter	192
$655

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic income per share:	2014	2013	2014	2013
Net income available to common stockholders	$1,676	$909	$2,327	$2,082
Basic weighted average shares outstanding	11,635	11,423	11,628	11,416
Basic income per share:	$0.14	$0.08	$0.20	$0.18

Diluted income per share:
Net income available to common stockholders	$1,676	$909	$2,327	$2,082
Weighted average shares outstanding	11,635	11,423	11,628	11,416
Effect of dilutive securities - options	272	268	284	275
Diluted weighted average shares outstanding	11,907	11,691	11,912	11,691
Diluted income per share:	$0.14	$0.08	$0.20	$0.18

For the three months ended June 30, 2014 and 2013, 0.2 million and 0.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2014 and 2013, 0.2 million and 0.1 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2014 and 2013 and $0.2 million for the six months ended June 30, 2014 and 2013.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cost of license fees and services, excluding depreciation and amortization	$20	$7	$36	$14
Cost of customer support, excluding depreciation and amortization	2	1	4	2
Sales and marketing	10	6	21	11
General and administrative	48	59	90	116
Product development	33	6	50	11
Total share based compensation	$113	$79	$201	$154

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2014 and December 31, 2013, 0.1 million and 0.2 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2014, there were approximately 0.1 million shares available for grant under the 2007 Stock Plan, as amended.  At June 30, 2014 and December 31, 2013, 0.6 million and 0.5 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended June 30, 2014 and 2013, there were no grants of restricted stock to members of our senior management.  During the six months ended June 30, 2013 there were 16,000 grants of restricted stock to members of our senior management.  No grants of restricted stock were offered during the six months ended June 30, 2014.  During the three months ended June 30, 2014 and 2013, 2,000 and 6,000 shares of restricted stock vested, respectively. During the six months ended June 30, 2014 and 2013, 4,000 and 13,000 shares of restricted stock vested, respectively.    No shares of restricted stock were forfeited during the three months ended June 30, 2014 and 2013.  Approximately 938 and 1,250 shares of restricted stock were forfeited during the six months ended June 30, 2014 and 2013, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $15,000 and $40,000 for the three months ended June 30, 2014 and 2013, respectively, and  $30,000  and  $0.1 million for the six months ended June 30, 2014 and 2013, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	6.3	6.3	6.0	6.1
Risk-free interest rate	1.71%	1.42%	1.69%	0.96%
Expected volatility	54.75%	59.14%	55.88%	60.78%
Expected dividend yield	5.03%	4.83%	3.99%	3.62%

The following is a summary of stock option activity under the plans for the nine months ended June 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2013	676	$5.11	4.76	$3,491
Options granted	169	10.15
Less options forfeited	(118)	12.56
Less options exercised	(59)	5.41
Options outstanding at June 30, 2014	668	$5.03	6.13	$2,660

Options exercisable at June 30, 2014	437	$2.79	4.42	$2,545

There were 14,000 stock options granted during the three months ended June 30, 2014 and 2013. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2014 and 2013 was $2.65 and $2.41, respectively.  As of June 30, 2014, there was approximately $0.8 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.68 years.  The total fair value of stock options vested during the three months ended June 30, 2014 and 2013 was approximately $0.1 million and $39,000, respectively.  The total fair value of stock options vested during the six months ended June 30, 2014 and 2013 was approximately $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 for the three months ended June 30, 2014 and 2013.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $8,000 for the six months ended June 30, 2014 and 2013.

Cash received from stock option exercises for the three months ended June 30, 2014 and 2013 was $17,000 and $0.1 million, respectively.  Cash received from stock option exercises for the six months ended June 30, 2014 and 2013 was $0.1 million, respectively.

During the three months ended March 31, 2014, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2014, resulted in approximately 7,094 shares issued and 26,376 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended June 30, 2014.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2014, there were approximately 65,000 shares available for purchase.  For the three months ended June 30, 2014 and 2013, we recorded compensation expense of $4,000 and $500, respectively, and $11,000 and $1,000, for the six months ended June 30, 2014 and 2013, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.03%	0.06%	0.04%	0.07%
Expected volatility	43.37%	44.00%	43.29%	45.31%
Expected dividend yield	4.67%	4.83%	4.53%	4.16%

Cash received from employee stock plan purchases for the three months ended June 30, 2014 and 2013 was $16,000 and $2,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2014 and 2013 was $43,000 and $4,000, respectively.

We issued shares related to the ESPP of approximately 2,000 and 400 for the three months ended June 30, 2014 and 2013, respectively.  We issued shares related to the ESPP of approximately 6,000 and 800 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2014, three significant customers (defined as contributing at least 10%) accounted for 40% (19%, 11% and 10%) of revenue from operations.  The significant customers for the three months ended June 30, 2014 are large telecommunications operators in Nigeria, United Kingdom and Mexico.  For the three months ended June 30, 2013, one significant customer accounted for 13% of revenue from operations. The significant customer for the three months ended June 30, 2013 is a large telecommunications operator in Saudi Arabia.  For the six months ended June 30, 2014, three significant customers accounted for 37% (14%, 13% and 10%) of revenue from operations. These customers are large telecommunications operators in the United Kingdom, Nigeria and Mexico.  For the six months ended June 30, 2013, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in the Philippines.

As of June 30, 2014, two significant customers accounted for approximately 47% (35% and 12%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunication operators in Nigeria and Mexico.  As of December 31, 2013, four significant customers accounted for approximately 56% (18%, 15%, 12% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Nigeria, United Kingdom, Brazil and Luxembourg.

NOTE 7 — LONG-TERM DEBT

On October 22, 2012, we entered into a $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of June 30, 2014.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is payable monthly, with any outstanding balance due with a final maturity of October 22, 2014.  As of June 30, 2014, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively.  The net expense during the three months ended June 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended June 30, 2013 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and U.K. and income tax from our U.S., U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations.

We recorded net income tax expense of $1.1 million for the six months ended June 30, 2014 and 2013.  The net expense during the six months ended June 30, 2014 consisted of current income tax expense of $1.1 and a deferred tax expense of $47,000.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the six months ended June 30, 2013 consisted of current income tax expense of $0.9 and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 33% for the three months ended June 30, 2014 decreased from an effective tax rate of 37% for the three months ended June 30, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2014.

Our effective tax rate of 32% for the six months ended June 30, 2014 was decreased from our effective tax rate of 34% for the six months ended June 30, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K.

In conjunction with the acquisition of Evolving Systems Labs, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.

As of June 30, 2014 and December 31, 2013 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain NOL carryforwards and other tax credits.  These NOL’s are comprised of windfall tax benefits related to stock-based compensation.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense. The $0.4 million of net deferred tax assets as of June 30, 2014, were comprised of the following:

June 30, 2014
Deferred tax assets:
Net operating loss carryforwards	$2,303
Research & Development Credits	303
AMT/MAT credit	990
Stock Compensation	609
Depreciable assets	144
Intangibles	84
Accrued liabilities and reserves	131
Total deferred tax assets	4,564

Deferred tax liabilities
Undistributed Foreign Earnings	$(842)
Total deferred tax liability	(842)

Net deferred tax assets, before valuation allowance	$3,722
Valuation allowance	(3,362)
Net deferred tax asset	$360

As of June 30, 2014 and December 31, 2013 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom and India.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On May 6, 2014, our Board of Directors declared a second quarter cash dividend of $0.10 per share, payable May 30, 2014, to stockholders of record May 20, 2014.  Previously, our Board of Directors declared a first quarter cash dividend of $0.10 per share, payable March 31, 2014, to stockholders of record March 24, 2014.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
License fees and services	$5,182	$3,518	$9,549	$8,025
Customer support	2,757	2,267	4,972	4,429
Total revenue	7,939	5,785	14,521	12,454

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,669	2,217	6,558	5,188
Customer support	2,269	1,866	4,064	3,720
	5,938	4,083	10,622	8,908
Unallocated Costs
Other operating expenses	3,219	2,697	6,596	5,606
Depreciation and amortization	76	134	145	269
Restructuring	26	—	237	—
Interest income	(4)	(3)	(7)	(6)
Interest expense	4	5	9	11
Other loss	27	—	27	—
Foreign currency exchange loss	76	(188)	172	(145)

Income from operations before income taxes	$2,514	$1,438	$3,443	$3,173

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters, our London-based Evolving Systems U.K. subsidiary and our San Francisco-based Evolving Systems Labs, subsidiary. Additionally, personnel in Bangalore, India provide software development services to our global operations. Financial information relating to operations by geographic region is as follows (in thousands):

	For the Three Months Ended June 30,
	2014			2013
	L&S	CS	Total	L&S	CS	Total
Revenue
Nigeria	$1,495	$119	$1,614	$69	$98	$167
United Kingdom	855	516	1,371	543	454	997
Mexico	485	323	808	229	105	334
Saudi Arabia	172	42	214	725	19	744
Other	2,175	1,757	3,932	1,952	1,591	3,543
Total revenues	$5,182	$2,757	$7,939	$3,518	$2,267	$5,785

	For the Six Months Ended June 30,
	2014			2013
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$1,952	$1,016	$2,968	$1,455	$939	$2,394
Nigeria	2,125	210	2,335	259	194	453
Mexico	1,074	437	1,511	301	209	510
Philippines	858	184	1,042	1,245	115	1,360
Other	3,540	3,125	6,665	4,765	2,972	7,737
Total revenues	$9,549	$4,972	$14,521	$8,025	$4,429	$12,454

	June 30,	December 31,
	2014	2013
Long-lived assets, net
United States	$1,844	$1,840
United Kingdom	17,626	16,985
Other	151	155
	$19,621	$18,980

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2014 or December 31, 2013.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2014 or December 31, 2013.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2014 or December 31, 2013.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2014 or December 31, 2013.

(b)          Litigation

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they are probable of loss and the amount of loss can be reasonably estimated.  As of June 30, 2014 we are not involved in any legal matters.

NOTE 12 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions as a result of the acquisition of Telespree in the fourth quarter of 2013.  Subsequently, an additional expense of $26,000 was incurred in the second quarter relating to the first quarter 2014 reduction in force. There was no restructuring expense for the three or six months ended June 30, 2013.

As of June 30, 2014, $0.2 million has been paid.  The restructuring liability as of June 30, 2014 was $18,000.

NOTE 13 — SUBSEQUENT EVENTS

On August 5, 2014, our Board of Directors declared a second quarter cash dividend of $0.11 per share, payable August 29, 2014, to stockholders of record August 22, 2014.

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

RECENT DEVELOPMENTS

Consolidated revenue increased to $7.9 million and $14.5 million from $5.8 million and $12.5 million for three and six months ended June 30, 2014 and 2013, respectively.  The increase in revenue is due to increased license and services and customer support revenue primarily from DSA.

Our twelve month backlog increased to $12.5 million as of June 30, 2014, compared to $10.3 million as of June 30, 2013.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014 vs. 2013	2014 vs. 2013
Revenue	$143	$261
Costs of revenue and operating expenses	294	473
Operating loss	$(151)	$(212)

The net effect of our foreign currency translations for the three months ended June 30, 2014 was a $0.1 million increase in revenue and a $0.3 million increase in operating expenses versus the three months ended June 30, 2013.  The net effect of our foreign currency translations for the six months ended June 30, 2014 was a $0.3 million increase in revenue and a $0.5 million increase in operating expenses versus the six months ended June 30, 2013.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
License fees and services	65%	61%	66%	64%
Customer support	35%	39%	34%	36%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	19%	22%	21%	23%
Costs of customer support, excluding depreciation and amortization	6%	7%	6%	6%
Sales and marketing	17%	21%	20%	20%
General and administrative	12%	13%	12%	13%
Product development	12%	12%	13%	11%
Depreciation	1%	1%	1%	1%
Amortization	—	2%	—	2%
Restructuring	0%	—	2%	—
Total costs of revenue and operating expenses	67%	78%	75%	76%

Income from operations	33%	22%	25%	24%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Other loss	(0)%	—	(0)%	—
Foreign currency exchange loss	(2)%	3%	(1)%	1%
Other expense, net	(2)%	3%	(1)%	1%

Income from operations before income taxes	31%	25%	24%	25%
Income tax expense	10%	9%	8%	8%
Net income	21%	16%	16%	17%

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

Revenue for the three months ended June 30, 2014 and 2013 was $7.9 million and $5.8 million, respectively.  Revenue for the six months ended June 30, 2014 and 2013 was $14.5 million and $12.5 million, respectively.  Increased revenue in the period is primarily due to increased license and services and customer support revenue from our DSA and TSA products.

License Fees and Services

License fees and services revenue increased $1.7 million, or 47%, to $5.2 million for the three months ended June 30, 2014 from $3.5 million for the three months ended June 30, 2013.  The increase in revenue is due to growth in both the DSA and TSA products.  The DSA growth is primarily related to a DSA subscriber license renewal and revenue from our Telespree acquisition.

License fees and services revenue increased $1.5 million, or 19%, to $9.5 million for the six months ended June 30, 2014 from $8.0 million for the six months ended June 30, 2013.  The increase in revenue is due to growth in both the DSA and TSA products.  The DSA growth is primarily related to our Telespree acquisition and a DSA subscriber license renewal.

Customer Support

Customer support revenue increased $0.4 million, or 22%, to $2.7 million for the three months ended June 30, 2014 from $2.3 million for the three months ended June 30, 2013. The increase is due to higher revenue from DSA as our installed customer base continues to grow.

Customer support revenue increased $0.5 million, or 12%, to $5.0 million for the six months ended June 30, 2014 from $4.5 million for the six months ended June 30, 2013.  The increase is due to higher revenue from DSA as our installed customer base continues to grow.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $2.0 million and $1.7 million for the three months ended June 30, 2014 and 2013.  Costs of revenue, excluding depreciation and amortization, were $3.9 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization increased $0.2 million, or 16%, to $1.5 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013.  The increase in costs of license fees and services is primarily attributable to the operations of Evolving Systems, Labs.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 29% for the three months ended June 30, 2014  from  37% for the three months ended June 30, 2013.  The decrease as a percentage of revenue is primarily due the increase in revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, increased $0.2 million, or 5%, to $3.0 million for the six months ended June 30, 2014 from $2.8 million for the six months ended June 30, 2013.  The increase in costs is primarily attributable to the operations of Evolving Systems, Labs.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 31% for the six months ended June 30, 2014 from 35% for the six months ended June 30, 2013.  The decrease in costs as a percentage of revenue is primarily the result of increased revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, increased $0.1 million, or 22%, to $0.5 million for the three months ended June 30, 2014 from $0.4 million for the three months ended June 30, 2013.  The increase in costs is a result of  additional expenses to support increased revenue during the period.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, was 18% for the three months ended June 30, 2014 and 2013.

Costs of customer support, excluding depreciation and amortization, increased $0.2 million, or 28%, to $0.9 million for the six months ended June 30, 2014 from $0.7 million for the six months ended June 30, 2013.  The increase in costs is a result of additional expenses to support the increased revenue during the period.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased to 18% for the six months ended June 30, 2014 from 16% for the six months ended June 30, 2013.  The increase in costs as a percentage of revenue is primarily the result of the aforementioned increase in expenses during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.1 million, or 6%, to $1.3 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013.  The increase in expenses is primarily attributable to the operations of Evolving Systems, Labs.  As a percentage of total revenue, sales and marketing expenses decreased to 17% for the three months ended June 30, 2014 from 22% for the three months ended June 30, 2013. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to increased revenue during the period.

Sales and marketing expenses increased $0.5 million, or 17%, to $3.0 million for the six months ended June 30, 2014 from $2.5 million for the six months ended June 30, 2013.  The increase in costs is primarily attributable to the operations of Evolving

Systems, Labs.  As a percentage of total revenue, sales and marketing expenses increased to 21% for the six months ended June 30, 2014 froms 20% for the six months ended June 30, 2013.  The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.2 million, or 23%, to $0.9 million for the three months ended June 30, 2014 from $0.7 million for the three months ended June 30, 2013.  The increase in general and administrative expenses is primarily the result of higher incentive pay from improved results during the quarter.  As a percentage of revenue, general and administrative expenses decreased to 12% for the three months ended June 30, 2014 from 13% for the three months ended June 30, 2013.  The decrease in general and administrative expenses as a percentage of revenue is primarily due to increased revenue during the period.

General and administrative expenses increased $0.1 million, or 7%, to $1.8 million from $1.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in costs is primarily related to increased incentive pay from improved results during the period.  As a percentage of total revenue, general and administrative expenses were 13% for the six months ended June 30, 2014 and 2013.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.3 million, or 40%, to $1.0 million for the three months ended June 30, 2014 from $0.7 million for the three months ended June 30, 2013.  The increase in product development expenses is primarily attributable to the operations of Evolving Systems, Labs.  As a percentage of revenue, product development expenses for the three months ended June 30, 2014 and 2013 was 12%.

Product development expenses increased $0.4 million, or 32%, to $1.8 million for the six months ended June 30, 2014 from $1.4 million for the six months ended June 30, 2013.  The increase in product development expenses is primarily attributable to the operations of Evolving Systems, Labs.  As a percentage of revenue, product development expenses for the six months ended June 30, 2014 increased to 13% from 11% for the six months ended June 30, 2013.  The increase as a percentage of revenue is primarily due to the aforementioned increase of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense increased $15,000, or 41%, to $52,000 from $37,000 for the three months ended June 30, 2014 and 2013, respectively.  As a percentage of total revenue, depreciation expense for the three months ended June 30, 2014 and 2013, remained at 1%.

Depreciation expense was $0.1 million for the six months ended June 30, 2014 and 2013, respectively.  As a percentage of total revenue, depreciation expense for the six months ended June 30, 2014 and 2013, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems U.K and Evolving Systems, Labs.  Amortization expense decreased $0.1 million, or 75% to $24,000 from $0.1 million for the three months ended June 30, 2014 and 2013, respectively.  The decrease of amortization expense is due to the identifiable intangible assets acquired through the acquisition of Evolving Systems U.K. were fully amortized as of June 30, 2013.  As a percentage of total revenue, amortization expense for the three months ended June 30, 2014 decreased to 0% from 2% for the three months ended June 30, 2013.

Amortization expense decreased $0.1 million, or 76% to $47,000 from $0.2 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease of amortization expense is due to the identifiable intangible assets acquired through the acquisition of Evolving Systems U.K. were fully amortized as of June 30, 2013. As a percentage of total revenue, amortization expense for the six months ended June 30, 2014 decreased to 0% from 2% for the six months ended June 30, 2013.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions as a result of the acquisition of Telespree.  Restructuring increased to $26,000 for the three months ended June 30, 2014.  There were no restructuring expenses for the three months ended June 30, 2013.  As a percentage of revenue, restructuring expense was 0% for the three months ended June 30, 2014 and 2013.

Restructuring increased to $0.2 million for the six months ended June 30, 2014.  There were no restructuring expenses for the six months ended June 30, 2013.  As a percentage of revenue, restructuring expense was 2% for the six months ended June 30, 2014.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $4,000 and $3,000 for the three months ended June 30, 2014 and 2013, respectively.

Interest income was $7,000 and $6,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $4,000 and $5,000 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $1,000 is primarily due to the amortization of interest expense from our capital lease obligations.

Interest expense was $9,000 and $11,000 for the three months ended June 30, 2014 and 2013, respectively. The decrease of $2,000 is primarily due to the amortization of interest expense from our capital lease obligations.

Foreign Currency Exchange Loss

Foreign currency transaction gains and losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and were ($0.1) million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and ($0.2) million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive income increased to $2.2 million during the three months ended June 30, 2014 compared to $0.6 million during the three months ended June 30, 2013.  For the six months ended June 30, 2014 other comprehensive income increased to $3.2 million from $0.6 million for the six months ended June 30, 2013. The increase is related to the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries and increased net income in the respective periods.

Income Taxes

We recorded net income tax expense of $0.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively.  The net expense during the three months ended June 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the three months ended June 30, 2013 consisted of current income tax expense of $0.4 million and a deferred tax expense of $0.1 million. The current tax expense consists primarily of unrecoverable foreign withholding tax in the U.S. and U.K. and income tax from our U.S., U.K. and India based operations. The deferred tax expense was primarily related to undistributed foreign earnings offset by intangible assets from our U.K. based operations.

We recorded net income tax expense of $1.1 million for the six months ended June 30, 2014 and 2013.  The net expense during the six months ended June 30, 2014 consisted of current income tax expense of $1.1 and a deferred tax expense of $47,000.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Telespree.  The net expense during the six months ended June 30, 2013 consisted of current income tax expense of $0.9 and a deferred tax expense of $0.2 million.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S. and U.K.  The deferred tax expense was primarily related to undistributed foreign earnings offset by a tax benefit related to intangible assets from our U.K.-based operations.

Our effective tax rate of 33% for the three months ended June 30, 2014 decreased from an effective tax rate of 37% for the three months ended June 30, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2014.

Our effective tax rate of 32% for the six months ended June 30, 2014 was decreased from our effective tax rate of 34% for the six months ended June 30, 2013.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K.

In conjunction with the acquisition of Evolving Systems Labs, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.  As of June 30, 2014 and December 31, 2013, this component of the deferred tax asset was $0.1 million.

As of June 30, 2014 and December 31, 2013 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain NOL carryforwards and other tax credits.  These NOL’s are comprised of windfall tax benefits related to stock-based compensation.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.   See Note 8 to the financial statements for a summary of our net deferred tax asset.

FINANCIAL CONDITION

Our working capital position increased $0.7 million, or 5%, to $15.4 million as of June 30, 2014 from $14.7 million as of December 31, 2013.  The majority of the increase in working capital is related to the increase of current assets primarily due to an increase in unbilled work-in-progress offset by a reduction in current liabilities related to accounts payable and accrued liabilities offset by an increase in taxes payable.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2013 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2014, our principal source of liquidity was $12.4 million in cash and cash equivalents and $6.2 million in contract receivables, net of allowances, and $5.0 million of unused availability under our revolving credit facility.

Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 was $2,000 and $5.4 million, respectively.  The decrease in cash provided by operating activities for the six months ended June 30, 2014 was primarily due to increases in unbilled work-in-progress,  and decreases in accounts payable, accrued liabilities and unearned revenue partially offset by a decrease in contract receivables.

Net cash used in investing activities during each of the six months ended June 30, 2014 and 2013 was $0.1 million.  The increase in cash used in investing activities is primarily due to increased purchase of property and equipment in the three months ended June 30, 2014.

Net cash used in financing activities for the three months ended June 30, 2014 and 2013 was $1.8 million and $0.6 million, respectively.  The increase in cash used in financing activities is primarily due  to two $0.10 per share common stock cash dividend paid during the six months ended June 30, 2014.  One $0.08 per share common stock cash dividend was paid during the six months ended June 30, 2013.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2014 of $12.4 million;

•                                                Our working capital balance of $15.4 million;

•                                                Our demonstrated ability to historically generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.10 per share for the first and second quarters of 2014, and the possibility of future dividends;

•                                                Our backlog as of June 30, 2014 of approximately $12.5 million, including $6.3 million in license fees and services and $6.2 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of June 30, 2014.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2014 and 2013, the effect of exchange rate changes resulted in a $0.6 million increase and $0.3 million decrease to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2014	2013
British pound sterling	0.58659	0.60638
Indian rupee	60.06006	61.91951

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2014	2013	2014	2013
British pound sterling	0.59383	0.65105	0.59898	0.64693
Indian rupee	60.29089	55.79831	61.00393	55.10165

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

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.  We had no pending legal proceedings as of June 30, 2014.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 11, 2014, except with respect to the following:

Dividends - Our Board of Directors has declared a first and second quarter cash dividend of $0.10 per share and a third quarter cash dividend of $0.11 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 5, 2014	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)