Form 10-K
period 2014-12-31
EVOLVING SYSTEMS INC
filed 2015-03-17
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $65.9 million as of June 30, 2014.

The number of shares of Common Stock outstanding was 11,666,405 as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2014 year.  Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2014

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems is a provider of software solutions for service enablement, on-device activation and management of services for connected devices for network operators around the world. Our customers rely on us to develop, deploy, integrate, enhance and maintain software solutions supporting their traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks. We maintain long-standing relationships with many major carriers worldwide.  Included among our more than 60 network operator customers are many tier-1 wireless carriers.

We offer software products and solutions in five core areas:

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

•                  Number inventory and management solutions, used by telecoms operators to manage the receipt of number ranges from regulatory bodies, efficient allocation of numbers to subscribers, and rapid recycling of disused numbers.

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

COMPANY BACKGROUND

Evolving Systems was founded in 1985 to provide software and services to the U.S. telecommunications industry.  During our early years our product focus was on solutions that supported number management and number porting. In November 2004, we expanded our product set and geographical reach with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and billing mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services.  Our strategic focus is primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

On July 1, 2011, we sold our numbering solutions business to NeuStar, Inc. for $39.4 million in cash and the assumption of certain liabilities (the “Asset Sale”). As a result of the Asset Sale we no longer sell local number portability or number management solution products in North America.

On October 24, 2013 we acquired privately held Telespree Communications (“Telespree”), now known as Evolving Systems Labs, Inc. (“Evolving Systems Labs”), for an initial payment of approximately $1.6 million, comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  There is an earn-out provision whereby we may potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  In addition, there is a final payment of $0.5 million to be made subject to reduction for certain claims.  The acquisition included technology used in the delivery and management of mobile data services and a portfolio of SaaS based solutions.

INDUSTRY DYNAMICS

The market for communications activation and provisioning solutions is constantly changing. Several key factors are driving carrier demand for next generation solutions, supporting growth for specific products within the sector:

•                       Rapid adoption of smart phones and network-attached tablets is driving increased usage of mobile data;

•                       On-going network investment to provide vastly improved delivery speeds and capacity (Long Term Evolution, or “LTE”/4G);

•                       Pricing pressure within the telecom industry driven by relatively flat subscriber growth, network upgrade costs, subscriber churn, and increased competition from traditional and new market entrants such as Over-the-Top (OTT) services both in the developed and emerging markets; and

•                       The onset of the connected device and M2M markets.

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

As network migrations to 4G/LTE accelerate and pre- and post-pay subscribers continue to drive growth in mobility, the SIM card has emerged as a vital link in the telecom value chain. Capability such as Evolving Systems’ solution for dynamically activating and managing the SIM card is becoming an important component in the operators’ infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience.

We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this emerging growth segment. To date our Dynamic SIM Allocation (“DSA”) solution has activated well over 300 million SIM cards, and in 2014 alone we activated in excess of 120 million SIM cards, providing enhanced functionality and significant operator savings.

PRODUCT PORTFOLIO

Dynamic SIM Allocation™

We introduced our Dynamic SIM Allocation™ solution, or “DSA,” in 2007. DSA offers carriers a dramatically improved alternative to the inefficient traditional SIM distribution and activation practices.

The SIM card is central to the provision of wireless access and services for most networks used today by wireless operators world-wide, as well as next generation 4G LTE technologies.  Typically, SIM cards are pre-provisioned before they are distributed to the retail environment. Pre-provisioning SIM cards requires that network resources (e.g., mobile numbers) be allocated well in advance of the wireless device becoming available for sale.  This leads to poor utilization of numbers and other network resources, increases unnecessary network costs, and delivers a poor user experience.

DSA’s core technological innovation, on which we have a US patent, enables new SIM cards that have not been pre-provisioned to be detected on first use, triggering an efficient, dynamic provisioning process and eliminating the need for pre-provisioning. The SIM activation occurs only when a SIM card is first used.

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

DSA is an integrated solution comprised of several components:

•                        First Use Register (FUR) is responsible for the integration with the network, via SS7/SIGTRAN for 3G networks and DIAMETER for LTE. It detects the first use of a SIM card, enabling the update of the card, and facilitating any optional dialogue with the subscriber in a highly secure manner. It triggers the provisioning process, including the allocation of a definitive International Mobile Subscriber Identity, or “IMSI,” and the Mobile Subscriber Integrated Services Digital Network-Number, or “MSISDN”. The IMSI identifies the SIM, while the MSISDN is used for routing calls to the subscriber.

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

•                  Mobile Broadband Module allows DSA to support activation processes through a rich browser-based dialogue, as well as a dialogue through menus on a phone screen. With the Mobile Broadband Module, carriers can offer a customized experience for subscribers who are activating mobile broadband features for smart phones and/or a wide variety of connected devices.  As part of this experience, DSA can promote smartphone apps on behalf of the network operator or third parties, offering a new way to acquire app users in markets where SIM-only sales are dominant.

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

Tertio Service Activation

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

MDE is a hosted solution that integrates with a mobile carrier’s network and OSS/BSS systems. It was purpose-built for mobile data, and provides the key components a carrier needs in order to launch and grow innovative mobile data services, especially via wholesale channels and using service provider partners. Our solution is aligned with the market dynamic that sees most growth coming from mobile data services, and enables shared and sponsored data plans with differential charging and app-specific control, ideally suited to enterprise or family group users.

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

Number Inventory and Management

Our number inventory solution, Total Number Management™ (TNM), is a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs) as well as other communication identifiers such as URLs and email addresses. TNM focuses on the automation of all number resource management processes, allowing operators to adhere to regulatory requirements and effectively manage the lifecycle of telephone numbers, as well as benefit from time savings and reduced costs.

The major components of TNM are:

•                  Number management: TNM maintains a clean number resource inventory, ensuring accurate status information and avoiding number conflicts.

•                  Vanity/Golden number support: TNM provides the capability to mark numbers as ‘Golden’ or ‘Vanity’ numbers based on user defined criteria. Golden numbers are then protected from the general assignment rules and may only be allocated when specifically requested.

•                  SIM management: TNM provides full lifecycle SIM management to include a standardized SIM card profile and templates, as well as an automated interface to the SIM manufacturer’s system, which reduces cumbersome processes associated with sending orders.

M2M Platform

Evolving Systems offers its Intelligent M2M Controller (“IMC”) solution which virtualizes M2M device connections and optimizes specific use cases frequently seen in typical M2M deployments.  The IMC solution provides a database of subscriber information which enables temporary sessions which greatly improves the efficiency of numbers used by connected devices.  As number plan constraints and number reclamation issues become a more pressing problem for regulators and operators, our IMC solution offers a way to dramatically improve the utilization of numbers and other critical network resources that are increasingly being consumed by the proliferation of M2M and connected devices.

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

CLOUD IMPLEMENTATIONS

We offer some of our products and solutions as a cloud-based software-as-a-service, or SaaS. This enables our customers to get into production quickly and realize the benefits of our solution sooner.

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

PD is expensed as incurred.  For the years ended December 31, 2014, 2013 and 2012, we expensed $3.6 million, $3.0 million and $3.1 million, respectively, in PD costs.  The majority of PD investments in 2014 have gone into the further development and enhancement of our DSA solution.

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

Our solutions and our customers’ infrastructures are complex, and require a high degree of consultative selling which often results in a long sales cycle in excess of twelve months. In addition, our business relies on incremental revenue from existing customers, which requires regular interaction with customers to discuss enhancements to our existing solutions as well as the introduction of new value propositions. The sales team is also responsible for the generation of proactive proposals to prospects, as well as the management and delivery of responses to competitive tenders. This complex, highly involved approach creates a long sales cycle, requiring us to invest a considerable amount of time to developing business opportunities without guaranteed results.

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

Our principal competitors for our Tertio Service Activation solution are Comptel, Amdocs and Oracle (as a result of its acquisition of Metasolv).  In the area of dynamic SIM allocation, we believe we hold a significant leadership position; however, we see occasional competition from Giesecke & Devrient GmbH (as a result of their acquisition of SmartTrust) and HP, as well as a few other smaller regional competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.  Competition for our MDE solution comes from a variety of startups such as ItsOn.  For our TNM solution competition comes from a variety of billing vendors and vendors such as Telcordia/Ericsson.  Due to the nascent nature of the M2M market competition for our IMC Platform comes from M2M platform providers such as Jasper Wireless.

For all of our products, our ability to compete successfully depends on a wide range of factors.  We deliver value by offering competitively priced quality solutions, tailored specifically to our customers’ network topography. After a customer implements our products, we often receive subsequent orders for enhancements to add functionality or increase capacity.  The growth of our solution, and the fact that it would be expensive and time consuming to replace our software, provides us with an incumbent advantage.  Furthermore, many of our customer relationships span five years or more.  We believe all of these factors give us a competitive advantage and can be a barrier to entry for potential competitors.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2014, two significant customers (defined as contributing at least 10%) accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico. For the year ended December 31, 2013 one significant customer accounted for 12% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe. For the year ended December 31, 2012 three significant customers accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 16 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and IMC products.

BACKLOG

We define backlog as sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2014 and 2013, our backlog was approximately $10.6 million and $12.2 million, respectively.  Our backlog at December 31, 2014 was comprised of license fees and services of $5.6 million and customer support of $5.0 million compared to license fees and services of $7.1 million and customer support of $5.1 million at December 31, 2013.

EMPLOYEES

As of December 31, 2014, we employed 194 people including 15 in the United States, 61 in the United Kingdom and 118 in Bangalore, India.  Of our worldwide staff, 83% are involved in product delivery, development, support and professional services, 11% in sales and marketing, and 6% in general administration.

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

ITEM 1A.    RISK FACTORS

General Risk Statement

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

An investment in our common stock involves a high degree of risk.  The risks that we have highlighted here represent the material risks known to us, but they are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our stock could decline and our stockholders may lose part or all of their investment.

Risks Related to Our Business and Industry

We operate a global business that exposes us to currency, economic, regulatory and tax risks.

A significant part of our revenue comes from international sales and emerging markets are a significant focus of our international growth strategy.  Our success delivering solutions internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•                   our ability to effectively staff and manage foreign operations;

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

•                   timely collecting of accounts receivable from customers located outside of the U.S.;

•                   our ability to provide sufficient levels of technical support in different locations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

Approximately forty percent of our revenue is transacted in non-U.S. Dollar denominated currencies (e.g. British Pound Sterling, Swiss Franc and Euro).  As a result, when the U.S. Dollar strengthens, our revenue, when converted to U.S. Dollars, is reduced.  At the same time, approximately 80% of our operating expenses originate overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates, our ability to recover or apply withholding taxes remitted to foreign governments, and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

A single order can have a significant impact on our quarterly or annual results.

Customers’ budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase, making it difficult for us to forecast the timing and size of our contracts. In addition, our sales opportunities in any given quarter and year typically include a few high value opportunities. The delay or failure to close one or more large orders could have a material adverse effect on our results of operations and financial condition and cause our results to vary significantly from quarter to quarter and year to year.

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments.

Implementing our solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer’s unique environment. Often our customers also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Inability to meet these demanding schedules, or quality issues resulting from accelerated delivery schedules, may result in customer dissatisfaction and/or damage our reputation, which could materially harm our business.

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

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs and expected dividend payments for at least the next twelve months, but this could be negatively impacted to the extent we are unable to invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. If the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

The market for our service activation products is mature and the market for our DSA product is evolving.  The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

The market for our service activation product is mature.  Customer demand for our DSA product and enhancements to our DSA product is evolving. Our industry is characterized by rapid technological change, evolving industry standards, changes in carrier requirements and preferences and frequent new service offerings. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Developing new technologies is complex and time-consuming. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Our cloud strategy, or Software as a Service (SaaS), may not be successful.

We offer some of our products as a SaaS implementation and we intend to offer more of our solutions as a cloud offering in the future.  Our cloud strategy will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. Whether we are successful in our cloud strategy depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling cloud-based offerings, continued growth and demand for cloud-based offerings and ensuring that our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.  Our cloud strategy also may fail to achieve success if other companies offering cloud-based services experience data loss, security breaches or service reliability issues that cause consumers to become less willing to accept cloud-based services in general.  Additionally, sales may be limited in certain countries that require or may require the carrier’s data to physically reside within that county’s national boundaries.

If we are unable to properly supervise our software development staff in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts.

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

Our primary markets are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. Our existing and potential competitors include many large domestic and international companies, including some competitors that have substantially greater resources, larger installed customer bases and longer-standing relationships with customers than we do. In addition, some network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.

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

The provisions of our agreements with our customers are designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products, which vary from customer to customer. It is possible that the nature of the damages is not subject to limitations or that these limitations of liability provisions are not effective. Although we carry errors and omissions insurance,  to the extent that any successful product liability claim is not covered by our errors and omissions insurance or exceeds the coverage under our policy, we may be required to pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. As we may subcontract the development of deliverables under customer contracts, we could also be required to indemnify customers for work performed by our subcontractors. We may be able to recover from a subcontractor the amounts we are required to pay to customers due to the subcontractor’s failure to perform but there is no guarantee that we will be able to do so.  Defending against a product liability claim, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Compromises to our privacy safeguards or disclosure of confidential information could impact our business.

During the course of providing our products and services we may collect names, addresses, telephone numbers, credit card data and other personal identification information, or “PII”. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation, the steps we have taken may not be sufficient to prevent the misappropriation or improper disclosure of such PII. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers or potential fines from regulatory authorities. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

Our measures to protect our intellectual property may not be adequate.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 16 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and IMC products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary rights may not be adequate; a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.  Source code, the detailed program commands for our software programs, is critical to our business. If a significant portion of our source code leaks, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality.

If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

Third parties may claim we are infringing their intellectual property rights, or that we have not complied with their license requirements and we may incur significant expenses in resolving these claims.

It is possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. Those claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patents may provide little or no deterrence. We could incur substantial costs in defending against any infringement claim and we could be required to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

Certain software developed or used by Evolving Systems may include so called “open source” software made available under a license which may impose obligations on us in the event we distribute derivative works based on the open source software.  Certain licenses impose obligations that could require us to make source code for a derivative work available to the public or license the derivative work under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided out of our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customer’s subscribers and a security breach could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

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

In some countries, because of local customs and regulations or for language reasons, we do business with our customers through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, payments made to us, as well as conditions surrounding acceptance, may be impacted by factors that are out of our control.  There may also be delays in getting payments made by the end-user customer through the reseller.  We have experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows.  Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

Our international operations subject us to potential liability under anti-corruption laws and regulations.

Our international business operations are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  To the extent we do business through Evolving Systems UK, we are also subject to the U.K. Bribery Act of 2010.  In addition, many countries in which we do business have their own anti-bribery rules and regulations. Under these regulations, we may be held liable for actions taken by our local partners and agents, even if such parties act without our knowledge.  Any determination that we have violated the FCPA or the Bribery Act of 2010 (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of anti-bribery legislation inadvertently and thus negatively impact our business.

Acquisitions and strategic alliances may have an adverse effect on our business.

We have made, and we expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy.  We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position.  These transactions involve significant challenges and risks, including that the transaction does not advance our business strategy, that we get no satisfactory return on our investment, that we have difficulty integrating operations, new technologies, products or employees, or that the transaction distracts management and employees from our other businesses. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the reduction of cash available for operations and the incurrence of debt. These events could adversely affect our operating results or financial condition.

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

As a result of operating as a smaller public company, we may experience challenges in complying with rules and regulations of federal, state and financial market exchange entities, and our management is required to devote substantial time to comply with new and ongoing regulatory initiatives.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). It is possible that future requirements could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial positions or results of operation. In addition, our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities.  We regularly assess our implementation of applicable accounting principles and the adequacy of our provision for income taxes, but we are a relatively small company and our business is complex; the final determination of any tax authority, upon examination of our income tax returns, could have an adverse effect on our operating results and financial position.

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

Adverse economic or market conditions may harm our business.

Unsettled financial markets, higher interest rates, inflation, levels of unemployment and worsening economic conditions could adversely affect demand for our products and services as consumers and businesses may postpone spending in response to these conditions.  Challenging economic and market conditions may also result in:

•                  difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•                  pricing pressure that may adversely affect revenue and gross margin;

•                  lengthening sales cycles and slowing deployments;

•                  increased competition for fewer projects and sales opportunities;

•                  increased risk of charges relating to write off of goodwill and other intangible assets; and

•                  customer and reseller financial difficulty and greater difficulty collecting accounts receivable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	5,092	11/30/17
Bath, England	5,100	9/26/15
London, England	2,765	3/24/15
Bangalore, India	12,300	8/18/15
Kuala Lumpur, Malaysia	1,042	7/14/15

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.  Our London, England office lease terminates on March 24, 2015.  We have entered into a new lease effective March 3, 2015 at a new location in London, England.  Refer to Note 17 — Subsequent Events of this Annual Report on Form 10-K.

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

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOL.”  The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	For the Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$11.11	$8.42	$7.28	$5.90
Second Quarter	$9.28	$7.78	$6.66	$5.57
Third Quarter	$10.50	$8.99	$9.75	$6.72
Fourth Quarter	$11.38	$8.94	$11.19	$9.34

As of March 12, 2015, there were approximately 70 holders of record of our common stock.

Dividends

Our Board of Directors declared a cash dividend of $0.10 per share during the first and second quarters of 2014 and a cash dividend of $0.11 per share during the third and fourth quarters of 2014.  During the first and second quarters of 2013, our Board of Directors declared a cash dividend of $0.08 per share and a $0.10 per share cash dividend during the third and fourth quarters of 2013. There can be no guarantee that we will continue to pay dividends. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, our revolving credit facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ US MicroCap Total Stock Market Software index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2009 and its relative performance is tracked through 12/31/2014.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2014, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
		(in thousands, except per share amounts)

Revenue	$29,680	$25,093	$26,247	$19,023	$22,816
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	7,648	7,164	8,236	7,419	8,616
Sales and marketing	5,734	5,364	5,070	6,238	6,410
General and administrative	3,638	3,644	3,613	3,650	4,465
Product development	3,643	2,956	3,069	2,484	2,486
Depreciation	246	155	268	342	347
Amortization	95	211	400	560	688
Restructuring and other expense	237	558	—	1,100	—
Income (loss) from operations	8,439	5,041	5,591	(2,770)	(196)
Interest and other income (expense), net	(34)	39	842	791	(210)
Interest and other income, related parties, net	—	—	532	619	—
Income tax expense (benefit)	2,797	1,274	1,401	(405)	(422)
Income (loss) from continuing operations	5,608	3,806	5,564	(955)	16
Income from discontinued operations, net of tax (1)	—	—	—	33,264	5,337
Net income	$5,608	$3,806	$5,564	$32,309	$5,353

Basic income per common share - net income	$0.48	$0.33	$0.49	$2.97	$0.53
Diluted income per common share - net income	$0.47	$0.32	$0.48	$2.88	$0.49
Weighted average basic shares outstanding	11,642	11,459	11,278	10,871	10,174
Weighted average diluted shares outstanding	11,926	11,756	11,529	11,202	10,815
Cash dividend declared per common share (2) (3)	$0.42	$0.36	$2.00	$2.15	$0.15

Working capital	$15,794	$14,699	$13,894	$11,672	$11,812
Total assets	44,232	43,184	36,593	75,042	50,451
Stockholders’ equity	$34,052	$32,735	$30,836	$44,712	$35,757

(1)                       On July 1, 2011, we completed the Asset Sale of our Numbering Solutions Business for $39.4 million in cash and the assumption of certain liabilities to the buyer. The Asset Sale qualified for treatment as discontinued operations during the second quarter of 2011 upon receipt of shareholder approval at a special meeting of shareholders on June 23, 2011. This divested business is reflected in these consolidated financial statements as discontinued operations and historical information related to the divested business has been reclassified accordingly.

(2)                       On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.3 million in total, net of treasury stock, payable on January 3, 2012, to stockholders of record December 12, 2011. The dividend was accrued as of December 31, 2011 for $22.3 million and paid on January 3, 2012. During 2011, our Board of Directors declared and paid a first, second and third quarter cash dividend of $.05 per share each.

(3)                       During 2012, our Board of Directors declared and paid a first, third and fourth quarter cash dividend of $0.05 per share each and a second and fourth quarter special cash dividend of $1.70 and $0.15 per share, respectively.  There were no accrued dividends as of December 31, 2012.  In addition, the special cash dividend declared in the fourth quarter 2011 of $2.00 per share was paid in January 2012.

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

RECENT DEVELOPMENTS

We reported net income of $5.6 million, $3.8 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our ending backlog at December 31, 2014 was $10.6 million, consisting of $5.6 million of license and services and $5.0 million of customer support compared to total backlog of $12.2 million at December 31, 2013.

On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, for an initial payment of approximately $1.6 million comprised, of approximately $0.8 million in cash and approximately $0.8 million in stock We also agreed to make a subsequent payment of $0.5 million, subject to reduction for certain claims which has not been made to date.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  Evolving Systems Labs’ SaaS services revenue is included as a component of our DSA license fees and services revenue.

We declared and paid a $0.10 cash dividend per share in the first and second quarters of 2014 and a $0.11 cash dividend per share in the third and fourth quarters of 2014.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2014 and 2013 are a result of the U.S. Dollar weakening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2014 vs. 2013	2013 vs. 2012
Revenue	$404	$(17)
Costs of revenue and operating expenses	460	(443)
Operating (loss) gain	$(56)	$426

The net effect of our foreign currency translations for the year ended December 31, 2014 was a $0.4 million increase in revenue and a $0.5 million increase in operating expenses versus the year ended December 31, 2013. The net effect of our foreign currency translations for the year ended December 31, 2013 was a $17,000 decrease in revenue and a $0.4 million decrease in operating expenses versus the year ended December 31, 2012.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	Change	2013	2012	Change
REVENUE
License fees and services	$19,738	$15,998	$3,740	$15,998	$17,622	$(1,624)
Customer support	9,942	9,095	847	9,095	8,625	470
Total revenue	29,680	25,093	4,587	25,093	26,247	(1,154)

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,782	5,565	217	5,565	6,734	(1,169)
Costs of customer support, excluding depreciation and amortization	1,866	1,599	267	1,599	1,502	97
Sales and marketing	5,734	5,364	370	5,364	5,070	294
General and administrative	3,638	3,644	(6)	3,644	3,613	31
Product development	3,643	2,956	687	2,956	3,069	(113)
Depreciation	246	155	91	155	268	(113)
Amortization	95	211	(116)	211	400	(189)
Restructuring and other recovery	237	558	(321)	558	—	558
Total costs of revenue and operating expenses	21,241	20,052	1,189	20,052	20,656	(604)
Income (loss) from operations	8,439	5,041	3,398	5,041	5,591	(550)

Interest income	19	11	8	11	60	(49)
Interest income, related party	—	—	—	—	532	(532)
Interest expense	(17)	(20)	3	(20)	(3)	(17)
Other income	(27)	87	(114)	87	—	87
Gain on sale of investments	—	—	—	—	891	(891)
Foreign currency exchange gain (loss)	(9)	(39)	30	(39)	(106)	67
Other income (expense), net	(34)	39	(73)	39	1,374	(1,335)

Income before income taxes	8,405	5,080	3,325	5,080	6,965	(1,885)
Income tax expense	2,797	1,274	1,523	1,274	1,401	(127)
Net income	$5,608	$3,806	$1,802	$3,806	$5,564	$(1,758)

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2014	2013	2012
REVENUE
License fees and services	67%	64%	67%
Customer support	33%	36%	33%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	19%	22%	25%
Costs of customer support, excluding depreciation and amortization	6%	6%	6%
Sales and marketing	19%	21%	19%
General and administrative	12%	15%	14%
Product development	12%	12%	12%
Depreciation	1%	1%	1%
Amortization	0%	1%	2%
Restructuring and other recovery	1%	2%	—%
Total costs of revenue and operating expenses	70%	80%	79%

Income (loss) from operations	30%	20%	21%

Other income (expense)
Interest income	0%	0%	0%
Interest income, related party	—%	—%	2%
Interest expense	(0)%	(0)%	(0)%
Other income	(1)%	0%	—%
Gain on sale of investments	—%	—%	3%
Foreign currency exchange gain (loss)	(0)%	(0)%	(0)%
Other income (expense), net	(1)%	0%	5%

Income before income taxes	29%	20%	26%
Income tax expense	10%	5%	5%
Net income	19%	15%	21%

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

License Fees and Services

License fees and services revenue increased 23%, or $3.7 million to $19.7 million for the year ended December 31, 2014 compared to $16.0 million for the year ended December 31, 2013.  The increase in license fee and services revenue is due to an increase in DSA revenue primarily related to increased First User Activations (“FUAs”) and revenue generated from Evolving Systems Labs, which we acquired in October 2013.

License fees and services revenue decreased 9%, or $1.6 million to $16.0 million for the year ended December 31, 2013 compared to $17.6 million for the year ended December 31, 2012.  The decrease in license fee and services revenue is due to a decline in DSA and Tertio Service Activation (“TSA”) revenues of $1.1 million and $0.5 million, respectively.

Customer Support

Customer support revenue increased 9%, or $0.8 million, to $9.9 million for the year ended December 31, 2014 from $9.1 million for the year ended December 31, 2013.  The increase in customer support revenue is primarily due to an increase in our installed customer base for DSA.

Customer support revenue increased 5%, or $0.5 million, to $9.1 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012.  The increase in customer support revenue is primarily due to an increase in our installed customer base for DSA offset by a decline in our installed customer base for TSA.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $7.6 million, $7.2 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services increased 4%, or $0.2 million, to $5.8 million for the year ended December 31, 2014 from $5.6 million for the year ended December 31, 2013.  The increase in costs was primarily the result of increases in travel, subcontractor and incentive compensation, all of which resulted from revenue growth.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 29% for the year ended December 31, 2014 from 35% for the year ended December 31, 2013.  The decrease in costs as a percentage of licenses fees and services revenue is primarily related to the increased revenue during the period.

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

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support increased 17%, or $0.3 million, to $1.9 million for the year ended December 31, 2014 from $1.6 million for the year ended December 31, 2013.  The increase in costs is related to embedded software maintenance and subcontracted support services. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, increased slightly to 19% for the year ended December 31, 2014 from 18% for the year ended December 31, 2013. The increase in costs as a percentage of customer support revenue is due primarily to the aforementioned increase in costs during the period.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses increased 7%, or $0.3 million, to $5.7 million for the year ended December 31, 2014 from $5.4 million for the year ended December 31, 2013.  The increase in costs is primarily related to increased headcount and travel expenses.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2014 decreased to 19% from 21% for the year ended December 31, 2013.  The decrease as a percentage of revenue is due to increased revenue.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses for each of the years ended December 31, 2014 and 2013, was $3.6 million.  Expenses for the year ended December 31, 2014 were affected primarily by higher incentive compensation but were offset by decreased professional fees.  As a percentage of total revenue, general and administrative expenses decreased to 12% for the year ended December 31, 2014 from 15% for the year ended December 31, 2013.  The decrease in expenses as a percentage of revenue is related to the increased revenue during the period.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses increased 23%, or $0.6 million, to $3.6 million for the year ended December 31, 2014 from $3.0 million for the year ended December 31, 2013.  The increase in costs was related to additional hours spent on research and development projects and higher incentive compensation.  As a percentage of total revenue, product development expenses were 12% for the years ended December 31, 2014 and 2013.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses were $0.2 million for the years ended December 31, 2014 and 2013.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2014 and 2013.

Depreciation expenses decreased 42%, or $0.1 million, to $0.2 million for the year ended December 31, 2013 from $0.3 million for the year ended December 31, 2012.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2013 and 2012.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems U.K. and Evolving Systems Labs.  Amortization expense decreased 55%, to $0.1 million for the year ended December 31, 2014 from $0.2 million for the year ended December 31, 2013.  The decrease in amortization expense was due to intangible assets relating to the acquisition of Evolving Systems U.K. becoming fully amortized as of June 30, 2013.  As a percentage of revenue, amortization expense decreased to less than 1% for the year ended December 31, 2014 from 1% for the year ended December 31, 2013.  The decrease of amortization expense as a percentage of total revenue is due increased revenue and to the aforementioned decrease of expense.

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

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce involving the termination of employees.  Restructuring decreased to $0.2 million for the year ended December 31, 2014 from $0.6 million for the year ended December 31, 2013.  Restructuring expense for both years was a result of the acquisition of Telespree.  As a percentage of revenue, restructuring expense decreased to 1% for the year ended December 31, 2014 from 2% for the year ended December 31, 2013.  The decrease of amortization expense as a percentage of total revenue is due increased revenue and to the aforementioned decrease of expense.

Restructuring increased to $0.6 million for the year ended December 31, 2013 from $0 for the year ended December 31, 2012.  The increase in restructuring expense was a result of the acquisition of Telespree.  As a percentage of revenue, restructuring expense increased to 2% for the year ended December 31, 2013 from 0% for the year ended December 31, 2012.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income increased 73%, or $8,000, to $19,000 for the year ended December 31, 2014 from $11,000 for the year ended December 31, 2013.

Interest income decreased 98%, or $0.6 million, to $11,000 for the year ended December 31, 2013 from $0.6 million for the year ended December 31, 2012. The decrease was primarily due to the sale of our long-term investments in the second quarter of 2012.

Interest Expense

Interest expense includes interest expense on our long-term debt and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2014 decreased 15%, or $3,000, to $17,000 as compared to $20,000 for the year ended December 31, 2013.  This decrease was primarily due to the amortized costs related to our Loan and Security Agreement and interest expense from our capital leases.  Refer to Note 6, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Loan and Security Agreement.

Interest expense for the year ended December 31, 2013 increased 567%, or $17,000, to $20,000 as compared to $3,000 for the year ended December 31, 2012.  This increase was primarily due to the amortized costs related to our Loan and Security Agreement and interest expense from our capital leases.

Gain on Sale of Investments

Gain on the sale of investments for the year ended December 31, 2012 of $0.9 million is a result of the sale of long-term investments in the second quarter of 2012.  There were no gains recorded in the years ended December 31, 2014 and 2013.

Gain (Loss) on Foreign Exchange Transactions

Gain (loss) on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss of $9,000 for the year ended December 31, 2014 compared to a $39,000 loss for the year ended December 31, 2013 resulted in a year over year gain of 77% or $30,000.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

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

Income Tax Expense

We recorded income tax expense of $2.8 million, $1.3 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The net expense during year ended December 31, 2014 consisted of current income tax expense of $3.1 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S.  U.S. income taxes payable of $1.4 million were offset due to realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets in the U.S.  In addition, we had a deferred tax expense from our U.K.-based operations and Evolving Systems Labs related to a decrease in net deferred tax assets including intangible assets.

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

Our effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 33%, 25% and 20%, respectively.  The effective tax rate increases during 2013 and 2014 are primarily attributable to the higher profits from our U.K. subsidiary.

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.

The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2014. Undistributed foreign earnings for the year ended December 31, 2014 are approximately $0.5 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2014 and 2013, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $15.8 million at December 31, 2014 reflects an increase of $1.1 million from our working capital position of $14.7 million at December 31, 2013.  The increase is primarily related to an increase in our accounts receivable and unbilled work-in-progress offset by a decrease in deferred revenue and partially offset by an increase in tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2014, our principal sources of liquidity were $9.8 million in cash and cash equivalents, $9.2 million in contract receivables, net of allowances and $5.0 million of unused availability under our revolving credit facility.  Refer to Note 6, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding our revolving credit facility.

Net cash provided by (used in) operating activities for the year ended December 31, 2014, 2013 and 2012 was ($0.4) million, $8.6 million and ($0.2) million, respectively.  The decrease in cash provided by operating activities for the year ended December 31, 2014 was primarily due to a decrease in unearned revenue and an increase unbilled work-in-progress and contract receivables.

The increase in cash provided by operating activities for the year ended December 31, 2013 compared to 2012 was due to an increase in unearned revenue, a decrease in unbilled work-in-progress offset by an increase in contract receivables and in accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities was ($0.6) million, ($0.6) million and $17.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Cash used in investing activities for the year ended December 31, 2014 was related the purchase of property and equipment.  During 2014, 2013 and 2012, we purchased $0.6 million, $0.3 million and $0.1 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.  Refer to Note 3, Acquisition, of our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the acquisition.

Net cash used in investing activities for the year ended December 31, 2013 was ($0.6) million compared to net cash provided for the year ended December 31, 2012 of $17.8 million.  The 2013 use of cash related to the acquisition of Evolving Systems Labs and increased purchase of property and equipment.  An initial payment of $0.4 million, net of cash received was paid in 2013 for the acquisition of Evolving Systems Labs.  Cash provided by in 2012 was primarily related to the sale of marketable securities.

Net cash used in financing activities was ($3.2) million, ($3.2) million and ($43.2) million for the years ended December 31, 2014, 2013 and 2012, respectively.  The net cash used in financing activities is due primarily to payments of $4.9 million in dividends offset by a $1.4 million in windfall tax benefits from stock-based compensation and $0.3 million in proceeds from the exercise of stock options. The net cash used in financing activities during 2013 is due to payments of $4.1 million in dividends offset by a $0.4 million in windfall tax benefits from stock-based compensation and $0.5 million in proceeds from the exercise of stock options. The net cash used in financing activities during 2012 is primarily due to payments of $44.8 million for common stock dividends, partially offset by $1.0 million of windfall tax benefits related to stock-based compensation and $0.6 million of proceeds from the exercise of stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2014 of $9.8 million;

•                  Our working capital balance of $15.8 million;

•                  Our $5.0 million of unused availability under our revolving credit facility;

•                  Our ability to historically generate positive operating cash flows;

•                  The declaration of our quarterly cash dividends of $0.10 per share for the first and second quarters and $0.11 per share in the third and fourth quarters of 2014 and the possibility of future dividends;

•                  Our backlog of approximately $10.6 million, including $5.6 million in license fees and services and $5.0 million in customer support at December 31, 2014; and

•                  Our planned capital expenditures of less than $1.0 million during 2015.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2014, 2013 and 2012, the effect of exchange rate changes resulted in a $0.2 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2014, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2015	2016	2017	2018 and Thereafter
Capital lease	$13	$6	$6	$1	$—
Operating leases	532	327	106	99	—
Total commitments	$545	$333	$112	$100	$—

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

We performed our annual goodwill impairment test as of July 31, 2014, at which time we had $18.4 million of goodwill included in the following reporting units, License and Services (“L&S”) — U.S. of $1.1 million, U.K. of $7.8 million and Customer Support (“CS”) — U.K. of $9.5 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2014 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.

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

We did not capitalize any internal software development costs during the years ended December 31, 2014, 2013, or 2012. In addition, we did not have any capitalized internal software development costs included in our December 31, 2014 and 2013 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2014	2013
British pound sterling	0.64169	0.60638
Indian rupee	63.13131	61.91951

	For the Years Ended December 31,
Average rates:	2014	2013	2012
British pound sterling	0.60724	0.63921	0.63009
Indian rupee	61.14301	58.62059	53.84249

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Evolving Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 17, 2015

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$9,781	$13,785
Contract receivables, net of allowance for doubtful accounts of $43 and $73 at December 31, 2014 and December 31, 2013, respectively	9,182	6,420
Unbilled work-in-progress, net of allowance of $306 and $317 at December 31, 2014 and December 31, 2013, respectively	4,995	2,423
Prepaid and other current assets	1,331	1,173
Deferred income taxes	80	131
Total current assets	25,369	23,932
Property and equipment, net	659	342
Amortizable intangible assets, net	608	702
Goodwill	17,010	17,936
Long-term restricted cash	—	24
Long-term deferred income taxes	586	248
Total assets	$44,232	$43,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$8
Accounts payable and accrued liabilities	4,460	4,479
Income taxes payable	1,227	459
Unearned revenue	3,883	4,287
Total current liabilities	9,575	9,233
Long-term liabilities:
Capital lease obligations, net of current portion	7	11
Contingent earn-out obligation	178	178
Unearned revenue - Long term	420	1,027
Total liabilities	10,180	10,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,843,564 shares issued and 11,664,675 outstanding as of December 31, 2014 and 11,779,507 shares issued and 11,600,618 outstanding as of December 31, 2013	12	12
Additional paid-in capital	96,005	93,895
Treasury stock 178,889 shares, at December 31, 2014 and December 31, 2013, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(4,534)	(3,016)
Accumulated deficit	(56,178)	(56,903)
Total stockholders’ equity	34,052	32,735
Total liabilities and stockholders’ equity	$44,232	$43,184

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	For the Years Ended December 31,
	2014	2013	2012
REVENUE
License fees and services	$19,738	$15,998	$17,622
Customer support	9,942	9,095	8,625
Total revenue	29,680	25,093	26,247

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	5,782	5,565	6,734
Costs of customer support, excluding depreciation and amortization	1,866	1,599	1,502
Sales and marketing	5,734	5,364	5,070
General and administrative	3,638	3,644	3,613
Product development	3,643	2,956	3,069
Depreciation	246	155	268
Amortization	95	211	400
Restructuring and other recovery	237	558	—
Total costs of revenue and operating expenses	21,241	20,052	20,656

Income from operations	8,439	5,041	5,591

Other income (expense)
Interest income	19	11	60
Interest income, related party	—	—	532
Interest expense	(17)	(20)	(3)
Other income (expense)	(27)	87	—
Gain on sale of investments	—	—	891
Foreign currency exchange loss	(9)	(39)	(106)
Other income (expense), net	(34)	39	1,374

Income before income taxes	8,405	5,080	6,965
Income tax expense	2,797	1,274	1,401
Net income	$5,608	$3,806	$5,564

Basic income per common share - net income	$0.48	$0.33	$0.49

Diluted income per common share - net income	$0.47	$0.32	$0.48

Cash dividends declared per common share	$0.42	$0.36	$2.00

Weighted average basic shares outstanding	11,642	11,459	11,278
Weighted average diluted shares outstanding	11,926	11,756	11,529

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$5,608	$3,806	$5,564

Other comprehensive income:
Foreign currency translation gain (loss)	(1,518)	281	950
Unrealized gains on available-for-sale securities
Unrealized holding gain arising during the year	—	—	452
Other comprehensive income (loss), before tax	(1,518)	281	1,402
Income tax expense related to components of other comprehensive income	—	—	(168)
Other comprehensive income (loss), net of tax	(1,518)	281	1,234

Comprehensive income	$4,090	$4,087	$6,798

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2011	11,135,604	$11	$90,062	$(1,253)	$(4,531)	$(39,577)	$44,712
Stock option exercises	238,077	—	622	—	—	—	622
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,413	—	7	—	—	—	7
Stock-based compensation expense	—	—	264	—	—	—	264
Excess tax benefits from stock-based compensation	—	—	1,002	—	—	—	1,002
Restricted stock issuance, net of cancellations	12,126	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(22,569)	(22,569)
Net income	—	—	—	—	—	5,564	5,564
Net unrealized losses on investments, related party, net of tax	—	—	—	—	284	—	284
Foreign currency translation adjustment	—	—	—	—	950	—	950
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	123,179	1	487	—	—	—	488
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,582	—	6	—	—	—	6
Stock-based compensation expense	—	—	288	—	—	—	288
Issuance of common stock related to acquisition	71,387	—	741	—	—	—	741
Excess tax benefits from stock-based compensation	—	—	416	—	—	—	416
Restricted stock issuance, net of cancellations	17,250	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,127)	(4,127)
Net income	—	—	—	—	—	3,806	3,806
Foreign currency translation adjustment	—	—	—	—	281	—	281
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735
Stock option exercises	56,186	—	245	—	—	—	245
Common Stock issued pursuant to the Employee Stock Purchase Plan	7,352	—	55	—	—	—	55
Stock-based compensation expense	—	—	401	—	—	—	401
Issuance of common stock related to acquisition	1,832	—	19	—	—	—	19
Excess tax benefits from stock-based compensation	—	—	1,390	—	—	—	1,390
Restricted stock cancellations	(1,313)	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,883)	(4,883)
Net income	—	—	—	—	—	5,608	5,608
Foreign currency translation adjustment	—	—	—	—	(1,518)	—	(1,518)
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,608	$3,806	$5,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	246	155	268
Amortization of intangible assets	95	211	400
Amortization of debt issuance costs	15	18	1
Stock based compensation	401	288	264
Accretion of discount on marketable securities	—	—	(6)
Gain on sale of marketable securities	—	—	(891)
Unrealized foreign currency transaction (gains) and losses, net	9	39	106
Provision for doubtful accounts	—	—	27
Provision for unbilled work-in-progress allowance	—	114	288
Expense from deferred income taxes	(282)	(257)	(340)
Change in operating assets and liabilities:
Contract receivables	(3,398)	(1,514)	(310)
Unbilled work-in-progress	(2,977)	2,444	(3,652)
Prepaid and other assets	(214)	(28)	468
Accounts payable and accrued liabilities	985	(204)	(461)
Unearned revenue	(888)	3,543	(1,894)
Net cash provided by (used in) operating activities	(400)	8,615	(168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(588)	(270)	(79)
Business combinations, net of cash	—	(412)	—
Proceeds from sale of marketable securities, related party	—	—	17,831
Restricted cash	24	53	—
Net cash provided by (used in) investing activities	(564)	(629)	17,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(8)	(5)	(12)
Common stock cash dividends	(4,883)	(4,127)	(44,841)
Excess tax benefits from stock-based compensation	1,390	416	1,000
Proceeds from the issuance of stock	300	494	630
Net cash used in financing activities	(3,201)	(3,222)	(43,223)

Effect of exchange rate changes on cash	161	177	193

Net (decrease) increase in cash and cash equivalents	(4,004)	4,941	(25,446)
Cash and cash equivalents at beginning of year	13,785	8,844	34,290
Cash and cash equivalents at end of year	$9,781	$13,785	$8,844

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$1	$2	$3
Income taxes paid	182	69	712
Common stock dividends declared	4,966	4,191	22,569
Property and equipment purchased and included in accounts payable	191	—	1
Final cash payment related to acquisition	—	494	—
Issuance of common stock related to acquisition	19	761	—
Contingent consideration related to acquisition	—	178	—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, TertioTM (“TSA”) used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards; our cloud-based (SaaS) service activation, self—service mobile applications and data enablement solutions to wireless carriers and Mobile Virtual Network Operators (MVNOs); our connected devices activation solution, Intelligent M2M Controller that supports the activation of M2M devices with intermittent or infrequent usage patterns; and our number inventory solution, Total Number Management™, (TNM) a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs) as well as other communication identifiers such as URLs and email addresses.

Reclassifications - Certain reclassifications have been made to the 2013 financial statements to conform to the consolidated 2014 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Business Combination — On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a subsequent payment of $0.5 million, subject to reduction for certain claims, which has not been paid to date.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  This business combination is reflected in these consolidated financial statements since the acquisition date.  Refer to Note 3, Acquisition, for more information regarding the acquisition.

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition.  The excess of the purchase price over the fair value of assets acquired is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.  Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

Cash and Cash Equivalents - All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

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

Restricted Cash — As of December 31, 2014 we no longer had restricted cash.  As of December 31, 2013, we had $24,000 of restricted cash related to securing a letter of credit for our San Francisco, California lease that has since expired.

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

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2014	Allowance for doubtful accounts	$73	$—	$(25)	$(5)	$43
2013	Allowance for doubtful accounts	$70	$—	$—	$3	$73
2012	Allowance for doubtful accounts	$52	$27	$—	$(9)	$70

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2014	Allowance for unbilled work-in-progress	$317	$—	$—	$(11)	$306
2013	Allowance for unbilled work-in-progress	$295	$114	$(114)	$22	$317
2012	Allowance for unbilled work-in-progress	$—	$288	$—	$7	$295

Long Term Deferred Revenue — Long term deferred revenue are amounts which revenue will not be recognized within twelve months of the balance sheet date.  As of December 31, 2014 and 2013, we had $0.4 million and $1.0 million, respectively, reported in the accompanying consolidated balance sheets.

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

For the year ended December 31, 2014, two significant customers (defined as contributing at least 10%) accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico.  For the year ended December 31, 2013 one significant customer accounted for 12% of revenue from continuing operations.

This customer is a large telecommunications operator in Europe.  For the year ended December 31, 2012 three significant customers accounted for 39% (15%, 14% and 10%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe, the Commonwealth of Independent States and Mexico.

As of December 31, 2014, three significant customers accounted for approximately 55% (26%, 16% and 13%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa, Mexico and Europe.  At December 31, 2013, four significant customers accounted for approximately 56% (18%, 15%, 12% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa, Europe, Brazil and Europe.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our funds not under any FDIC program were $9.3 million and $13.5 million as of December 31, 2014 and  December 31, 2013, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million for the years ended December 31, 2014, 2013 and 2012.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2014, 2013, or 2012. In addition, we did not have any capitalized internal software development costs included in our December 31, 2014 and 2013 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

We review our long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We evaluate the recoverability of an asset or asset group by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, we recognize an impairment charge as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Recent Accounting Pronouncements — In July 2013, the FASB issued ASU 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU became effective for our fiscal year beginning January 1, 2014. We adopted this pronouncement as of January 1, 2014.  The adoption of this standard had no material effect on our financial position or results of operations.

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

NOTE 2 — INVESTMENTS

As of April 23, 2012 all investments in marketable securities were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million. We had no interest receivable as of December 31, 2014 and 2013.

NOTE 3 — ACQUISITION

On October 24, 2013 we acquired privately held Telespree, now known as Evolving Systems Labs, Inc., for an initial payment of approximately $1.6 million, comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  We also agreed to make a subsequent payment of $0.5 million, subject to reduction for certain claims which has not been made to date.  We will potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

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

The $1.1 million of goodwill was assigned to the license and service segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of Evolving Systems Labs, Inc.  As of December 31, 2014 there were no changes in the recognized amounts of goodwill resulting from the acquisition of Evolving Systems Labs, Inc.

We recorded $0.7 million in intangible assets as of the acquisition date with a weighted-average amortization period of five to eight years and are amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 3.8, 4.6 and 4.6 years, respectively.  Amortization expense related to the acquired intangible assets resulting from the acquisition, which is included in amortization expense, was approximately $0.1 million and $16,000 for the year ended December 31, 2014 and 2013, respectively.

Intangible assets related to the Evolving Systems Labs, Inc. acquisition as of December 31, 2014 were as follows (in thousands):

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$439	$64	$375	4.6 yrs
Trademarks and tradenames	63	15	48	3.8 yrs
Customer relationships	216	31	185	4.6 yrs
	$718	$110	$608	4.54 yrs

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	UK	UK	Goodwill
Balance as of December 31, 2012	$—	$7,385	$9,125	$16,510
Goodwill acquired during the year	1,097	—	—	1,097
Effects of changes in foreign currency exchange rates	—	147	182	329
Balance as of December 31, 2013	$1,097	$7,532	$9,307	$17,936
Effects of changes in foreign currency exchange rates	—	(414)	(512)	(926)
Balance as of December 31, 2014	$1,097	$7,118	$8,795	$17,010

We conducted our annual goodwill impairment test as of July 31, 2014, and we determined that goodwill was not impaired as of the test date. From July 31, 2014 through December 31, 2014, we believe no events have occurred that may have impaired goodwill.

Evolving Systems Labs identifiable intangible assets are amortized on a straight-line basis over estimated lives ranging from five to eight years. As of December 31, 2014 Evolving Systems Labs’ identifiable intangibles were as follows (in thousands):

Evolving Systems Labs

	December 31, 2014			December 31, 2013			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$439	$64	$375	$439	$9	$430	4.6 yrs
Trademarks and tradenames	63	15	48	63	2	61	3.8 yrs
Customer relationships	216	31	185	216	5	211	4.6 yrs
	$718	$110	$608	$718	$16	$702	4.54 yrs

Amortization expense of identifiable intangible assets was $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2014 was as follows (in thousands):

Year ending December 31,
2015	$94
2016	94
2017	94
2018	94
2019	82
Thereafter	150
$608

NOTE 5 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2014	2013
Property and equipment:
Computer equipment and purchased software	$4,796	$4,361
Furniture, fixtures and leasehold improvements	1,078	1,094
	5,874	5,455
Less accumulated depreciation	(5,215)	(5,113)
	$659	$342

	December 31,
	2014	2013
Assets acquired under capital lease:
Original book value	$24	$24
Accumulated amortization	(13)	(8)
Net book value	$11	$16

Depreciation expense was $0.2 million, $0.2 million and $0.3 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Included in computer equipment and purchased software at December 31, 2014 and 2013 are assets under capital lease. Depreciation expense related to assets under capital leases was $5,000, $4,000 and $4,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

	December 31,
	2014	2013
Accounts payable and accrued liabilities:
Accounts payable	$729	$729
Accrued liabilities	2,366	2,129
Accrued compensation and related expenses	1,365	1,621
	$4,460	$4,479

NOTE 6 — LONG-TERM DEBT

On October 31, 2014, we entered into an amendment to the $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A. Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of December 31, 2014.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2016.  As of the date of this report, there was no borrowing outstanding under this Revolving Facility.

NOTE 7 - INCOME TAXES

The pre-tax income (loss) from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Domestic	$(1,274)	$(1,347)	$2,568
Foreign	9,679	6,427	4,397
Total	$8,405	$5,080	$6,965

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$1,468	$441	$1,061
Foreign	1,637	1,015	541
State	(26)	70	139
Total current	3,079	1,526	1,741
Deferred:
Federal	(301)	(66)	(732)
Foreign	19	(178)	459
State	0	(8)	(67)
Total deferred	(282)	(252)	(340)
Total	$2,797	$1,274	$1,401

As of December 31, 2014, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $2.3 million related to U.S. federal and state jurisdictions.  The federal net operating loss carryforwards expire at various times beginning in 2022 and ending in 2033.  As of December 31, 2014 and 2013, we had state NOL’s of approximately $27.9 million and $31.3 million, respectively.  The state NOL carryforwards expire at various times beginning in 2018 and ending in 2033.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018.  The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our $2.3 million of federal NOL’s are primarily windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, will be an increase to Additional Paid-in Capital (“APIC”) as opposed to a reduction in tax expense.  During the year 2014, $1.4 million of the federal NOL was realized and increased additional paid-in capital.  Also in 2014, Evolving Systems was subject to alternative minimum tax in the amount of $0.1 million.  A deferred tax asset in this amount has been established but has a full valuation allowance as of December 31, 2014.  The Internal Revenue Code places certain limitations on the annual amount of NOL’s which can be utilized if certain changes in ownership occur.  Changes in our ownership have not occurred, and our NOL’s are not limited as of December 31, 2014.

	Excess Tax Benefits	Tax
	if realized will be	Net Operating
Year	credited to APIC	Losses
2006	$1,089	$1,089
2007	1,199	1,199
	$2,288	$2,288

Unrecognized Tax Benefit on Equity Compensation		$(2,288)
Reduced NOL for Financial Statement Presentation		$0

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$555	$2,565
Research and development credits	303	303
Equity compensation	661	616
AMT/MAT credit	942	996
Depreciable assets	107	178
Intangibles	203	91
Accrued liabilities and reserves	607	180
Total deferred tax assets	3,378	4,929

Deferred tax liabilities:
Undistributed foreign earnings	(897)	(777)
Accrued liabilities and reserves	(16)	(42)
Total deferred tax liability	(913)	(819)

Net deferred tax assets, before valuation allowance	2,465	4,110
Valuation allowance	(1,799)	(3,731)
Net deferred tax asset	$666	$379

Financial statement classification:
Current deferred tax asset	$80	$131
Long-term tax asset	586	248
	$666	$379

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. As of December 31, 2014 and 2013, this deferred tax asset was $0.1 million and $0.2 million, respectively. This deferred tax asset will be recognized as the identifiable intangibles are amortized.

We continue to maintain a full valuation allowance on the domestic net deferred tax asset as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, AMT credits and research and development credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

U.S. federal income tax expense at statutory rates	$4,595	$2,143	$3,368
State income tax expense, net of federal impact	542	46	139
Foreign rate differential	(1,452)	(332)	(96)
Foreign deemed dividends	1,783	871	452
Undistributed foreign earnings	—	—	158
Change in valuation allowance	(1,971)	(492)	(1,986)
Research and development expenses	(867)	(859)	(976)
Foreign taxes	53	93	288
Undistributed foreign earnings assertion	0	—	(856)
Permanent differences and other, net	114	(196)	910
Total tax expense	$2,797	$1,274	$1,401

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2014 and 2013, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable have been reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2014 and 2013, which was reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2011.  During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used primarily for product development.

Management is considering applying an indirect foreign tax credit for the foreign taxes paid to the United Kingdom in the years ended December 31, 2014, December 31, 2013, and December 31, 2012. To quantify the availability of the foreign tax credit for these three years and to fully analyze the related advantages and disadvantages requires substantial quantitative and qualitative analysis that Management currently plans to perform during 2015. As such, the Company has not recorded a deferred tax asset for future foreign tax credit benefits.

The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2014. Undistributed foreign earnings for the year ended December 31, 2014 are approximately $0.5 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock Dividends

Our Board of Directors declared a cash dividend of $0.10 per share during the first and second quarters of 2014 and a cash dividend of $0.11 per share during the third and fourth quarters of 2014.  There were no accrued dividends as of December 31, 2014.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our revolving credit facility or any other credit facility then in effect.

Treasury Stock

Beginning on May 20, 2011, and continuing through December 31, 2013, we had the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, was based on market and business conditions as well as other factors.  We were not obligated to purchase any shares.  The re-purchase program expired on December 31, 2013.

From the inception of the plan through December 31, 2013, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

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

NOTE 9 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cost of license fees and services, excluding depreciation and amortization	$73	$29	$18
Cost of customer support, excluding depreciation and amortization	8	4	4
Sales and marketing	31	24	23
General and administrative	181	207	200
Product development	108	24	19
Total share based compensation	$401	$288	$264

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2014 and 2013, 0.1 million and 0.2 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000.  In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants expire no more than ten years from the date of grant.  At December 31, 2014 and 2013, there were approximately 0.1 million and 0.2 million shares, respectively, available for grant under the 2007 Stock Plan, which amounts reflect adjustments made in 2012 as a result of our special dividends (see details below).  At December 31, 2014 and 2013, 0.6 million and 0.5 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the year ended December 31, 2013 we awarded a total of 18,500 shares of restricted stock to members of our Board of Directors and senior management. No shares of restricted stock were awarded during the year ended December 31, 2014.  During the years ended December 31, 2014 and 2013, approximately 8,000 and 25,000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 1,000 shares of restricted stock during years ended December 31, 2014 and 2013. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively for restricted stock.

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

	For the Years Ended December 31,
	2014	2013	2012
Expected term (years)	5.9	6.1	5.7
Risk-free interest rate	1.69%	1.31%	0.84%
Expected volatility	55.88%	59.17%	65.23%
Expected dividend yield	4.0%	4.1%	3.5%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2014 and 2013:

			Weighted-
			Average
	[1]	Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2012	704	$4.86	4.60	$1,757
Options granted	123	$8.21
Less options forfeited	(28)	$17.30
Less options exercised	(123)	$3.99
Options outstanding at December 31, 2013	676	$5.11	4.76	$3,491
Options granted	168	$10.15
Less options forfeited	(132)	$12.20
Less options exercised	(82)	$5.31
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959

Options exercisable at December 31, 2014	461	$3.33	4.53	$2,833

[1] In 2012, the balance of options outstanding was increased by 109,818 options due to the aforementioned anti-dilution adjustments to outstanding stock option awards.

The following is a summary of stock options outstanding under the plans as of December 31, 2014:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted Avg.
			Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of			Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices			(in thousands)	(years)	Price	(in thousands)	Price
$0.01	-	$3.42	269	2.87	$1.52	269	$1.52
$3.43	-	$6.85	169	6.33	$4.58	142	$4.36
$6.86	-	$10.28	81	9.11	$8.90	18	$8.66
$10.29	-	$13.70	111	9.05	$10.89	32	$10.89
			630	5.69	$4.94	461	$3.33

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $3.80, $3.16 and $2.45 respectively.

As of December 31, 2014, there were approximately $0.5 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.6 million and $0.8 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $15,000, $15,000 and $14,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash received from stock option exercises was $0.2 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2014, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2014, resulted in approximately 7,094 shares issued and 26,376 options cancelled in settlement of shares issued.  There were no net settlement exercises during the years ended December 31, 2013 or 2012.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2014, there were approximately 61,000 shares available for purchase. For the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense of $17,000, $2,000 and $2,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2014	2013	2012
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.03%	0.05%	0.08%
Expected volatility	40.92%	44.36%	49.54%
Expected dividend yield	4.5%	4.0%	3.4%

Cash received from employee stock plan purchases was approximately $68,000, $8,000 and $7,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  We issued shares related to the ESPP of approximately 9,000, 1,000 and 2,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

During 2014, 2013 and 2012, we recorded a consolidated expense of $0.4 million, $0.3 million and $0.3 million, under the aforementioned plans, respectively.

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

	For the Years Ended December, 31
	2014	2013	2012
Basic income (loss) per share:
Net income	$5,608	$3,806	$5,564

Basic weighted average shares outstanding	11,642	11,459	11,278

Basic income (loss) per share:
Net Income	$0.48	$0.33	$0.49

Diluted income (loss) per share:
Net income	$5,608	$3,806	$5,564

Weighted average shares outstanding	11,642	11,459	11,278
Effect of dilutive securities - options	284	297	251
Diluted weighted average shares outstanding	11,926	11,756	11,529

Diluted income (loss) per share:
Net Income	$0.47	$0.32	$0.48

Weighted average options to purchase approximately 0.1 million, 0.1 million and 0.2 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 12  — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, London and Bath, England, Bangalore, India, and Kuala Lumpur, Malaysia.  Rent expense was $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Rent expense is net of sublease rental income totaling $0.3 million for the year ended December 31, 2012.  There were was no sublease rental income for the years ended December 31, 2014 and 2013.

We amended our headquarters facility lease and extended the term three years.  The lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of December 1. Our Bath, England facility contains a clause that adjusted the lease rate one time over the five year term on September 27, 2012. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$327	$6
2016	106	6
2017	99	1
2018	—	—
Total minimum lease payments	$532	13
Less: Amount representing interest		(1)
Principal balance of capital lease obligations		12
Less: Current portion of capital lease obligations		(5)
Long-term portion of capital lease obligations		$7

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. Accordingly, we did not record any liabilities for these agreements as of December 31, 2014 and 2013.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. We did not record any liabilities for these agreements as of December 31, 2014 and 2013.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2014 and 2013.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2014 and 2013.

In connection with our acquisition of Telespree on October 24, 2013, we agreed to make a cash payment of $0.5 million on the one year anniversary of the closing.  This payment was subject to reduction for certain claims which has not been paid to date.

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenue
License fees and services	$19,738	$15,998	$17,622
Customer support	9,942	9,095	8,625
Total revenue	29,680	25,093	26,247

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	13,956	10,433	10,888
Customer support	8,076	7,496	7,123
	22,032	17,929	18,011
Unallocated Costs
Other operating expenses	13,015	11,964	11,752
Depreciation and amortization	341	366	668
Restructuring and other recovery	237	558	—
Interest income	(19)	(11)	(60)
Interest income, related party	—	—	(532)
Interest expense	17	20	3
Other income (expense)	27	(87)	—
Gain on sale of investments	—	—	(891)
Foreign currency exchange (gain) loss	9	39	106

Income from operations before income taxes	$8,405	$5,080	$6,965

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

	For the Year Ended December 31, 2014
	L&S	CS	Total
Revenue
United Kingdom	$3,551	$2,017	$5,568
Nigeria	2,954	473	3,427
Mexico	2,478	722	3,200
Other	10,755	6,730	17,485
Total revenues	$19,738	$9,942	$29,680

	For the Year Ended December 31, 2013
	L&S	CS	Total
Revenue
United Kingdom	$3,018	$1,903	$4,921
Other	12,980	7,192	20,172
Total revenues	$15,998	$9,095	$25,093

	For the Year Ended December 31, 2012
	L&S	CS	Total
Revenue
United Kingdom	$3,938	$1,999	$5,937
Commonwealth of Independent States	3,548	—	3,548
Mexico	2,187	340	2,527
Other	7,949	6,286	14,235
Total revenues	$17,622	$8,625	$26,247

	December 31,	December 31,
	2014	2013
Long-lived assets, net
United States	$1,998	$1,840
United Kingdom	16,091	16,985
Other	188	155
	$18,277	$18,980

NOTE 14 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving

Systems Labs, Inc. in the fourth quarter of 2013.  Subsequently, an additional expense of $26,000 was incurred in the second quarter relating to the first quarter 2014 reduction in force. Restructuring expense of $0.6 million was recorded for the year ending December 31, 2013 primarily related to severance for a reduction in workforce.  The reduction in workforce was related to the acquisition of Evolving Systems Labs, Inc.

As of December 31, 2014, $0.6 million has been paid.  The restructuring liability was $0 and $0.4 million as of December 31, 2014 and 2013, respectively.

There was no restructuring expense during the year ended December 31, 2012.

NOTE 15 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2014
Total revenue	$6,582	$7,939	$7,560	$7,599
Less: cost of revenue and operating expenses	5,555	5,322	5,241	5,123
Income from operations	1,027	2,617	2,319	2,476
Income before income taxes	929	2,514	2,506	2,456
Net income	$651	$1,676	$1,679	$1,602
Net income per common share:
Basic income per common share - net income	$0.06	$0.14	$0.14	$0.14
Diluted income per common share - net income	$0.05	$0.14	$0.14	$0.13

Year Ended December 31, 2013
Total revenue	$6,669	$5,785	$6,069	$6,570
Less: cost of revenue and operating expenses	4,888	4,533	4,604	6,027
Income from operations	1,781	1,252	1,465	543
Income before income taxes	1,735	1,438	1,356	551
Net income	$1,173	$909	$920	$804
Net income per common share:
Basic income per common share - net income	$0.10	$0.08	$0.08	$0.07
Diluted income per common share - net income	$0.10	$0.08	$0.08	$0.07

NOTE 16 — RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2012 we recorded interest income of $0.5 million in our Consolidated Statements of Operations related to the PTGI senior secured notes.  As of April 23, 2012 the investments were sold for approximately $17.8 million and we realized a gain on sale of approximately $0.9 million.

NOTE 17 — SUBSEQUENT EVENTS

On March 17, 2015, our Board of Directors declared a first quarter cash dividend of $0.11 per share, payable March 31, 2015, to stockholders of record on March 24, 2015.

We entered into a new facility lease for our London, England office.  It has a three month rent free period at the beginning of its lease starting March 3, 2015 and is a ten year term with a break clause after five years.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance & Administration, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance & Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in internal control over financial reporting.  During the quarter ended December 31, 2014, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2014, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.                 EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2014, entitled “Executive Compensation.”

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2014, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2014, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2014, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1(e)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as

Exhibit 3(i) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.
3.2†	Amended and Restated Bylaws.
3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.1 (a)*	James E. King Equity Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed March 22, 2007 and incorporated herein by reference.
4.1 (b)	Evolving Systems, Inc. Amended and Restated 2007 Stock Incentive Plan, as filed as Exhibit 4.3 to the Registrant’s Form S-8 filed September 6, 2013 and incorporated herein by reference.
4.2†	Specimen stock certificate representing shares of Common Stock.
10.1 *

Form of Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.

10.2† *	Amended and Restated Stock Option Plan.
10.2 (a)

Standstill Agreement between Evolving Systems, Inc. and Karen Singer, Trustee of the Singer Children’s Management Trust, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.3† *	Employee Stock Purchase Plan.
10.4	Form of Change in Control Agreement, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.
10.5	Letter from Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2010 and incorporated herein by reference.
10.6†

Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.7*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.8	Fifth Amendment to Office Building Lease Agreement as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2011 and incorporated herein by reference.
10.10*	Employment Agreement entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.11*	Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.
10.12	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
10.13

Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 6, 2014 and incorporated herein by reference.

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
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ THADDEUS DUPPER	Chief Executive Officer, President and Director	March 17, 2015
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

Signature		Title	Date

By:	/s/ THADDEUS DUPPER	Chairman and Chief Executive Officer	March 17, 2015
	Thaddeus Dupper	(Principal Executive Officer)

By:	/s/ DANIEL J. MOORHEAD	Vice President, Finance & Administration	March 17, 2015
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 17, 2015
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 17, 2015
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 17, 2015
David S. Oros

By:	/s/ JOHN B. SPIRTOS	Director	March 17, 2015
John B. Spirtos