Form 10-Q
period 2015-03-31
EVOLVING SYSTEMS INC
filed 2015-05-05
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 11,674,397 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,038	$9,781
Contract receivables, net of allowance for doubtful accounts of $41 and $43 at March 31, 2015 and December 31, 2014, respectively	5,232	9,182
Unbilled work-in-progress, net of allowance of $306 at March 31, 2015 and December 31, 2014	6,147	4,995
Deferred income taxes	79	80
Prepaid and other current assets	1,275	1,331
Total current assets	23,771	25,369
Property and equipment, net	626	659
Amortizable intangible assets, net	584	608
Goodwill	16,183	17,010
Long-term deferred income taxes	582	586
Total assets	$41,746	$44,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$5
Accounts payable and accrued liabilities	3,387	4,460
Income taxes payable	532	1,227
Unearned revenue	4,834	3,883
Total current liabilities	8,758	9,575
Long-term liabilities:
Capital lease obligations, net of current portion	5	7
Contingent earn-out obligation	178	178
Long-term unearned revenue	270	420
Total liabilities	9,211	10,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,850,356 shares issued and 11,671,467 outstanding as of March 31, 2015 and 11,843,564 shares issued and 11,664,675 outstanding as of December 31, 2014	12	12
Additional paid-in capital	96,199	96,005
Treasury stock 178,889 shares as of March 31, 2015 and December 31, 2014, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(5,830)	(4,534)
Accumulated deficit	(56,593)	(56,178)
Total stockholders’ equity	32,535	34,052
Total liabilities and stockholders’ equity	$41,746	$44,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUE
License fees and services	$4,339	$4,367
Customer support	2,321	2,215
Total revenue	6,660	6,582

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,225	1,478
Costs of customer support, excluding depreciation and amortization	388	420
Sales and marketing	1,584	1,660
General and administrative	907	834
Product development	1,014	883
Depreciation	96	46
Amortization	24	23
Restructuring	—	211
Total costs of revenue and operating expenses	5,238	5,555

Income from operations	1,422	1,027

Other income (expense)
Interest income	5	3
Interest expense	(3)	(5)
Foreign currency exchange loss	(125)	(96)
Other (expense) income, net	(123)	(98)

Income from operations before income taxes	1,299	929
Income tax expense	439	278
Net income	$860	$651

Basic income per common share	$0.07	$0.06

Diluted income per common share	$0.07	$0.05

Cash dividend declared per common share	$0.11	$0.10

Weighted average basic shares outstanding	11,668	11,621
Weighted average diluted shares outstanding	11,938	11,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$860	$651

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,296)	311
Other comprehensive income (loss)	(1,296)	311

Comprehensive income (loss)	$(436)	$962

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052
Stock option exercises	5,062	—	6	—	—	—	6
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,730	—	13	—	—	—	13
Stock-based compensation expense	—	—	89	—	—	—	89
Excess tax benefits from stock-based compensation	—	—	86	—	—	—	86
Common stock cash dividends	—	—	—	—	—	(1,275)	(1,275)
Net income	—	—	—	—	—	860	860
Foreign currency translation adjustment	—	—	—	—	(1,296)	—	(1,296)
Balance at March 31, 2015	11,671,467	$12	$96,199	$(1,253)	$(5,830)	$(56,593)	$32,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$860	$651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	46
Amortization of intangible assets	24	23
Amortization of debt issuance costs	2	4
Stock based compensation	89	88
Unrealized foreign currency transaction losses, net	125	96
Provision for deferred income taxes	2	54
Change in operating assets and liabilities:
Contract receivables	3,654	474
Unbilled work-in-progress	(1,385)	(737)
Prepaid and other assets	37	44
Accounts payable and accrued liabilities	(1,646)	(758)
Unearned revenue	977	(308)
Net cash provided by (used in) operating activities	2,835	(323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(90)
Net cash used in investing activities	(71)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(3)
Common stock cash dividends	(1,275)	(1,163)
Excess tax benefits from stock-based compensation	86	11
Proceeds from the issuance of stock	19	110
Net cash used in financing activities	(1,171)	(1,045)

Effect of exchange rate changes on cash	(336)	79

Net (decrease) increase in cash and cash equivalents	1,257	(1,379)
Cash and cash equivalents at beginning of period	9,781	13,785
Cash and cash equivalents at end of period	$11,038	$12,406

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$722	$33
Issuance of common stock related to acquisition	—	19

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities, however the FASB has proposed deferral of the effective date by one year. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	U.K.	U.K.	Goodwill
Balance as of December 31, 2014	$1,097	$7,118	$8,795	$17,010
Effects of changes in foreign currency exchange rates (1)	—	(370)	(457)	(827)
Balance at March 31, 2015	$1,097	$6,748	$8,338	$16,183

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

We amortized identifiable intangible assets on a straight-line basis over their estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of March 31, 2015 and December 31, 2014, identifiable intangibles were as follows (in thousands):

	March 31, 2015			December 31, 2014			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$439	$78	$361	$439	$64	$375	4.6 yrs
Trademarks and tradenames	63	18	45	63	15	48	3.8 yrs
Customer relationships	216	38	178	216	31	185	4.6 yrs
	$718	$134	$584	$718	$110	$608	4.5 yrs

Amortization expense of identifiable intangible assets was $24,000 and $23,000 for the three months ended March 31, 2015 and 2014, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2015 was as follows (in thousands):

Twelve months ending March 31,
2016	$94
2017	94
2018	94
2019	89
2020	82
Thereafter	131
$584

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Basic income per share:
Net income available to common stockholders	$860	$651
Basic weighted average shares outstanding	11,668	11,621
Basic income per share:	$0.07	$0.06

Diluted income per share:
Net income available to common stockholders	$860	$651
Weighted average shares outstanding	11,668	11,621
Effect of dilutive securities - options	270	296
Diluted weighted average shares outstanding	11,938	11,917
Diluted income per share:	$0.07	$0.05

For the three months ended March 31, 2015 and 2014, 0.3 million and 0.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2015 and 2014.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cost of license fees and services, excluding depreciation and amortization	$22	$16
Cost of customer support, excluding depreciation and amortization	2	2
Sales and marketing	7	11
General and administrative	24	42
Product development	34	17
Total share based compensation	$89	$88

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At March 31, 2015 and December 31, 2014, 0.1 million options remained outstanding under the Option Plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At March 31, 2015, there were approximately 27,000 shares available for grant under the 2007 Stock Plan, as amended.  At March 31, 2015 and December 31, 2014, 0.6 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended March 31, 2015 and 2014, there were no grants of restricted stock to members of our senior management.  During the three months ended March 31, 2015 and 2014, 94 and 2,000 shares of restricted stock vested, respectively. No shares of restricted stock were forfeited during the three months ended March 31, 2015 and 2014.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $1,000 and $15,000 for the three months ended March 31, 2015 and 2014, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended March 31,
	2015	2014
Expected term (years)	6.0	5.9
Risk-free interest rate	1.30%	1.69%
Expected volatility	51.48%	55.98%
Expected dividend yield	4.95%	3.90%

The following is a summary of stock option activity under the plans for the three months ended March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959
Options granted	102	8.98
Less options forfeited	(1)	10.90
Less options exercised	(5)	1.22
Options outstanding at March 31, 2015	726	$5.53	6.06	$2,659

Options exercisable at March 31, 2015	501	$3.87	4.69	$2,580

There were 102,000 and 154,500 stock options granted during the three months ended March 31, 2015 and 2014, respectively.  The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $2.78 and $3.90, respectively.  As of March 31, 2015, there was approximately $0.7 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 3.01 years.  The total fair value of stock options vested during the three months ended March 31, 2015 and 2014 was approximately $0.2 million and $38,000, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 for the three months ended March 31, 2015 and 2014.

Cash received from stock option exercises for the three months ended March 31, 2015 and 2014 was $6,000 and $0.1 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2015, there were approximately 58,000 shares available for purchase.  For the three months ended March 31, 2015 and 2014, we recorded compensation expense of $5,000 and $7,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended March 31,
	2015	2014
Expected term (years)	0.25	0.25
Risk-free interest rate	0.04%	0.04%
Expected volatility	35.60%	43.24%
Expected dividend yield	4.99%	4.44%

Cash received from employee stock plan purchases for the three months ended March 31, 2015 and 2014 was $22,000 and $26,000, respectively.

We issued shares related to the ESPP of approximately 3,000 for the three months ended March 31, 2015 and 2014.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2015, one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from operations.  The significant customer for the three months ended March 31, 2015 is a large telecommunications operator in the United Kingdom.  For the three months ended March 31, 2014, two significant customers accounted for 28% (17% and 11%) of revenue from operations.  The significant customers for the three months ended March 31, 2014 are large telecommunications operators in Europe and Mexico.

As of March 31, 2015, one significant customer accounted for approximately 26% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Nigeria.  As of December 31, 2014, three significant customers accounted for approximately 55% (26%, 16% and 13%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Nigeria, Mexico and Europe.

NOTE 6 — LONG-TERM DEBT

On October 31, 2014, we renewed our $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A. Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of March 31, 2015.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2016.  As of March 31, 2015, we are in compliance with the covenants and have $5.0 million available to borrow under this Revolving Facility.  We are evaluating the Company’s need and potential uses for the facility, in the course of managing the company’s ongoing liquidity requirements.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.  The net expense during the three months ended March 31, 2015 consisted of current income tax expense of $0.4 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The net expense during the three months ended March 31, 2014 consisted of current income tax expense of $0.2 million and a deferred tax expense of $57,000. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.S. The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

Our effective tax rate was 34% for the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  The $0.7 million of net deferred tax assets as of March 31, 2015, were comprised of the following:

March 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$495
Research & Development Credits	303
AMT credits	951
Stock Compensation	670
Depreciable assets	119
Intangibles	199
Accrued liabilities and reserves	528
Total deferred tax assets	3,265

Deferred tax liabilities
Undistributed Foreign Earnings	$(855)
Total deferred tax liability	(855)

Net deferred tax assets, before valuation allowance	$2,410
Valuation allowance	(1,749)
Net deferred tax asset	$661

We have unrecognized tax benefit NOL’s which are comprised of windfall tax benefits related to stock-based compensation.  Due to a recent adopted accounting pronouncement, Accounting Standards Update No. 2014-09, topic 740 “Income Tax”, these NOL’s were deducted from our NOL carryforwards and are not included in the above summarized net deferred tax asset.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

As of March 31, 2015 and December 31, 2014 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom and India.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 17, 2015, our Board of Directors declared a first quarter cash dividend of $0.11 per share, payable March 31, 2015, to stockholders of record March 24, 2015.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenue
License fees and services	$4,339	$4,367
Customer support	2,321	2,215
Total revenue	6,660	6,582

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	3,114	2,889
Customer support	1,933	1,795
	5,047	4,684
Unallocated Costs
Other operating expenses	3,505	3,377
Depreciation and amortization	120	69
Restructuring	—	211
Interest income	(5)	(3)
Interest expense	3	5
Foreign currency exchange loss	125	96

Income from operations before income taxes	$1,299	$929

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

	For the Three Months Ended March 31,
	2015			2014
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$538	$491	$1,029	$1,098	$500	$1,598
India	643	79	722	126	—	126
Nigeria	112	119	231	631	91	722
Mexico	316	117	433	588	114	702
Other	2,730	1,515	4,245	1,924	1,510	3,434
Total revenues	$4,339	$2,321	$6,660	$4,367	$2,215	$6,582

	March 31,	December 31,
	2015	2014
Long-lived assets, net
United States	$1,967	$1,998
United Kingdom	15,259	16,091
Other	167	188
	$17,393	$18,277

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2015 or December 31, 2014.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2015 or December 31, 2014.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2015 or December 31, 2014.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2015 or December 31, 2014.

(b)                             Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 11 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. in the fourth quarter of 2013.  There was no restructuring expense for the three months ended March 31, 2015.

There was no restructuring liability as of March 31, 2015 or December 31, 2014.

NOTE 12 — SUBSEQUENT EVENTS

On May 5, 2015, our Board of Directors declared a second quarter cash dividend of $0.11 per share, payable May 29, 2015, to stockholders of record May 22, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Consolidated revenue increased to $6.7 million from $6.6 million for three months ended March 31, 2015 and 2014, respectively.  The increase in revenue is due to increased DSA license and services and customer support revenue offset by lower TSA license and services and customer support revenue.

Our twelve month backlog decreased to $10.4 million as of March 31, 2015, compared to $13.1 million as of March 31, 2014 due primarily to a lower DSA and TSA balances.

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

For the Three Months Ended March 31,
2015 vs. 2014
Revenue	$(318)
Costs of revenue and operating expenses	(312)
Operating loss	$(6)

The net effect of our foreign currency translations for the three months ended March 31, 2015 was a $0.3 million decrease in revenue and a $0.3 million decrease in operating expenses versus the three months ended March 31, 2014.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2015	2014
REVENUE
License fees and services	65%	66%
Customer support	35%	34%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	18%	22%
Costs of customer support, excluding depreciation and amortization	6%	6%
Sales and marketing	24%	25%
General and administrative	14%	13%
Product development	15%	14%
Depreciation	1%	1%
Restructuring	—	3%
Total costs of revenue and operating expenses	78%	84%

Income from operations	22%	16%

Other income (expense)
Interest income	0%	0%
Interest expense	(0)%	(0)%
Foreign currency exchange (loss) gain	(2)%	(2)%
Other (expense) income, net	(2)%	(2)%

Income from operations before income taxes	20%	14%
Income tax expense	7%	4%
Net income	13%	10%

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

Revenue for the three months ended March 31, 2015 and 2014 was $6.7 million and $6.6 million, respectively.  Increased revenue for the three months is primarily due to increased license and services and customer support revenue from our DSA products offset by a decrease of license and services and customer support revenue from our TSA products.

License Fees and Services

License fees and services revenue decreased $28,000, or 1%, to $4.3 million for the three months ended March 31, 2015 from $4.4 million for the three months ended March 31, 2014.  The increase is due to higher revenue from DSA products offset by a decrease in TSA products.

Customer Support

Customer support revenue increased $0.1 million, or 5%, to $2.3 million for the three months ended March 31, 2015 from $2.2 million for the three months ended March 31, 2014. The increase is due to higher revenue from DSA offset by a decrease in TSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.6 million and $1.9 million for the three months ended March 31, 2015 and 2014.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.3 million, or 17%, to $1.2 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014.  The decrease in costs of license fees and services is primarily attributable to the reduction of embedded software and partner fees, hours spent on license fees and service projects and travel costs.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 28% for the three months ended March 31, 2015  from 34% for the three months ended March 31, 2014.  The decrease as a percentage of revenue is primarily due the aforementioned reduction of costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization, were $0.4 million for the three months ended March 31, 2015 and 2014.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 17% for the three months ended March 31, 2015 from 19% for the three months ended March 31, 2014.  The decrease in costs as a percentage of revenue is primarily the result of the increase in customer support revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.1 million, or 5%, to $1.6 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014.  The decrease in expenses is attributable to less travel and entertainment as a result of increased people in the field in Latin America, the Middle East and Africa, and lower marketing expenses offset by an increase in incentive compensation.  As a percentage of total revenue, sales and marketing expenses decreased to 24% for the three months ended March 31, 2015 from 25% for the three months ended March 31, 2014. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to increased revenue and aforementioned reduction of expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 9%, to $0.9 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014.  The increase in general and administrative expenses is primarily the result of higher professional fees.  As a percentage of revenue, general and administrative expenses increased to 14% for the three months ended March 31, 2015 from 13% for the three months ended March 31, 2014.  The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned increase in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses increased $0.1 million, or 15%, to $1.0 million for the three months ended March 31, 2015 from $0.9 million for the three months ended March 31, 2014.  The increase in product development expenses is primarily attributable to increased hours on research and development projects and travel expense.  As a percentage of revenue, product development expenses for the three months ended increased to 15% for the three months ended March 31, 2015 from 13% for the three months ended March 31, 2014.  The increase in costs as a percentage of revenue is primarily the result of the aforementioned increase in expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense increased $50,000, or 109%, to $96,000 from $46,000 for the three months ended March 31, 2015 and 2014, respectively.  As a percentage of total revenue, depreciation expense for the three months ended March 31, 2015 and 2014, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc.  Amortization expense was $24,000 for the three months ended March 31, 2015 and $23,000 for the three months ended March 31, 2014.  As a percentage of total revenue, amortization expense was 0% for the three months ended March 31, 2015 and 2014.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. There was restructuring expense of $0.2 million for the three months ended March 31, 2014.  There were no restructuring expenses for the three months ended March 31, 2015.  As a percentage of revenue, restructuring expense was 3% for the three months ended March 31, 2014.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $5,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $3,000 and $5,000 for the three months ended March 31, 2015 and 2014, respectively.

Foreign Currency Exchange Gain ( Loss)

Foreign currency transaction gains and losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was ($0.1) million for the three months ended March 31, 2015 and 2014.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive income (loss) was ($1.3) million during the three months ended March 31, 2015 compared to $0.3 million during the three months ended March 31, 2014.  The current period loss is related to a weakened British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes, primarily related to the translation of the U.K. subsidiary’s goodwill.  Refer to Note 2 – Goodwill and Intangible Assets of this Quarterly Report on Form 10Q.

Income Taxes

We recorded net income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.  The net expense during the three months ended March 31, 2015 consisted of current income tax expense of $0.4 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The net expense during the three months ended March 31, 2014 consisted of current income tax expense of $0.2 million and a deferred tax expense of $57,000. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.S. The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

Our effective tax rate was 34% for the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state NOL carryforwards, research and development tax credits and AMT credits.

We have unrecognized tax benefit NOL’s which are comprised of windfall tax benefits related to stock-based compensation.  Due to a recent adopted accounting pronouncement, Accounting Standards Update No. 2014-09, topic 740 “Income Tax”, these NOL’s were deducted from our NOL carryforwards and are not included in our summarized net deferred tax asset.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.  See Note 7 to the financial statements for a summary of our net deferred tax asset.

FINANCIAL CONDITION

Our working capital position decreased $0.8 million, or 5%, to $15.0 million as of March 31, 2015 from $15.8 million as of December 31, 2014.  The majority of the change in working capital is related to a reduction of contract receivables, accounts payable and accrued liabilities, income tax payable of which was offset by increases to unbilled work-in-progress and unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2014 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2015, our principal source of liquidity was $11.0 million in cash and cash equivalents and $5.2 million in contract receivables, net of allowances, and $5.0 million of unused availability under our revolving credit facility.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was $2.8 million and ($0.3) million, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2015 was primarily due to collections of contract receivables and billings of annual maintenance increasing unearned revenue offset by increases in unbilled work-in-progress, and decreases in accounts payable and accrued liabilities.

Net cash used in investing activities during each of the three months ended March 31, 2015 and 2014 was $0.1 million, respectively.  Cash used in investing activities is primarily due to purchase of property and equipment in the respective periods.

Net cash used in financing activities for the three months ended March 31, 2015 and 2014 was $1.2 million and $1.0 million, respectively.  The increase in cash used in financing activities is primarily due to an $0.11 per share common stock cash dividends paid during the three months ended March 31, 2015 compared to a $0.10 per share common stock cash dividend paid during the three months ended March 31, 2014.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2015 of $11.0 million;

•                                                Our working capital balance of $15.0 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.11 per share for the first quarter of 2015, and the possibility of future dividends;

•                                                Our backlog as of March 31, 2015 of approximately $10.4 million, including $5.5 million in license fees and services and $4.9 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of March 31, 2015.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2015 and 2014, the effect of exchange rate changes resulted in a $0.3 million decrease and $0.1 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2015	2014
British pound sterling	0.67710	0.64169
Indian rupee	62.57349	63.13131

	For the Three Months Ended March 31,
Average rates:	2015	2014
British pound sterling	0.66022	0.60419
Indian rupee	62.26657	61.72488

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

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 17, 2015, except with respect to the following:

Dividends - Our Board of Directors has declared a first quarter cash dividend of $0.11 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income,

(iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 5, 2015	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)