Form 10-Q
period 2015-06-30
EVOLVING SYSTEMS INC
filed 2015-08-04
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015 there were 11,680,518 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10,254	$9,781
Contract receivables, net of allowance for doubtful accounts of $43 at June 30, 2015 and December 31, 2014	6,460	9,182
Unbilled work-in-progress, net of allowance of $306 at June 30, 2015 and December 31, 2014	4,775	4,995
Deferred income taxes	95	80
Prepaid and other current assets	1,524	1,331
Total current assets	23,108	25,369
Property and equipment, net	640	659
Amortizable intangible assets, net	560	608
Goodwill	17,157	17,010
Long-term deferred income taxes	601	586
Total assets	$42,066	$44,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$5
Accounts payable and accrued liabilities	4,046	4,460
Income taxes payable	552	1,227
Unearned revenue	3,695	3,883
Total current liabilities	8,298	9,575
Long-term liabilities:
Capital lease obligations, net of current portion	4	7
Contingent earn-out obligation	178	178
Long-term unearned revenue	120	420
Total liabilities	8,600	10,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,858,015 shares issued and 11,679,126 outstanding as of June 30, 2015 and 11,843,564 shares issued and 11,664,675 outstanding as of December 31, 2014	12	12
Additional paid-in capital	96,272	96,005
Treasury stock 178,889 shares as of June 30, 2015 and December 31, 2014, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(4,468)	(4,534)
Accumulated deficit	(57,097)	(56,178)
Total stockholders’ equity	33,466	34,052
Total liabilities and stockholders’ equity	$42,066	$44,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
License fees and services	$3,610	$5,182	$7,949	$9,549
Customer support	2,461	2,757	4,782	4,972
Total revenue	6,071	7,939	12,731	14,521

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,190	1,513	2,415	2,991
Costs of customer support, excluding depreciation and amortization	332	488	720	908
Sales and marketing	1,515	1,321	3,099	2,981
General and administrative	1,026	943	1,933	1,777
Product development	960	955	1,974	1,838
Depreciation	84	52	180	98
Amortization	23	24	47	47
Restructuring	—	26	—	237
Total costs of revenue and operating expenses	5,130	5,322	10,368	10,877

Income from operations	941	2,617	2,363	3,644

Other income (expense)
Interest income	4	4	9	7
Interest expense	(3)	(4)	(6)	(9)
Other loss	—	(27)	—	(27)
Foreign currency exchange gain (loss)	151	(76)	26	(172)
Other income (expense), net	152	(103)	29	(201)

Income from operations before income taxes	1,093	2,514	2,392	3,443
Income tax expense	313	838	752	1,116
Net income	$780	$1,676	$1,640	$2,327

Basic income per common share	$0.07	$0.14	$0.14	$0.20

Diluted income per common share	$0.07	$0.14	$0.14	$0.20

Cash dividend declared per common share	$0.11	$0.10	$0.22	$0.20

Weighted average basic shares outstanding	11,675	11,635	11,672	11,628
Weighted average diluted shares outstanding	11,948	11,907	11,943	11,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$780	$1,676	$1,640	$2,327

Other comprehensive income:
Foreign currency translation gain	1,362	583	66	894
Other comprehensive income	1,362	583	66	894

Comprehensive income	$2,142	$2,259	$1,706	$3,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052
Stock option exercises	10,823	—	28	—	—	—	28
Common Stock issued pursuant to the Employee Stock Purchase Plan	4,660	—	35	—	—	—	35
Stock-based compensation expense	—	—	160	—	—	—	160
Excess tax benefits from stock-based compensation	—	—	44	—	—	—	44
Restricted stock cancellations	(1,032)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(2,559)	(2,559)
Net income	—	—	—	—	—	1,640	1,640
Foreign currency translation adjustment	—	—	—	—	66	—	66
Balance at June 30, 2015	11,679,126	$12	$96,272	$(1,253)	$(4,468)	$(57,097)	$33,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,640	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180	98
Amortization of intangible assets	47	47
Amortization of debt issuance costs	5	8
Stock based compensation	160	201
Unrealized foreign currency transaction (gains) losses, net	(26)	172
Provision for deferred income taxes	(28)	19
Change in operating assets and liabilities:
Contract receivables	2,709	240
Unbilled work-in-progress	246	(2,232)
Prepaid and other assets	(204)	(74)
Accounts payable and accrued liabilities	(1,070)	(383)
Unearned revenue	(516)	(421)
Net cash provided by operating activities	3,143	2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(158)	(140)
Net cash used in investing activities	(158)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(2)	(5)
Common stock cash dividends	(2,559)	(2,327)
Excess tax benefits from stock-based compensation	44	352
Proceeds from the issuance of stock	63	153
Net cash used in financing activities	(2,454)	(1,827)

Effect of exchange rate changes on cash	(58)	556

Net increase (decrease) in cash and cash equivalents	473	(1,409)
Cash and cash equivalents at beginning of period	9,781	13,785
Cash and cash equivalents at end of period	$10,254	$12,376

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$1,016	$47
Property and equipment purchased and included in accounts payable	3	88
Issuance of common stock related to acquisition	—	19

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance, maintain and integrate complex, highly reliable software solutions for a range of Operations Support Systems (“OSS”).  We offer software products and solutions focused on activation and provisioning: our service activation solution, Tertio® (“TSA”), used to activate complex bundles of voice, video and data services for traditional and next generation wireless and wireline networks; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) used to dynamically allocate and assign resources to wireless devices that rely on SIM cards; our cloud-based (SaaS) service activation, self—service mobile applications and data enablement solutions to wireless carriers and Mobile Virtual Network Operators (MVNOs); our connected devices activation solution, Intelligent M2M Controller that supports the activation of M2M devices with intermittent or infrequent usage patterns; and our number inventory solution, Total Number Management™ (TNM), a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs) as well as other communication identifiers such as URLs and email addresses.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

Foreign Currency — Our functional currency is the U.S. dollar.  The functional currency of our foreign operations is the respective local currency for each foreign subsidiary.  Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date.  Our consolidated statements of income are translated at the weighted average rate of exchange during the applicable period.  The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (expense) in the consolidated statements of operations in the period in which they occur.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities, however the FASB has deferred the effective date by one year. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern .  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services		Customer Support	Total
	U.S.	U.K.	U.K.	Goodwill
Balance as of December 31, 2014	$1,097	$7,118	$8,795	$17,010
Effects of changes in foreign currency exchange rates (1)	—	66	81	147
Balance at June 30, 2015	$1,097	$7,184	$8,876	$17,157

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

We amortized identifiable intangible assets on a straight-line basis over their estimated lives ranging from one to seven years and include the cumulative effects of foreign currency exchange rates.  As of June 30, 2015 and December 31, 2014, identifiable intangibles were as follows (in thousands):

	June 30, 2015			December 31, 2014			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$439	$92	$347	$439	$64	$375	4.6 yrs
Trademarks and tradenames	63	21	42	63	15	48	3.8 yrs
Customer relationships	216	45	171	216	31	185	4.6 yrs
	$718	$158	$560	$718	$110	$608	4.54 yrs

Amortization expense of identifiable intangible assets was $23,000 and $24,000 for the three months and $47,000 for the six months ended June 30, 2015 and 2014, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2015 was as follows (in thousands):

Twelve months ending June 30,
2016	$94
2017	94
2018	94
2019	86
2020	82
Thereafter	110
$560

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic income per share:
Net income available to common stockholders	$780	$1,676	$1,640	$2,327
Basic weighted average shares outstanding	11,675	11,635	11,672	11,628
Basic income per share:	$0.07	$0.14	$0.14	$0.20

Diluted income per share:
Net income available to common stockholders	$780	$1,676	$1,640	$2,327
Weighted average shares outstanding	11,675	11,635	11,672	11,628
Effect of dilutive securities - options	273	272	271	284
Diluted weighted average shares outstanding	11,948	11,907	11,943	11,912
Diluted income per share:	$0.07	$0.14	$0.14	$0.20

For the three months ended June 30, 2015 and 2014, 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2015 and 2014, 0.3 million and 0.2 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2015 and 2014 and $0.2 million for the six months ended June 30, 2015 and 2014 .  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Cost of license fees and services, excluding depreciation and amortization	$17	$20	$39	$36
Cost of customer support, excluding depreciation and amortization	3	2	5	4
Sales and marketing	9	10	16	21
General and administrative	28	48	52	90
Product development	14	33	48	50
Total share based compensation	$71	$113	$160	$201

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At June 30, 2015 and December 31, 2014, 0.1 million options remained outstanding under the Option Plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At June 30, 2015, there were approximately 0.5 million shares available for grant under the 2007 Stock Plan, as amended.  At June 30, 2015 and December 31, 2014, 0.7 and 0.6 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three and six months ended June 30, 2015 and 2014, there were no grants of restricted stock to members of our senior management.  During the three months ended June 30, 2015 and 2014, 0 and 2,000 shares of restricted stock vested, respectively and 94 and 4,000 shares of restricted stock vested, respectively during the six months ended June 30, 2015 and 2014. There were 1,031 shares of restricted stock forfeited during the three months ended June 30, 2015. No shares were forfeited during the three months ended June 30, 2014.  Approximately 1,031 and 938 shares of restricted stock were forfeited during the six months ended June 30, 2015 and 2014, respectively.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $0 and $15,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,000 and $30,000 for the six months ended June 30, 2015 and 2014, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	5.7	6.3	6.0	6.0
Risk-free interest rate	1.63%	1.71%	1.36%	1.69%
Expected volatility	37.96%	54.75%	48.90%	55.88%
Expected dividend yield	4.96%	5.03%	4.95%	3.99%

The following is a summary of stock option activity under the plans for the six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959
Options granted	126	8.96
Less options forfeited	(19)	9.41
Less options exercised	(11)	2.51
Options outstanding at June 30, 2015	726	$5.56	5.81	$2,694

Options exercisable at June 30, 2015	520	$4.10	4.52	$2,626

There were 24,000 and 14,000 stock options granted during the three months ended June 30, 2015 and 2014, respectively.  The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2015 and 2014 was $1.94 and $2.65, respectively.  As of June 30, 2015, there was approximately $0.6 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.75 years.  The total fair value of stock options vested during the three months ended June 30, 2015 and 2014 was approximately $0.1 million, respectively.  The total fair value of stock options vested during the six months ended June 30, 2015 and 2014 was approximately $0.2 million and $0.1 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $5,000 and $4,000 for the three months ended June 30, 2015 and 2014, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $9,000 and $8,000 for the six months ended June 30, 2015 and 2014, respectively.

Cash received from stock option exercises for the three months ended June 30, 2015 and 2014 was $21,000 and $17,000, respectively.  Cash received from stock option exercises for the six months ended June 30, 2015 and 2014 was $27,000 and $0.1 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2015, there were approximately 57,000 shares available for purchase.  For the three months ended June 30, 2015 and 2014, we recorded compensation expense of $3,000 and $4,000, respectively, and $8,000 and $11,000, for the six months ended June 30, 2015 and 2014, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.02%	0.03%	0.03%	0.04%
Expected volatility	38.34%	43.37%	36.48%	43.29%
Expected dividend yield	4.91%	4.67%	4.96%	4.53%

Cash received from employee stock plan purchases for the three months ended June 30, 2015 and 2014 was $11,000 and $16,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2015 and 2014 was $33,000 and $43,000, respectively.

We issued shares related to the ESPP of approximately 1,000 and 2,000 for the three months ended June 30, 2015 and 2014, respectively.  We issued shares related to the ESPP of approximately 4,000 and 6,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2015, two significant customers (defined as contributing at least 10%) accounted for 22% (12% and 10%) of revenue from operations.  The significant customers for the three months ended June 30, 2015 are large telecommunications operators in Switzerland and Mexico.  For the three months ended June 30, 2014, three significant customers accounted for 40% (19%, 11% and 10%) of revenue from operations.  The significant customers for the three months ended June 30, 2014 were large telecommunications operators in Nigeria, United Kingdom and Mexico.  For the six months ended June 30, 2015, one significant customer accounted for 10% of revenue from operations. This customer is a large telecommunications operator in Switzerland.  For the six months ended June 30, 2014, three significant customers accounted for 37% (14%, 13% and 10%) of revenue from operations. These customers are large telecommunications operators in the United Kingdom, Nigeria and Mexico.

As of June 30, 2015, one significant customer accounted for approximately 23% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Nigeria.  As of December 31, 2014, three significant customers accounted for approximately 55% (26%, 16% and 13%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Nigeria, Mexico and Europe.

NOTE 6 — LONG-TERM DEBT

On October 31, 2014, we renewed our $5.0 million Loan and Security Agreement (the “Revolving Facility”).  The $5.0 million Revolving Facility bears interest at the greater of 2.75% or the U.S.A. Prime Rate minus one half of one percent (0.5%).  Prime Rate was 3.25% as of June 30, 2015.  The Revolving Facility is secured by all assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, we must have a balance of $3.0 million in cash on deposit and have quarterly net income and a specified ratio of current assets to current liabilities, as defined in the Revolving Facility.  The Revolving Facility requires us to pay an annual credit facility fee of $10,000.  All accrued interest on outstanding borrowings under the Revolving Facility is paid monthly, with any outstanding balance due with a final maturity of October 22, 2016.  As of June 30, 2015, we are in compliance with the covenants and have $5.0 million available under this Revolving Facility.  We are evaluating the Company’s need and potential uses for the facility, in the course of managing the company’s ongoing liquidity requirements.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.3 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively.  The net expense during the three months ended June 30, 2015 consisted of current income tax expense of $0.3 million and a deferred tax benefit of ($26,000). The current tax expense consists of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the three months ended June 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consisted primarily of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

We recorded net income tax expense of $0.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.  The net expense during the six months ended June 30, 2015 consisted of current income tax expense of $0.8 and a deferred tax benefit of ($24,000).  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the six months ended June 30, 2014 consisted of current income tax expense of $1.1 and a deferred tax expense of $47,000.  The current tax expense consisted primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

Our effective tax rate was 29% and 33% for the three months ended June 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2015.

Our effective tax rate was 31% and 32% for the six months ended June 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in the second quarter of 2015.

As of June 30, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  The $0.7 million of net deferred tax assets as of June 30, 2015, were comprised of the following:

June 30, 2015
Deferred tax assets:
Net operating loss carryforwards	$503
Research & Development Credits	303
AMT credits	944
Stock Compensation	687
Depreciable assets	127
Intangibles	192
Accrued liabilities and reserves	475
Total deferred tax assets	3,231

Deferred tax liabilities
Undistributed Foreign Earnings	$(785)
Total deferred tax liability	(785)

Net deferred tax assets, before valuation allowance	$2,446
Valuation allowance	(1,750)
Net deferred tax asset	$696

We have unrecognized tax benefit NOL’s which are comprised of windfall tax benefits related to stock-based compensation.  Due to a recently adopted accounting pronouncement, ASU No. 2014-09, topic 740 “Income Tax”, these NOL’s were deducted from our NOL carryforwards and are not included in the above summarized net deferred tax asset.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.

As of June 30, 2015 and December 31, 2014 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Throughout the world, in the normal course of business, we are subject to examination by taxing authorities up until, two years in the U.K. and four years in India, following the end of the accounting period.  As of the date of this report, none of our income tax returns are under examination.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On May 5, 2015, our Board of Directors declared a second quarter cash dividend of $0.11 per share, payable May 29, 2015, to stockholders of record May 22, 2015.  Previously, our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 17, 2015, payable March 31, 2015, to stockholders of record March 24, 2015.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
License fees and services	$3,610	$5,182	$7,949	$9,549
Customer support	2,461	2,757	4,782	4,972
Total revenue	6,071	7,939	12,731	14,521

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,420	3,669	5,534	6,558
Customer support	2,129	2,269	4,062	4,064
	4,549	5,938	9,596	10,622
Unallocated Costs
Other operating expenses	3,501	3,219	7,006	6,596
Depreciation and amortization	107	76	227	145
Restructuring	—	26	—	237
Interest income	(4)	(4)	(9)	(7)
Interest expense	3	4	6	9
Other loss	—	27	—	27
Foreign currency exchange loss	(151)	76	(26)	172

Income from operations before income taxes	$1,093	$2,514	$2,392	$3,443

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

	For the Three Months Ended June 30,
	2015			2014
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$423	$425	$848	$855	$516	$1,371
Switzerland	595	136	731	128	129	257
Mexico	508	124	632	485	323	808
Nigeria	323	123	446	1,495	119	1,614
Saudi Arabia	78	—	78	172	42	214
Other	1,683	1,653	3,336	2,047	1,628	3,675
Total revenues	$3,610	$2,461	$6,071	$5,182	$2,757	$7,939

	For the Six Months Ended June 30,
	2015			2014
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$961	$915	$1,876	$1,952	$1,016	$2,968
Switzerland	1,037	274	1,311	316	248	564
Nigeria	435	242	677	2,125	210	2,335
Mexico	824	241	1,065	1,074	437	1,511
Philippines	762	232	994	858	184	1,042
Other	3,930	2,878	6,808	3,224	2,877	6,101
Total revenues	$7,949	$4,782	$12,731	$9,549	$4,972	$14,521

	June 30,	December 31,
	2015	2014
Long-lived assets, net
United States	$1,926	$1,998
United Kingdom	16,290	16,091
Other	141	188
	$18,357	$18,277

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2015 or December 31, 2014.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2015 or December 31, 2014.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2015 or December 31, 2014.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2015 or December 31, 2014.

(b)         Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 11 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. in the fourth quarter of 2013.  Subsequently, an additional expense of $26,000 was incurred in the second quarter relating to the first quarter 2014 reduction in force.  There was no restructuring expense for the three or six months ended June 30, 2015.

There was no restructuring liability as of June 30, 2015 or December 31, 2014.

NOTE 12 — SUBSEQUENT EVENTS

On August 4, 2015, our Board of Directors declared a third quarter cash dividend of $0.11 per share, payable August 28, 2015, to stockholders of record August 21, 2015.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $6.1 million and $12.7 million from $7.9 million and $14.5 million for three and six months ended June 30, 2015 and 2014, respectively.  The decrease in revenue is due to decreased DSA license and services and customer support revenue offset by increased TSA license and services.

Our twelve month backlog decreased to $10.3 million as of June 30, 2015, compared to $12.5 million as of June 30, 2014 due primarily to a lower DSA and TSA balances.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
Revenue	$(217)	$(535)
Costs of revenue and operating expenses	(259)	(571)
Operating gain	$42	$36

The net effect of our foreign currency translations for the three months ended June 30, 2015 was a $0.2 million decrease in revenue and a $0.3 million decrease in operating expenses versus the three months ended June 30, 2014.  The net effect of our foreign currency translations for the six months ended June 30, 2015 was a $0.5 million decrease in revenue and a $0.6 million decrease in operating expenses versus the six months ended June 30, 2014.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
License fees and services	59%	65%	62%	66%
Customer support	41%	35%	38%	34%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	20%	19%	19%	21%
Costs of customer support, excluding depreciation and amortization	5%	6%	6%	6%
Sales and marketing	25%	17%	24%	20%
General and administrative	17%	12%	15%	12%
Product development	16%	12%	16%	13%
Depreciation	1%	1%	1%	1%
Restructuring	—	0%	—	2%
Total costs of revenue and operating expenses	84%	67%	81%	75%

Income from operations	16%	33%	19%	25%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Other loss	—	(0)%	—	(0)%
Foreign currency exchange gain (loss)	2%	(2)%	0%	(1)%
Other income (expense), net	2%	(2)%	0%	(1)%

Income from operations before income taxes	18%	31%	19%	24%
Income tax expense	5%	10%	6%	8%
Net income	13%	21%	13%	16%

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

Revenue for the three months ended June 30, 2015 and 2014 was $6.1 million and $7.9 million, respectively.  Decreased revenue for the three months is primarily due to lower license and services and customer support revenue from our DSA products offset by an increase of license and services from our TSA products.  Revenue for the six months ended June 30, 2015 and 2014 was $12.7 million and $14.5 million, respectively.  Decreased revenue for the period is primarily due to lower DSA license and services revenue and TSA customer support revenue.

License Fees and Services

License fees and services revenue decreased $1.6 million, or 30%, to $3.6 million for the three months ended June 30, 2015 from $5.2 million for the three months ended June 30, 2014.  The decrease is due to lower revenue from DSA products offset by an increase in TSA products.

License fees and services revenue decreased $1.6 million, or 17%, to $7.9 million for the six months ended June 30, 2015 from $9.5 million for the six months ended June 30, 2014.  The decrease in revenue is due to the DSA product.

Customer Support

Customer support revenue decreased $0.3 million, or 11%, to $2.5 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014. The decrease is due to lower revenue from DSA and TSA.

Customer support revenue decreased $0.2 million, or 4%, to $4.8 million for the six months ended June 30, 2015 from $5.0 million for the six months ended June 30, 2014.  The decrease is due to lower revenue from TSA slightly offset by an increase from DSA.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.5 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.3 million, or 21%, to $1.2 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014.  The decrease in costs of license fees and services is primarily attributable to the reduction of embedded software and partner fees, hours spent on license fees and service projects, incentive pay and travel costs all of which are a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 33% for the three months ended June 30, 2015  from 29% for the three months ended June 30, 2014.  The increase as a percentage of revenue is primarily due to the reduction of revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.6 million, or 19%, to $2.4 million for the six months ended June 30, 2015 from $3.0 million for the six months ended June 30, 2014.  The decrease in costs is primarily attributable to the reductions of embedded software and partner fees, employee costs due to a reduced workforce, hours spent on license fees and service projects and travel costs all of which are a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 30% for the six months ended June 30, 2015 from 31% for the six months ended June 30, 2014.  The decrease in costs as a percentage of revenue is primarily due lower revenue and the aforementioned reduction of costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization decreased $0.2 million or 32%, to $0.3 million for the three months ended June 30, 2015 from $0.5 million for the three months ended June 30, 2014.  The decrease in the costs of customer support is primarily attributable to embedded software and reduced hours spent on support projects.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 13% for the three months ended June 30, 2015 from 18% for the three months ended June 30, 2014.  The decrease in costs as a percentage of revenue is primarily the result of lower revenue and the aforementioned reduction of customer support costs during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.2 million, or 21%, to $0.7 million for the six months ended June 30, 2015 from $0.9 million for the six months ended June 30, 2014.  The decrease in the costs of customer support is a result of lower embedded software expense, and reduced hours spent on customer support projects.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 15% for the six months ended June 30, 2015 from 18% for the six months ended June 30, 2014.  The decrease in costs as a percentage of revenue is primarily the result of lower revenue and the aforementioned costs reduction during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.2 million, or 15%, to $1.5 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014.  The increase in expenses is attributable to partner fees, growth of the sales staff and higher travel expense.  As a percentage of total revenue, sales and marketing expenses increased to 25% for the three months ended June 30, 2015 from 17% for the three months ended June 30, 2014. The increase in sales and marketing expenses as a percentage of revenue is primarily due to decreased revenue and aforementioned expense increase during the period.

Sales and marketing expenses increased $0.1 million, or 4%, to $3.1 million for the six months ended June 30, 2015 from $3.0 million for the six months ended June 30, 2014.  The increase in costs is primarily attributable to partner fees and higher incentive compensation.  As a percentage of total revenue, sales and marketing expenses increased to 24% for the six months ended June 30, 2015 from 21% for the six months ended June 30, 2014.  The increase in sales and marketing expenses as a percentage of revenue is primarily due to reduced revenue and the aforementioned increase in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 9%, to $1.0 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014.  The increase in general and administrative expenses is primarily the result of higher professional fees offset by lower incentive pay.  As a percentage of revenue, general and administrative expenses increased to 17% for the three months ended June 30, 2015 from 12% for the three months ended June 30, 2014.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue and the aforementioned increase in costs during the period.

General and administrative expenses increased $0.1 million, or 9%, to $1.9 million from $1.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in costs is primarily related to higher professional fees offset by lower incentive pay.  As a percentage of total revenue, general and administrative expenses increased to 15% for the six months ended June 30, 2015 from 12% for the six months ended June 30, 2014.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue and the aforementioned increase in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses were $1.0 million for the three months ended June 30, 2015 and 2014.  As a percentage of revenue, product development expenses increased to 16% for the three months ended June 30, 2015 from 12% for the three months ended June 30, 2014.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period.

Product development expenses increased $0.1 million, or 7%, to $1.9 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014.  The increase in product development expenses is primarily attributable to higher hours worked on research development projects offset by lower incentive pay.  As a percentage of revenue, product development expenses for the six months ended June 30, 2015 increased to 16% from 13% for the six months ended June 30, 2014.  The increase as a percentage of revenue is primarily due to the lower revenue and the aforementioned increase of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense increased $32,000, or 62%, to $84,000 from $52,000 for the three months ended June 30, 2015 and 2014, respectively.  As a percentage of total revenue, depreciation expense for the three months ended June 30, 2015 and 2014, remained at 1%.

Depreciation expense increased $0.1 million, or 84%, to $0.2 million from $0.1 million for the six months ended June 30, 2015 and 2014, respectively.  As a percentage of total revenue, depreciation expense for the six months ended June 30, 2015 and 2014, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc.  Amortization expense was $23,000 for the three months ended June 30, 2015 and $24,000 for the three months ended June 30, 2014.  As a percentage of total revenue, amortization expense was 0% for the three months ended June 30, 2015 and 2014.

Amortization expense was $47,000 for the six months ended June 30, 2015 and 2014.  As a percentage of total revenue, amortization expense for the six months ended June 30, 2015 and 2014 remained at 0%.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. There was restructuring expense of $26,000 for the three months ended June 30, 2014.  There was no restructuring expense for the three months ended June 30, 2015.  As a percentage of revenue, restructuring expense was 0% for the three months ended June 30, 2014.

Restructuring was $0.2 million for the six months ended June 30, 2014.  There were no restructuring expenses for the six months ended June 30, 2015.  As a percentage of revenue, restructuring expense was 2% for the six months ended June 30, 2014.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $4,000 for the three months ended June 30, 2015 and 2014.

Interest income was $9,000 and $7,000 for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $3,000 and $4,000 for the three months ended June 30, 2015 and 2014, respectively.

Interest expense was $6,000 and $9,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $3,000 is primarily due to the amortization of interest expense from our capital lease obligations.

Foreign Currency Exchange Gain ( Loss)

Foreign currency transaction gains and (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $0.2 million and ($0.1) million for the three months ended June 30, 2015 and 2014, respectively, and $26,000 and ($0.2) million for the six months ended June 30, 2015 and 2014, respectively.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive income was $1.4 million during the three months ended June 30, 2015 compared to $0.6 million during the three months ended June 30, 2014.  The current period gain is related to a stronger British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.  For the six months ended June 30, 2015 other comprehensive income decreased to $0.1 million from $0.9 million for the six months ended June 30, 2014. The decrease is related to the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries and increased net income in the respective periods.

Income Taxes

We recorded net income tax expense of $0.3 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively.  The net expense during the three months ended June 30, 2015 consisted of current income tax expense of $0.3 million and a deferred tax benefit of ($26,000). The current tax expense consists of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the three months ended June 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consisted primarily of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

We recorded net income tax expense of $0.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.  The net expense during the six months ended June 30, 2015 consisted of current income tax expense of $0.8 and a deferred tax benefit of ($24,000).  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the six months ended June 30, 2014 consisted of current income tax expense of $1.1 and a deferred tax expense of $47,000.  The current tax expense consisted primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.S.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.

Our effective tax rate was 29% and 33% for the three months ended June 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in 2015.

Our effective tax rate was 31% and 32% for the six months ended June 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in the second quarter of 2015.

As of June 30, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state NOL carryforwards, research and development tax credits and AMT credits.

We have unrecognized tax benefit NOL’s which are comprised of windfall tax benefits related to stock-based compensation.  Due to a recently adopted accounting pronouncement, ASU No. 2014-09, topic 740 “Income Tax”, these NOL’s were deducted from our NOL carryforwards and are not included in our summarized net deferred tax asset.  When utilized, windfall tax benefits related to stock-based compensation are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital, not income tax expense.  See Note 7 to the financial statements for a summary of our net deferred tax asset.

FINANCIAL CONDITION

Our working capital position decreased $1.0 million, or 6%, to $14.8 million as of June 30, 2015 from $15.8 million as of December 31, 2014.  The majority of the change in working capital is related to a reduction of contract receivables, accounts payable and accrued liabilities, income tax payable and unearned revenue of which was offset by an increase to prepaid and other current assets.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2014 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2015, our principal source of liquidity was $10.3 million in cash and cash equivalents and $6.5 million in contract receivables, net of allowances, and $5.0 million of unused availability under our revolving credit facility.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $3.1 million and $2,000, respectively.  The increase in cash provided by operating activities for the three months ended June 30, 2015 was primarily due to collections of contract receivables offset by decreases in accounts payable and accrued liabilities.

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 was $0.2 million and $0.1 million, respectively.  Cash used in investing activities is primarily due to purchase of property and equipment in the respective periods.

Net cash used in financing activities for the six months ended June 30, 2015 and 2014 was $2.5 million and $1.8 million, respectively.  The increase in cash used in financing activities is primarily due to two $0.11 per share common stock cash dividends paid during the six months ended June 30, 2015 compared to two $0.10 per share common stock cash dividends paid during the six months ended June 30, 2014 and lower proceeds from the issuance of stock and less excess tax benefits from stock-based compensation in the current period.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2015 of $10.3 million;

•                                                Our working capital balance of $14.8 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.11 per share for the first and second quarters of 2015, and the possibility of future dividends;

•                                                Our backlog as of June 30, 2015 of approximately $10.3 million, including $4.7 million in license fees and services and $5.6 million in customer support;

•                                                The availability under our revolving credit facility of $5.0 million as of June 30, 2015.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2015 and 2014, the effect of exchange rate changes resulted in a $0.1 million decrease and $0.6 million increase to consolidated cash.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2015	2014
British pound sterling	0.63567	0.64169
Indian rupee	63.66531	63.13131

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2015	2014	2015	2014
British pound sterling	0.65312	0.59383	0.65665	0.59898
Indian rupee	63.40111	60.29089	62.83697	61.00393

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

During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dividends - Our Board of Directors has declared a first and second quarter cash dividend of $0.11 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 4, 2015	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)