Form 10-Q
period 2015-09-30
EVOLVING SYSTEMS INC
filed 2015-11-10
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015 there were 11,702,768 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,410	$9,781
Contract receivables, net of allowance for doubtful accounts of $42 at September 30, 2015 and $43 at December 31, 2014	9,935	9,182
Unbilled work-in-progress, net of allowance of $306 at September 30, 2015 and December 31, 2014	3,370	4,995
Deferred income taxes	—	80
Prepaid and other current assets	1,533	1,331
Total current assets	24,248	25,369
Property and equipment, net	595	659
Amortizable intangible assets, net	5,179	608
Goodwill	23,553	17,010
Long-term deferred income taxes	—	586
Total assets	$53,575	$44,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$5
Accounts payable and accrued liabilities	5,704	4,460
Income taxes payable	466	1,227
Unearned revenue	4,343	3,883
Total current liabilities	10,518	9,575
Long-term liabilities:
Capital lease obligations, net of current portion	3	7
Revolving line of credit, net of current portion	10,000	—
Deferred income taxes	1,065	—
Contingent earn-out obligation	178	178
Long-term unearned revenue	—	420
Total liabilities	21,764	10,180

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,879,407 shares issued and 11,700,518 outstanding as of September 30, 2015 and 11,843,564 shares issued and 11,664,675 outstanding as of December 31, 2014	12	12
Additional paid-in capital	96,307	96,005
Treasury stock 178,889 shares as of September 30, 2015 and December 31, 2014, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(5,443)	(4,534)
Accumulated deficit	(57,812)	(56,178)
Total stockholders’ equity	31,811	34,052
Total liabilities and stockholders’ equity	$53,575	$44,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
License fees and services	$3,228	$5,141	$11,177	$14,690
Customer support	2,545	2,419	7,327	7,391
Total revenue	5,773	7,560	18,504	22,081

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,043	1,446	3,458	4,437
Costs of customer support, excluding depreciation and amortization	396	509	1,116	1,417
Sales and marketing	1,336	1,363	4,435	4,344
General and administrative	1,010	877	2,943	2,654
Product development	913	948	2,887	2,786
Depreciation	97	74	277	172
Amortization	24	24	71	71
Restructuring	—	—	—	237
Total costs of revenue and operating expenses	4,819	5,241	15,187	16,118

Income from operations	954	2,319	3,317	5,963

Other income (expense)
Interest income	5	6	14	13
Interest expense	(3)	(4)	(9)	(13)
Other loss	—	—	—	(27)
Foreign currency exchange gain (loss)	(244)	185	(218)	13
Other income (expense), net	(242)	187	(213)	(14)

Income from operations before income taxes	712	2,506	3,104	5,949
Income tax expense	142	827	894	1,943
Net income	$570	$1,679	$2,210	$4,006

Basic income per common share	$0.05	$0.14	$0.19	$0.34

Diluted income per common share	$0.05	$0.14	$0.19	$0.34

Cash dividend declared per common share	$0.11	$0.11	$0.33	$0.31

Weighted average basic shares outstanding	11,687	11,647	11,677	11,635
Weighted average diluted shares outstanding	11,927	11,934	11,938	11,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$570	$1,679	$2,210	$4,006

Other comprehensive loss:
Foreign currency translation loss	(975)	(1,306)	(909)	(412)
Other comprehensive loss	(975)	(1,306)	(909)	(412)

Comprehensive (loss) income	$(405)	$373	$1,301	$3,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052
Stock option exercises	10,823	—	28	—	—	—	28
Common Stock issued pursuant to the Employee Stock Purchase Plan	6,052	—	45	—	—	—	45
Stock-based compensation expense	—	—	229	—	—	—	229
Restricted stock issuance, net of cancellations	18,968	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(3,844)	(3,844)
Net income	—	—	—	—	—	2,210	2,210
Foreign currency translation adjustment	—	—	—	—	(909)	—	(909)
Balance at September 30, 2015	11,700,518	$12	$96,307	$(1,253)	$(5,443)	$(57,812)	$31,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,210	$4,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	277	172
Amortization of intangible assets	71	71
Amortization of debt issuance costs	8	13
Stock based compensation	229	309
Unrealized foreign currency transaction losses, net	218	(13)
Provision for deferred income taxes	(25)	(15)
Change in operating assets and liabilities:
Contract receivables	(137)	745
Unbilled work-in-progress	1,604	(3,896)
Prepaid and other assets	(183)	133
Accounts payable and accrued liabilities	(934)	(295)
Unearned revenue	(439)	(1,486)
Net cash provided by (used in) operating activities	2,899	(256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(191)	(275)
Business combinations, net of cash	(9,014)	—
Net cash used in investing activities	(9,205)	(275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(4)	(7)
Proceeds from the revolving line of credit	10,000	—
Common stock cash dividends	(3,844)	(3,608)
Excess tax benefits from stock-based compensation	—	821
Proceeds from the issuance of stock	73	244
Net cash provided by (used in) financing activities	6,225	(2,550)

Effect of exchange rate changes on cash	(290)	273

Net decrease in cash and cash equivalents	(371)	(2,808)
Cash and cash equivalents at beginning of period	9,781	13,785
Cash and cash equivalents at end of period	$9,410	$10,977

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$1,092	$111
Property and equipment purchased and included in accounts payable	12	—
Issuance of common stock related to acquisition	—	19

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions that provide a variety of service activation and provisioning functions.  Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or offered as a Software-as-a-Service (“SaaS”).

On September 30, 2015 we announced the acquisition of privately held RateIntegration, Inc., d/b/a Sixth Sense Media (“SSM”), a provider of real time analytics and marketing solutions to wireless carriers.  SSM’s software solution platform, Real-time Lifecycle Marketing™ (“RLM”), enables carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time.

We believe the addition of SSM’s RLM product to our existing service activation and data enablement products will produce a powerful platform for wireless carriers. A product suite which we refer to as our Mobile Marketing Solutions (“MMS”) will provide sophisticated, highly tailored mobile campaigns which can be executed based on critical subscriber data captured during the initial activation experience (DSA and RLM) as well as in-life subscriber usage via MDE.  We see the opportunity to leverage our technology to provide MNOs with sophisticated mobile marketing campaigns that will extend beyond voice, text and data usage campaigns and provide marketing services that will assist MNOs to market services that include retail mobile marketing, gaming, streaming video as well as social media based campaigns.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

Intangible Assets — Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, non-competition and business partnerships acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs, Inc.”) and RateIntegration, Inc. d/b/a Sixth Sense Media (“Evolving Systems NC, Inc.”).  These assets are amortized using the straight-line method over their estimated lives.

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

NOTE 2 — ACQUISITION

On September 30, 2015 we acquired privately held RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”), now known as Evolving Systems NC, Inc. for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure RateIntegration’s representations and warranties in the agreement.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $6.9 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2016. The results of RateIntegration’s operations have been included in the consolidated financial statements since the acquisition date.

We believe this acquisition complements our activation and SIM management products. Combining SSM’s real-time analytics and campaign capabilities with our DSA and MDE solutions will allow the company to offer global wireless carriers solutions that utilize the highly valuable contextual data captured from the subscribers’ initial welcome experience via DSA, their network usage via RLM and their on-device app usage via MDE. The combined solutions will create a highly personalized experience that engages subscribers in real time from the first time subscribers power on their new devices right through their day-to-day usage.

Our strategic focus is primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation, mobile marketing campaigns, advertising and analytics and management of services.

Total purchase price is summarized as follows (in thousands):

September 30, 2015
Cash Consideration
Initial Cash Purchase Price	$9,750
Cash/Working Capital Adjustment	535
Total Cash Consideration	$10,285

Assumed Liabilities	250
Total purchase price	$10,535

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

September 30, 2015
Cash and cash equivalents	$1,521
Contract receivables	1,057
Unbilled work-in-progress	89
Intangible assets	4,642
Prepaid and other current assets	68
Other assets, non-current	32
Total identifiable assets acquired	$7,409

Accounts payable and accrued liabilities	$1,506
Deferred tax liability	1,760
Deferred revenue	557
Total identifiable liabilities acquired	$3,823

Net identifiable assets acquired	3,586

Goodwill	6,949
Net assets acquired	$10,535

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  No amortization expense related to the acquired intangible assets was recorded during the period ended September 30, 2015.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC, Inc.’s acquisition as of September 30, 2015 (in thousands):

	September 30, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$—	$1,679	8 yrs
Trademarks and tradenames	122	—	122	2 yrs
Non-competition	33		33	2 yrs
Customer relationships	2,808	—	2,808	7 yrs
	$4,642	$—	$4,642	7.19 yrs

Pro Forma

The following unaudited pro forma financial information reflects the consolidated results of operations of as if the acquisition of SSM had taken place on January 1, 2015 and 2014. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	For the Nine Months ended September 30,
	2015	2014

Revenue	$23,118	$26,637
Earnings	2,559	4,415

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services			Customer Support		Total
	U.S.	India	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2014	$1,097	$—	$7,118	$—	$8,795	$17,010
Goodwill acquired during the year	5,209	184		1,556		6,949
Effects of changes in foreign
currency exchange rates (1)	—	—	(182)	—	(224)	(406)
Balance at September 30, 2015	$6,306	$184	$6,936	$1,556	$8,571	$23,553

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2015, which we had $17.0 million of goodwill included the following reporting units, License and Services (“L&S”) — US,  Evolving Systems Labs, Inc. of $1.1 million and UK of $7.2 million and Customer Support (“CS”) — UK of $8.7 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. In our analysis, we weighted the application of discounted cash flow analysis at 70% and observed market multiple data from selected guideline public companies at 30%.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then be required to perform a second step of the impairment analysis which could lead to goodwill impairment should the carrying amount exceed the fair value.  The excess of carrying amount over fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2015 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  However, a hypothetical decrease of approximately 20% due to lower than estimated future cash flows in the estimated fair value of our L&S-U.S. Evolving Systems Labs, Inc. reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit. From July 31, 2015 through the date of this report, no events have occurred that we believe may have impaired goodwill.

As a result of the acquisition of SSM, $6.9 million of goodwill was acquired during the period, of which $5.4 million was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of September 30, 2015 and December 31, 2014, identifiable intangibles were as follows (in thousands):

	September 30, 2015			December 31, 2014			Weighted-
	(2) Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,118	$105	$2,013	$439	$64	$375	7.3 yrs
Trademarks and tradenames	185	24	161	63	15	48	2.6 yrs
Non-competition	33	—	33	—	—	—	2.0 yrs
Customer relationships	3,024	52	2,972	216	31	185	6.8 yrs
	$5,360	$181	$5,179	$718	$110	$608	6.8 yrs

(2)           Changes in intangible values as of September 30, 2015 compared to December 31, 2014 are the direct result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.

Amortization expense of identifiable intangible assets was $24,000 for the three months and $71,000 for the nine months ended September 30, 2015 and 2014, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2015 was as follows (in thousands):

Twelve months ending September 30,
2016	$783
2017	783
2018	705
2019	694
2020	693
Thereafter	1,521
$5,179

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic income per share:
Net income available to common stockholders	$570	$1,679	$2,210	$4,006
Basic weighted average shares outstanding	11,687	11,647	11,677	11,635
Basic income per share:	$0.05	$0.14	$0.19	$0.34

Diluted income per share:
Net income available to common stockholders	$570	$1,679	$2,210	$4,006
Weighted average shares outstanding	11,687	11,647	11,677	11,635
Effect of dilutive securities - options	240	287	261	284
Diluted weighted average shares outstanding	11,927	11,934	11,938	11,919
Diluted income per share:	$0.05	$0.14	$0.19	$0.34

For the three months ended September 30, 2015 and 2014, 0.3 million and 0.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2015 and 2014, 0.3 million and 0.2 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2015 and 2014 and $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of license fees and services, excluding depreciation and amortization	$17	$20	$56	$56
Cost of customer support, excluding depreciation and amortization	3	2	8	6
Sales and marketing	10	5	26	26
General and administrative	23	49	76	138
Product development	16	32	63	83
Total share based compensation	$69	$108	$229	$309

Stock Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At September 30, 2015 and December 31, 2014, 0.1 million options remained outstanding under the Option Plan.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and expire no more than ten years from the date of grant.  At September 30, 2015, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, as amended.  At September 30, 2015 and December 31, 2014, 0.8 and 0.6 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended September 30, 2015 there were 20,000 grants of restricted stock to members of our senior management.  During the nine months ended September 30, 2015 there were 20,000 grants of restricted stock to members of our senior management.  No grants of restricted stock were offered during the nine months ended September 30, 2014.  During the three months ended September 30, 2015 and 2014, 0 and 2,000 shares of restricted stock vested, respectively and 94 and 6,000 shares of restricted stock vested, respectively during the nine months ended September 30, 2015 and 2014. No shares of restricted stock were forfeited during the three months ended September 30, 2015 and 2014. Approximately 1,031 and 938 shares of restricted stock were forfeited during the nine months ended September 30, 2015 and 2014, respectively.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $0 and $15,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,000 and $46,000 for the nine months ended September 30, 2015 and 2014, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	6.0	*	6.0	6.0
Risk-free interest rate	1.37%	*	1.37%	1.69%
Expected volatility	37.76%	*	42.47%	55.88%
Expected dividend yield	7.33%	*	6.32%	3.99%

* - None granted

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959
Options granted	298	7.25
Less options forfeited	(19)	9.39
Less options expired	(8)	9.39
Less options exercised	(11)	2.57
Options outstanding at September 30, 2015	890	$5.61	6.46	$1,425

Options exercisable at September 30, 2015	532	$4.20	4.50	$1,418

There were 172,000 stock options granted during the three months ended September 30, 2015.  No stock options were granted during the three months ended September 30, 2014.  The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2015 was $0.96.  As of September 30, 2015, there were approximately $0.5 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.55 years.  The total fair value of stock options vested during the three months ended September 30, 2015 and 2014 was approximately $0.1 million, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $5,000 and $4,000 for the three months ended September 30, 2015 and 2014, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $14,000 and $12,000 for the nine months ended September 30, 2015 and 2014, respectively.

Cash received from stock option exercises for the three months ended September 30, 2015 and 2014 was $0 and $0.1 million, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2015 and 2014 was $27,000 and $0.2 million, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2015, there were approximately 55,000 shares available for purchase.  For the three months ended September 30, 2015 and 2014, we recorded compensation expense of $3,000, respectively, and $11,000 and $14,000, for the nine months ended September 30, 2015 and 2014, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.01%	0.02%	0.03%	0.03%
Expected volatility	41.51%	36.78%	38.20%	41.90%
Expected dividend yield	7.33%	4.37%	5.77%	4.50%

Cash received from employee stock plan purchases for the three months ended September 30, 2015 and 2014 was $11,000 and $12,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2015 and 2014 was $44,000 and $55,000, respectively.

We issued shares related to the ESPP of approximately 2,000 for the three months ended September 30, 2015 and 2014.  We issued shares related to the ESPP of approximately 7,000 for the nine months ended September 30, 2015 and 2014

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2015, no significant customers (defined as contributing at least 10%) accounted for 10% of revenue from operations.    For the three months ended September 30, 2014, two significant customers accounted for 28% (16% and 12%) of revenue from operations.  The significant customers for the three months ended September 30, 2014 are large telecommunications operators in Mexico and United Kingdom.  For the nine months ended September 30, 2015, no significant customers accounted for 10% of revenue from operations. For the nine months ended September 30, 2014, three significant customers accounted for 36% (13%, 12% and 11%) of revenue from operations. These customers are large telecommunications operators in the United Kingdom, Mexico and Nigeria.

As of September 30, 2015, one significant customer accounted for approximately 22% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Nigeria.  As of December 31, 2014, three significant customers accounted for approximately 55% (26%, 16% and 13%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Nigeria, Mexico and Europe.

NOTE 7 — REVOLVING LINE OF CREDIT

On September 28, 2015, we entered into the Third Amendment to the Loan and Security Agreement with East West Bank to increase the current revolving credit facility from $5.0 million to $10.0 million (the “Revolving Facility”).  The additional $5.0 million (“Revolving Line II”) will bear interest at a floating rate equal to the U.S.A. Prime Rate plus 2.25%; the existing $5.0 million credit facility (“Revolving Line”) will continue to bear interest at the greater of 2.75% or the U.S.A Prime Rate minus one half of one percent (0.50%).  The Revolving Facility is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, the Company must have a balance of $4.0 million in cash on deposit with East West Bank, a minimum current ratio and a specified ratio of Total Liabilities to Tangible Net Worth, which are both as defined in the Revolving Facility. The Revolving Facility requires the Company to pay a one-time credit facility fee of $10,000 for extension of Revolving Line II, an annual credit facility fee of $10,000 and monthly payments of interest, with the unpaid balance due on October 22, 2016.

The Revolving Facility includes negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; and change the nature of its business materially. Outstanding amounts under the Revolving Facility may be accelerated by notice from East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

As of September 30, 2015, we are in compliance with the covenants and have borrowed $10.0 million against the Revolving Facility.  The proceeds from the borrowings against the facilities were used for the initial payment for the RateIntegration acquisition agreement on September 30, 2015.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.1 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively.  The net expense during the three months ended September 30, 2015 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The net expense during the three months ended September 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consists of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.  The decrease in tax expense for the three months ending September 30, 2015 is due to lower income in the current period.

We recorded net income tax expense of $0.9 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.  The net expense during the nine months ended September 30, 2015 consisted of current income tax expense of $0.9 and a deferred tax benefit of ($25,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the nine months ended September 30, 2014 consisted of current income tax expense of $1.9 million and a deferred tax expense of $29,000.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.  The decrease in tax expense for the nine months ending September 30, 2015 is due to lower income in the current period.

Our effective tax rate was 20% and 33% for the three months ended September 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to  the adjustment of our annual effective tax rate for earnings which are lower than projected.

Our effective tax rate was 29% and 33% for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in the second quarter of 2015.

As of September 30, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  The $1.1 million of net deferred tax liabilities as of September 30, 2015, were comprised of the following (in thousands):

September 30, 2015
Deferred tax assets
Net operating loss carryforwards	$530
Research & Development Credits	303
AMT credits	941
Stock Compensation	700
Depreciable assets	107
Accrued liabilities and reserves	423
Total deferred tax assets	3,004

Deferred tax liabilities
Deferred Revenue
Undistributed Foreign Earnings	$(723)
Intangibles	(1,572)
Total deferred tax liability	(2,295)

Net deferred tax assets, before valuation allowance	$709
Valuation allowance	(1,774)
Net deferred tax liability	$(1,065)

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

Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of certain tax attributes, including net operating loss and tax credit carryovers, available to be utilized following an “Ownership Change” triggered by a shift of greater than 50% in stock ownership over a three year testing period. We believe SSM likely may have had Ownership Changes prior to its acquisition by Evolving Systems, Inc.  However, the amount of the applicable limitation is not known, and cannot be estimated at this time.  Accordingly, the Company has not recorded a deferred tax asset associated with SSM’s tax attributes in its initial purchase accounting.  The Company intends to review the ownership history of SSM to determine the utilizable portion of its tax attributes as soon as practicable, and if appropriate, adjust the deferred tax assets and purchase accounting upon the conclusion of its assessment.

Two Indian subsidiaries of SSM, were acquired pursuant to the terms of the Agreement and Plan of Merger dated September 30, 2015.  We have reason to believe there is uncertainty related to the lack of historical US International reporting for these two foreign subsidiaries, and are in the process of determining whether either or both of these subsidiaries are controlled foreign corporations (“CFCs”) within the meaning of the Internal Revenue Code and related Regulations, or if a “check-the-box” election has taken place to effectively treat one or both of these subsidiaries as disregarded entities for US federal tax reporting purposes. The Company is in the process of obtaining pertinent information to assess the degree of uncertainty and to quantify related costs or liabilities.

As of September 30, 2015 and December 31, 2014 we had no liability for unrecognized tax benefits.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On August 4, 2015, our Board of Directors declared a third quarter cash dividend of $0.11 per share, payable August 28, 2015, to stockholders of record August 21, 2015.    Previously, our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 17, 2015, payable March 31, 2015, to stockholders of record March 24, 2015 and a second quarter cash dividend of $0.11 per share on May 5, 2015, payable May 29, 2015, to stockholders of May 22, 2015.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
License fees and services	$3,228	$5,141	$11,177	$14,690
Customer support	2,545	2,419	7,327	7,391
Total revenue	5,773	7,560	18,504	22,081

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,185	3,695	7,719	10,253
Customer support	2,149	1,910	6,211	5,974
	4,334	5,605	13,930	16,227
Unallocated Costs
Other operating expenses	3,259	3,188	10,265	9,784
Depreciation and amortization	121	98	348	243
Restructuring	—	—	—	237
Interest income	(5)	(6)	(14)	(13)
Interest expense	3	4	9	13
Other loss	—	—	—	27
Foreign currency exchange loss	244	(185)	218	(13)

Income from operations before income taxes	$712	$2,506	$3,104	$5,949

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

	For the Three Months Ended September 30,
	2015			2014
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$638	$429	$1,067	$761	$514	$1,275
Indonesia	488	103	591	4	80	84
Mexico	254	108	362	1,082	136	1,218
Other	1,848	1,905	3,753	3,294	1,689	4,983
Total revenues	$3,228	$2,545	$5,773	$5,141	$2,419	$7,560

	For the Nine Months Ended September 30,
	2015			2014
	L&S	CS	Total	L&S	CS	Total
Revenue
United Kingdom	$1,599	$1,344	$2,943	$2,714	$1,530	$4,244
Nigeria	531	354	885	2,604	329	2,933
Mexico	1,077	349	1,426	2,156	573	2,729
Other	7,970	5,280	13,250	7,216	4,959	12,175
Total revenues	$11,177	$7,327	$18,504	$14,690	$7,391	$22,081

	September 30,	December 31,
	2015	2014
Long-lived assets, net
United States	$13,278	$1,998
United Kingdom	15,720	16,091
Other	329	188
	$29,327	$18,277

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2015 or December 31, 2014.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2015 or December 31, 2014.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2015 or December 31, 2014.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2015 or December 31, 2014.

(b)                             Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 12 — RESTRUCTURING

During the first quarter of 2014, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.2 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. in the fourth quarter of 2013.  Subsequently, an additional expense of $26,000 was incurred in the second quarter relating to the first quarter 2014 reduction in force.  There was no restructuring expense for the three or nine months ended September 30, 2015.

There was no restructuring liability as of September 30, 2015 or December 31, 2014.

NOTE 13 — SUBSEQUENT EVENTS

On November 10, 2015, our Board of Directors declared a third quarter cash dividend of $0.11 per share, payable December 4, 2015, to stockholders of record November 27, 2015.

In October 2015, we undertook a reduction in workforce involving the termination of employees resulting in an expense of approximately $0.5 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions that provide a variety of service activation and provisioning functions.  Our service activation solution, TSA is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, DSA is used to dynamically allocate and assign resources to MNOs devices that rely on SIM cards; RLM enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time our MDE solution provides a data consumption and policy management solution for wireless carriers and MVNOs that monitor the usage and consumption of data services; our TNM product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or offered via a SaaS model.  Prior to the acquisition of SSM, we reported license and services and customer support revenue separately and further classified our revenue as TSA or DSA, where MDE and TNM were included in DSA. Going forward we will continue to report license and services and customer support revenue separately, but we will further classify our revenue as TSA and MMS, with MMS including DSA, RLM, MDE and TNM.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Consolidated revenue decreased to $5.8 million and $18.5 million from $7.6 million and $22.1 million for three and nine months ended September 30, 2015 and 2014, respectively.  The decrease in revenue is due to lower MMS and TSA license and services revenues.

Our twelve month backlog decreased to $10.3 million as of September 30, 2015, compared to $10.6 million as of September 30, 2014 due primarily to a decrease in TSA, offset by a slight increase in MMS balances.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
Revenue	$(220)	$(755)
Costs of revenue and operating expenses	(298)	(975)
Operating gain	$78	$220

The net effect of our foreign currency translations for the three months ended September 30, 2015 was a $0.2 million decrease in revenue and a $0.3 million decrease in operating expenses versus the three months ended September 30, 2014.  The net effect of our foreign currency translations for the nine months ended September 30, 2015 was a $0.8 million decrease in revenue and a $1.0 million decrease in operating expenses versus the nine months ended September 30, 2014.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
License fees and services	56%	68%	60%	67%
Customer support	44%	32%	40%	33%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	18%	19%	19%	20%
Costs of customer support, excluding depreciation and amortization	7%	7%	6%	6%
Sales and marketing	23%	18%	24%	20%
General and administrative	18%	12%	16%	12%
Product development	16%	12%	16%	13%
Depreciation	2%	1%	1%	1%
Restructuring	—	—	—	1%
Total costs of revenue and operating expenses	84%	69%	82%	73%

Income from operations	16%	31%	18%	27%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Other loss	—	—	—	(0)%
Foreign currency exchange gain (loss)	(4)%	2%	(1)%	0%
Other income (expense), net	(4)%	2%	(1)%	(0)%

Income from operations before income taxes	12%	33%	17%	27%
Income tax expense	2%	11%	5%	9%
Net income	10%	22%	12%	18%

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

Revenue for the three months ended September 30, 2015 and 2014 was $5.8 million and $7.6 million, respectively.  Decreased revenue for the three months is primarily due to lower license and services from our MMS and TSA products offset by an increase of customer support revenue from our MMS products.  Revenue for the nine months ended September 30, 2015 and 2014 was $18.5 million and $22.1 million, respectively.  Decreased revenue for the period is primarily due to lower MMS and TSA license and services revenue and TSA customer support revenue, offset by an increase in MMS customer support revenue.

License Fees and Services

License fees and services revenue decreased $1.9 million, or 37%, to $3.2 million for the three months ended September 30, 2015 from $5.1 million for the three months ended September 30, 2014.  The decrease is due to lower revenue from MMS and TSA products.

License fees and services revenue decreased $3.5 million, or 24%, to $11.2 million for the nine months ended September 30, 2015 from $14.7 million for the nine months ended September 30, 2014.  The decrease in revenue is due to the MMS and TSA products.

Customer Support

Customer support revenue increased $0.1 million, or 5%, to $2.5 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014. The increase is due to higher revenue from MMS.

Customer support revenue decreased $0.1 million, or 1%, to $7.3 million for the nine months ended September 30, 2015 from $7.4 million for the nine months ended September 30, 2014.  The decrease is due to lower revenue from TSA offset by an increase from MMS.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.4 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $4.6 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.4 million, or 28%, to $1.0 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014.  The decrease in costs of license fees and services is primarily attributable to the reduction hours spent on license fees and service projects, incentive pay and travel costs, all of which are a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 32% for the three months ended September 30, 2015  from 28% for the three months ended September 30, 2014.  The increase as a percentage of revenue is primarily due to the reduction of revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.9 million, or 22%, to $3.5 million for the nine months ended September 30, 2015 from $4.4 million for the nine months ended September 30, 2014.  The decrease in costs is primarily attributable to the reductions of embedded software and partner fees, employee costs due to a reduced workforce, hours spent on license fees and service projects and travel costs, all of which are a result of lower revenue.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 31% for the nine months ended September 30, 2015 from 30% for the nine months ended September 30, 2014.  The decrease in costs as a percentage of revenue is primarily due lower revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization decreased $0.1 million or 22%, to $0.4 million for the three months ended September 30, 2015 from $0.5 million for the three months ended September 30, 2014.  The decrease in the costs of customer support is primarily attributable to embedded software and reduced hours spent on support projects.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 16% for the three months ended September 30, 2015 from 21% for the three months ended September 30, 2014.  The decrease in costs as a percentage of revenue is primarily the result of increased revenue and the aforementioned reduction of customer support costs during the period.

Costs of customer support, excluding depreciation and amortization, decreased $0.3 million, or 21%, to $1.1 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014.  The decrease in the costs of customer support is a result of lower embedded software expense, and reduced hours spent on customer support projects.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 15% for the nine months ended September 30, 2015 from 19% for the nine months ended September 30, 2014.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned cost reductions during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $27,000, or 2%, to $1.3 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014.  The decrease in expenses is attributable to lower commissions.  As a percentage of total revenue, sales and marketing expenses increased to 23% for the three months ended September 30, 2015 from 18% for the three months ended September 30, 2014. The increase in sales and marketing expenses as a percentage of revenue is primarily due to decreased revenue during the period.

Sales and marketing expenses increased $0.1 million, or 2%, to $4.4 million for the nine months ended September 30, 2015 from $4.3 million for the nine months ended September 30, 2014.  The increase in costs is primarily attributable to partner fees.  As a percentage of total revenue, sales and marketing expenses increased to 24% for the nine months ended September 30, 2015 from 20% for the nine months ended September 30, 2014.  The increase in sales and marketing expenses as a percentage of revenue is primarily due to reduced revenue and the aforementioned increase in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 15%, to $1.0 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014.  The increase in general and administrative expenses is primarily the result of higher professional fees for merger and acquisition costs offset by lower incentive pay.  As a percentage of revenue, general and administrative expenses increased to 18% for the three months ended September 30, 2015 from 12% for the three months ended September 30, 2014.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue and the aforementioned increase in costs during the period.

General and administrative expenses increased $0.2 million, or 11%, to $2.9 million from $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in costs is primarily related to higher professional fees for merger and acquisition costs offset by lower incentive pay.  As a percentage of total revenue, general and administrative expenses increased to 16% for the nine months ended September 30, 2015 from 12% for the nine months ended September 30, 2014.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue and the aforementioned increase in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses were $0.9 million for the three months ended September 30, 2015 and 2014.  As a percentage of revenue, product development expenses increased to 16% for the three months ended September 30, 2015 from 13% for the three months ended September 30, 2014.  The increase in costs as a percentage of revenue is primarily the result of lower revenue during the period.

Product development expenses increased $0.1 million, or 4%, to $2.9 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014.  The increase in product development expenses is primarily attributable to higher hours worked on research development projects offset by lower incentive pay.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2015 increased to 16% from 13% for the nine months ended September 30, 2014.  The increase as a percentage of revenue is primarily due to the lower revenue and the aforementioned increase of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended September 30, 2015 and 2014.  As a percentage of total revenue, depreciation expense increased to 2% for the three months ended September 30, 2015 from 1% for the three months ended September 30, 2014.  The increase in costs as a percentage of revenue is a result of lower revenue during the period.

Depreciation expense increased $0.1 million, or 61%, to $0.3 million from $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.  As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2015 and 2014, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc.  Amortization expense was $24,000 for the three months ended September 30, 2015 and 2014.  As a percentage of total revenue, amortization expense was 0% for the three months ended September 30, 2015 and 2014.

Amortization expense was $71,000 for the nine months ended September 30, 2015 and 2014.  As a percentage of total revenue, amortization expense for the nine months ended September 30, 2015 and 2014 remained at 0%.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems Labs, Inc. There was no restructuring expense for the three months ended September 30, 2015 and 2014.

Restructuring was $0.2 million for the nine months ended September 30, 2014.  There was no restructuring expense for the nine months ended September 30, 2015.  As a percentage of revenue, restructuring expense was 1% for the nine months ended September 30, 2014.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $5,000 and $6,000 for the three months ended September 30, 2015 and 2014, respectively.

Interest income was $14,000 and $13,000 for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility and interest expense from our capital lease obligations.  Interest expense was $3,000 and $4,000 for the three months ended September 30, 2015 and 2014, respectively.

Interest expense was $9,000 and $13,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $4,000 is primarily due to the amortization of interest expense from our capital lease obligations.

Foreign Currency Exchange Gain ( Loss)

Foreign currency transaction gains and (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was ($0.2) million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and ($0.2) million and $13,000 for the nine months ended September 30, 2015 and 2014, respectively.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Loss

Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss was $1.0 million during the three months ended September 30, 2015 compared to $1.3 million during the three months ended September 30, 2014.  The current period loss is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.  For the nine months ended September 30, 2015 other comprehensive loss increased to $0.9 million from $0.4 million for the nine months ended September 30, 2014. The increase is related to the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries and decreased net income in the respective periods.

Income Taxes

We recorded net income tax expense of $0.1 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively.  The net expense during the three months ended September 30, 2015 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The net expense during the three months ended September 30, 2014 consisted of current income tax expense of $0.8 million and a deferred tax benefit of $10,000. The current tax expense consists of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to distributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.  The decrease in tax expense for the three months ending September 30, 2015 is due to lower income in the current period.

We recorded net income tax expense of $0.9 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.  The net expense during the nine months ended September 30, 2015 consisted of current income tax expense of

$0.9 and a deferred tax benefit of ($25,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The net expense during the nine months ended September 30, 2014 consisted of current income tax expense of $1.9 million and a deferred tax expense of $29,000.  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations.  The deferred tax expense was primarily related to undistributed foreign earnings, a decrease in deferred tax assets related to accrued liabilities and capitalized expenses for tax purpose related to the acquisition of Evolving Systems Labs, Inc.  The decrease in tax expense for the nine months ending September 30, 2015 is due to lower income in the current period.

Our effective tax rate was 20% and 33% for the three months ended September 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to the adjustment of our annual effective tax rate for earnings which are lower than projected.

Our effective tax rate was 29% and 33% for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate was decreased in the second quarter of 2015.

As of September 30, 2015 and December 31, 2014 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state NOL carryforwards, research and development tax credits and AMT credits.

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

FINANCIAL CONDITION

Our working capital position decreased $2.1 million, or 13%, to $13.7 million as of September 30, 2015 from $15.8 million as of December 31, 2014.  The majority of the change in working capital is related a reduction of unbilled work-in-progress and increase in accounts payable and accrued liabilities and unearned revenue, partially offset by an increase to contract receivables, prepaid and other current assets and a reduction of income taxes payable.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2014 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2015, our principal source of liquidity was $9.4 million in cash and cash equivalents and $10.0 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Revolving Facility.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 and 2014 was $2.9 million and ($0.3) million, respectively.  The increase in cash provided by operating activities for the three months ended September 30, 2015 was primarily due to billings and collections of contract receivables offset by increases in accounts payable and accrued liabilities and decreases of prepaid and other assets.

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $9.2 million and $0.3 million, respectively.  Cash used in investing activities is primarily due to the acquisition of SSM in September 2015 and purchase of property and equipment in the respective periods.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2015 and 2014 was $6.2 million and ($2.6) million, respectively.  The increase in cash used in financing activities is primarily due to the proceeds from the $10.0 million borrowed on the revolving line of credit to acquire SSM offset by the $0.33 per share common stock cash dividend paid during the nine months ended September 30, 2015, compared to the $0.31 per share common stock cash dividends paid during the nine months ended September 30, 2014, offset by proceeds from the issuance of stock and excess tax benefits from stock-based compensation.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2015 of $9.4 million;

•                                                Our working capital balance of $13.7 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.11 per share for the first, second and third quarters of 2015, and the possibility of future dividends; and

•                                                Our backlog as of September 30, 2015 of approximately $10.3 million, including $5.2 million in license fees and services and $5.0 million in customer support.

The unpaid balance of our Revolving Facility is due on October 22, 2016.  We intend to renew the Revolving Facility for an additional term upon expiration.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2015 and 2014, the effect of exchange rate changes resulted in a $0.3 million decrease and $0.3 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2015	2014
British pound sterling	0.65851	0.64169
Indian rupee	65.72677	63.13131

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average rates:	2015	2014	2015	2014
British pound sterling	0.64532	0.59866	0.65283	0.59887
Indian rupee	64.96318	60.59586	63.55350	60.86641

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

During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dividends - Our Board of Directors has declared a first, second and third quarter cash dividend of $0.11 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

We incurred debt in connection with our recent acquisition of RateIntegration, Inc. which could adversely affect our financial condition and restrict our operating flexibility. - In connection with our acquisition of RateIntegration, Inc. in September 2015, we entered into a Third Amendment with East West Bank, increasing our revolving credit facility from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition. The Revolving Facility is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, the Company must have a balance of $4.0 million in cash on deposit with East West Bank, a minimum current ratio and a specified ratio of Total Liabilities to Tangible Net Worth, which are both as defined in the Revolving Facility. The Revolving Facility requires the Company to pay monthly payments of interest, with the unpaid balance due on October 22, 2016.

The Revolving Facility includes negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; and change the nature of its business materially. Outstanding amounts under the Revolving Facility may be accelerated by notice from East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

Our debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•                  reserving cash in order to satisfy the obligations relating to our debt could adversely affect the amount or timing of investments to grow our business, impairing our ability to invest in and successfully grow our business;

•                  our existing debt could limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•                  our debt may increase our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting; and

•                  the Revolving Facility imposes restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness. Our failure to comply with the covenants under the Revolving Facility could result in an event of default and the acceleration of any debt then outstanding. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline.  Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2015	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Vice President Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)