Form 10-K
period 2015-12-31
EVOLVING SYSTEMS INC
filed 2016-03-15
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $71.1 million as of June 30, 2015.

The number of shares of Common Stock outstanding was 11,795,331 as of March 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2015 year.  Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2015

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” variations of these words and similar expressions. Forward-looking statements are based on current expectations, estimates, projections and assumptions regarding product, services, and customer support revenue; our expectations associated with Evolving Systems Labs, Evolving Systems India, Evolving Systems U.K. and Evolving Systems NC, Inc., and short- and long-term cash needs, and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems is a provider of software solutions for service enablement, on-device activation and management of services for connected devices for network operators around the world. Our customers rely on us to develop, deploy, integrate, enhance and maintain software solutions supporting their traditional and next generation network technologies, convergent service offerings, and advanced wireless and other broadband networks. We maintain long-standing relationships with many major carriers worldwide.  Included among our more than 75 network operator customers are many tier-1 wireless carriers.

We offer software products and solutions in five core areas:

•                  Mobile Analytics, Engagement and Advertising enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time;

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

•                  Number inventory and management solutions, used by telecom operators to manage the receipt of number ranges from regulatory bodies, efficient allocation of numbers to subscribers, and rapid recycling of unused numbers.

We generate revenue by licensing, and supporting our software products to customers in either a traditional premise-based implementation or through a cloud-based software-as-a-service (SaaS) solution as well as via a managed service offering. We report the operations of our business as two operating segments based on revenue type: license and services revenue and customer support revenue.  We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information regarding our operating segments and geographical information is contained in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Evolving Systems was founded in 1985 to provide software and services to the U.S. telecommunications industry.  During our early years our product focus was on solutions that supported number management and number porting. In November 2004, we expanded our product set and geographical reach with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and billing mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services.  We currently focus primarily on the wireless markets in the areas of mobile marketing analytics, subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

On July 1, 2011, we sold our numbering solutions business to NeuStar, Inc. for $39.4 million in cash and the assumption of certain liabilities (the “Asset Sale”). As a result of the Asset Sale we no longer sell local number portability or number management solution products in North America.

On October 24, 2013 we acquired privately held Telespree Communications (“Telespree”), now known as Evolving Systems Labs, Inc. (“Evolving Systems Labs”), for an initial payment of approximately $1.6 million, comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  There is an earn-out provision whereby we may potentially make additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  In addition, there is a final payment of $0.5 million to be made subject to reduction for certain claims.  The final payment has not been made as of the date of this Form 10-K was filed.  The acquisition included technology used in the delivery and management of mobile data services and a portfolio of SaaS based solutions.

On September 30, 2015, we acquired privately held RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”), now known as Evolving Systems NC, Inc. (“Evolving Systems NC”) for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement. The acquisition included SSM’s software solution, Real-time Lifecycle Marketing™ (“RLM”), a platform which enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time.

INDUSTRY DYNAMICS

The market for mobile marketing analytics, communications activation and provisioning solutions is constantly changing. Several key factors are driving carrier demand for next generation solutions, supporting growth for specific products within the sector:

•                      Carriers seeking to further monetize their customer relationships and associated demographic, behavioral, location and contextual information to up-sell their network services and open new channels for optimized and personalized third-party service revenues;

•                      Rapid adoption of smart phones and network-attached devices, driving increased usage of mobile data;

•                      On-going network investment to provide vastly improved delivery speeds and capacity (Long Term Evolution, or “LTE”/4G);

•                      Pricing pressure within the telecom industry driven by relatively flat subscriber growth, network upgrade costs, subscriber churn, and increased competition from traditional and new market entrants such as Over-the-Top (“OTT”) services both in the developed and emerging markets; and

•                      Adoption of the connected device and M2M markets.

Today, carriers are compelled to offer a growing array of services to deliver personalized and differentiated user experiences, reduce subscriber churn and maintain or grow market share. These value-added services have to be delivered to the market in ever shorter windows as competitive pressure has increased the velocity at which carriers deliver new products and services. To achieve these objectives, operators are increasingly reliant on flexible service enablement solutions that offer a myriad of options for their subscribers.

As network migrations to 4G/LTE accelerate and subscribers continue to drive growth in mobile solutions, the SIM card has emerged as a vital link in the telecom value chain. Capability, such as that provided by Evolving Systems’ Dynamic SIM Allocation™ (“DSA”) solution for dynamically activating and managing the SIM card, is becoming an important component in the operators’ infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience.

We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this emerging growth segment. To date our DSA solution has activated almost half a billion SIM cards, and in 2015 alone we activated in excess of 170 million SIM cards, providing enhanced functionality and significant operator savings.  Our Mobile Marketing solution is installed in 15 carriers connecting with over 250 Million subscribers around the world.

PRODUCT PORTFOLIO

Real-Time Lifecycle Marketing ™

Our Real-time Lifecycle Marketing platform empowers marketing departments to create and deploy highly personalized, location and contextually relevant, interactive customer engagement campaigns. The platform monitors customer events and behavioural patterns in real-time, building a profile of each subscriber. When the right conditions are met, the platform pushes the best match or a personalized offer or ad to the customer.

Compared with many other marketing campaign management systems, RLM more accurately targets marketing messages and campaigns that drive incremental revenue more quickly.

The RLM solution is comprised of a number of components:

•                  The Profiling Engine of the RLM platform supports static as well as ongoing dynamic profiling of subscribers. It fully supports any real-time or micro segmentation requirements as needed by the business. The Profile Engine is a rules-driven flexible aggregator of subscriber baseline and usage data. It has been designed to handle any data model, including any data representation that may be available within the carrier’s legacy billing and Customer Relationship Management (“CRM”) environment.

•                  The Campaign Manager fulfills the RLM platform’s campaign and offering requirements. It includes a business friendly dashboard allows for rapidly configuring, testing and launching new business campaigns. Through the dashboard the business user can target specific subscribers, define offers and rewards, and create the personalized messages per campaign, interaction and subscriber. The dashboard provides a real-time view on each campaign’s effectiveness and impact.

•                  Campaign Modules provide predefined templates for specific types of real-time mobile marketing tactics, including marketing and loyalty for digital services such as mobile money and content, data package upsell and top-up accelerators.

Dynamic SIM Allocation™

We introduced our Dynamic SIM Allocation™ solution, or “DSA,” in 2007. DSA offers carriers a dramatically improved alternative to the inefficient traditional SIM distribution and activation practices.

The SIM card is central to the provisioning of wireless access and services for most networks used today by wireless operators world-wide, as well as next generation 4G LTE technologies.  Typically, SIM cards are pre-provisioned before they are distributed to the retail environment. Pre-provisioning SIM cards requires that network resources (e.g., mobile numbers) be allocated well in advance of the wireless device becoming available for sale.  This leads to poor utilization of numbers and other network resources, increases unnecessary network costs, and delivers a poor user experience.

DSA’s core technological innovation, on which we have several US patents, enables new SIM cards that have not been pre-provisioned to be detected on first use, triggering an efficient, dynamic provisioning process and eliminating the need for pre-provisioning and thus lowering the operator’s costs. The SIM activation occurs only when a SIM card is first used.

During the activation process, the solution enables an on-device interaction with the end-user, delivering a differentiated user-experience, reducing customer churn and boosting revenue for the carrier.

The DSA solution offers a number of benefits including:

•                  Increased revenue and market share: Our DSA solution supports the search, selection and payment for “vanity numbers” and allows a carrier the opportunity to monetize these numbers where, for example, each number can have a different price. Allowing new subscribers to select their number is a market differentiator that will attract more subscribers. In addition, subscribers who select their own number are more likely to keep the number, which may result in greater subscriber lifespan and reduced churn.

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

•                  Improved efficiency and utilization: SIM cards that are never activated for a revenue-generating subscriber result in increased costs and waste. Activating SIM cards dynamically on first use makes the SIM distribution process more efficient and flexible. SIM cards are not linked with any product or region until they are first used, allowing SIM stock to be moved freely to meet demand. The number of SIM types a carrier has to support is greatly reduced, resulting in less packaging cost and waste.  Finally, by removing the need for SIM cards to be pre-provisioned, costly resources, such as numbers and network database capacity, are used only when needed.

•                  Availability to meet demand: Carriers can find it difficult to effectively and reliably manage their SIM inventory, especially when multiple SIM card variants and profiles are needed. Our DSA solution helps carriers to ensure new SIM cards and numbers are always available to meet demand.

DSA is an integrated solution comprised of several components:

•                        First Use Register (“FUR”) is responsible for the integration with the network, via SS7/SIGTRAN for 3G networks and DIAMETER for LTE. It detects the first use of a SIM card, enabling the update of the card, and facilitating any optional dialogue with the subscriber in a highly secure manner. It triggers the provisioning process, including the allocation of a definitive International Mobile Subscriber Identity, or “IMSI,” and the Mobile Subscriber Integrated Services Digital Network-Number, or “MSISDN”. The IMSI identifies the SIM, while the MSISDN is used for routing calls to the subscriber.

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

•                  Smartphone Welcome Portal allows DSA to support activation processes through a rich browser-based dialogue, as well as a dialogue through menus on a phone screen. With the Mobile Broadband Module, carriers can offer a customized experience for subscribers who are activating new SIM cards in smart phones and/or a wide variety of connected devices.  As part of this experience, DSA can promote smartphone apps on behalf of the network operator or third parties, offering a new way to acquire app users in markets where SIM-only sales are dominant.

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

•                        Smart Dealer provides SIM retailers with a tool set that enables them to sell SIM cards efficiently and effectively. With Smart Dealer, the operator is able to communicate and guide dealers towards using the latest promotions, enabling instant reactions to competitor activities.  New offers can be trialed through split-testing, varying offers by region, time, day, or device. Smart Dealer captures subscriber details for “Know Your Customer”  prepaid registration using standard, low cost devices.

Tertio Service Activation

Our service activation solution, Tertio®, is used by carriers to activate a new subscriber or to add a new service to an existing subscriber.  Our Tertio product provides a flexible operating environment for carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks.  Our solution is deployed as the service activation engine for approximately 30 networks around the world, including two of the world’s largest wireless carriers.

Tertio Service Activation is an integrated, scalable and flexible solution with a graphical interface and is comprised of several components:

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

Number Inventory and Management

Our number inventory solution, Total Number Management™ (“TNM”), is a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. SIMs, MSISDNs, IMSIs, Integrated Circuit Card Identifiers (“ICCIDs”) and Internet Protocols (“IPs”) as well as other communication identifiers such as Uniform Resource Locators or (“URLs”) and email addresses. TNM focuses on the automation of all number resource management processes, allowing operators to adhere to regulatory requirements and effectively manage the lifecycle of telephone numbers, as well as benefit from time savings and reduced costs.

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

PROFESSIONAL AND INTEGRATION SERVICES

Our Professional and Integration Services team provides expert consulting services and advice for the customization, integration and deployment of our products.  The team works closely with our Product Development and Engineering teams to ensure that our deployed products meet our customers’ requirements and that our products continue to evolve to meet future requirements.  Our services cover all aspects of the project lifecycle, including system architecture, design, software development and customization, system integration, testing, live deployment and production support, program and project level management, post-implementation maintenance and domain and product expertise.  We also provide managed services. Our teams work closely with customers and integration partners and have established long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

ON-PREMISE OR SAAS IMPLEMENTATIONS

Our applications are available through the purchase of an on-premises software license or via subscription to our SaaS offerings that we host, manage and support. Regardless of the deployment model selected, our solutions are designed to reduce risk, cost and complexity while supporting customer choice with flexible deployment models that readily enable agility, compatibility and extendibility.

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

PD is expensed as incurred.  For the years ended December 31, 2015, 2014 and 2013, we expensed $3.8 million, $3.6 million and $3.0 million, respectively, in PD costs.  The majority of PD investments in 2015 went into the further development and enhancement of our DSA solution.

SALES AND MARKETING

Our sales force is primarily a field organization structured to focus on specific geographical territories around the world: The Americas (North, Central and South), Europe, Middle East and Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics) and Asia Pacific. Our sales activities cover both direct sales to carrier customers as well as sales through partners such as Gemalto, Oberthur, and Ericsson, who include our products as part of their wider solution offerings, and systems integrators such as Accenture and IBM who license our technology to customers as part of their delivery engagements.

Our solutions and our customers’ infrastructures are complex, and require a high degree of consultative selling which often results in a long sales cycle in excess of twelve months. In addition, our business relies on incremental revenue from existing customers, which requires regular interaction with customers to discuss enhancements to our existing solutions as well as the introduction of new features and functionality. The sales team is also responsible for making proactive proposals to prospects, as well as managing and delivering responses to competitive tenders. This complex, highly interactive approach results a long sales cycle, requiring us to invest a considerable amount of time developing business opportunities without guaranteed sales.

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

COMPETITION

The market for telecommunications OSS products and mobile analytics and advertising is competitive and is subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities coupled with pricing pressures. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share.  We believe our work to establish the dynamic SIM allocation market has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors for our Tertio Service Activation solution are Comptel, Amdocs and Oracle.  In the area of dynamic SIM allocation, we believe we hold a significant leadership position; however, we see occasional competition from Giesecke & Devrient GmbH and HP, as well as a few other smaller regional competitors. In addition, some of the network equipment manufacturers’ next generation solutions address some of the benefits provided by our DSA solution.  For our TNM solution competition comes from a variety of billing vendors and vendors such as Telcordia/Ericsson.  Competitors for our RLM solution include specialist vendors such as Knowesis, Pontis and Business Logic Systems, as well as some products in general CRM suites from vendors such as SAS and Oracle.

For all of our products, our ability to compete successfully depends on a wide range of factors.  We deliver value by offering competitively priced quality solutions, tailored specifically to our customers’ network topography. After a customer implements our products, we often receive subsequent orders for enhancements to add functionality or increase capacity.  Complex solutions tailored to customers’ needs are expensive and time consuming to replace our software, thus providing us with an incumbent advantage.  Furthermore, many of our customer relationships span five years or more.  We believe all of these factors give us a competitive advantage and can be a barrier to entry for potential competitors.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2015, no significant customer exceeded the threshold (defined as contributing at least 10%) of revenue from continuing operations.  For the year ended December 31, 2014, two significant customers accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico. For the year ended December 31, 2013 one significant customer accounted for 12% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

BACKLOG

We define backlog as sales orders that are anticipated to be delivered and recognized in revenue over the next twelve months. As of December 31, 2015 and 2014, our backlog was approximately $12.1 million and $10.6 million, respectively.  Our backlog at December 31, 2015 was comprised of license fees and services of $6.1 million and customer support of $6.0 million compared to license fees and services of $5.6 million and customer support of $5.0 million at December 31, 2014.

EMPLOYEES

As of December 31, 2015, we employed 242 people including 32 in the United States, 50 in the United Kingdom and 160 in India.  Of our worldwide staff, 83% are involved in product delivery, development, support and professional services, 10% in sales and marketing, and 7% in general administration.

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

ITEM 1A.    RISK FACTORS

General Risk Statement

Our operations and financial results are subject to various risks and uncertainties, many of which are driven by factors we cannot control or predict.  An investment in our common stock involves a high degree of risk.  The risks that we have highlighted here represent the material risks known to us, but they are not the only ones that we face. If any of the risks actually occur, our business, financial condition, results of operation and cash flows could be negatively affected. You should carefully consider these risks and uncertainties before investing in our securities.

Risks Related to Our Business and Industry

We operate a global business that exposes us to currency, economic, regulatory and tax risks.

A substantial portion of our revenue comes from international sales and our growth strategy is largely focused on emerging markets.  Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•                   our ability to effectively staff and manage operations in multiple countries;

•                  fluctuations in currency exchange rates;

•                   timely collecting of accounts receivable from customers located outside of the U.S.;

•                  our ability to repatriate cash from foreign locations;

•                  trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•                   compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations;

•                   variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•                   compliance with export regulations, tariffs and other barriers;

•                   our ability to provide sufficient levels of technical support in different locations; and

•                   potentially adverse tax consequences in connection with repatriating funds.

Approximately 40% of our revenue is transacted in non-U.S. dollar denominated currencies (e.g. British Pound Sterling, Swiss Franc and Euro).  As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced.  At the same time, approximately 70% of our operating expenses originate overseas, the strengthening dollar conversely lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to sustain or increase our international revenue or repatriate cash without incurring substantial risks involving floating currency exchange rates, our ability to recover or apply withholding taxes remitted to foreign governments, and income tax expenses.  Any of the foregoing factors may have a material adverse impact on our international operations and, therefore, our business, financial condition and results of operations.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

We depend on a limited number of significant customers for a substantial portion of our revenue, and the loss of one or more of these customers, or a delay in a large order, could adversely affect our business.

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

We incurred debt in connection with our recent acquisition of SSM which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisition of SSM in September 2015, we entered into a Third Amendment with East West Bank, increasing our revolving credit facility from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition. The Revolving Facility is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, the Company must have a balance of $4.0 million in cash on deposit with East West Bank, a minimum current ratio and a specified ratio of Total Liabilities to Tangible Net Worth, which are both as defined in the Revolving Facility. The Revolving Facility requires the Company to pay monthly payments of interest, with the unpaid balance due on October 22, 2016.

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank to enter into a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million will bear interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loans proceeds and $4.0 million from our cash balances to pay off the two existing Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

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

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.

We recently acquired SSM and we expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy.  We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position.  These transactions involve significant challenges and risks, including that the transaction does not advance our business strategy, that we get no satisfactory return on our investment, that we have difficulty integrating operations, new technologies, products or employees, or that the transaction distracts management and employees from our other businesses. Furthermore, we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the reduction of cash available for operations and the incurrence of debt. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured our workforce in response to management changes, acquisitions, product changes, performance issues or other considerations. These types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while our staff adjusted to their new roles and responsibilities. There is no certainty that we will achieve the expected cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other adjustments to our business and our revenues and other results of operations could be negatively affected.

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

The success of our business depends on continued growth in the wireless services industry and growth in demand for connected devices and mobile advertising.

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

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter and year-to-year. These quarterly and annual fluctuations may result from a number of factors, including:

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

•                  changes in our strategy;

•                  general economic conditions.

As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.  Furthermore, we base our operating expenses and capital investment budgets on expected sales and revenue and many of our expenses, such as lease expenses and personnel costs, are relatively fixed in the short term. Variations in the rate and timing of conversion of our sales prospects into actual revenue could cause us to plan or budget inaccurately and we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows and the market price of our common stock.

The market for our service activation products is mature and the markets for our DSA and RLM products are evolving.  The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

The market for our service activation product is mature.  Customer demand for our DSA and RLM products and enhancements to these products are evolving. Our industry is characterized by rapid technological change, evolving industry standards, changes in carrier requirements and preferences and frequent new service offerings. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Developing new technologies is complex and time-consuming. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Our cloud strategy, or Software as a Service (SaaS), and our managed services offerings may not be successful.

We offer some of our products as a SaaS implementation or a managed service and we intend to offer more of our solutions in this manner in the future.  Our cloud and managed services strategies will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. Whether we are successful in providing our solutions as cloud solutions or as managed services depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling cloud-based and managed services offerings, continued growth and demand for cloud-based and managed services offerings and ensuring that our  services meet the reliability expectations of our customers and maintain the security of their data.  Our cloud and managed services strategies also may fail to achieve success if other companies offering cloud-based and managed services experience data loss, security breaches or service reliability issues that cause consumers to become less willing to accept cloud-based and managed services in general.

If we are unable to properly supervise our software development staff in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts.

In 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. and as a result of our 2015 acquisition of SSM, we acquired two additional Indian subsidiaries. We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage the Evolving Systems India development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion, which could negatively affect our ability to satisfy our customer contracts. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

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

The global communications industry has experienced and continues to experience significant consolidation.  These consolidations have caused us to lose customers and may result in fewer potential customers requiring our solutions in the future.  In addition, combining companies may re-evaluate their solutions and their capital expenditures and may choose a competitive solution used by one of the combining companies.  As our customers become larger, they generally have stronger purchasing power, which can result in reduced prices for our products, lower margins on our products and longer sales cycles.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.

Many of our products and services are sold on a fixed-price basis.  If we incur budget overruns this may reduce our profitability.

A large portion of our revenue currently is, and historically has been, derived from fixed-price contracts and we expect this will continue. These contracts specify certain obligations and deliverables we must meet regardless of the actual costs we incur. Projects done on a fixed-price basis are subject to budget overruns. On occasion, we have experienced budget overruns, resulting in lower than anticipated margins. We may incur similar budget overruns in the future, including overruns that result in losses on these contracts. If we incur budget overruns, our margins may be harmed, thereby affecting our overall profitability.

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

Our business practices with respect to handling personal information or disclosure of confidential information could give rise to liabilities.

During the course of providing our products and services we may collect names, addresses, telephone numbers, credit card data and other personal identification information, or “PII”. This could give rise to potential risks related to data collection and use as regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information become more complex.  We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation, the steps we have taken may not be sufficient to prevent the misappropriation or improper disclosure of such PII. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Some countries have passed or are considering passing legislation that requires data to remain localized in their boundaries and are also imposing monetary fines for privacy violations.  This imposes financial costs if we are required to implement special operational processes and store data in jurisdictions not of our choosing. Any failure by us to comply with laws and regulations regulating privacy, data security, or consumer protection could result in lost or restricted business, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

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

Certain software we develop or use may include so called “open source” software made available under a license which may impose obligations on us in the event we distribute derivative works based on the open source software.  Certain licenses impose obligations that could require us to make source code for a derivative work available to the public or license the derivative work under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided out of our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers’ subscribers and a security breach could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to adopt additional regulations and requirements in response to laws enacted by Congress.  Establishment of effective internal controls is further complicated because we are a relatively small company with global operations, and multiple locations and IT systems.  Our management and other personnel have, and will continue to devote a substantial amount of time to these compliance initiatives.

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

•                  we have advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings;

•                  our stockholders can only remove directors without cause by supermajority vote; and

•                  our stockholders can only amend our bylaws or certain Board of Directors-related provisions of our amended and restated certificate of incorporation by a supermajority vote.

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

We may not continue to pay dividends on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2015, our Board of Directors declared quarterly dividends of $0.11 per share. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant.  In addition, our revolving credit facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	5,092	11/30/17
Durham, North Carolina	2,860	7/31/18
Bath, England	2,751	9/26/20
London, England	2,200	3/02/20
Bangalore, India	12,300	8/18/18
Kolkata, India	1,575	10/31/18
Kolkata, India	2,708	10/14/18
Kuala Lumpur, Malaysia	1,042	7/14/16
Bucharest, Romania	732	9/30/16

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

	For the Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$9.45	$8.01	$11.11	$8.42
Second Quarter	$9.98	$8.44	$9.28	$7.78
Third Quarter	$9.27	$5.30	$10.50	$8.99
Fourth Quarter	$6.17	$5.32	$11.38	$8.94

As of March 11, 2016, there were approximately 69 holders of record of our common stock.

Dividends

Our Board of Directors declared a cash dividend of $0.11 per share during each of the four quarters of 2015.  In 2014, our Board of Directors declared a cash dividend of $0.10 per share during the first and second quarters and a cash dividend of $0.11 per share during the third and fourth quarters. There can be no guarantee that we will continue to pay dividends. The decision to declare dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, our revolving credit facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ US MicroCap Total Stock Market Software index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2010 and its relative performance is tracked through 12/31/2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Evolving Systems, Inc., the NASDAQ Composite Index, the RDG Software Composite Index,
and DJ US MicroCap Total Stock Market Software Index

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2015, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)

Revenue	$25,576	$29,680	$25,093	$26,247	$19,023
Costs of Revenue and Operating Expenses:
Cost of revenue, excluding depreciation and amortization	6,449	7,648	7,164	8,236	7,419
Sales and marketing	5,844	5,734	5,364	5,070	6,238
General and administrative	4,003	3,638	3,644	3,613	3,650
Product development	3,847	3,643	2,956	3,069	2,484
Depreciation	314	246	155	268	342
Amortization	266	95	211	400	560
Restructuring and other expense	533	237	558	—	1,100
Income (loss) from operations	4,320	8,439	5,041	5,591	(2,770)
Interest and other income (expense), net	(109)	(34)	39	842	791
Interest and other income, related parties, net	—	—	—	532	619
Income tax expense (benefit)	915	2,797	1,274	1,401	(405)
Income (loss) from continuing operations	3,296	5,608	3,806	5,564	(955)
Income from discontinued operations, net of tax (1)	—	—	—	—	33,264
Net income	$3,296	$5,608	$3,806	$5,564	$32,309

Basic income per common share - net income	$0.28	$0.48	$0.33	$0.49	$2.97
Diluted income per common share - net income	$0.28	$0.47	$0.32	$0.48	$2.88
Weighted average basic shares outstanding	11,693	11,642	11,459	11,278	10,871
Weighted average diluted shares outstanding	11,935	11,926	11,756	11,529	11,202
Cash dividend declared per common share (2) (3)	$0.44	$0.42	$0.36	$2.00	$2.15

Working capital (4)	$3,656	$15,794	$14,699	$13,894	$11,672
Total assets	50,429	44,232	43,184	36,593	75,042
Stockholders’ equity	$32,162	$34,052	$32,735	$30,836	$44,712

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

(2)                                 On November 10, 2011, our Board of Directors declared a special cash dividend of $2.00 per share or approximately $22.3 million in total, net of treasury stock, payable on January 3, 2013, to stockholders of record December 12, 2011. The dividend was accrued as of December 31, 2011 for $22.3 million and paid on January 3, 2012. During 2011, our Board of Directors declared and paid a first, second and third quarter cash dividend of $.05 per share each.

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

(4)                                 On September 30, 2015, we completed the acquisition of SSM for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement.  The initial payment was financed through our revolving line of credit, which requires monthly payments of interest, with the unpaid balance due on October 22, 2016.  As this debt is due in twelve months, it reduced our working capital as of December 31, 2015 by $10.0 million.  On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement to enter into a Term Loan for $6.0 million.  Interest shall accrue from the date the Term Loan is made and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  The Term Loan agreement required us to use the term loans proceeds and $4.0 million from our cash balances to pay off the two existing Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.  Due to the Term Loan, our working capital balances will increase in 2016 as a result of paying off the two existing Revolving Facilities totaling $10.0 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving Systems India, Evolving Systems U.K. and Evolving Systems NC and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

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

RECENT DEVELOPMENTS

We reported net income of $3.3 million, $5.6 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our ending backlog at December 31, 2015 was $12.1 million, consisting of $6.1 million of license and services and $6.0 million of customer support compared to total backlog of $10.6 million at December 31, 2014.

On September 30, 2015 we acquired privately held SSM, now known as Evolving Systems NC, Inc., a provider of real time analytics and marketing solutions to wireless carriers, for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure SSM’s representations and warranties in the agreement.  SSM’s software solution platform, RLM, enables carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time.  RLM is included as a component of our Mobile Marketing Solutions (“MMS”) product suite in license fees and service revenue and customer support revenue.

We declared and paid a $0.11 cash dividend per share in each of the four quarters of 2015.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2015 and 2014 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2015 vs. 2014	2014 vs. 2013
Revenue	$(954)	$404
Costs of revenue and operating expenses	(1,219)	460
Operating gain (loss)	$265	$(56)

The net effect of our foreign currency translations for the year ended December 31, 2015 was a $1.0 million decrease in revenue and a $1.2 million decrease in operating expenses versus the year ended December 31, 2014. The net effect of our foreign currency translations for the year ended December 31, 2014 was a $0.4 million increase in revenue and a $0.5 million increase in operating expenses versus the year ended December 31, 2013 due to a weaker U.S. dollar on average during the year 2014.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	Change	2014	2013	Change
REVENUE
License fees and services	$15,584	$19,738	$(4,154)	$19,738	$15,998	$3,740
Customer support	9,992	9,942	50	9,942	9,095	847
Total revenue	25,576	29,680	(4,104)	29,680	25,093	4,587

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	4,881	5,782	(901)	5,782	5,565	217
Costs of customer support, excluding depreciation and amortization	1,568	1,866	(298)	1,866	1,599	267
Sales and marketing	5,844	5,734	110	5,734	5,364	370
General and administrative	4,003	3,638	365	3,638	3,644	(6)
Product development	3,847	3,643	204	3,643	2,956	687
Depreciation	314	246	68	246	155	91
Amortization	266	95	171	95	211	(116)
Restructuring	533	237	296	237	558	(321)
Total costs of revenue and operating expenses	21,256	21,241	15	21,241	20,052	1,189
Income (loss) from operations	4,320	8,439	(4,119)	8,439	5,041	3,398

Interest income	18	19	(1)	19	11	8
Interest expense	(121)	(17)	(104)	(17)	(20)	3
Other income (expense)	—	(27)	27	(27)	87	(114)
Foreign currency exchange loss	(6)	(9)	3	(9)	(39)	30
Other (expense) income, net	(109)	(34)	(75)	(34)	39	(73)

Income before income taxes	4,211	8,405	(4,194)	8,405	5,080	3,325
Income tax expense	915	2,797	(1,882)	2,797	1,274	1,523
Net income	$3,296	$5,608	$(2,312)	$5,608	$3,806	$1,802

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2015	2014	2013
REVENUE
License fees and services	61%	67%	64%
Customer support	39%	33%	36%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	19%	19%	22%
Costs of customer support, excluding depreciation and amortization	6%	6%	6%
Sales and marketing	23%	19%	21%
General and administrative	16%	12%	15%
Product development	15%	12%	12%
Depreciation	1%	1%	1%
Amortization	1%	0%	1%
Restructuring and other recovery	2%	1%	2%
Total costs of revenue and operating expenses	83%	70%	80%

Income from operations	17%	30%	20%

Other income (expense)
Interest income	0%	0%	0%
Interest expense	(1)%	(0)%	(0)%
Other (expense) income	—%	(1)%	0%
Foreign currency exchange loss	(0)%	(0)%	(0)%
Other (expense) income, net	(1)%	(1)%	0%

Income before income taxes	16%	29%	20%
Income tax expense	3%	10%	5%
Net income	13%	19%	15%

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

License Fees and Services

License fees and services revenue decreased 21%, or $4.1 million to $15.6 million for the year ended December 31, 2015 compared to $19.7 million for the year ended December 31, 2014.  The decrease in license fee and services revenue is due to less MMS revenue primarily related to decreased First User Activations (“FUAs”) and lower revenue from our Tertio Service Activation (“TSA”) products.

License fees and services revenue increased 23%, or $3.7 million to $19.7 million for the year ended December 31, 2014 compared to $16.0 million for the year ended December 31, 2013.  The increase in license fee and services revenue is due to an increase in DSA revenue primarily related to increased FUAs and revenue generated from Evolving Systems Labs, which we acquired in October 2013.

Customer Support

Customer support revenue increased 1%, or $50,000, to $10.0 million for the year ended December 31, 2015 from $9.9 million for the year ended December 31, 2014.  The increase in customer support revenue is primarily due to the acquisition of Evolving Systems NC in the third quarter of 2015 offset by a decline in our TSA customer support revenue.

Customer support revenue increased 9%, or $0.8 million, to $9.9 million for the year ended December 31, 2014 from $9.1 million for the year ended December 31, 2013.  The increase in customer support revenue is primarily due to an increase in our installed customer base for DSA.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $6.4 million, $7.6 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Costs of License Fees and Services, excluding depreciation and amortization

Costs of revenue for license fees and services decreased 16%, or $0.9 million, to $4.9 million for the year ended December 31, 2015 from $5.8 million for the year ended December 31, 2014.  The decrease in costs was primarily the result of lower embedded software expense, fewer service project hours, incentive compensation and travel, all of which resulted from a decline in revenue partially offset by expenses related to Evolving Systems NC, which was acquired on September 30, 2015.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 31% for the year ended December 31, 2015 from 29% for the year ended December 31, 2014.  The increase in costs as a percentage of license fees and services revenue is primarily related to the decreased revenue during the period.

Costs of revenue for license fees and services increased 4%, or $0.2 million, to $5.8 million for the year ended December 31, 2014 from $5.6 million for the year ended December 31, 2013.  The increase in costs was primarily the result of increases in travel, subcontractor and incentive compensation, all of which resulted from revenue growth.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 29% for the year ended December 31, 2014 from 35% for the year ended December 31, 2013.  The decrease in costs as a percentage of license fees and services revenue is primarily related to the increased revenue during the period.

Costs of Customer Support, excluding depreciation and amortization

Costs of revenue for customer support decreased 16%, or $0.3 million, to $1.6 million for the year ended December 31, 2015 from $1.9 million for the year ended December 31, 2014.  The decrease in costs is related to embedded software maintenance and fewer customer support project hours partially offset by expenses related to Evolving Systems NC. As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 16% for the year ended December 31, 2015 from 19% for the year ended December 31, 2014. The decrease in costs as a percentage of customer support revenue is due primarily to the aforementioned reduction in costs during the period.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses increased 2%, or $0.1 million, to $5.8 million for the year ended December 31, 2015 from $5.7 million for the year ended December 31, 2014.  The increase in costs is primarily related to partner fees and Evolving Systems NC sales and marketing costs, offset by lower travel expenses due to more regional sales representatives.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2015 increased to 23% from 19% for the year ended December 31, 2014.  The increase as a percentage of revenue is due to the aforementioned increased expenses and lower revenue.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses increased 10%, or $0.4 million, to $4.0 million for the year ended December 31, 2015 from $3.6 million for the year ended

December 31, 2014.  The increase for the year ended December 31, 2015 was due primarily to higher professional fees and additional general and administrative costs relating to the acquisition of Evolving Systems NC offset by lower incentive compensation.  As a percentage of total revenue, general and administrative expenses increased to 16% for the year ended December 31, 2015 from 12% for the year ended December 31, 2014.  The increase in expenses as a percentage of revenue is related to the aforementioned increase of expenses and lower revenue during the period.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses increased 6%, or $0.2 million, to $3.8 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014.  The increase in costs was related to additional hours spent on research and development projects and Evolving Systems NC product development expenses offset by lower incentive compensation.  As a percentage of total revenue, product development expenses increased to 15% for the year ended December 31, 2015 from 12% for the year ended December 31, 2014.  The increase in expenses as a percentage of revenue is related to the aforementioned increase of expenses and lower revenue during the period.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses increased 28%, or $0.1 million, to $0.3 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014.  The increase of expense was due to capital improvements on internal systems in 2015.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2015 and 2014.

Depreciation expenses were $0.2 million for the years ended December 31, 2014 and 2013.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2014 and 2013.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems U.K., Evolving Systems Labs and Evolving Systems NC.  Amortization expense increased 180%, to $0.3 million for the year ended December 31, 2015 from $0.1 million for the year ended December 31, 2014.  The increase in amortization expense was due to intangible assets relating to the acquisition of Evolving Systems NC on September 30, 2015.  As a percentage of revenue, amortization expense increased to 1% for the year ended December 31, 2015 from less than 1% for the year ended December 31, 2014.  The increase of amortization expense as a percentage of total revenue is due to the aforementioned increase of expense.

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

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce involving the termination of employees.  Restructuring increased to $0.5 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014.  Restructuring expense for the year ended December 31, 2015 related to the acquisition of Evolving Systems NC and for the year ended December 31, 2014 was a result of the acquisition of Evolving Systems, Labs.  As a percentage of revenue, restructuring expense increased to 2% for the year ended December 31, 2015 from 1% for the year ended December 31, 2014.  The increase of restructuring expense as a percentage of total revenue is due the aforementioned increase of expense and lower revenue.

Restructuring decreased to $0.2 million for the year ended December 31, 2014 from $0.6 million for the year ended December 31, 2013.  Restructuring expense for both years was a result of the acquisition of Evolving Systems, Labs.  As a percentage of revenue, restructuring expense decreased to 1% for the year ended December 31, 2014 from 2% for the year ended December 31, 2013.  The decrease of restructuring expense as a percentage of total revenue is due increased revenue and to the aforementioned decrease of expense.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased 5%, or $1,000, to $18,000 for the year ended December 31, 2015 from $19,000 for the year ended December 31, 2014.

Interest income increased 73%, or $8,000, to $19,000 for the year ended December 31, 2014 from $11,000 for the year ended December 31, 2013.

Interest Expense

Interest expense includes interest expense on our revolving line of credit and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2015 increased 612%, or $0.1 million, to $0.1 million as compared to $17,000 for the year ended December 31, 2014.  This increase was due to the interest expense from our revolving line of credit for the initial payment of the acquisition of Evolving Systems NC.  Refer to Note 5, Revolving Line of Credit, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Revolving Line of Credit.

Interest expense for the year ended December 31, 2014 decreased 15%, or $3,000, to $17,000 as compared to $20,000 for the year ended December 31, 2013.  This decrease was primarily due to the amortized costs related to our Loan and Security Agreement and interest expense from our capital leases.  Refer to Note 5, Revolving Line of Credit, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Loan and Security Agreement.

Loss on Foreign Exchange Transactions

Loss on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss of $6,000 for the year ended December 31, 2015 compared to a $9,000 loss for the year ended December 31, 2014 resulted in a year over year gain of 33% or $3,000.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

The foreign currency transaction loss of $9,000 for the year ended December 31, 2014 compared to a $39,000 loss for the year ended December 31, 2013 resulted in a year over year decrease of 77% or $30,000.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Tax Expense

We recorded income tax expense of $0.9 million, $2.8 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The net expense during year ended December 31, 2015 consisted of current income tax expense of $2.0 million and a net deferred tax benefit of ($1.1) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding tax in the U.K.  U.S. income taxes payable of $0.8 million were offset due to realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The deferred tax benefit was related primarily to foreign tax credits incurred for the years 2012 through 2014 which we recorded as a deferred tax asset in the amount of $3.7 million offset by a partial valuation allowance. Refer to Note 6, Income Taxes, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the foreign tax credit.

The net expense during year ended December 31, 2014 consisted of current income tax expense of $3.1 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, Alternative Minimum Tax (“AMT”) and unrecoverable foreign withholding tax in the U.S.  U.S. income taxes payable of $1.4 million were offset due to realization of NOL comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets in the U.S.  In addition, we had a deferred tax expense from our U.K.-based operations and Evolving Systems Labs related to a decrease in net deferred tax assets including intangible assets.

The net expense during year ended December 31, 2013 consisted of current income tax expense of $1.6 million and a net deferred tax benefit of ($0.3) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, AMT and unrecoverable foreign withholding tax in the U.S. and U.K.  U.S. income taxes payable of $0.4 million were offset due to realization of NOL comprised of windfall tax benefits related to stock-based compensation. Unused windfall tax benefits may not be recorded as an asset on our Consolidated Balance Sheets but are recorded as a reduction to our taxes payable when realized, with a corresponding credit to additional paid in capital.  The foreign withholding taxes are typically used to offset our income tax liability, but we did not have enough taxable income to utilize the foreign withholding taxes during the year. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets in the U.S. and the utilization of Minimum Alternative Tax (“MAT”) assets in India.  In addition, we had a tax benefit related to intangible assets from our U.K.-based operations and Evolving Systems Labs.

Our effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 22%, 33% and 25%, respectively. The effective tax rate decreased during 2015 due to the aforementioned foreign tax credits and lower profits. The effective tax rate increased in 2014 primarily attributable to higher profits from our U.K. subsidiary.

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets of $0.7 million.  These assets are amortizable for both book and tax purposes.  Identifiable intangible assets in the amount of $4.6 million were recorded in conjunction with the acquisition of Evolving Systems NC.  These assets are amortizable for book purposes but not tax purposes.

The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2015. Undistributed foreign earnings for the year ended December 31, 2015 are approximately $1.0 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2015 and 2014, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $3.7 million at December 31, 2015 reflects a decrease of $12.1 million from our working capital position of $15.8 million at December 31, 2014.  The decrease is primarily related to the $10.0 million borrowed on our short term revolving line of credit to fund the initial payment of the acquisition of Evolving Systems NC and decreases in our accounts receivable and unbilled work-in-progress offset by a decrease in our deferred revenue and tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2015, our principal sources of liquidity were $8.4 million in cash and cash equivalents and $7.7 million in contract receivables, net of allowances.

Net cash provided by (used in) operating activities for the year ended December 31, 2015, 2014 and 2013 was $2.2 million, ($0.4) million and $8.6 million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2015 was primarily due to a decrease in contract receivables and unbilled work-in-progress partially offset by decreases in accounts payable and accrued liabilities and unearned revenue.

The decrease in cash provided by operating activities for the year ended December 31, 2014 compared to 2013 was primarily due to a decrease in unearned revenue and an increase unbilled work-in-progress and contract receivables.

Net cash used in investing activities was $9.2 million, $0.6 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Cash used in investing activities for the year ended December 31, 2015 was related to the acquisition of Evolving Systems NC and purchase of property and equipment.  During 2015, 2014 and 2013, we purchased $0.2 million, $0.6 million and $0.3 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.  Refer to Note 2, Acquisition, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the acquisition.

Net cash used in investing activities for the year ended December 31, 2014 was $0.6 million compared to net cash used in the year ended December 31, 2013 of $0.6 million.  The 2014 use of cash related to the purchase of property and equipment.  An initial payment of $0.4 million, net of cash received was paid in 2013 for the acquisition of Evolving Systems Labs.

Net cash provided by (used in) financing activities was $5.9 million, ($3.2) million and ($3.2) million for the years ended December 31, 2015, 2014 and 2013, respectively.  The net cash provided by financing activities as of December 31, 2015 is due to proceeds from the revolving line of credit of $10.0 million for the initial payment of the acquisition of Evolving Systems NC, $0.8 million in windfall tax benefits from stock-based compensation and $0.3 million in proceeds from the exercise of stock options offset by payments of $5.1 million for dividends.

In 2014, the net cash used in financing activities is due primarily to payments of $4.9 million in dividends offset by a $1.4 million in windfall tax benefits from stock-based compensation and $0.3 million in proceeds from the exercise of stock options. The net cash used in financing activities during 2013 is due to payments of $4.1 million in dividends offset by a $0.4 million in windfall tax benefits from stock-based compensation and $0.5 million in proceeds from the exercise of stock options.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2015 of $8.4 million;

•                  Our working capital balance of $3.7 million;

•                  Our ability to historically generate positive operating cash flows;

•                  The declaration of our quarterly cash dividends of $0.11 per share during 2015 and the possibility of future dividends;

•                  Our backlog of approximately $12.1 million, including $6.1 million in license fees and services and $6.0 million in customer support at December 31, 2015; and

•                  Our planned capital expenditures of less than $1.0 million during 2016.

•                  The repayment of our Revolving Credit Facility with a long term debt facility.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2015, 2014 and 2013, the effect of exchange rate changes resulted in a ($0.3) million decrease,  $0.2 million increase and a $0.2 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2015, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2016	2017	2018	2019	2020
Capital lease	$7	$6	$1	$—	$—	$—
Operating leases	2,019	656	626	438	243	56
Total commitments	$2,026	$662	$627	$438	$243	$56

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

We performed our annual goodwill impairment test as of July 31, 2015, at which time we had $17.0 million of goodwill included in the following reporting units, License and Services (“L&S”) - U.S. of $1.1 million, U.K. of $7.2 million and Customer Support (“CS”) - U.K. of $8.7 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2015 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.

As a result of the acquisition of Evolving Systems NC, Inc., $6.9 million of goodwill was acquired during the period, of which $5.4 million was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  We will perform a goodwill impairment test of Evolving Systems NC, Inc.’s goodwill during our annual test as of July 31, 2016.

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our acquisition of Evolving Systems U.K., Evolving Systems Labs and Evolving Systems NC.  These definite life assets are amortized using the straight-line method over their estimated lives.

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

We did not capitalize any internal software development costs during the years ended December 31, 2015, 2014, or 2013. In addition, we did not have any capitalized internal software development costs included in our December 31, 2015 and 2014 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  As of December 31, 2015 we had $10 million outstanding under our revolving credit facility, which under the facility bears interest at variable rates.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2015	2014
British pound sterling	0.67495	0.64169
Indian rupee	66.15844	63.13131

	For the Years Ended December 31,
Average rates:	2015	2014	2013
British pound sterling	0.65442	0.60724	0.63921
Indian rupee	64.14862	61.14301	58.62059

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Evolving Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 15, 2016

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,400	$9,781
Contract receivables, net of allowance for doubtful accounts of $83 and $43 at December 31, 2015 and December 31, 2014, respectively	7,727	9,182
Unbilled work-in-progress, net of allowance of $0 and $306 at December 31, 2015 and December 31, 2014, respectively	4,158	4,995
Prepaid and other current assets	1,459	1,331
Deferred income taxes	—	80
Total current assets	21,744	25,369
Property and equipment, net	560	659
Amortizable intangible assets, net	4,983	608
Goodwill	23,142	17,010
Long-term deferred income taxes	—	586
Total assets	$50,429	$44,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$5
Revolving Line of credit	10,000	—
Accounts payable and accrued liabilities	4,429	4,460
Income taxes payable	324	1,227
Unearned revenue	3,330	3,883
Total current liabilities	18,088	9,575
Long-term liabilities:
Capital lease obligations, net of current portion	1	7
Contingent earn-out obligation	178	178
Unearned revenue - Long term	—	420
Total liabilities	18,267	10,180

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,970,731 shares issued and 11,791,842 outstanding as of December 31, 2015 and 11,843,564 shares issued and 11,664,675 outstanding as of December 31, 2014	12	12
Additional paid-in capital	97,418	96,005
Treasury stock 178,889 shares, at December 31, 2015 and December 31, 2014, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(5,999)	(4,534)
Accumulated deficit	(58,016)	(56,178)
Total stockholders’ equity	32,162	34,052
Total liabilities and stockholders’ equity	$50,429	$44,232

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	For the Years Ended December 31,
	2015	2014	2013
REVENUE
License fees and services	$15,584	$19,738	$15,998
Customer support	9,992	9,942	9,095
Total revenue	25,576	29,680	25,093

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	4,881	5,782	5,565
Costs of customer support, excluding depreciation and amortization	1,568	1,866	1,599
Sales and marketing	5,844	5,734	5,364
General and administrative	4,003	3,638	3,644
Product development	3,847	3,643	2,956
Depreciation	314	246	155
Amortization	266	95	211
Restructuring	533	237	558
Total costs of revenue and operating expenses	21,256	21,241	20,052

Income from operations	4,320	8,439	5,041

Other income (expense)
Interest income	18	19	11
Interest expense	(121)	(17)	(20)
Other (expense) income	—	(27)	87
Foreign currency exchange loss	(6)	(9)	(39)
Other (expense) income, net	(109)	(34)	39

Income before income taxes	4,211	8,405	5,080
Income tax expense	915	2,797	1,274
Net income	$3,296	$5,608	$3,806

Basic income per common share - net income	$0.28	$0.48	$0.33

Diluted income per common share - net income	$0.28	$0.47	$0.32

Cash dividends declared per common share	$0.44	$0.42	$0.36

Weighted average basic shares outstanding	11,693	11,642	11,459
Weighted average diluted shares outstanding	11,935	11,926	11,756

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$3,296	$5,608	$3,806

Other comprehensive income:
Foreign currency translation gain (loss)	(1,465)	(1,518)	281

Comprehensive income	$1,831	$4,090	$4,087

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2012	11,387,220	$11	$91,957	$(1,253)	$(3,297)	$(56,582)	$30,836
Stock option exercises	123,179	1	487	—	—	—	488
Common Stock issued pursuant to the Employee Stock Purchase Plan	1,582	—	6	—	—	—	6
Stock-based compensation expense	—	—	288	—	—	—	288
Issuance of common stock related to acquisition	71,387	—	741	—	—	—	741
Excess tax benefits from stock-based compensation	—	—	416	—	—	—	416
Restricted stock issuance, net of cancellations	17,250	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,127)	(4,127)
Net income	—	—	—	—	—	3,806	3,806
Foreign currency translation adjustment	—	—	—	—	281	—	281
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735
Stock option exercises	56,186	—	245	—	—	—	245
Common Stock issued pursuant to the Employee Stock Purchase Plan	7,352	—	55	—	—	—	55
Stock-based compensation expense	—	—	401	—	—	—	401
Issuance of common stock related to acquisition	1,832	—	19	—	—	—	19
Excess tax benefits from stock-based compensation	—	—	1,390	—	—	—	1,390
Restricted stock issuance, net of cancellations	(1,313)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,883)	(4,883)
Net income	—	—	—	—	—	5,608	5,608
Foreign currency translation adjustment	—	—	—	—	(1,518)	—	(1,518)
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052
Stock option exercises	99,897	—	243	—	—	—	243
Common Stock issued pursuant to the Employee Stock Purchase Plan	8,302	—	57	—	—	—	57
Stock-based compensation expense	—	—	317	—	—	—	317
Excess tax benefits from stock-based compensation	—	—	796	—	—	—	796
Restricted stock issuance, net of cancellations	18,968	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(5,134)	(5,134)
Net income	—	—	—	—	—	3,296	3,296
Foreign currency translation adjustment	—	—	—	—	(1,465)	—	(1,465)
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,296	$5,608	$3,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	314	246	155
Amortization of intangible assets	266	95	211
Amortization of debt issuance costs	14	15	18
Stock based compensation	317	401	288
Unrealized foreign currency transaction losses, net	6	9	39
Provision for doubtful accounts	41	—	—
Provision for unbilled work-in-progress allowance	—	—	114
Benefit from deferred income taxes	(1,123)	(282)	(257)
Change in operating assets and liabilities:
Contract receivables	2,202	(3,398)	(1,514)
Unbilled work-in-progress	721	(2,977)	2,444
Prepaid and other assets	(120)	(214)	(28)
Accounts payable and accrued liabilities	(2,305)	985	(204)
Unearned revenue	(1,404)	(888)	3,543
Net cash provided by (used in) operating activities	2,225	(400)	8,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(198)	(588)	(270)
Business combinations, net of cash	(9,014)	—	(412)
Restricted cash	—	24	53
Net cash used in investing activities	(9,212)	(564)	(629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(5)	(8)	(5)
Proceeds from revolving line of credit	10,000	—	—
Common stock cash dividends	(5,143)	(4,883)	(4,127)
Excess tax benefits from stock-based compensation	797	1,390	416
Proceeds from the issuance of stock	300	300	494
Net cash provided by (used in) financing activities	5,949	(3,201)	(3,222)

Effect of exchange rate changes on cash	(343)	161	177

Net (decrease) increase in cash and cash equivalents	(1,381)	(4,004)	4,941
Cash and cash equivalents at beginning of year	9,781	13,785	8,844
Cash and cash equivalents at end of year	$8,400	$9,781	$13,785

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$107	$1	$2
Income taxes paid	2,089	182	69
Common stock dividends declared	5,221	4,966	4,191
Property and equipment purchased and included in accounts payable	1	191	—
Final cash payment related to acquisition	—	—	494
Issuance of common stock related to acquisition	—	19	761
Contingent consideration related to acquisition	—	—	178

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

Business Combination - On September 30, 2015 we acquired SSM, now known as Evolving Systems NC.  This business combination is reflected in these consolidated financial statements since the acquisition date.  Refer to Note 2, Acquisition, for more information regarding the acquisition.

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

Intangible Assets - Amortizable intangible assets consist primarily of purchased software and licenses, customer contracts and relationships, trademarks and tradenames, and business partnerships acquired in conjunction with our purchase of Evolving Systems Labs and Evolving Systems NC.  These assets are amortized using the straight-line method over their estimated lives.

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

Restricted Cash — As of December 31, 2015 we no longer had restricted cash.  As of December 31, 2013, we had $24,000 of restricted cash related to securing a letter of credit for our San Francisco, California lease which has since expired.

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

The following table reflects the activity in the allowance for doubtful accounts:

					Effects of
				Write-Offs	Foreign
		Balance at	Bad Debt	Charged	Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2015	Allowance for doubtful accounts	$43	$41	$—	$(1)	$83
2014	Allowance for doubtful accounts	$73	$—	$(25)	$(5)	$43
2013	Allowance for doubtful accounts	$70	$—	$—	$3	$73

The following table reflects the activity in the allowance for unbilled work-in-progress:

			Unbilled		Effects of
			Work-in-	Write-Offs	Foreign
		Balance at	Progress	Charged	Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2015	Allowance for unbilled work-in-progress	$306	$—	$(306)	$—	$—
2014	Allowance for unbilled work-in-progress	$317	$—	$—	$(11)	$306
2013	Allowance for unbilled work-in-progress	$295	$114	$(114)	$22	$317

Long Term Deferred Revenue — Long term deferred revenue are amounts which revenue will not be recognized within twelve months of the balance sheet date.  As of December 31, 2015 and 2014, we had $0 and $0.4 million, respectively, reported in the accompanying consolidated balance sheets.

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

For the year ended December 31, 2015, no significant customer exceeded the threshold (defined as contributing at least 10%) of revenue from continuing operations.  For the year ended December 31, 2014, two significant customers accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico. For the year ended December 31, 2013 one significant customer accounted for 12% of revenue from continuing operations.  This customer is a large telecommunications operator in Europe.

As of December 31, 2015, two significant customers accounted for approximately 36% (25% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa and Europe.  As of December 31, 2014, three significant customers accounted for approximately 55% (26%, 16% and 13%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa, Mexico and Europe.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our funds not under any FDIC program were $7.3 million and $9.3 million as of December 31, 2015 and 2014, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the three years ended December 31, 2015. In addition, we did not have any capitalized internal software development costs included in our December 31, 2015 and 2014 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Recent Accounting Pronouncements —In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities, however the FASB has deferred the effective date by one year. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

NOTE 2 — ACQUISITION

On September 30, 2015 we acquired privately held RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”), now known as Evolving Systems NC for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure SSM’s representations and warranties in the agreement.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $6.9 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2016. The results of SSM’s operations have been included in the consolidated financial statements since the acquisition date.

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

Total purchase price is summarized as follows (in thousands):

September 30, 2015
Cash Consideration
Initial Cash Purchase Price	$9,750
Cash/Working Capital Adjustment	535
Total Cash Consideration	$10,285

Assumed Liabilities	250
Total purchase price	$10,535

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

September 30, 2015
Cash and cash equivalents	$1,521
Contract receivables	1,057
Unbilled work-in-progress	89
Intangible assets	4,642
Prepaid and other current assets	68
Deferred tax asset	—
Other assets, non-current	32
Total identifiable assets acquired	$7,409

Accounts payable and accrued liabilities	$1,506
Deferred tax liability	1,760
Deferred revenue	557
Total identifiable liabilities acquired	$3,823

Net identifiable assets acquired	3,586

Goodwill	6,949
Net assets acquired	$10,535

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  We recorded $0.2 million of amortization expense related to the acquired intangible assets was recorded during the period ended December 31, 2015.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC’s acquisition as of December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$53	$1,626	8 yrs
Trademarks and tradenames	122	15	107	2 yrs
Non-competition	33	4	29	2 yrs
Customer relationships	2,808	100	2,708	7 yrs
	$4,642	$172	$4,470	7.19 yrs

Evolving Systems NC’s contributed revenue and earnings for the period of October 1, 2015 to December 31, 2015 as follows (in thousands):

Revenue and earnings included in the

Consolidated Statement of Operations from

October 1, 2015 through December 31, 2015

Revenue	$1,367
Net Income	306

Pro Forma

The following unaudited pro forma financial information reflects the consolidated results of operations of as if the acquisition of SSM had taken place on January 1, 2015 and 2014. The pro forma information includes adjustments for the amortization of intangible assets. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	Year Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Revenue	$30,190	$35,782
Earnings	3,645	5,718

SSM did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services			Customer Support		Total
	U.S.	India	UK	U.S.	UK	Goodwill
Balance as of December 31, 2013	$1,097	$—	$7,532	$—	$9,307	$17,936
Effects of changes in foreign currency exchange rates (1)	—	—	(414)	—	(512)	(926)
Balance as of December 31, 2014	$1,097	$—	$7,118	$—	$8,795	$17,010
Goodwill acquired during the year	5,209	184		1,556		6,949
Acquired goodwill adjusted during the year	(25)			(7)		(32)
Effects of changes in foreign currency exchange rates (1)	—	(0)	(351)	—	(434)	(785)
Balance as of December 31, 2015	$6,281	$184	$6,767	$1,549	$8,361	$23,142

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

We performed our annual goodwill impairment test as of July 31, 2015, which we had $17.0 million of goodwill included the following reporting units, License and Services (“L&S”) — US,  Evolving Systems Labs of $1.1 million and Evolving Systems U.K. of $7.2 million and Customer Support (“CS”) — UK of $8.7 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. In our analysis, we weighted the application of discounted cash flow analysis at 70% and observed market multiple data from selected guideline public companies at 30%.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then be required to perform a second step of the impairment analysis which could lead to goodwill impairment should the carrying amount exceed the fair value.  The excess of carrying amount over fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2015 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  However, a hypothetical decrease of approximately 20% due to lower than estimated future cash flows in the estimated fair value of our L&S-U.S. Evolving Systems Labs, Inc. reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit. From July 31, 2015 through the date of this report, no events have occurred that we believe may have impaired goodwill.

As a result of the acquisition of SSM, $6.9 million of goodwill was acquired during the period, of which $5.4 million was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.

We amortized identifiable intangible assets for Evolving Systems Labs and Evolving Systems NC on a straight-line basis over their estimated lives ranging from one to eight years.  As of December 31, 2015 and December 31, 2014, identifiable intangibles were as follows (in thousands):

	December 31, 2015			December 31, 2014			Weighted-
	(2) Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,118	$171	$1,947	$439	$64	$375	7.3 yrs
Trademarks and tradenames	185	43	142	63	15	48	2.6 yrs
Non-competition	33	4	29	—	—	—	2.0 yrs
Customer relationships	3,024	159	2,865	216	31	185	6.8 yrs
	$5,360	$377	$4,983	$718	$110	$608	6.8 yrs

(2)                                 Changes in intangible values as of December 31, 2015 compared to December 31, 2014 are the direct result of the acquisition of Evolving Systems NC in the third quarter of 2015.

Amortization expense of identifiable intangible assets was $0.3 million, $0.1 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2015 was as follows (in thousands):

Year ending December 31,
2016	$783
2017	764
2018	703
2019	693
2020	693
Thereafter	1,347
$4,983

NOTE 4 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2015	2014
Property and equipment:
Computer equipment and purchased software	$4,814	$4,796
Furniture, fixtures and leasehold improvements	1,155	1,078
	5,969	5,874
Less accumulated depreciation	(5,409)	(5,215)
	$560	$659

	December 31,
	2015	2014
Assets acquired under capital lease:
Original book value	$24	$24
Accumulated amortization	(18)	(13)
Net book value	$6	$11

Depreciation expense was $0.3 million, $0.2 million and $0.2 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Included in computer equipment and purchased software at December 31, 2015 and 2014 are assets under capital lease. Depreciation expense related to assets under capital leases was $5,000, $5,000 and $4,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

	December 31,
	2015	2014
Accounts payable and accrued liabilities:
Accounts payable	$716	$729
Accrued liabilities	2,520	2,366
Accrued compensation and related expenses	1,193	1,365
	$4,429	$4,460

NOTE 5 — REVOLVING LINE OF CREDIT

On September 28, 2015, we entered into the Third Amendment to the Loan and Security Agreement with East West Bank to increase the current revolving credit facility from $5.0 million to $10.0 million (the “Revolving Facility”).  The additional $5.0 million (“Revolving Line II”) will bear interest at a floating rate equal to the U.S. Prime Rate plus 2.25%; the existing $5.0 million credit facility (“Revolving Line”) will continue to bear interest at the greater of 2.75% or the U.S. Prime Rate minus one half of one percent (0.50%).  The Revolving Facility is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  There is no mandated borrowing required against the Revolving Facility.  To take an advance under the Revolving Facility, the Company must have a balance of $4.0 million in cash on deposit with East West Bank, a minimum current ratio and a specified ratio of Total Liabilities to Tangible Net Worth, which are both as defined in the Revolving Facility. The Revolving Facility requires the Company to pay a one-time credit facility fee of $10,000 for extension of Revolving Line II, an annual credit facility fee of $10,000 and monthly payments of interest, with the unpaid balance due on October 22, 2016.

The Revolving Facility includes negative covenants that place restrictions on the Company’s ability to, among other things:  restrict distributions to its shareholders in the aggregate amount not to exceed $1.8 million in any fiscal quarter, incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; and change the nature of its business materially. Outstanding amounts under the Revolving Facility may be accelerated by notice from East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

As of December 31, 2015, we are in compliance with the covenants and have borrowed $10.0 million against the Revolving Facility.  The proceeds from the borrowings against the facilities were used for the initial payment for the SSM acquisition agreement on September 30, 2015.

Refer to Note 15, Subsequent Events, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding the Fifth Amendment to the Loan and Security Agreement with East West Bank.

NOTE 6 - INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Domestic	$(2,948)	$(1,274)	$(1,347)
Foreign	7,159	9,679	6,427
Total	$4,211	$8,405	$5,080

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$789	$1,468	$441
Foreign	1,174	1,637	1,015
State	76	(26)	70
Total current	2,039	3,079	1,526
Deferred:
Federal	(1,023)	(301)	(66)
Foreign	16	19	(178)
State	(117)	0	(8)
Total deferred	(1,124)	(282)	(252)
Total	$915	$2,797	$1,274

As of December 31, 2014, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $2.3 million.  As of December 31, 2015 we had no NOL carryforwards remaining.  As of December 31, 2015 and 2014, we had state NOL’s of approximately $17.4 million and $17.1 million, respectively.  The state NOL carryforwards expire at various times beginning in 2018 and ending in 2033.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018 and Alternative Minimum Tax (“AMT”) credits of $0.8 million which may expire at various times beginning in 2028 and ending in 2034.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regimes found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As a result, the company has approximately $2.8 million of FTC’s to carryforward into 2015 and subsequent years as a deferred tax asset.  In 2015, our deferred tax asset balance was increased by approximately $0.9 million of FTC’s.

The Company uses the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our $2.3 million of federal NOL’s are primarily windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, will be an increase to Additional Paid-in Capital (“APIC”) as opposed to a reduction in tax expense.  Due to the aforementioned election to claim a FTC, during the year 2015 $0.8 million of the federal NOL was realized, with a corresponding increase in additional paid-in capital.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Foreign tax credits carryforwards	$3,667	$—
Net operating loss carryforwards - State	540	555
Research and development credits	303	303
Equity compensation	686	661
AMT credit	770	942
Depreciable assets	110	107
Intangibles	—	203
Accrued liabilities and reserves	340	607
Total deferred tax assets	6,416	3,378

Deferred tax liabilities:
Intangibles	(1,512)	—
Undistributed foreign earnings	(666)	(897)
Accrued liabilities and reserves	(23)	(16)
Total deferred tax liability	(2,201)	(913)

Net deferred tax assets, before valuation allowance	4,215	2,465
Valuation allowance	(4,215)	(1,799)
Net deferred tax asset	$—	$666

Financial statement classification:
Current deferred tax asset	$—	$80
Long-term tax (liability) asset	—	586
	$—	$666

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. As of December 31, 2015 and 2014, there was a net deferred tax liability of ($1.5) million and a net deferred tax asset of $0.2 million, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We continue to maintain a full valuation allowance on the domestic net deferred tax asset, with the exception of our FTC which has a partial valuation allowance, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, AMT credits and research and development credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

U.S. federal income tax expense at statutory rates	$2,392	$4,595	$2,143
State income tax expense, net of federal impact	—	542	46
Foreign Tax Credit	(3,667)	—	—
Foreign rate differential	(449)	(1,452)	(332)
Foreign deemed dividends	939	1,783	871
Undistributed foreign earnings	(221)	—	—
Change in valuation allowance	2,415	(1,971)	(492)
Research and development expenses	(1,096)	(867)	(859)
Foreign taxes	314	53	93
Section 78 Gross-UP	371	—	—
Permanent differences and other, net	(83)	114	(196)
Total tax expense	$915	$2,797	$1,274

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2015 and 2014, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable may be reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2015 and 2014, which would be reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.

During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used primarily for product development and customer service and support.  The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2015. Undistributed foreign earnings for the year ended December 31, 2015 are approximately $1.0 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of certain tax attributes, including NOL and tax credit carryovers, available to be utilized following an “Ownership Change” triggered by a shift of greater than 50% in stock ownership over a three year testing period. We believe that SSM may have had one or more such Ownership Changes prior to its acquisition by Evolving Systems, Inc.  However, the amount of the applicable limitation is not known, and has not been estimated at this time.  Accordingly, because of this uncertainty, the Company has not recorded as part of its initial purchase accounting a deferred tax asset associated with the NOL carryforward of SSM.  We intend to review the ownership history of SSM to determine the utilizable portion of its tax attributes as soon as practicable, and if appropriate, adjust the deferred tax assets and purchase accounting upon the conclusion of its assessment.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock Dividends

Our Board of Directors declared a cash dividend of $0.11 per share for each of the four quarters of 2015.  There were no accrued dividends as of December 31, 2015.

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

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

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

NOTE 8 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cost of license fees and services, excluding depreciation and amortization	$72	$73	$29
Cost of customer support, excluding depreciation and amortization	10	8	4
Sales and marketing	36	31	24
General and administrative	112	181	207
Product development	87	108	24
Total share based compensation	$317	$401	$288

Stock Option/Incentive Plans

In January 1996, our stockholders approved an Amended and Restated Stock Option Plan (the “Option Plan”).  Under the Option Plan, as amended, 4,175,000 shares were reserved for issuance.  Options issued under the Option Plan were at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years and expire no more than ten years from the date of grant. The Option Plan terminated on January 18, 2006; options granted before that date were not affected by the plan termination.  At December 31, 2015 and 2014, no options remained and 0.1 million options remained outstanding under the Option Plan, respectively.

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000.  In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants expire no more than ten years from the date of grant.  At December 31, 2015 and 2014, there were approximately 0.3 million and 0.1 million shares, respectively, available for grant under the 2007 Stock Plan.  Of the shares available as of December 31, 2015, 0.2 million shares were reserved for acquisitions.  At December 31, 2015 and 2014, 0.8 million and 0.6 million options were issued and outstanding under the 2007 Stock Plan, respectively.

During the year ended December 31, 2015 we awarded a total of 20,000 shares of restricted stock to members of our Board of Directors and senior management. No shares of restricted stock were awarded during the year ended December 31, 2014.  During the years ended December 31, 2015 and 2014, approximately 94 and 8,000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 1,000 shares of restricted stock during years ended December 31, 2015 and 2014. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $8,000, $0.1 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively for restricted stock.

The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Expected term (years)	6.0	5.9	6.1
Risk-free interest rate	1.37%	1.69%	1.31%
Expected volatility	42.01%	55.88%	59.17%
Expected dividend yield	6.4%	4.0%	4.1%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2015 and 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2013	676	$5.11	4.76	$3,491
Options granted	168	$10.15
Less options forfeited	(132)	$12.20
Less options exercised	(82)	$5.31
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959
Options granted	331	$7.13
Less options forfeited	(27)	$9.39
Less options exercised	(100)	$2.43
Options outstanding at December 31, 2015	834	$5.97	6.94	$957

Options exercisable at December 31, 2015	463	$4.74	5.11	$954

The following is a summary of stock options outstanding under the plans as of December 31, 2015:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted Avg.
			Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of			Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices			(in thousands)	(years)	Price	(in thousands)	Price
$0.01	-	$1.34	145	2.41	$0.80	145	$0.80
$2.80	-	$2.86	30	3.19	$2.84	30	$2.84
$3.20	-	$3.72	86	4.02	$3.69	86	$3.70
$4.09	-	$5.45	37	6.12	$4.44	35	$4.45
$6.00	-	$6.63	247	9.31	$6.09	32	$6.52
$7.70	-	$10.90	289	8.55	$9.65	135	$9.73
			834	6.94	$5.97	463	$4.74

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $1.60, $3.80 and $3.16 respectively.

As of December 31, 2015, there were approximately $0.8 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 2.9 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.4 million and $0.6 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.3 million and $0.1 million, respectively.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $19,000, $15,000 and $15,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash received from stock option exercises was $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2014, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2014, resulted in approximately 7,094 shares issued and 26,376 options cancelled in settlement of shares issued.  There were no net settlement exercises during the years ended December 31, 2015 or 2013.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2015, there were approximately 53,000 shares available for purchase. For the years ended December 31, 2015, 2014 and 2013, we recorded compensation expense of $13,000, $17,000 and $2,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2015	2014	2013
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.07%	0.03%	0.05%
Expected volatility	39.58%	40.92%	44.36%
Expected dividend yield	6.3%	4.5%	4.0%

Cash received from employee stock plan purchases was approximately $53,000, $68,000 and $8,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  We issued shares related to the ESPP of approximately 9,000, 9,000 and 1,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

During 2015, 2014 and 2013, we recorded a consolidated expense of $0.4 million, $0.4 million and $0.3 million, under the aforementioned plans, respectively.

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

	For the Years Ended December, 31
	2015	2014	2013
Basic income per share:
Net income	$3,296	$5,608	$3,806

Basic weighted average shares outstanding	11,693	11,642	11,459

Basic income per share:
Net Income	$0.28	$0.48	$0.33

Diluted income per share:
Net income	$3,296	$5,608	$3,806

Weighted average shares outstanding	11,693	11,642	11,459
Effect of dilutive securities - options	242	284	297
Diluted weighted average shares outstanding	11,935	11,926	11,756

Diluted income per share:
Net Income	$0.28	$0.47	$0.32

Weighted average options to purchase approximately 0.3 million, 0.1 million and 0.1 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 11  — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, Durham, North Carolina, London and Bath, England, Bangalore and Kolkata, India, Kuala Lumpur, Malaysia and Bucharest, Romania.  Rent expense was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Rent expense is net of sublease rental income.  There were was no sublease rental income for the years ended December 31, 2015, 2014 and 2013.

Our headquarters facility lease extends for the term through November 30, 2017.  The lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of December 1. Our London, England facility contains a clause which gives us six months free rent over the five year term. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2015 are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$656	$6
2017	626	1
2018	438	—
2019	243	—
2020	56	—
Total minimum lease payments	$2,019	7
Less: Amount representing interest		(1)
Principal balance of capital lease obligations		6
Less: Current portion of capital lease obligations		(5)
Long-term portion of capital lease obligations		$1

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. Accordingly, we did not record any liabilities for these agreements as of December 31, 2015 and 2014.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. We did not record any liabilities for these agreements as of December 31, 2015 and 2014.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2015 and 2014.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2015 and 2014.

In connection with our acquisition of Telespree on October 24, 2013, we agreed to make a cash payment of $0.5 million on the one year anniversary of the closing.  This payment was subject to reduction for certain claims and has not been paid to date.  We have made claims against this payment which are currently under dispute.  Once settled the final payment will be released.

(c)                                 Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 12  — SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer decision-makers (“CODM”). These chief operating decision makers review revenue by segment and review overall results of operations.

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

Revenue information by segments was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue
License fees and services	$15,584	$19,738	$15,998
Customer support	9,992	9,942	9,095
Total revenue	25,576	29,680	25,093

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	10,703	13,956	10,433
Customer support	8,424	8,076	7,496
	19,127	22,032	17,929
Unallocated Costs
Other operating expenses	13,694	13,015	11,964
Depreciation and amortization	580	341	366
Restructuring	533	237	558
Interest income	(18)	(19)	(11)
Interest expense	121	17	20
Other (expense) income	—	27	(87)
Foreign currency exchange (gain) loss	6	9	39

Income from operations before income taxes	$4,211	$8,405	$5,080

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenue to individual countries.  We provide products and services on a global basis through our office in Colorado, North Carolina and U.K.-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore and Kolkata, India, provide software development services to our global operations.  Financial information relating to operations by geographic region is as follows (in thousands):

	For the Year Ended December 31, 2015
	L&S	CS	Total
Revenue
United Kingdom	$2,191	$1,765	$3,956
Other	13,393	8,227	21,620
Total revenues	$15,584	$9,992	$25,576

	For the Year Ended December 31, 2014
	L&S	CS	Total
Revenue
United Kingdom	$3,551	$2,017	$5,568
Nigeria	2,954	473	3,427
Mexico	2,478	722	3,200
Other	10,755	6,730	17,485
Total revenues	$19,738	$9,942	$29,680

	For the Year Ended December 31, 2013
	L&S	CS	Total
Revenue
United Kingdom	$3,018	$1,903	$4,921
Other	12,980	7,192	20,172
Total revenues	$15,998	$9,095	$25,093

	December 31,	December 31,
	2015	2014
Long-lived assets, net
United States	$13,026	$1,998
United Kingdom	15,318	16,091
Other	341	188
	$28,685	$18,277

NOTE 13 — RESTRUCTURING

During the fourth quarter of 2015, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.5 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC in the third quarter of 2015.  Restructuring expense of $0.2 million and $0.6 million was recorded for the years ending December 31, 2014 and 2013, respectively, due to severance for a reduction in workforce.  The reduction in workforce was related to the acquisition of Evolving Systems Labs in the fourth quarter of 2013.

As of December 31, 2015, $0.5 million has been paid.  The restructuring liability was $25,000 and $0 as of December 31, 2015 and 2014, respectively.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2015
Total revenue	$6,660	$6,071	$5,773	$7,072
Less: cost of revenue and operating expenses	5,238	5,130	4,819	6,069
Income from operations	1,422	941	954	1,003
Income before income taxes	1,299	1,093	712	1,107
Net income	$860	$780	$570	$1,086
Net income per common share:
Basic income per common share - net income	$0.07	$0.07	$0.05	$0.09
Diluted income per common share - net income	$0.07	$0.07	$0.05	$0.09

Year Ended December 31, 2014
Total revenue	$6,582	$7,939	$7,560	$7,599
Less: cost of revenue and operating expenses	5,555	5,322	5,241	5,123
Income from operations	1,027	2,617	2,319	2,476
Income before income taxes	929	2,514	2,506	2,456
Net income	$651	$1,676	$1,679	$1,602
Net income per common share:
Basic income per common share - net income	$0.06	$0.14	$0.14	$0.14
Diluted income per common share - net income	$0.05	$0.14	$0.14	$0.13

NOTE 15 — SUBSEQUENT EVENTS

On March 15, 2016, our Board of Directors declared a first quarter cash dividend of $0.11 per share, payable April 1, 2016, to stockholders of record on March 28, 2016.

On January 1, 2016, our Board of Directors adopted a resolution promoting Thomas Thekkethala from President of the Company, to the position of Chief Executive Officer.  Mr. Thekkethala joined the Company on September 30, 2015 in connection with the Company’s acquisition of SSM and serves on the Company’s Board.

Thaddeus Dupper, who has served as the CEO of the Company since 2007, stepped down as the CEO effective January 1, 2016, and will continue to serve as the Company’s non-executive Chairman of the Board. The Company entered into a Consulting Agreement with Mr. Dupper to provide consulting services to the Company on an as-needed basis.  Mr. Dupper will be paid severance in accordance with his employment agreement.

The Board also promoted Daniel J. Moorhead, Vice President of Finance & Administration to Chief Financial Officer and entered into an employment agreement with Mr. Moorhead.

In February 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of approximately $0.6 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank to enter into a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million will bear interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loans proceeds and $4.0 million from our cash balances to pay off the two existing Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.  Refer to Note 5, Revolving Line of Credit, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Loan and Security Agreement.

On March 1, 2016, John Spirtos provided notice to Evolving Systems that he is resigning from the board of directors effective March 4, 2016 and will not stand for election at Evolving Systems’ next annual shareholders’ meeting.  Mr. Spirtos had served on the Company’s Board of Directors since December 2009 and was the Chairman of the Investment and Nominating & Governance Committees and a member of the Audit Committee.  There are no disagreements with the Company.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance & Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in internal control over financial reporting.  During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2015, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2015, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2015, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2015, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2015 Proxy Statement, anticipated to be filed within 120 days of December 31, 2015, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

2.3

Merger Agreement dated as of September 30, 2015, by and among Evolving Systems, Inc., Evolving Systems NC, Inc., a wholly owned subsidiary of Evolving Systems, RateIntegration, Inc. and a representative of the stockholders and change in control payment recipients of RateIntegration, Inc., as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed September 30, 2015 and incorporated herein by reference.

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
4.1 (b)

Evolving Systems, Inc. Amended and Restated 2007 Stock Incentive Plan, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015 and incorporated herein by reference.

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

10.7*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.

10.8	Fifth Amendment to Office Building Lease Agreement, as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2011 and incorporated herein by reference.
10.10*	Employment Agreement entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.11*	Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.
10.12	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
10.13

Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.14

Third Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 30, 2015 and incorporated herein by reference.

10.15

Fourth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 10, 2015 and incorporated herein by reference.

10.16*

Employment Agreement dated September 30, 2015, entered into between Evolving Systems, Inc. and Thomas Thekkethala, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 30, 2015 and incorporated herein by reference.

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
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ THOMAS THEKKETHALA	Chief Executive Officer, President and Director	March 15, 2016
Thomas Thekkethala

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Thekkethala, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ THOMAS THEKKETHALA	President and Chief Executive Officer	March 15, 2016
	Thomas Thekkethala	(Principal Executive Officer)

By:	/s/ DANIEL J. MOORHEAD	Chief Financial Officer	March 15, 2016
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ THADDEUS DUPPER	Chairman and Director	March 15, 2016
Thaddeus Dupper

By:	/s/ DAVID J. NICOL	Director	March 15, 2016
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 15, 2016
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 15, 2016
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	March 15, 2016
Julian D. Singer