Form 10-Q
period 2016-03-31
EVOLVING SYSTEMS INC
filed 2016-05-03
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016 there were 11,798,800 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,664	$8,400
Contract receivables, net of allowance for doubtful accounts of $81 at March 31, 2016 and $83 at December 31, 2015	8,678	7,727
Unbilled work-in-progress	5,038	4,158
Prepaid and other current assets	1,470	1,459
Total current assets	18,850	21,744
Property and equipment, net	476	560
Amortizable intangible assets, net	4,787	4,983
Goodwill	22,690	23,142
Total assets	$46,803	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5	$5
Revolving line of credit	—	10,000
Term loan - current	482	—
Accounts payable and accrued liabilities	4,426	4,429
Income taxes payable	268	324
Dividends payable	1,298	—
Contingent earn-out obligation	178	178
Unearned revenue	3,849	3,330
Total current liabilities	10,506	18,266
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loan, net of current portion	5,500	—
Total liabilities	16,006	18,267

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,976,620 shares issued and 11,797,731 outstanding as of March 31, 2016 and 11,970,731 shares issued and 11,791,842 outstanding as of December 31, 2015	12	12
Additional paid-in capital	97,517	97,418
Treasury stock 178,889 shares as of March 31, 2016 and December 31, 2015, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(6,592)	(5,999)
Accumulated deficit	(58,887)	(58,016)
Total stockholders’ equity	30,797	32,162
Total liabilities and stockholders’ equity	$46,803	$50,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUE
License fees and services	$3,850	$4,339
Customer support	2,630	2,321
Total revenue	6,480	6,660

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	1,112	1,225
Costs of customer support, excluding depreciation and amortization	337	388
Sales and marketing	1,380	1,584
General and administrative	968	907
Product development	955	1,014
Depreciation	77	96
Amortization	196	24
Restructuring	941	—
Total costs of revenue and operating expenses	5,966	5,238

Income from operations	514	1,422

Other income (expense)
Interest income	2	5
Interest expense	(118)	(3)
Foreign currency exchange gain (loss)	199	(125)
Other income (expense), net	83	(123)

Income from operations before income taxes	597	1,299
Income tax expense	170	439
Net income	$427	$860

Basic income per common share	$0.04	$0.07

Diluted income per common share	$0.04	$0.07

Cash dividend declared per common share	$0.11	$0.11

Weighted average basic shares outstanding	11,795	11,668
Weighted average diluted shares outstanding	11,957	11,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income	$427	$860

Other comprehensive loss:
Foreign currency translation loss	(593)	(1,296)

Comprehensive loss	$(166)	$(436)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162
Stock option exercises	3,925	—	14	—	—	—	14
Common stock issued pursuant to the Employee Stock Purchase Plan	1,964	—	9	—	—	—	9
Stock-based compensation expense	—	—	76	—	—	—	76
Common stock dividends declared	—	—	—	—	—	(1,298)	(1,298)
Net income	—	—	—	—	—	427	427
Foreign currency translation adjustment	—	—	—	—	(593)	—	(593)
Balance at March 31, 2016	11,797,731	$12	$97,517	$(1,253)	$(6,592)	$(58,887)	$30,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	96
Amortization of intangible assets	196	24
Amortization of debt issuance costs	17	2
Stock based compensation	76	89
Unrealized foreign currency transaction losses, net	(199)	125
Provision for deferred income taxes	(4)	2
Change in operating assets and liabilities:
Contract receivables	(798)	3,654
Unbilled work-in-progress	(978)	(1,385)
Prepaid and other assets	(37)	37
Accounts payable and accrued liabilities	(10)	(1,646)
Unearned revenue	578	977
Net cash (used in) provided by operating activities	(655)	2,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(71)
Net cash used in investing activities	—	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(1)
Payments of the revolving line of credit	(10,000)	—
Proceeds from the term loan	6,000	—
Payments for debt issuance costs	(18)	—
Common stock cash dividends	—	(1,275)
Excess tax benefits from stock-based compensation	—	86
Proceeds from the issuance of stock	23	19
Net cash used in financing activities	(3,996)	(1,171)

Effect of exchange rate changes on cash	(85)	(336)

Net (decrease) increase in cash and cash equivalents	(4,736)	1,257
Cash and cash equivalents at beginning of period	8,400	9,781
Cash and cash equivalents at end of period	$3,664	$11,038

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$222	$722
Common stock dividend declared, not yet paid	1,298	—

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Reclassifications - Certain reclassifications have been made to the 2015 financial statements to conform to the consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”.  This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders.  The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

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

In April, 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30), which includes provisions intended to simplify the presentation of debt issuance costs in the financial statements. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The impact of this ASU is a reduction of our term loan — current balance by approximately $18,000. The related expense will continue to be recognized as imputation of interest expense per the accounting guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  Amortization expense related to the acquired intangible assets of $0.3 million was recorded through the period ended March 31, 2016.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC, Inc.’s acquisition as of March 31, 2016 (in thousands):

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$105	$1,574	8 yrs
Trademarks and tradenames	122	30	92	2 yrs
Non-competition	33	8	25	2 yrs
Customer relationships	2,808	201	2,607	7 yrs
	$4,642	$344	$4,298	7.19 yrs

Pro Forma

Evolving Systems NC, Inc. contributed revenues of $1.5 million and earnings of $0.5 million for the period from January 1, 2016 through March 31, 2016.  The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of SSM had taken place on January 1, 2016 and 2015. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	For the Three Months Ended March 31,
	2016	2015

Revenue	$6,480	$7,889
Earnings	427	804

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services			Customer Support		Total
	U.S.	India	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2015	$6,281	$184	$6,767	$1,549	$8,361	$23,142
Effects of changes in foreign currency exchange rates (1)	—	(1)	(202)	—	(249)	(452)
Balance at March 31, 2016	$6,281	$183	$6,565	$1,549	$8,112	$22,690

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2015, at which time we had $17.0 million of goodwill included the following reporting units, License and Services (“L&S”) — US,  Evolving Systems Labs, Inc. of $1.1 million and UK of $7.2 million and Customer Support (“CS”) — UK of $8.7 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. In our analysis, we weighted the application of discounted cash flow analysis at 70% and observed market multiple data from selected guideline public companies at 30%.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then be required to perform a second step of the impairment analysis which could lead to goodwill impairment should the carrying amount exceed the fair value.  The excess of carrying amount over fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2015 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  However, a hypothetical decrease of approximately 20% due to lower than estimated future cash flows in the estimated fair value of our L&S-U.S. Evolving Systems Labs, Inc. reporting unit would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit. From July 31, 2015 through the date of this report, no events have occurred that we believe may have impaired goodwill.

As a result of the acquisition of SSM, $6.9 million of goodwill was acquired, of which $5.4 million was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. and Evolving Systems NC, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of March 31, 2016 and December 31, 2015, identifiable intangibles were as follows (in thousands):

	March 31, 2016			December 31, 2015			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,118	$238	$1,880	$2,118	$171	$1,947	7.3 yrs
Trademarks and tradenames	185	61	124	185	43	142	2.6 yrs
Non-competition	33	8	25	33	4	29	2.0 yrs
Customer relationships	3,024	266	2,758	3,024	159	2,865	6.8 yrs
	$5,360	$573	$4,787	$5,360	$377	$4,983	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million and $24,000 for the three months ended March 31, 2016 and 2015, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2016 was as follows (in thousands):

Twelve months ending March 31,
2017	$783
2018	744
2019	700
2020	693
2021	693
Thereafter	1,174
$4,787

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Basic income per share:
Net income available to common stockholders	$427	$860
Basic weighted average shares outstanding	11,795	11,668
Basic income per share:	$0.04	$0.07

Diluted income per share:
Net income available to common stockholders	$427	$860
Weighted average shares outstanding	11,795	11,668
Effect of dilutive securities - options	162	270
Diluted weighted average shares outstanding	11,957	11,938
Diluted income per share:	$0.04	$0.07

For the three months ended March 31, 2016 and 2015, 0.2 million and 0.3 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2016 and 2015.

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cost of license fees and services, excluding depreciation and amortization	$10	$22
Cost of customer support, excluding depreciation and amortization	2	2
Sales and marketing	8	7
General and administrative	35	24
Product development	21	34
Total share based compensation	$76	$89

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At March 31, 2016, there were approximately 0.2 million shares available for grant under the 2007 Stock Plan, as amended of which were primarily reserved for acquisitions.  At March 31, 2016 and December 31, 2015, 0.9 and 0.8 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

During the three months ended March 31, 2016 and 2015, no grants of restricted stock were offered to members of our senior management.  During the three months ended March 31, 2016 and 2015, 0 and 94 shares of restricted stock vested, respectively. No shares of restricted stock were forfeited during the three months ended March 31, 2016 and 2015.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $7,000 and $1,000 for the three months ended March 31, 2016 and 2015, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended March 31,
	2016	2015
Expected term (years)	6.1	6.0
Risk-free interest rate	1.39%	1.30%
Expected volatility	36.90%	51.48%
Expected dividend yield	8.24%	4.95%

The following is a summary of stock option activity under the plans for the three months ended March 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2015	834	$5.97	6.94	$957
Options granted	118	5.35
Less options forfeited	(43)	9.21
Less options exercised	(4)	3.56
Options outstanding at March 31, 2016	905	$5.74	7.06	$1,067

Options exercisable at March 31, 2016	457	$4.72	4.86	$1,019

There were 118,000 and 102,000 stock options granted during the three months ended March 31, 2016 and 2015, respectively.  The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2016 and 2015 were $0.74 and $2.78, respectively.  As of March 31, 2016, there were approximately $0.7 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.89 years.  The total fair value of stock options vested during the three months ended March 31, 2016 and 2015 was approximately $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 for the three months ended March 31, 2016 and 2015, respectively.

Cash received from stock option exercises for the three months ended March 31, 2016 and 2015 was $14,000 and $6,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2016, there were approximately 52,000 shares available for purchase.  For the three months ended March 31, 2016 and 2015, we recorded compensation expense of $1,000 and $5,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended March 31,
	2016	2015
Expected term (years)	0.25	0.25
Risk-free interest rate	0.20%	0.04%
Expected volatility	39.85%	35.60%
Expected dividend yield	7.67%	4.99%

Cash received from employee stock plan purchases for the three months ended March 31, 2016 and 2015 was $4,000 and $22,000, respectively.

We issued shares related to the ESPP of approximately 1,000 and 3,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2016, one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from operations.  The significant customer for the three months ended March 31, 2016 is a large telecommunications operator in India.  For the three months ended March 31, 2015, one significant customer accounted for 10% of revenue from operations.  The significant customer for the three months ended March 31, 2015 is a large telecommunications operator in the United Kingdom.

As of March 31, 2016, one significant customer accounted for approximately 22% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Africa.  As of December 31, 2015, two significant customers accounted for approximately 36% (25% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa and Europe.

NOTE 7 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank to enter into a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million will bear interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loans proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

As of March 31, 2016, we are in compliance with the covenants and have a $6.0 million balance under the Term Loan net of approximately $18,000 debt issuance cost.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  The net expense during the three months ended March 31, 2016 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The net expense during the three months ended March 31, 2015 consisted of current income tax expense of $0.4 million.

The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The decrease in tax expense for the three months ending March 31, 2016 is due to decreased earnings in the current period primarily related to severance expense.

Our effective tax rate was 29% and 34% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

As of March 31, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of March 31, 2016, were comprised of the following (in thousands):

March 31, 2016
Deferred tax assets
Foreign tax credits carryforwards	$3,667
Net operating loss carryforwards	617
Research & development credits	303
AMT credits	770
Stock compensation	699
Depreciable assets	104
Accrued liabilities and reserves	349
Total deferred tax assets	6,509

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(863)
Intangibles	(1,448)
Total deferred tax liability	(2,311)

Net deferred tax assets, before valuation allowance	$4,198
Valuation allowance	(4,198)
Net deferred tax liability	$—

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regimes found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a FTC on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As a result, the company has approximately $3.7 million of FTC’s to carryforward through 2016 and subsequent years as a deferred tax asset.

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

As of March 31, 2016 and December 31, 2015 we had no liability for unrecognized tax benefits.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 15, 2016, our Board of Directors declared a first quarter cash dividend of $0.11 per share, which was paid April 1, 2016, to stockholders of record March 28, 2016.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

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

NOTE 10 — SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Finance Officer as our chief operating decision-makers (“CODM”). These chief operating decision makers review revenues by segment and review overall results of operations.

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

Segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenue
License fees and services	$3,850	$4,339
Customer support	2,630	2,321
Total revenue	6,480	6,660

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,738	3,114
Customer support	2,293	1,933
	5,031	5,047
Unallocated Costs
Other operating expenses	3,303	3,505
Depreciation and amortization	273	120
Restructuring	941	—
Interest income	(2)	(5)
Interest expense	118	3
Foreign currency exchange (gain) loss	(199)	125

Income from operations before income taxes	$597	$1,299

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters, our London-based Evolving Systems U.K. subsidiary and our North Carolina based Evolving Systems NC, Inc. subsidiary. Additionally, personnel in Bangalore and Kolkata, India provide software development services to our global operations. Financial information relating to operations by geographic region is as follows (in thousands):

	For the Three Months Ended March 31,
	2016
	L&S	CS	Total
Revenue
India	$1,068	$72	$1,140
United Kingdom	569	405	974
Other	2,213	2,153	4,366
Total revenues	$3,850	$2,630	$6,480

	For the Three Months Ended March 31,
	2015
	L&S	CS	Total
Revenue
United Kingdom	$538	$491	$1,029
Other	3,801	1,830	5,631
Total revenues	$4,339	$2,321	$6,660

	March 31,	December 31,
	2016	2015
Long-lived assets, net
United States	$12,796	$13,026
United Kingdom	14,837	15,318
Other	320	341
	$27,953	$28,685

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2016 or December 31, 2015.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2016 or December 31, 2015.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2016 or December 31, 2015.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2016 or December 31, 2015.

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

NOTE 12 — RESTRUCTURING

During the first quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the three months ended March 31, 2015.

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

The restructuring liability was approximately $0.4 million and $25,000 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 13 — SUBSEQUENT EVENTS

On May 3, 2016, our Board of Directors declared a second quarter cash dividend of $0.11 per share, payable July 1, 2016, to stockholders of record June 3, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Consolidated revenue decreased to $6.5 million from $6.7 million for three months ended March 31, 2016 and 2015, respectively.  The decrease in revenue is due to lower TSA license and services revenues offset by an increase in MMS license, services and customer support revenue.

Our twelve month backlog increased to $12.6 million as of March 31, 2016, compared to $10.4 million as of March 31, 2015 due primarily to an increase in MMS, offset by a slight decrease in the TSA balance.

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

For the Three Months Ended March 31,
2016 vs. 2015
Revenue	$(92)
Costs of revenue and operating expenses	(275)
Operating gain	$183

The net effect of our foreign currency translations for the three months ended March 31, 2016 was a $0.1 million decrease in revenue and a $0.3 million decrease in operating expenses versus the three months ended March 31, 2015.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2016	2015
REVENUE
License fees and services	59%	65%
Customer support	41%	35%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	17%	18%
Costs of customer support, excluding depreciation and amortization	5%	6%
Sales and marketing	21%	24%
General and administrative	15%	14%
Product development	15%	15%
Depreciation	1%	1%
Amortization	3%	0%
Restructuring	15%	—
Total costs of revenue and operating expenses	92%	78%

Income from operations	8%	22%

Other income (expense)
Interest income	0%	0%
Interest expense	(2)%	(0)%
Foreign currency exchange gain (loss)	3%	(2)%
Other income (expense), net	1%	(2)%

Income from operations before income taxes	9%	20%
Income tax expense	2%	7%
Net income	7%	13%

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

Revenue for the three months ended March 31, 2016 and 2015 was $6.5 million and $6.7 million, respectively.  Decreased revenue for the three months is primarily due to lower license and services from our TSA product offset by an increase of license, services and customer support revenue from our MMS products.

License Fees and Services

License fees and services revenue decreased $0.4 million, or 11%, to $3.9 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015.  The decrease is due to lower revenue from our TSA products offset by increased revenue from our MMS product suite.

Customer Support

Customer support revenue increased $0.3 million, or 13%, to $2.6 million for the three months ended March 31, 2016 from $2.3 million for the three months ended March 31, 2015. The increase is due to higher revenue from MMS.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.4 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.1 million, or 9%, to $1.1 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015.  The decrease in costs of license fees and services is primarily attributable to less salary expense as a result of the restructuring in the fourth quarter of 2015 and the current period, lower embedded software expense offset by the costs of license fees and services from the operations of Evolving Systems NC, Inc. which was acquired in September 2015.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, slightly increased to 29% for the three months ended March 31, 2016 from 28% for the three months ended March 31, 2015.  The increase as a percentage of revenue is primarily due to the reduction of revenue during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization decreased $0.1 million or 13%, to $0.3 million for the three months ended March 31, 2016 from $0.4 million for the three months ended March 31, 2015.  The decrease in the costs of customer support is primarily attributable to lower partner commissions, embedded software and salary expense due to the restructuring offset by the costs of customer support from the operations of Evolving Systems NC, Inc.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 13% for the three months ended March 31, 2016 from 17% for the three months ended March 31, 2015.  The decrease in costs as a percentage of revenue is primarily the result of increased revenue and the aforementioned reduction of customer support costs during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million, or 13%, to $1.4 million for the three months ended March 31, 2016 from $1.6 million for the three months ended March 31, 2015.  The decrease in expenses is attributable to lower commissions, salary expense due to the restructuring, partner fees and marketing expenses offset by increased travel expense and sales and marketing costs from operations of Evolving Systems NC, Inc.  As a percentage of total revenue, sales and marketing expenses decreased to 21% for the three months ended March 31, 2016 from 24% for the three months ended March 31, 2015. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to aforementioned reduction of sales and marketing costs.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.1 million, or 7%, to $1.0 million for the three months ended March 31, 2016 from $0.9 million for the three months ended March 31, 2015.  The increase in general and administrative expenses is primarily the result of higher professional fees offset by lower travel expense.  As a percentage of revenue, general and administrative expenses increased to 15% for the three months ended March 31, 2016 from 14% for the three months ended March 31, 2015.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue and the aforementioned increase in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses were $1.0 million for the three months ended March 31, 2016 and 2015.  Even though product development expenses remained consistent, the costs for the period increased by the costs from operations of Evolving Systems NC, Inc. offset by lower hours worked on research and development projects.  As a percentage of revenue, product development expenses remained at 15% for the three months ended March 31, 2016 and 2015.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended March 31, 2016 and 2015.  As a percentage of total revenue, depreciation expense was 1% for the three months ended March 31, 2016 and 2015.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc. and Evolving Systems NC, Inc.  Amortization expense increased $0.2 million or 717% to $0.2 million for the three months ended March 31, 2016 from $24,000 for the three months ended March 31, 2015.  The increase in amortization expense is primarily due to the acquisition for Evolving Systems NC, Inc. in the third quarter of 2015.  As a percentage of total revenue, amortization expense increased to 3% for the three months ended March 31, 2016 from 0% for the three months ended March 31, 2015.  The increase in costs as a percentage of revenue is primarily due to the aforementioned costs during the period.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. Restructuring was $0.9 million for the three months ended March 31, 2016.  There was no restructuring expense for the three months ended March 31, 2015.  As a percentage of revenue, restructuring expense was 15% for the three months ended March 31, 2016.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $2,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility, our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million and $3,000 for the three months ended March 31, 2016 and 2015, respectively.  The increase of interest expense is related to drawing on our debt facilities to acquire Evolving System NC, Inc. in the third quarter of 2015.  As a percent of revenue, interest expense was 2% and 0% for the three months ended March 31, 2016 and 2015, respectively.

Foreign Currency Exchange Gain ( Loss)

Foreign currency transaction gains and (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $0.2 million and ($0.1) million for the three months ended March 31, 2016 and 2015, respectively.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Loss

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss was $0.6 million during the three months ended March 31, 2016 compared to $1.3 million during the three months ended March 31, 2015.  The current period loss is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes and lower earnings primarily related to the restructuring costs in the period.  The loss for the for the three months ended March 31, 2015 is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  The net expense during the three months ended March 31, 2016 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The net expense during the three months ended March 31, 2015 consisted of current income tax expense of $0.4 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The decrease in tax expense for the three months ending March 31, 2016 is due to decreased earnings in the current period primarily related to severance expense.

Our effective tax rate was 29% and 34% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of FTC.

As of March 31, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $4.8 million, or 140%, to $8.3 million as of March 31, 2016 from $3.5 million as of December 31, 2015.  The increase in working capital is related to paying off our $10 million short term revolving line of credit with a long term loan and $4.0 million from our cash balance, an increase in contracts receivables and unbilled work-in-progress offset by increases of dividends payable and unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2015 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2016, our principal source of liquidity was $3.7 million in cash and cash equivalents and $8.7 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash (used in) provided by operating activities for the three months ended March 31, 2016 and 2015 was ($0.7) million and $2.8 million, respectively.  Cash used in operating activities for the three months ended March 31, 2016 was primarily due to the increase of contract receivables and unbilled work-in-progress offset by an increase in unearned revenue.  The increase in cash provided by operating activities for the three months ended March 31, 2015 was primarily due to collections of contract receivables and billings of annual maintenance increasing unearned revenue offset by increases in unbilled work-in-progress, and decreases in accounts payable and accrued liabilities.

Net cash used in investing activities during the three months ended March 31, 2016 and 2015 was $0 and $0.1 million, respectively.  Cash used in investing activities for the three months ended March 31, 2015 is due to the purchase of property and equipment in the period.

Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was $4.0 million and $1.2 million, respectively.  The cash used in financing activities for the three months ended March 31, 2015 was primarily due to the payment of the $10.0 million revolving line of credit offset by the proceeds of the $6.0 million term loan.   The cash used in financing activities for the three months ended March 31, 2015 was primarily due to an $0.11 per share common stock cash dividend was paid during the periods ended March 31, 2015.  An $0.11 per share cash dividend was declared in the three months ended March 31, 2016 which was paid April 1, 2016.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2016 of $3.7 million;

•                                                Our working capital balance of $8.3 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.11 per share for the first quarter of 2016, and the possibility of future dividends;

•                                                Our backlog as of March 31, 2016 of approximately $12.6 million, including $7.0 million in license fees and services  and $5.6 million in customer support;

•                                                Our planned capital expenditures of less than $1.0 million during 2016; and

•                                                The repayment of our long term debt facility of which the first principal payment is due beginning January 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2016 and 2015, the effect of exchange rate changes resulted in a $0.1 million decrease and $0.3 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2016	2015
British pound sterling	0.65851	0.67495
Indian rupee	65.72677	66.15844

	For the Three Months Ended March 31,
Average rates:	2016	2015
British pound sterling	0.69833	0.66022
Indian rupee	67.48460	62.26657

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

During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

There has been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2016	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)