Form 10-Q
period 2016-06-30
EVOLVING SYSTEMS INC
filed 2016-08-02
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016 there were 11,805,375 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,912	$8,400
Contract receivables, net of allowance for doubtful accounts of $77 at June 30, 2016 and $83 at December 31, 2015	6,973	7,727
Unbilled work-in-progress	3,650	4,158
Prepaid and other current assets	1,745	1,459
Total current assets	18,280	21,744
Property and equipment, net	400	560
Amortizable intangible assets, net	4,592	4,983
Goodwill	21,782	23,142
Long-term deferred income taxes	60	—
Total assets	$45,114	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4	$5
Revolving line of credit	—	10,000
Term loan - current	987	—
Accounts payable and accrued liabilities	3,890	4,429
Income taxes payable	382	324
Dividends payable	1,299	—
Contingent earn-out obligation	178	178
Unearned revenue	4,430	3,330
Total current liabilities	11,170	18,266
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loan, net of current portion	5,000	—
Total liabilities	16,170	18,267

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,983,861 shares issued and 11,804,972 outstanding as of June 30, 2016 and 11,970,731 shares issued and 11,791,842 outstanding as of December 31, 2015	12	12
Additional paid-in capital	97,617	97,418
Treasury stock 178,889 shares as of June 30, 2016 and December 31, 2015, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(8,027)	(5,999)
Accumulated deficit	(59,405)	(58,016)
Total stockholders’ equity	28,944	32,162
Total liabilities and stockholders’ equity	$45,114	$50,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
License fees and services	$3,209	$3,610	$7,059	$7,949
Customer support	2,869	2,461	5,499	4,782
Total revenue	6,078	6,071	12,558	12,731

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	895	1,190	2,007	2,415
Costs of customer support, excluding depreciation and amortization	368	332	705	720
Sales and marketing	1,191	1,515	2,571	3,099
General and administrative	854	1,026	1,822	1,933
Product development	833	960	1,788	1,974
Depreciation	71	84	148	180
Amortization	195	23	391	47
Restructuring	63	—	1,004	—
Total costs of revenue and operating expenses	4,470	5,130	10,436	10,368

Income from operations	1,608	941	2,122	2,363

Other income (expense)
Interest income	1	4	3	9
Interest expense	(73)	(3)	(191)	(6)
Foreign currency exchange gain (loss)	(446)	151	(247)	26
Other income (expense), net	(518)	152	(435)	29

Income from operations before income taxes	1,090	1,093	1,687	2,392
Income tax expense	310	313	480	752
Net income	$780	$780	$1,207	$1,640

Basic income per common share	$0.07	$0.07	$0.10	$0.14

Diluted income per common share	$0.07	$0.07	$0.10	$0.14

Cash dividend declared per common share	$0.11	$0.11	$0.22	$0.22

Weighted average basic shares outstanding	11,803	11,675	11,799	11,672
Weighted average diluted shares outstanding	11,964	11,948	11,961	11,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$780	$780	$1,207	$1,640

Other comprehensive income (loss):
Foreign currency translation income (loss)	(1,435)	1,362	(2,028)	66

Comprehensive income (loss)	$(655)	$2,142	$(821)	$1,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	(Deficit)	Equity
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162
Stock option exercises	10,347	—	40	—	—	—	40
Common stock issued pursuant to the Employee Stock Purchase Plan	2,783	—	13	—	—	—	13
Stock-based compensation expense	—	—	146	—	—	—	146
Common stock dividends declared	—	—	—	—	—	(2,596)	(2,596)
Net income	—	—	—	—	—	1,207	1,207
Foreign currency translation adjustment	—	—	—	—	(2,028)	—	(2,028)
Balance at June 30, 2016	11,804,972	$12	$97,617	$(1,253)	$(8,027)	$(59,405)	$28,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,207	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148	180
Amortization of intangible assets	391	47
Amortization of debt issuance costs	22	5
Stock based compensation	146	160
Unrealized foreign currency transaction gain (loss), net	247	(26)
Provision for deferred income taxes	(73)	(28)
Change in operating assets and liabilities:
Contract receivables	41	2,709
Unbilled work-in-progress	200	246
Prepaid and other assets	(346)	(204)
Accounts payable and accrued liabilities	(322)	(1,070)
Unearned revenue	1,376	(516)
Net cash provided by operating activities	3,037	3,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(158)
Net cash used in investing activities	(6)	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(3)	(2)
Payments of the revolving line of credit	(10,000)	—
Proceeds from the term loan	6,000	—
Payments for debt issuance costs	(18)	—
Common stock cash dividends	(1,298)	(2,559)
Excess tax benefits from stock-based compensation	—	44
Proceeds from the issuance of stock	53	63
Net cash used in financing activities	(5,266)	(2,454)

Effect of exchange rate changes on cash	(253)	(58)

Net (decrease) increase in cash and cash equivalents	(2,488)	473
Cash and cash equivalents at beginning of period	8,400	9,781
Cash and cash equivalents at end of period	$5,912	$10,254

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$619	$1,016
Common stock dividend declared, not yet paid	1,299	—
Property and equipment purchased and included in accounts payable	—	3

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Revenue Recognition — We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services, and customer support.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use and managed services which leverages our expertise and software solutions to optimize our customers networks and create new revenue streams. When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have Vendor Specific Objective Evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting, managed services is recognized as services are performed or ratably over the contract period and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

We recognize revenue from managed service as services are performed or ratably based on the terms and conditions of the contract.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying

Performance Obligations and Licensing”.  This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders.  The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”.  The amendments in this Update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted.  This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

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

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $6.9 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in the third quarter of 2016. The results of RateIntegration’s operations have been included in the consolidated financial statements since the acquisition date.

We believe this acquisition complements our activation and SIM management products. Combining SSM’s real-time analytics and campaign capabilities with our DSA and MDE solutions will allow the company to offer global wireless carriers solutions that utilize the highly valuable contextual data captured from the subscribers’ initial welcome experience via DSA, their ongoing network usage via RLM and their on-device app usage via MDE. The combined solutions will create a highly personalized experience that engages subscribers in real time from the first time subscribers power on their new devices right through their day-to-day usage.

Our strategic focus is primarily on the wireless markets in the areas of mobile marketing upsell, carrier service optimization, customer information monetization, customer acquisition acceleration, subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions and connected device activation.

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

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  Amortization expense related to the acquired intangible assets of $0.5 million was recorded through the period ended June 30, 2016.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC, Inc.’s acquisition as of June 30, 2016 (in thousands):

	June 30, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$157	$1,522	8 yrs
Trademarks and tradenames	122	46	76	2 yrs
Non-competition	33	12	21	2 yrs
Customer relationships	2,808	301	2,507	7 yrs
	$4,642	$516	$4,126	7.19 yrs

Pro Forma

Evolving Systems NC, Inc. contributed revenues of $2.9 million and earnings of $0.9 million for the period from January 1, 2016 through June 30, 2016.  The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of SSM had taken place on January 1, 2016 and 2015. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	For the six Months Ended June 30,
	2016	2015
Revenue	$12,558	$15,571
Earnings	1,207	1,787

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services			Customer Support		Total
	U.S.	India	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2015	$6,281	$184	$6,767	$1,549	$8,361	$23,142
Effects of changes in foreign currency exchange rates (1)	—	(5)	(606)	—	(749)	(1,360)
Balance at June 30, 2016	$6,281	$179	$6,161	$1,549	$7,612	$21,782

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

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. and Evolving Systems NC, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of June 30, 2016 and December 31, 2015, identifiable intangibles were as follows (in thousands):

	June 30, 2016			December 31, 2015			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,118	$304	$1,814	$2,118	$171	$1,947	7.3 yrs
Trademarks and tradenames	185	79	106	185	43	142	2.6 yrs
Non-competition	33	12	21	33	4	29	2.0 yrs
Customer relationships	3,024	373	2,651	3,024	159	2,865	6.8 yrs
	$5,360	$768	$4,592	$5,360	$377	$4,983	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million and $23,000 for the three months and $0.4 million and $47,000 for the six months ended June 30, 2016 and 2015, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2016 was as follows (in thousands):

Twelve months ending June 30,
2017	$783
2018	725
2019	697
2020	693
2021	693
Thereafter	1,001
$4,592

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic income per share:
Net income available to common stockholders	$780	$780	$1,207	$1,640
Basic weighted average shares outstanding	11,803	11,675	11,799	11,672
Basic income per share:	$0.07	$0.07	$0.10	$0.14

Diluted income per share:
Net income available to common stockholders	$780	$780	$1,207	$1,640
Weighted average shares outstanding	11,803	11,675	11,799	11,672
Effect of dilutive securities - options	161	273	162	271
Diluted weighted average shares outstanding	11,964	11,948	11,961	11,943
Diluted income per share:	$0.07	$0.07	$0.10	$0.14

For the three months ended June 30, 2016 and 2015, 0.5 million and 0.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2016 and 2015, 0.5 million and 0.3 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2016 and 2015 and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cost of license fees and services, excluding depreciation and amortization	$10	$17	$20	$39
Cost of customer support, excluding depreciation and amortization	1	3	3	5
Sales and marketing	6	9	14	16
General and administrative	35	28	70	52
Product development	18	14	39	48
Total share based compensation	$70	$71	$146	$160

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At June 30, 2016, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, as amended of which 0.2 million shares were reserved for acquisitions.  At June 30, 2016 and December 31, 2015, 0.8 million were issued and outstanding under the 2007 Stock Plan as amended.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  Awards permitted under the 2016 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock

Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At June 30, 2016, no awards have been granted under the 2016 Stock Plan

During the three and six months ended June 30, 2016 and 2015, no grants of restricted stock were offered to members of our senior management.  During the three and six months ended June 30, 2016 no shares of restricted stock vested. During the three and six months ended June 30, 2015, 0 and 94 shares of restricted stock vested, respectively. No shares of restricted stock were forfeited during the three and six months ended June 30, 2016.  There were 1,031 shares of restricted stock forfeited during the three and six months ended June 30, 2015.   The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $8,000 for the three months ended June 30, 2016 and no expense for three months ended June 30, 2015,  and $15,000 and $1,000 for the six months ended June 30, 2016 and 2015, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	*	5.7	6.1	6.0
Risk-free interest rate	*	1.63%	1.39%	1.36%
Expected volatility	*	37.96%	36.90%	48.90%
Expected dividend yield	*	4.96%	8.24%	4.95%

* - None granted

The following is a summary of stock option activity under the plans for the six months ended June 30, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2015	834	$5.97	6.94	$957
Options granted	118	5.35
Less options forfeited	(107)	8.71
Less options exercised	(10)	3.90
Options outstanding at June 30, 2016	835	$5.55	6.73	$842

Options exercisable at June 30, 2016	448	$4.69	4.66	$842

There were 24,000 stock options granted during the three months ended June 30, 2015.  No stock options were granted during the three months ended June 30, 2016.  The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2015 was $1.94.  As of June 30, 2016, there were approximately $0.6 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.77 years.  The total fair value of stock options vested during the three months ended June 30, 2016 and 2015 was approximately $0.1 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2016 and 2015 was approximately $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 and $5,000 for the three months ended June 30, 2016 and 2015, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $7,000 and $9,000 for the six months ended June 30, 2016 and 2015, respectively.

Cash received from stock option exercises for the three months ended June 30, 2016 and 2015 was $26,000 and $21,000, respectively.  Cash received from stock option exercises for the six months ended June 30, 2016 and 2015 was $40,000 and $27,000, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2016, there were approximately 52,000 shares available for purchase.  For the three months ended June 30, 2016 and 2015, we recorded compensation expense of $450 and $3,000, respectively, and $1,000 and $8,000, for the six months ended June 30, 2016 and 2015, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.26%	0.02%	0.22%	0.03%
Expected volatility	45.59%	38.34%	41.74%	36.48%
Expected dividend yield	8.51%	4.91%	7.95%	4.96%

Cash received from employee stock plan purchases for the three months ended June 30, 2016 and 2015 was $2,000 and $11,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2016 and 2015 was $6,000 and $33,000, respectively.

We issued shares related to the ESPP of approximately 400 and 1,000 for the three months ended June 30, 2016 and 2015, respectively.  We issued shares related to the ESPP of approximately 1,000 and 4,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2016, no significant customers (defined as contributing at least 10% each) accounted for 10% of revenue from operations.  For the three months ended June 30, 2015, two significant customers accounted for 22% (12% and 10%) of revenue from operations.  The significant customers for the three months ended June 30, 2015 are large telecommunications operators in Switzerland and Mexico.   For the six months ended June 30, 2016, no significant customers accounted for 10% of revenue from operations.  For the six months ended June 30, 2015, one significant customer accounted for 10% of revenue from operations. This customer is a large telecommunications operator in Switzerland.

As of June 30, 2016, two significant customers accounted for approximately 31% (20% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunication operators in Africa and Mexico.  As of December 31, 2015, two significant customers accounted for approximately 36% (25% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa and Europe.

NOTE 7 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan will bear interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

As of June 30, 2016, we are in compliance with the covenants and have a $6.0 million balance under the Term Loan net of approximately $13,000 debt issuance costs.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.3 million for the three months ended June 30, 2016 and 2015.  The net expense during the three months ended June 30, 2016 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.1 million). The current tax expense consists of income tax from our U.K. and India based operations.  The deferred tax benefit primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the three months ended June 30, 2015 consisted of current income tax expense of $0.3 million and a deferred tax benefit of ($26,000). The current tax expense consists of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.

We recorded net income tax expense of $0.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.  The net expense during the six months ended June 30, 2016 consisted of current income tax expense of $0.6 million and a deferred tax benefit of ($0.1 million).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the six months ended June 30, 2015 consisted of current income tax expense of $0.8 and a deferred tax benefit of ($24,000).  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The decrease in the tax expense for the six months ending June 30, 2016 is due to decreased earnings in the current period related to severance expense, interest expense and foreign currency loss.

Our effective tax rate was 28% and 29% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate during 2016 relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower.

Our effective tax rate was 28% and 31% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower.

As of June 30, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of June 30, 2016, were comprised of the following (in thousands):

June 30, 2016
Deferred tax assets
Foreign tax credits carryforwards	$4,055
Net operating loss carryforwards	719
Research & development credits	303
AMT credits	770
Stock compensation	705
Depreciable assets	104
Accrued liabilities and reserves	291
Total deferred tax assets	6,947

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(907)
Intangibles	(1,389)
Total deferred tax liability	(2,296)

Net deferred tax assets, before valuation allowance	$4,651
Valuation allowance	(4,591)
Net deferred tax asset	$60

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  A similar comparison of benefits to either claim a deduction or a foreign tax credit for allowable foreign taxes has been made as of June 30, 2016. As the election to claim the foreign tax credit or deduction is made on an annual basis, the Company intends to compare benefits to either claim a deduction or foreign tax credit on a quarterly basis.  As a result, the company has approximately $4.1 million of FTC’s to carryforward through 2016 and subsequent years as a deferred tax asset.

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

As of June 30, 2016 and December 31, 2015 we had no liability for unrecognized tax benefits.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

On May 3, 2016, our Board of Directors declared a second quarter cash dividend of $0.11 per share, which was paid July 1, 2016, to stockholders of record June 3, 2016.  Previously, our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 15, 2016, which was paid April 1, 2016, to stockholders of record March 28, 2016.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, financial covenants to which we are subject, earnings outlook and other relevant factors at that time.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

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

We currently operate our business as two operating segments based on revenue type:  license fees and services revenue, and customer support revenue (as shown on the consolidated statements of operations).  License fees and services (“L&S”) revenue represents the fees received from the license of software products and those services directly related to the delivery of the licensed products, such as fees for custom development and integration services and managed services.  Customer support (“CS”) revenue includes annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Segment information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
License fees and services	$3,209	$3,610	$7,059	$7,949
Customer support	2,869	2,461	5,499	4,782
Total revenue	6,078	6,071	12,558	12,731

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,314	2,420	5,052	5,534
Customer support	2,501	2,129	4,794	4,062
	4,815	4,549	9,846	9,596
Unallocated Costs
Other operating expenses	2,878	3,501	6,181	7,006
Depreciation and amortization	266	107	539	227
Restructuring	63	—	1,004	—
Interest income	(1)	(4)	(3)	(9)
Interest expense	73	3	191	6
Foreign currency exchange (gain) loss	446	(151)	247	(26)

Income from operations before income taxes	$1,090	$1,093	$1,687	$2,392

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

	For the Three Months Ended June 30,
	2016
	L&S	CS	Total
Revenue
United Kingdom	$526	$401	$927
Switzerland	516	185	701
Other	2,167	2,283	4,450
Total revenues	$3,209	$2,869	$6,078

	For the Three Months Ended June 30,
	2015
	L&S	CS	Total
Revenue
United Kingdom	$423	$425	$848
Switzerland	595	136	731
Mexico	508	124	632
Other	2,084	1,776	3,860
Total revenues	$3,610	$2,461	$6,071

	For the Six Months Ended June 30,
	2016
	L&S	CS	Total
Revenue
United Kingdom	$1,095	$806	$1,901
Switzerland	1,065	357	1,422
Other	4,899	4,336	9,235
Total revenues	$7,059	$5,499	$12,558

	For the Six Months Ended June 30,
	2015
	L&S	CS	Total
Revenue
United Kingdom	$961	$915	$1,876
Switzerland	1,037	274	1,311
Other	5,951	3,593	9,544
Total revenues	$7,949	$4,782	$12,731

	June 30,	December 31,
	2016	2015
Long-lived assets, net
United States	$12,572	$13,026
United Kingdom	13,903	15,318
Other	299	341
	$26,774	$28,685

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2016 or December 31, 2015.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2016 or December 31, 2015.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2016 or December 31, 2015.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2016 or December 31, 2015.

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

NOTE 12 — RESTRUCTURING

During the second quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.1 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the three months ended June 30, 2015.

During the first quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity.  There was no restructuring expense for the three months ended March 31, 2015.

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

The restructuring liability was approximately $0.2 million and $25,000 as of June 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions including managed services that provide a variety of service activation and provisioning functions.  RLM enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time; our service activation solution, TSA is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, DSA is used to dynamically allocate and assign resources to MNOs devices that rely on SIM cards; our MDE solution provides a data consumption and policy management solution for wireless carriers and MVNOs that monitor the usage and consumption of data services; our TNM product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or offered via a SaaS model.  Prior to the acquisition of SSM, we reported license and services and customer support revenue separately and further classified our revenue as TSA or DSA, where MDE and TNM were included in DSA. Going forward we will continue to report license and services and customer support revenue separately, but we will further classify our revenue as TSA and MMS, with MMS including RLM, DSA, MDE and TNM.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Consolidated revenue was $6.1 million for each of the three months and $12.6 million and $12.7 million for the six months ended June 30, 2016 and 2015, respectively.  The decrease in revenue for the six months ended is due to lower TSA license and services revenues offset by an increase in MMS license, services and customer support revenue.

Our twelve month backlog increased to $12.4 million as of June 30, 2016, compared to $10.3 million as of June 30, 2015 due primarily to an increase in the MMS balance.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2016 vs. 2015	2016 vs. 2015
Revenue	$(126)	$(217)
Costs of revenue and operating expenses	(230)	(507)
Operating gain	$104	$290

The net effect of our foreign currency translations for the three months ended June 30, 2016 was a $0.1 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended June 30, 2015.  The net effect of our foreign currency translations for the six months ended June 30, 2016 was a $0.2 million decrease in revenue and a $0.5 million decrease in operating expenses versus the six months ended June 30, 2015.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
License fees and services	53%	59%	56%	62%
Customer support	47%	41%	44%	38%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of license fees and services, excluding depreciation and amortization	15%	20%	16%	19%
Costs of customer support, excluding depreciation and amortization	6%	5%	6%	6%
Sales and marketing	20%	25%	20%	24%
General and administrative	14%	17%	15%	15%
Product development	14%	16%	14%	16%
Depreciation	1%	1%	1%	1%
Amortization	3%	0%	3%	—
Restructuring	1%	—	8%	—
Total costs of revenue and operating expenses	74%	84%	83%	81%

Income from operations	26%	16%	17%	19%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(2)%	(0)%	(1)%	(0)%
Foreign currency exchange gain (loss)	(7)%	2%	(2)%	0%
Other income (expense), net	(9)%	2%	(3)%	0%

Income from operations before income taxes	17%	18%	14%	19%
Income tax expense	4%	5%	4%	6%
Net income	13%	13%	10%	13%

Revenue

Revenue is comprised of license fees/services and customer support.  License fees and services revenue represent the fees we receive from the licensing of our software products and those services directly related to the delivery of the licensed product as well as integration and consulting services and managed services.  Customer support revenue includes annual support, recurring maintenance and warranty services.  Warranty services consist of maintenance services and are typically bundled with a license sale and the related revenue, based on Vendor-Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

Revenue for the three months ended June 30, 2016 and 2015 was $6.1 million.  The license and services revenue decrease for the three months is primarily due to lower license and services from our TSA product offset by an increase of license and services from our MMS product suite.  Customer support revenue increased due to our MMS products.  Revenue for the six months ended June 30, 2016 and 2015 was $12.6 million and $12.7 million, respectively.    License and services revenue decreased primarily due to lower license and services from our TSA product offset by an increase of license and services from our MMS products.  Customer support revenue increased due to our MMS product suite.

License Fees and Services

License fees and services revenue decreased $0.4 million, or 11%, to $3.2 million for the three months ended June 30, 2016 from $3.6 million for the three months ended June 30, 2015.  The decrease is due to lower revenue from our TSA products offset by increased revenue from our MMS product suite.

License fees and services revenue decreased $0.8 million, or 11%, to $7.1 million for the six months ended June 30, 2016 from $7.9 million for the six months ended June 30, 2015.  The decrease in revenue is due to lower license and services revenue from our TSA products offset by increased revenue from our MMS product suite.

Customer Support

Customer support revenue increased $0.4 million, or 17%, to $2.9 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015. The increase is due to higher revenue from our MMS product suite.

Customer support revenue increased $0.7 million, or 15%, to $5.5 million for the six months ended June 30, 2016 from $4.8 million for the six months ended June 30, 2015.  The increase is due to higher revenue from our MMS product suite.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.3 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.3 million, or 25%, to $0.9 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015.  The decrease in costs of license fees and services is primarily attributable to less salary expense as a result of the restructuring in the fourth quarter of 2015 and first quarter of 2016, lower embedded software expense offset by the costs of license fees and services from the operations of Evolving Systems NC, Inc. which was acquired in September 2015.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 28% for the three months ended June 30, 2016 from 33% for the three months ended June 30, 2015.  The decrease as a percentage of revenue is primarily due to the aforementioned reduction of costs during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.4 million, or 17%, to $2.0 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015.  The decrease in costs is primarily attributable to the reductions of embedded software, employee costs due to a reduced workforce and travel costs all of which are a result of lower revenue, offset by costs of license fees and services revenue of Evolving Systems NC, Inc.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 28% for the six months ended June 30, 2016 from 30% for the six months ended June 30, 2015.  The decrease in costs as a percentage of revenue is primarily due lower revenue and the aforementioned reduction of costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization increased $0.1 million or 11%, to $0.4 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015.  The increase in the costs of customer support is primarily attributable to costs of customer support from the operations of Evolving Systems NC, Inc. offset by lower partner commissions, embedded software and salary expense due to the restructuring.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, remained at 13% for the three months ended June 30, 2016 and 2015.

Costs of customer support, excluding depreciation and amortization, were $0.7 million for the six months ended June 30, 2016 and 2015.  The costs of customer support were lower in the current period from embedded software and partner commission expenses, and salary expense due to the restructuring but were offset by costs of customer support from the operations of Evolving Systems NC, Inc.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 13% for the six months ended June 30, 2016 from 15% for the six months ended June 30, 2015.  The decrease in costs as a percentage of revenue is primarily the result of higher revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 21%, to $1.2 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015.  The decrease in expenses is attributable to lower partner fees, salary expense due to the restructuring and travel expenses offset by increased costs from operations of Evolving Systems NC, Inc.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended June 30, 2016 from 25% for the three months ended June 30, 2015. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to aforementioned reduction of sales and marketing costs.

Sales and marketing expenses decreased $0.5 million, or 17%, to $2.6 million for the six months ended June 30, 2016 from $3.1 million for the six months ended June 30, 2015.  The decrease in costs is primarily attributable to partner fees, salary expense due to the restructuring, lower incentive compensation partially offset by costs from operations of Evolving Systems NC, Inc. As a percentage of total revenue, sales and marketing expenses decreased to 20% for the six months ended June 30, 2016 from 24% for the six months ended June 30, 2015.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned decrease in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.2 million, or 17%, to $0.8 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015.  The decrease in general and administrative expenses is primarily the result of lower professional fees and travel expense.  As a percentage of revenue, general and administrative expenses decreased to 14% for the three months ended June 30, 2016 from 17% for the three months ended June 30, 2015.  The decrease in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned decrease in costs during the period.

General and administrative expenses decreased $0.1 million, or 6%, to $1.8 million from $1.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in costs is primarily related to lower professional fees and travel expense.  As a percentage of total revenue, general and administrative expenses remained at 15% for the six months ended June 30, 2016 and 2015.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.2 million, or 13%, to $0.8 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015.  The decrease in product development expenses was due to lower salary expense because of the restructuring partially offset by the costs from operations of Evolving Systems NC, Inc.  As a percentage of revenue, product development expenses decreased to 14% for the three months ended June 30, 2016 from 16% for the three months ended June 30, 2015.  The decrease in product development expenses as a percentage of revenue is primarily due to the aforementioned decrease in costs during the period.

Product development expenses decreased $0.2 million, or 9%, to $1.8 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015.  The decrease in product development expenses is primarily attributable to lower salary expense due to the restructuring partially offset by costs from operations of Evolving Systems NC, Inc.  As a percentage of revenue, product development expenses for the six months ended June 30, 2016 decreased to 14% from 16% for the six months ended June 30, 2015.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended June 30, 2016 and 2015.  As a percentage of total revenue, depreciation expense was 1% for the three months ended June 30, 2016 and 2015.

Depreciation expense decreased $0.1 million, or 18%, to $0.1 million from $0.2 million for the six months ended June 30, 2016 and 2015, respectively.  As a percentage of total revenue, depreciation expense for the six months ended June 30, 2016 and 2015, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc. and Evolving Systems NC, Inc.  Amortization expense increased $0.2 million or 748% to $0.2 million for the three months ended June 30, 2016 from $23,000 for the three months ended June 30, 2015.  The increase in amortization expense is primarily due to the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  As a percentage of total revenue, amortization expense increased to 1% for the three months ended June 30, 2016 from 0% for the three months ended June 30, 2015.  The increase in costs as a percentage of revenue is primarily due to the aforementioned costs during the period.

Amortization expense increased $0.3 million or 732% to $0.4 million for the six months ended June 30, 2016 from $47,000 for the six months ended June 30, 2015.  The increase in amortization expense is primarily due to the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  As a percentage of total revenue, amortization expense increased to 3% for the six months ended June 30, 2016 from 0% for the six months ended June 30, 2015.  The increase in costs as a percentage of revenue is primarily due to the aforementioned costs during the period.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. Restructuring was $0.1 million for the three months ended June 30, 2016.  There was no restructuring expense for the three months ended June 30, 2015.  As a percentage of revenue, restructuring expense was 1% for the three months ended June 30, 2016.

Restructuring was $1.0 million for the six months ended June 30, 2016.  There were no restructuring expenses for the six months ended June 30, 2015.  As a percentage of revenue, restructuring expense was 8% for the six months ended June 30, 2016.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $1,000 and $4,000 for the three months ended June 30, 2016 and 2015, respectively.

Interest income was $3,000 and $9,000 for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility, our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million and $3,000 for the three months ended June 30, 2016 and 2015, respectively.  The increase of interest expense is related to drawing on our debt facilities to acquire Evolving System NC, Inc. in the third quarter of 2015.  As a percent of revenue, interest expense was 1% and 0% for the three months ended June 30, 2016 and 2015, respectively.

Interest expense was $0.2 million and $6,000 for the six months ended June 30, 2016 and 2015, respectively. The increase of $0.2 million is primarily due to drawing on our debt facilities to acquire Evolving System NC, Inc. in the third quarter of 2015.  As a percent of revenue, interest expense was 2% and 0% for the six months ended June 30, 2016 and 2015, respectively.

Foreign Currency Exchange Gain ( Loss)

Foreign currency transaction gains and (losses) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was ($0.4) million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and ($0.2) million and $26,000 for the six months ended June 30, 2016 and 2015, respectively.  The gains and losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Gain (Loss)

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive gain (loss) was ($1.4) million during the three months ended June 30, 2016 compared to $1.4 million during the three months ended June 30, 2015.  The current period loss is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes and lower earnings primarily related to foreign currency exchange loss.

For the six months ended June 30, 2016 other comprehensive income decreased to ($2.0) million from $0.1 million for the six months ended June 30, 2015. The loss for the for the six months ended June 30, 2016 is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes and lower earnings primarily related to the restructuring costs, and foreign currency exchange loss.

Income Taxes

We recorded net income tax expense of $0.3 million for the three months ended June 30, 2016 and 2015.  The net expense during the three months ended June 30, 2016 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.1 million). The current tax expense consists of income tax from our U.K. and India based operations.  The deferred tax benefit primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the three months ended June 30, 2015 consisted of current income tax expense of $0.3 million and a deferred tax benefit of ($26,000). The current tax expense consists of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.

We recorded net income tax expense of $0.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.  The net expense during the six months ended June 30, 2016 consisted of current income tax expense of $0.6 million and a deferred tax benefit of ($0.1 million).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the six months ended June 30, 2015 consisted of current income tax expense of $0.8 and a deferred tax benefit of ($24,000).  The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.  The decrease in the tax expense for the six months ending June 30, 2016 is due to decreased earnings in the current period related to severance expense, interest expense and foreign currency loss.

Our effective tax rate was 28% and 29% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower.

Our effective tax rate was 28% and 31% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower.

As of June 30, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $3.6 million, or 104%, to $7.1 million as of June 30, 2016 from $3.5 million as of December 31, 2015.  The increase in working capital is related to paying off our $10 million short term revolving line of credit with a long term loan and $4.0 million from our cash balance, offset by increases of the current term loan balance, dividends payable and unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2015 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2016, our principal source of liquidity was $5.9 million in cash and cash equivalents and $7.0 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $3.0 million and $3.1 million, respectively.  Cash provided by operating activities for the six months ended June 30, 2016 was primarily due to the increase of unearned revenue, and collection of contract receivables and unbilled work-in-progress offset by an increase in prepaid and other assets and a decrease in accounts payable and accrued liabilities.  The increase in cash provided by operating activities for the six months ended June 30, 2015 was primarily due to collections of contract receivables offset by decreases in accounts payable and accrued liabilities.

Net cash used in investing activities during the six months ended June 30, 2016 and 2015 was $6,000 and $0.2 million, respectively.  Cash used in investing activities for the six months ended June 30, 2016 and 2015 is due to the purchase of property and equipment in the period.

Net cash used in financing activities for the six months ended June 30, 2016 and 2015 was $5.3 million and $2.5 million, respectively.  The cash used in financing activities for the six months ended June 30, 2016 was primarily due to the payment of the $10.0 million revolving line of credit offset by the proceeds of the $6.0 million term loan and the payment of first quarter 2016 common stock cash dividend of $1.3 million.   The cash used in financing activities for the six months ended June 30, 2015 was primarily due to the first and second quarters common stock cash dividends of $2.6 million paid in the period.  An $0.11 per share cash dividend was declared in the three months ended June 30, 2016 which was paid July 1, 2016.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2016 of $5.9 million;

•                                                Our working capital balance of $7.1 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                The declaration of our quarterly cash dividends of $0.11 per share for the first and second quarter of 2016, and the possibility of future dividends;

•                                                Our backlog as of June 30, 2016 of approximately $12.4 million, including $7.0 million in license fees and services  and $5.4 million in customer support;

•                                                Our planned capital expenditures of less than $0.2 million during 2016; and

•                                                The repayment of our long term debt facility of which the first principal payment is due beginning January 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2016 and 2015, the effect of exchange rate changes resulted in a $0.3 million decrease and $0.1 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2016	2015
British pound sterling	0.74415	0.67495
Indian rupee	67.52313	66.15844

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2016	2015	2016	2015
British pound sterling	0.69728	0.65312	0.69780	0.65665
Indian rupee	66.89923	63.40111	67.19192	62.83697

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

During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2016	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)