Form 10-Q
period 2016-09-30
EVOLVING SYSTEMS INC
filed 2016-11-08
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016 there were 11,907,391 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,941	$8,400
Contract receivables, net of allowance for doubtful accounts of $74 at September 30, 2016 and $83 at December 31, 2015	5,904	7,727
Unbilled work-in-progress	3,725	4,158
Prepaid and other current assets	1,792	1,459
Total current assets	18,362	21,744
Property and equipment, net	359	560
Amortizable intangible assets, net	4,396	4,983
Goodwill	21,269	23,142
Total assets	$44,386	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$3	$5
Revolving line of credit	—	10,000
Term loan - current	1,492	—
Accounts payable and accrued liabilities	4,332	4,607
Income taxes payable	579	324
Unearned revenue	4,284	3,330
Total current liabilities	10,690	18,266
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loan, net of current portion	4,500	—
Total liabilities	15,190	18,267

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,085,702 shares issued and 11,906,813 outstanding as of September 30, 2016 and 11,970,731 shares issued and 11,791,842 outstanding as of December 31, 2015	12	12
Additional paid-in capital	97,681	97,418
Treasury stock 178,889 shares as of September 30, 2016 and December 31, 2015, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(8,780)	(5,999)
Accumulated deficit	(58,464)	(58,016)
Total stockholders’ equity	29,196	32,162
Total liabilities and stockholders’ equity	$44,386	$50,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
License fees and services	$3,557	$3,228	$10,616	$11,177
Customer support	2,546	2,545	8,045	7,327
Total revenue	6,103	5,773	18,661	18,504

COSTS OF REVENUE AND OPERATING
Costs of license fees and services, excluding depreciation and amortization	961	1,043	2,968	3,458
Costs of customer support, excluding depreciation and amortization	298	396	1,003	1,116
Sales and marketing	1,236	1,336	3,807	4,435
General and administrative	952	1,010	2,774	2,943
Product development	697	913	2,485	2,887
Depreciation	57	97	205	277
Amortization	196	24	587	71
Restructuring	3	—	1,007	—
Total costs of revenue and operating expenses	4,400	4,819	14,836	15,187

Income from operations	1,703	954	3,825	3,317

Other income (expense)
Interest income	1	5	4	14
Interest expense	(74)	(3)	(265)	(9)
Foreign currency exchange loss	(261)	(244)	(508)	(218)
Other expense, net	(334)	(242)	(769)	(213)

Income from operations before income taxes	1,369	712	3,056	3,104
Income tax expense	428	142	908	894
Net income	$941	$570	$2,148	$2,210

Basic income per common share	$0.08	$0.05	$0.18	$0.19

Diluted income per common share	$0.08	$0.05	$0.18	$0.19

Cash dividend declared per common share	$—	$0.11	$0.22	$0.33

Weighted average basic shares outstanding	11,873	11,687	11,824	11,677
Weighted average diluted shares outstanding	11,979	11,927	11,967	11,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$941	$570	$2,148	$2,210

Other comprehensive loss:
Foreign currency translation loss	(753)	(975)	(2,781)	(909)

Comprehensive income (loss)	$188	$(405)	$(633)	$1,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162
Stock option exercises	111,785	—	50	—	—	—	50
Common stock issued pursuant to the Employee Stock Purchase Plan	3,186	—	15	—	—	—	15
Stock-based compensation expense	—	—	198	—	—	—	198
Common stock dividends declared	—	—	—	—	—	(2,596)	(2,596)
Net income	—	—	—	—	—	2,148	2,148
Foreign currency translation adjustment	—	—	—	—	(2,781)	—	(2,781)
Balance at September 30, 2016	11,906,813	$12	$97,681	$(1,253)	$(8,780)	$(58,464)	$29,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,148	$2,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205	277
Amortization of intangible assets	587	71
Amortization of debt issuance costs	27	8
Stock based compensation	198	229
Unrealized foreign currency transaction loss, net	508	218
Provision for deferred income taxes	(18)	(25)
Change in operating assets and liabilities:
Contract receivables	735	(137)
Unbilled work-in-progress	9	1,604
Prepaid and other assets	(389)	(183)
Accounts payable and accrued liabilities	202	(934)
Unearned revenue	1,326	(439)
Net cash provided by operating activities	5,538	2,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24)	(191)
Business combinations, net of cash	—	(9,014)
Net cash used in investing activities	(24)	(9,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(4)	(4)
Proceeds of the revolving line of credit	—	10,000
Payments of the revolving line of credit	(10,000)	—
Proceeds from the term loan	6,000	—
Payments for debt issuance costs	(20)	—
Common stock cash dividends	(2,596)	(3,844)
Proceeds from the issuance of stock	65	73
Net cash provided by (used in) financing activities	(6,555)	6,225

Effect of exchange rate changes on cash	(418)	(290)

Net decrease in cash and cash equivalents	(1,459)	(371)
Cash and cash equivalents at beginning of period	8,400	9,781
Cash and cash equivalents at end of period	$6,941	$9,410

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$791	$1,092
Property and equipment purchased and included in accounts payable	1	12

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of an adjustment in estimate is recognized prospectively over the remaining contract term. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three and nine months ended September 30, 2016 and 2015.

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

Income Taxes — We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating losses and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”.  This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders.  The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”.  The amendments in this Update address narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted.  This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

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

NOTE 2 — ACQUISITION

On September 30, 2015 we acquired privately held RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”), now known as Evolving Systems NC, Inc. for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure RateIntegration’s representations and warranties in the agreement.  This payment has not been paid to date because the reconciliation of adjustments has not been finalized.

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

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  Amortization expense related to the acquired intangible assets of $0.7 million was recorded through the period ended September 30, 2016.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC, Inc.’s acquisition as of September 30, 2016 (in thousands):

	September 30, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$210	$1,469	8 yrs
Trademarks and tradenames	122	61	61	2 yrs
Non-competition	33	17	16	2 yrs
Customer relationships	2,808	401	2,407	7 yrs
	$4,642	$689	$3,953	7.19 yrs

Pro Forma

Evolving Systems NC, Inc. contributed revenues of $3.9 million and net income of $0.9 million for the period from January 1, 2016 through September 30, 2016.  The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of SSM had taken place on January 1, 2015. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	For the Nine Months Ended September 30,
	2016 – Actual	2015 – Pro-forma

Revenue	$18,661	$23,118
Net Income	2,148	2,559

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	License and Services			Customer Support		Total
	U.S.	India	U.K.	U.S.	U.K.	Goodwill
Balance as of December 31, 2015	$6,281	$184	$6,767	$1,549	$8,361	$23,142
Effects of changes in foreign
currency exchange rates (1)	—	(2)	(837)	—	(1,034)	(1,873)
Balance at September 30, 2016	$6,281	$182	$5,930	$1,549	$7,327	$21,269

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2016, at which time we had $21.5 million of goodwill included the following reporting units, License and Services (“L&S”) — US  of $6.3 million, India of $0.2 million and UK of $6.1 million and Customer Support (“CS”) — US of $1.5 million and UK of $7.4 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. In our analysis, we weighted the application of discounted cash flow analysis at 70% and observed market multiple data from selected guideline public companies at 30%.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then be required to perform a second step of the impairment analysis which could lead to goodwill impairment should the carrying amount exceed the fair value.  The excess of carrying amount over fair value would be charged to operations as an impairment loss. If the projected future performance of either of our segments as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2016 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  However, a hypothetical decrease of approximately 18% and 23%, respectfully, due to lower than estimated future cash flows in the estimated fair values of our L&S-U.S. and CS-U.S. reporting units would result in its carrying value exceeding its estimated fair value and therefore require the second step, which could result in impairment for that reporting unit. From July 31, 2016 through the date of this report, no events have occurred that we believe may have impaired goodwill.

As a result of the acquisition of SSM, $6.9 million of goodwill was acquired, of which $5.4 million was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. and Evolving Systems NC, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of September 30, 2016 and December 31, 2015, identifiable intangibles were as follows (in thousands):

	September 30, 2016			December 31, 2015			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,118	$370	$1,748	$2,118	$171	$1,947	7.3 yrs
Trademarks and tradenames	185	98	87	185	43	142	2.6 yrs
Non-competition	33	16	17	33	4	29	2.0 yrs
Customer relationships	3,024	480	2,544	3,024	159	2,865	6.8 yrs
	$5,360	$964	$4,396	$5,360	$377	$4,983	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million and $24,000 for the three months and $0.6 million and $71,000 for the nine months ended September 30, 2016 and 2015, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2016 was as follows (in thousands):

Twelve months ending September 30,
2017	$783
2018	705
2019	694
2020	693
2021	693
Thereafter	828
$4,396

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	2016	2015	2016	2015
Basic income per share:
Net income available to common stockholders	$941	$570	$2,148	$2,210
Basic weighted average shares outstanding	11,873	11,687	11,824	11,677
Basic income per share:	$0.08	$0.05	$0.18	$0.19

Diluted income per share:
Net income available to common stockholders	$941	$570	$2,148	$2,210
Weighted average shares outstanding	11,873	11,687	11,824	11,677
Effect of dilutive securities - options	106	240	143	261
Diluted weighted average shares outstanding	11,979	11,927	11,967	11,938
Diluted income per share:	$0.08	$0.05	$0.18	$0.19

For the three months ended September 30, 2016 and 2015, 0.5 million and 0.3 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2016 and 2015, 0.5 million and 0.3 million shares, respectively of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2016 and 2015 and $0.2 million for the nine months ended September 30, 2016 and 2015.

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of license fees and services, excluding depreciation and amortization	$7	$17	$27	$56
Cost of customer support, excluding depreciation and amortization	1	3	5	8
Sales and marketing	7	10	20	26
General and administrative	20	23	90	76
Product development	17	16	56	63
Total share based compensation	$52	$69	$198	$229

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At September 30, 2016, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, as amended of which 0.2 million shares were reserved for acquisitions.  At September 30, 2016 and December 31, 2015, 0.7 million and 0.8 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At September 30, 2016, no awards have been granted under the 2016 Stock Plan.

During the three and nine months ended September 30, 2016 no grants of restricted stock were offered to members of our senior management.  During the three months ended September 30, 2015 there were 20,000 grants of restricted stock to members of our senior management.  During the three and nine months ended September 30, 2016 5,000 shares of restricted stock vested. During the three and nine months ended September 30, 2015, 0 and 94 shares of restricted stock vested, respectively. No shares of restricted stock were forfeited during the three and nine months ended September 30, 2016.  No shares of restricted stock were forfeited during the three months ended September 30, 2015 and 1,031 shares of restricted stock were forfeited during the nine months ended September 30, 2015.   The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $8,000 for the three months ended September 30, 2016 and no expense for three months ended September 30, 2015,  and $23,000 and $1,000 for the nine months ended September 30, 2016 and 2015, respectively, of expense related to restricted stock grants. The restrictions on the stock awards are released quarterly, generally over two and four years for senior management and over one year for board members.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.10%	1.37%	1.32%	1.37%
Expected volatility	36.55%	37.76%	36.81%	42.47%
Expected dividend yield	4.23%	7.33%	7.22%	6.32%

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2015	834	$5.97	6.94	$957
Options granted	158	5.31
Less options forfeited	(191)	7.44
Less options exercised	(112)	1.14
Options outstanding at September 30, 2016	689	$6.19	7.55	$174

Options exercisable at September 30, 2016	347	$6.09	6.09	$174

There were 40,000 and 172,000 stock options granted during the three months ended September 30, 2016 and 2015, respectively.  The weighted-average grant-date fair value of stock options granted were $1.16 and $0.96 during the three months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there were approximately $0.5 million of total unrecognized compensation costs related to unvested stock options.  These costs are expected to be recognized over a weighted average period of 2.72 years.  The total fair value of stock options vested during the three months ended September 30, 2016 and 2015 was approximately $0.1 million, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2016 and 2015 was approximately $0.2 million and $0.3 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively.  The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $10,000 and $14,000 for the nine months ended September 30, 2016 and 2015, respectively.

Cash received from stock option exercises for the three months ended September 30, 2016 and 2015 was $9,000 and $0, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2016 and 2015 was $50,000 and $27,000, respectively.

During the three months ended September 30, 2016, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended September 30, 2016, resulted in approximately 93,782 shares issued and 32,502 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three or nine months ended September 30, 2015.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2016, there were approximately 51,000 shares available for purchase.  For the three months ended September 30, 2016 and 2015, we recorded compensation expense of $160 and $3,000, respectively, and $2,000 and $11,000, for the nine months ended September 30, 2016 and 2015, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	0.27%	0.01%	0.23%	0.03%
Expected volatility	40.28%	41.51%	41.56%	38.20%
Expected dividend yield	5.06%	7.33%	7.58%	5.77%

Cash received from employee stock plan purchases for the three months ended September 30, 2016 and 2015 was $1,000 and $11,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2016 and 2015 was $6,000 and $44,000, respectively.

We issued shares related to the ESPP of approximately 200 and 2,000 for the three months ended September 30, 2016 and 2015, respectively.  We issued shares related to the ESPP of approximately 1,000 and 7,000 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2016, one significant customer (defined as contributing at least 10%) accounted for 13% of revenue from operations.  The significant customer for the three months ended September 30, 2016 is a large telecommunications operator in Africa.  For the three months ended September 30, 2015, no significant customers accounted for 10%

of revenue from operations.  For the nine months ended September 30, 2016 and 2015, no significant customers accounted for 10% of revenue from operations.

As of September 30, 2016, one significant customer accounted for approximately 14% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Africa.  As of December 31, 2015, two significant customers accounted for approximately 36% (25% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa and Europe.

NOTE 7 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

As of September 30, 2016, we are in compliance with the covenants and have a $6.0 million balance under the Term Loan net of approximately $8,000 debt issuance costs.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.4 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.  The net expense during the three months ended September 30, 2016 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax expense primarily related to undistributed U.K. foreign earnings offset by the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the three months ended September 30, 2015 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

We recorded net income tax expense of $0.9 million for the nine months ended September 30, 2016 and 2015.  The net expense during the nine months ended September 30, 2016 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($19,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015 offset by undistributed U.K. foreign earnings.  The net expense during the nine months ended September 30, 2015 consisted of current income tax expense of $0.9 and a deferred tax benefit of ($25,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.

Our effective tax rate was 31% and 20% for the three months ended September 30, 2016 and 2015, respectively.  The increase in our effective tax rate during 2016 relates to lower estimated research and development tax credits generated in the U.K. in 2016 and an adjustment in 2015 to our annual effective tax rate for earnings which were lower than projected.

Our effective tax rate was 30% and 29% for the nine months ended September 30, 2016 and 2015, respectively.  The increase in our effective tax rate relates to a lower estimated research and development tax credit being generated in the U.K. during 2016.

As of September 30, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of Foreign Tax credit carry forwards (“FTC”), certain state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of September 30, 2016, were comprised of the following (in thousands):

September 30, 2016
Deferred tax assets
Foreign tax credits carryforwards	$4,518
Net operating loss carryforwards	1,024
Research & development credits	303
AMT credits	770
Stock compensation	587
Depreciable assets	105
Accrued liabilities and reserves	232
Total deferred tax assets	7,539

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(1,140)
Intangibles	(1,330)
Total deferred tax liability	(2,470)

Net deferred tax assets, before valuation allowance	$5,069
Valuation allowance	(5,069)
Net deferred tax asset	$—

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  A similar comparison of benefits to either claim a deduction or a foreign tax credit for allowable foreign taxes has been made as of September 30, 2016. As the election to claim the foreign tax credit or deduction is made on an annual basis, the Company intends to compare benefits to either claim a deduction or foreign tax credit on a quarterly basis.  As a result, the company has approximately $4.5 million of FTC’s to carryforward through 2016 and subsequent years as a deferred tax asset.

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

As of September 30, 2016 and December 31, 2015 we had no liability for unrecognized tax benefits.

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

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

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

Segment information is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
License fees and services	$3,557	$3,228	$10,616	$11,177
Customer support	2,546	2,545	8,045	7,327
Total revenue	6,103	5,773	18,661	18,504

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	2,596	2,185	7,648	7,719
Customer support	2,248	2,149	7,042	6,211
	4,844	4,334	14,690	13,930
Unallocated Costs
Other operating expenses	2,885	3,259	9,066	10,265
Depreciation and amortization	253	121	792	348
Restructuring	3	—	1,007	—
Interest income	(1)	(5)	(4)	(14)
Interest expense	74	3	265	9
Foreign currency exchange (gain) loss	261	244	508	218

Income from operations before income taxes	$1,369	$712	$3,056	$3,104

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters, our London-based Evolving Systems U.K. subsidiary and our North Carolina based Evolving Systems NC, Inc. subsidiary. Additionally, personnel in Bangalore and Kolkata, India provide software development and support services to our global operations. Financial information relating to operations by geographic region is as follows (in thousands):

	For the Three Months Ended September 30,
	2016
	L&S	CS	Total
Revenue
Algeria	$867	$—	$867
United Kingdom	352	370	722
Switzerland	505	181	686
Other	1,833	1,995	3,828
Total revenues	$3,557	$2,546	$6,103

	For the Three Months Ended September 30,
	2015
	L&S	CS	Total
Revenue
United Kingdom	$638	$429	$1,067
Indonesia	488	103	591
Other	2,102	2,013	4,115
Total revenues	$3,228	$2,545	$5,773

	For the Nine Months Ended September 30,
	2016
	L&S	CS	Total
Revenue
United Kingdom	$1,447	$1,175	$2,622
Switzerland	1,570	539	2,109
Other	7,599	6,331	13,930
Total revenues	$10,616	$8,045	$18,661

	For the Nine Months Ended September 30,
	2015
	L&S	CS	Total
Revenue
United Kingdom	$1,599	$1,344	$2,943
Other	9,578	5,983	15,561
Total revenues	$11,177	$7,327	$18,504

	September 30,	December 31,
	2016	2015
Long-lived assets, net
United States	$12,356	$13,026
United Kingdom	13,366	15,318
Other	302	341
	$26,024	$28,685

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2016 or December 31, 2015.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2016 or December 31, 2015.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2016 or December 31, 2015.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2016 or December 31, 2015.

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

NOTE 12 — RESTRUCTURING

During the first, second and third quarters of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million, $0.1 million and $3,000, respectively, primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the three or nine months ended September 30, 2015.

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

The restructuring liability was approximately $0.1 million and $25,000 as of September 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions including managed services that provide a variety of service activation and provisioning functions.  RLM enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time; our service activation solution, TSA is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, DSA is used to dynamically allocate and assign resources to MNOs devices that rely on SIM cards; our MDE solution provides a data consumption and policy management solution for wireless carriers and MVNOs that monitor the usage and consumption of data services; our TNM product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or offered via a SaaS model.  Prior to the acquisition of SSM, we reported license and services and customer support revenue separately and further classified our revenue as TSA or DSA, where MDE and TNM were included in DSA. Going forward we will continue to report license and services and customer support revenue separately, but we will further classify our revenue as TSA and Mobile Marketing Solutions (“MMS”), with MMS including RLM, DSA, MDE and TNM.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

Consolidated revenue was $6.1 million and $5.8 million for the three months and $18.7 million and $18.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue for the three and nine months ended is due higher MMS license services and customer support revenue offset by lower TSA license services and customer support revenues.

Our twelve month backlog increased to $12.0 million as of September 30, 2016, compared to $10.3 million as of September 30, 2015 due to higher MMS and TSA balances.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2016 vs. 2015	2016 vs. 2015
Revenue	$(186)	$(403)
Costs of revenue and operating expenses	(368)	(874)
Operating gain	$182	$471

The net effect of our foreign currency translations for the three months ended September 30, 2016 was a $0.2 million decrease in revenue and a $0.4 million decrease in operating expenses versus the three months ended September 30, 2015.  The net effect of our foreign currency translations for the nine months ended September 30, 2016 was a $0.4 million decrease in revenue and a $0.9 million decrease in operating expenses versus the nine months ended September 30, 2015.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
License fees and services	58%	56%	57%	60%
Customer support	42%	44%	43%	40%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING
Costs of license fees and services, excluding depreciation and amortization	16%	18%	16%	19%
Costs of customer support, excluding depreciation and amortization	5%	7%	5%	6%
Sales and marketing	20%	23%	20%	24%
General and administrative	16%	18%	15%	16%
Product development	11%	16%	13%	16%
Depreciation	1%	2%	1%	1%
Amortization	3%	—	3%	—
Restructuring	0%	—	5%	—
Total costs of revenue and operating expenses	72%	84%	78%	82%

Income from operations	28%	16%	22%	18%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(2)%	(0)%	(1)%	(0)%
Foreign currency exchange gain (loss)	(4)%	(4)%	(4)%	(1)%
Other income (expense), net	(6)%	(4)%	(5)%	(1)%

Income from operations before income taxes	22%	12%	17%	17%
Income tax expense	7%	2%	5%	5%
Net income	15%	10%	12%	12%

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

Revenue for the three months ended September 30, 2016 and 2015 was $6.1 million and $5.8 million respectively.  The license and services revenue increase for the three months is primarily due to higher license and services from our MMS product suite offset by a decrease of license and services from our TSA product.  Customer support revenue remained the same during the two periods.  Revenue for the nine months ended September 30, 2016 and 2015 was $18.7 million and $18.5 million, respectively.    License and services revenue decreased primarily due to lower license and services from our TSA product offset by an increase of license and services from our MMS products.  Customer support revenue increased due to our MMS product suite.

License Fees and Services

License fees and services revenue increased $0.3 million, or 10%, to $3.5 million for the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015.  The increase is due to higher revenue from our MMS product suite offset by lower revenue from our TSA products.

License fees and services revenue decreased $0.6 million, or 5%, to $10.6 million for the nine months ended September 30, 2016 from $11.2 million for the nine months ended September 30, 2015.  The decrease in revenue is due to lower license and services revenue from our TSA products offset by increased revenue from our MMS product suite.

Customer Support

Customer support revenue was $2.5 million for the three months ended September 30, 2016 and 2015. Even though customer support did not change period over period our MMS product suite customer support revenue increased during the period offset by lower revenue from our TSA products.

Customer support revenue increased $0.7 million, or 10%, to $8.0 million for the nine months ended September 30, 2016 from $7.3 million for the nine months ended September 30, 2015.  The increase is due to higher revenue from our MMS product suite.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue, excluding depreciation and amortization, were $1.3 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Costs of License Fees and Services, Excluding Depreciation and Amortization

Costs of license fees and services, excluding depreciation and amortization decreased $0.1 million, or 8%, to $0.9 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015.  The decrease in costs of license fees and services is primarily attributable to less salary expense as a result of the restructuring in the fourth quarter of 2015 and first quarter of 2016, lower embedded software expense partially offset by the costs of license fees and services from the operations of Evolving Systems NC, Inc. which was acquired in September 2015.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 27% for the three months ended September 30, 2016 from 32% for the three months ended September 30, 2015.  The decrease as a percentage of revenue is primarily due to the aforementioned reduction of costs and increased revenue during the period.

Costs of license fees and services, excluding depreciation and amortization, decreased $0.5 million, or 14%, to $3.0 million for the nine months ended September 30, 2016 from $3.5 million for the nine months ended September 30, 2015.  The decrease in costs is primarily attributable to the reductions of embedded software, employee costs due to a reduced workforce, travel, software maintenance and procurement costs all of which are a result of lower revenue, partially offset by costs of license fees and services revenue of Evolving Systems NC, Inc.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, decreased to 28% for the nine months ended September 30, 2016 from 31% for the nine months ended September 30, 2015.  The decrease in costs as a percentage of revenue is primarily due to the aforementioned reduction of costs during the period.

Costs of Customer Support, Excluding Depreciation and Amortization

Costs of customer support, excluding depreciation and amortization decreased $0.1 million or 25%, to $0.3 million for the three months ended September 30, 2016 from $0.4 million for the three months ended September 30, 2015.  The decrease in the costs of customer support is primarily attributable to lower salary expense due to the restructuring partially offset by costs of customer support from the operations of Evolving Systems NC, Inc.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 12% for the three months ended September 30, 2016 from 16% for the three months ended September 30, 2015.  The decrease in costs as a percentage of revenue is primarily the result of the aforementioned reduction of costs during the period.

Costs of customer support, excluding depreciation and amortization decreased $0.1 million or 10%, to $1.0 million for the nine months ended September 30, 2016 from $1.1 million for the nine months ended September 30, 2015.  The costs of customer support were lower in the current period from embedded software and partner commission expenses, and salary expense due to the restructuring but were partially offset by costs of customer support from the operations of Evolving Systems NC, Inc.  As a percentage of customer support revenue, costs of customer support revenue, excluding depreciation and amortization, decreased to 12% for the nine months ended September 30, 2016 from 15% for the nine months ended September 30, 2015.  The decrease in costs as a percentage of revenue is primarily the result of higher revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.1 million, or 7%, to $1.2 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015.  The decrease in expenses is attributable to lower partner fees, salary expense due to the restructuring and travel expenses partially offset by increased costs from operations of Evolving Systems NC, Inc.  As a percentage of total revenue, sales and marketing expenses decreased to 20% for the three months ended September 30, 2016 from 23% for the three months ended September 30, 2015. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to aforementioned reduction of sales and marketing costs.

Sales and marketing expenses decreased $0.6 million, or 14%, to $3.8 million for the nine months ended September 30, 2016 from $4.4 million for the nine months ended September 30, 2015.  The decrease in costs is primarily attributable to partner fees and salary expense due to the restructuring partially offset by costs from operations of Evolving Systems NC, Inc. As a percentage of total revenue, sales and marketing expenses decreased to 20% for the nine months ended September 30, 2016 from 24% for the nine months ended September 30, 2015.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the increase in revenue and aforementioned decrease in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses decreased $0.1 million, or 6%, to $0.9 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015.  The decrease in general and administrative expenses is primarily the result of lower professional fees and travel expense.  As a percentage of revenue, general and administrative expenses decreased to 16% for the three months ended September 30, 2016 from 17% for the three months ended September 30, 2015.  The decrease in general and administrative expenses as a percentage of revenue is primarily due to increased revenue and the aforementioned decrease in costs during the period.

General and administrative expenses decreased $0.2 million, or 6%, to $2.7 million from $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in costs is primarily related to lower professional fees and travel expense.  As a percentage of revenue, general and administrative expenses decreased to 15% for the nine months ended September 30, 2016 from 16% for the nine months ended September 30, 2015. The decrease in general and administrative expenses as a percentage of revenue is primarily due to increased revenue and the aforementioned decrease in costs during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.2 million, or 24%, to $0.7 million for the three months ended September 30, 2016 from $0.9 million for the three months ended September 30, 2015.  The decrease in product development expenses was due to lower salary expense because of the restructuring partially offset by the costs from operations of Evolving Systems NC, Inc.  As a percentage of revenue, product development expenses decreased to 11% for the three months ended September 30, 2016 from 16% for the three months ended

September 30, 2015.  The decrease in product development expenses as a percentage of revenue is primarily due to increased revenue and the aforementioned decrease in costs during the period.

Product development expenses decreased $0.4 million, or 14%, to $2.5 million for the nine months ended September 30, 2016 from $2.9 million for the nine months ended September 30, 2015.  The decrease in product development expenses is primarily attributable to lower salary expense due to the restructuring partially offset by costs from operations of Evolving Systems NC, Inc.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2016 decreased to 13% from 16% for the nine months ended September 30, 2015.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended September 30, 2016 and 2015.  As a percentage of total revenue, depreciation expense for the three months ended September 30, 2016 decreased to 1% from 2% for the three months ended September 30, 2015.  The decrease as a percentage of revenue is primarily due to increased revenue during the period.

Depreciation expense decreased $0.1 million, or 26%, to $0.2 million from $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.  As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2016 and 2015, remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc. and Evolving Systems NC, Inc.  Amortization expense increased $0.2 million or 717% to $0.2 million for the three months ended September 30, 2016 from $24,000 for the three months ended September 30, 2015.  The increase in amortization expense is primarily due to the acquisition of Evolving Systems NC, Inc.  As a percentage of total revenue, amortization expense increased to 3% for the three months ended September 30, 2016 from 0% for the three months ended September 30, 2015.  The increase in costs as a percentage of revenue is primarily due to the aforementioned costs during the period.

Amortization expense increased $0.5 million or 727% to $0.6 million for the nine months ended September 30, 2016 from $0.1 million for the nine months ended September 30, 2015.  The increase in amortization expense is primarily due to the acquisition of Evolving Systems NC, Inc.  As a percentage of total revenue, amortization expense increased to 3% for the nine months ended September 30, 2016 from 0% for the nine months ended September 30, 2015.  The increase in costs as a percentage of revenue is primarily due to the aforementioned costs during the period.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. Restructuring was $3,000 for the three months ended September 30, 2016.  The expense was an adjustment related to the second quarter 2016 reduction in workforce.  There was no restructuring expense for the three months ended September 30, 2015.  As a percentage of revenue, restructuring expense was 0% for the three months ended September 30, 2016.

Restructuring was $1.0 million for the nine months ended September 30, 2016.  There were no restructuring expenses for the nine months ended September 30, 2015.  As a percentage of revenue, restructuring expense was 5% for the nine months ended September 30, 2016.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $1,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively.

Interest income was $4,000 and $14,000 for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense includes interest expense from the amortization of debt issuance costs, our revolving debt facility, our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million and $3,000 for the three months ended September 30, 2016 and 2015, respectively.  The increase of interest expense is related to drawing on our debt facilities to acquire

Evolving System NC, Inc. in the third quarter of 2015.  As a percent of revenue, interest expense was 1% and 0% for the three months ended September 30, 2016 and 2015, respectively.

Interest expense was $0.3 million and $9,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase of $0.3 million is primarily due to drawing on our debt facilities to acquire Evolving System NC, Inc.  As a percent of revenue, interest expense was 1% and 0% for the nine months ended September 30, 2016 and 2015, respectively.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries of which the primary loss was related to Evolving Systems U.K. contract receivables.

Other Comprehensive Loss

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss was $0.8 million during the three months ended September 30, 2016 compared to $1.0 million during the three months ended September 30, 2015.  The current period loss is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

For the nine months ended September 30, 2016 other comprehensive loss increased to $2.8 million from $0.9 million for the nine months ended September 30, 2015. The loss for the for the nine months ended September 30, 2016 is related to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.4 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.  The net expense during the three months ended September 30, 2016 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax expense primarily related to undistributed U.K. foreign earnings offset by the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.  The net expense during the three months ended September 30, 2015 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

We recorded net income tax expense of $0.9 million for the nine months ended September 30, 2016 and 2015.  The net expense during the nine months ended September 30, 2016 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($19,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015 offset by undistributed U.K. foreign earnings.  The net expense during the nine months ended September 30, 2015 consisted of current income tax expense of $0.9 and a deferred tax benefit of ($25,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations, and unrecoverable foreign withholding taxes in the U.K.  The deferred tax benefit was primarily related to the increase of certain deferred tax assets in the U.K. and India.

Our effective tax rate was 31% and 20% for the three months ended September 30, 2016 and 2015, respectively.  The increase in our effective tax rate during 2016 relates to an adjustment in 2015 to our annual effective tax rate for earnings which were lower than projected.

Our effective tax rate was 30% and 29% for the nine months ended September 30, 2016 and 2015, respectively.  The increase in our effective tax rate relates to a lower estimated research and development tax credit being generated in the U.K. during 2016.

As of September 30, 2016 and December 31, 2015 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of FTC carryforwards, certain state NOL carryforwards, research and development tax credits and AMT credits.  See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $4.2 million, or 121%, to $7.7 million as of September 30, 2016 from $3.5 million as of December 31, 2015.  The increase in working capital is related to paying off our $10 million short term revolving line of credit with a long term loan and $4.0 million from our cash balance, partially offset by increases of the current term loan balance and unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2015 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2016, our principal source of liquidity was $6.9 million in cash and cash equivalents and $5.9 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $5.5 million and $2.9 million, respectively.  Cash provided by operating activities for the nine months ended September 30, 2016 was primarily due to net income coupled with the increase of unearned revenue, accounts payable and accrued liabilities and collection of contract receivables and unbilled work-in-progress offset by an increase in prepaid and other assets.  The increase in cash provided by operating activities for the nine months ended September 30, 2015 was primarily due to net income coupled with the billing and collection of unbilled work-in-progress offset by decreases in accounts payable and accrued liabilities and unearned revenue and an increase in prepaid and other assets.

Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $24,000 and $9.2 million, respectively.  Cash used in investing activities for the nine months ended September 30, 2016 and 2015 is due to the purchase of property and equipment in the period of $24,000 and $0.2 million, respectively.  Also, in September 2015, $9.0 million of cash was used, net of cash received, to acquire Evolving Systems NC, Inc.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2016 and 2015 was ($6.6) million and $6.2 million, respectively.  The cash used in financing activities for the nine months ended September 30, 2016 was primarily due to the payment of the $10.0 million revolving line of credit offset by the proceeds of the $6.0 million term loan and the payment of the first and second quarters 2016 common stock cash dividend of $2.6 million.   The cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to the $10.0 million received from our revolving debt facility for the initial payment of the acquisition Evolving System NC, Inc. in September 2015 offset by the first, second and third quarters common stock cash dividends of $3.8 million paid in the period.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2016 of $6.9 million;

•                                                Our working capital balance of $7.7 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                Our backlog as of September 30, 2016 of approximately $12.0 million, including $7.4 million in license fees and services and $4.6 million in customer support;

•                                                Our planned capital expenditures of less than $0.3 million during 2016; and

•                                                The repayment of our long term debt facility of which the first principal payment is due beginning January 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2016 and 2015, the effect of exchange rate changes resulted in a $0.4 million decrease and $0.3 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2016	2015
British pound sterling	0.76990	0.67495
Indian rupee	66.61597	66.15844

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average rates:	2016	2015	2016	2015
British pound sterling	0.76151	0.64532	0.71919	0.65283
Indian rupee	66.96207	64.96318	67.11474	63.55350

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

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2016	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)