Form 10-K
period 2016-12-31
EVOLVING SYSTEMS INC
filed 2017-03-28
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $43.9 million as of June 30, 2016.

The number of shares of Common Stock outstanding was 12,462,692 as of March 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2016 year.  Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2016

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems is a leader in real-time analytics, activation and consumer engagement marketing.  The company’s software solutions and managed services are deployed at over 75 mobile service providers in 50 countries worldwide where they accelerate customer acquisition and activation, upsell services, improve subscriber loyalty and monetize consumer information throughout their lifecycle.

The acquisition of RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”) in 2015 accelerated the company’s entry into the high value mobile marketing space and also initiated the transition from a traditional software license model to a recurring revenue model based on managed services.

The company has moved from selling technology to offering business solutions. The value proposition likewise has moved away from cost savings to a focus on revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on managed services with performance fees.

We offer managed services and solutions in the following core areas:

•                  Subscriber Acquisition and Activation solutions used to sign up new subscribers and to activate complex bundles of voice, video and data services for traditional and next generation wireless, wireline and cable networks;

•                  Mobile Analytics, Engagement and Upsell enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time;

•                  Retention, Loyalty and Fulfilment solutions that reduce subscriber churn, encourage service usage, and reward subscribers with value from the carrier and from loyalty program partners;

•                  Consumer Information Monetization enables mobile service providers to monetize their consumer information and context through the up-selling of digital services like games and apps and mobile advertising.

We previously reported the operations of our business as two operating segments based on revenue type: license and services revenue and customer support revenue.  In order to report results consistent with our new business solutions model, we now report our operations as one segment since we are packaging multiple products and services into offerings for carriers. We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information regarding our operating segments and geographical information is contained in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

On October 24, 2013 we acquired privately held Telespree Communications (“Telespree”), now known as Evolving Systems Labs, Inc. (“Evolving Systems Labs”), for an initial payment of approximately $1.6 million, comprised of approximately $0.8 million in cash and approximately $0.8 million in stock.  There was an earn-out provision whereby we potentially would have made additional payments in cash on the achievement of certain financial targets for the period from October 25, 2013 through October 24, 2016.  This provision was not achieved and was recognized as other income in 2016.  In addition, there is a final payment of $0.5 million to be made subject to reduction for certain claims.  The final payment has not been made as of the date of this Form 10-K was filed.  The acquisition included technology used in the delivery and management of mobile data services and a portfolio of SaaS based solutions.

On September 30, 2015, we acquired privately held SSM, now known as Evolving Systems NC, Inc. (“Evolving Systems NC”) for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement. The acquisition included SSM’s software solution, RLM, a platform which enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time as well as a platform for Customer Loyalty and Retention.  The final payment has not been made as of the date this Form 10-K was filed due to pending resolution of outstanding claims.

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

As network migrations to 4G/LTE accelerate and subscribers continue to drive growth in mobile solutions, the SIM card has emerged as a vital link in the telecom value chain. Capability, such as that provided by Evolving Systems’ Subscriber Activation solution for dynamically activating and managing the SIM card, is becoming an important component in the operators’ infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience.

We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this growth segment.  To date our Subscriber Activation solution has activated over half a billion SIM cards, providing enhanced functionality and significant operator savings.  Our Mobile Analytics, Engagement, Upsell and Retention solutions are connecting with over 300 million subscribers around the world.

SOLUTIONS PORTFOLIO

Acquisition and Activation

Our Subscriber Acquisition and Activation solutions support carriers in adding new subscribers to their network, from the sales and contract process through to the allocation of network and service resources and the activation of services to the mobile device.

•                  Smart Dealer provides SIM retailers with a tool set that enables them to sell SIM cards efficiently and effectively. With Smart Dealer, the operator is able to communicate and guide dealers towards using the latest promotions, enabling instant reactions to competitor activities.  Smart Dealer captures subscriber details for “Know Your Customer” prepaid registration, including biometric data, using standard, low cost devices.

•                  Dynamic SIM AllocationTM is a SIM Activation solution which is integrated into the carrier’s signaling network, enabling new SIM cards that have not been pre-provisioned to be detected on first use. This triggers an efficient, dynamic provisioning process and eliminates the need for pre-provisioning, thus lowering the operator’s costs of subscriber acquisition. The SIM activation occurs only when a SIM card is first used. During the activation process, the solution enables an on-device interaction with the end-user, delivering a differentiated user-experience, reducing customer churn and boosting revenue for the carrier.

•                  Tertio® Service Activation is used by carriers to activate a new subscriber or to add a new service to an existing subscriber.  Our solution provides a flexible operating environment for carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks. It provides a point of flexibility in the carrier’s OSS/BSS architecture, allowing fast introduction of new network technologies and easing the burden of integration with existing devices and systems. Service providers who use our Tertio solution can better plan, manage and execute the introduction of new services.

•                  Number Inventory and Management  is a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. SIMs, MSISDNs, IMSIs, Integrated Circuit Card Identifiers (“ICCIDs”) as well as other communication identifiers such as Uniform Resource Locators or (“URLs”) and email addresses. Our solution focuses on the automation of all number resource management processes, allowing operators to adhere to regulatory requirements and effectively manage the lifecycle of telephone numbers, as well as benefit from time savings and reduced costs.

Analytics, Engagement and Upsell

Our Analytics, Engagement and Upsell solutions empower marketing departments to create and deploy highly personalized, location and contextually relevant, interactive customer engagement campaigns. The platform monitors customer events and behavioural patterns in real-time, building a profile of each subscriber. When the right conditions are met, the platform pushes the best match or a personalized offer or ad to the customer.

Compared with many other marketing campaign management systems, our solution more accurately targets marketing messages and campaigns that drive incremental revenue more quickly.

•                  The Profiling Engine supports static as well as ongoing dynamic profiling of subscribers. It fully supports any real-time or micro segmentation requirements as needed by the business. The Profiling Engine is a rules-driven flexible aggregator of subscriber baseline and usage data. It has been designed to handle any data model, including any data representation that may be available within the carrier’s legacy billing and Customer Relationship Management (“CRM”) environment.

•                  The Campaign Engine is used to configure and deliver marketing campaigns and offers to subscribers. It includes a business friendly dashboard that enables rapid configuration, testing and launching of new business campaigns. Through the dashboard the business user can target specific subscribers, define offers and rewards, and create personalized messages per campaign, interaction and subscriber. The dashboard provides a real-time view on each campaign’s effectiveness and impact.

•                  Campaign Modules provide predefined templates for specific types of real-time mobile marketing tactics, including marketing and loyalty for digital services such as mobile money and content, data package upsell and top-up accelerators.

•                  Social Media Integration enables carriers to expand their engagement with subscribers beyond simple network usage and direct channels, and can support social marketing campaigns that leverage the subscribers as a part of the marketing network.

•                  App Promotion engages subscribers when they are first configuring new services or when they are upgrading to mobile devices with new capabilities. It enables carriers to promote the use of their own mobile applications for subscriber care, and also those of third party app publishers, opening possibilities for new revenue streams.

Retention and Loyalty

Our subscriber Retention and Loyalty solutions help reduce churn and generate more revenue from existing subscribers by using the latest innovative programs. Strong subscriber loyalty is created by rewarding subscribers via schemes that offer additional carrier services or the services and products of participating partners.

•                  Loyalty Points and Programs are used to reward mobile subscribers for use of the carrier’s services. Credit is earned in the forms of status points and bonus points. Gamification can be used to encourage the collection of rewards by subscribers and comparison with others in their social group. Loyalty Credit is then exchanged for services or discounts from the carrier, or for digital and physical goods from third party businesses and retail partners.

•                  Coupon Management covers the whole lifecycle of coupons as a medium for delivering rewards. Our solution manages the interface with coupon partners, the delivery of coupons to subscribers, redemption for digital or physical goods, and settlement between carrier and partner.

PROFESSIONAL AND MANAGED SERVICES

Our Professional Services team provides expert and vastly experienced consulting services for the customization, integration and deployment of our solutions.  Our services cover all aspects of the project lifecycle, including system architecture, design, software development and customization, system integration, testing, live deployment and production support, program and project level management, post-implementation maintenance and domain and product expertise.

Our Managed Services can be delivered on-site at a carrier or remotely. Services range from operational support of our software solutions, through technical services to expand those solutions with new modules and functionality to support new business value, to marketing and customer engagement consultancy that directly drives marketing campaigns for our customers and helps them achieve their business objectives. The Managed Services teams also offer their expertise and experience to create the maximum financial impact to the carrier from using our solutions.

Our teams work closely with customers and integration partners and have established long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

PRODUCT DEVELOPMENT

We develop our software solutions internally and using third party development organizations where specialist technical expertise is required. We conduct research to identify specific industry and customer business needs as well as market requirements and we use that information to determine our investment in product development (“PD”). We evaluate the market for new products and we leverage our existing product capabilities with enhancements of existing products.  We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

PD is expensed as incurred.  For the years ended December 31, 2016, 2015 and 2014, we expensed $3.0 million, $3.8 million and $3.6 million, respectively, in PD costs.  The majority of PD investments in 2016 went into the further development and enhancement of our RLM and DSA solutions.

SALES AND MARKETING

Our sales force is primarily a field organization structured to focus on specific geographical territories around the world: The Americas (North, Central and South), Europe, Middle East and Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics) South Asia and Asia Pacific. Our sales activities cover both direct sales to carrier customers as well as sales through partners such as Gemalto, Oberthur, and Ericsson, who include our products as part of their wider solution offerings, and systems integrators such as Accenture and IBM, who license our technology to customers as part of their delivery engagements.

Our solutions and our customers’ infrastructures are complex, and require a high degree of consultative selling which often results in a long sales cycle in excess of twelve months. In addition, our business relies on incremental revenue from existing customers, which requires regular interaction with customers to discuss enhancements to our existing solutions as well as the introduction of new features and functionality. The sales team is also responsible for making proactive proposals to prospects, as well as managing and delivering responses to competitive tenders. This complex, highly interactive approach, typically results in a long sales cycle, requiring us to invest a considerable amount of time developing business opportunities without guaranteed sales.

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

COMPETITION

The market for telecommunications OSS products and mobile analytics and advertising is competitive and subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities; all in the context of continuing pricing pressure. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share.  Nonetheless, we believe our work to establish the Subscriber Acquisition and Activation area has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors for Subscriber Acquisition and Activation are vendors such as Comptel-Nokia, Amdocs and Oracle, as well as billing vendors and vendors such as Ericsson.  In the area of Subscriber Acquisition and Activation, we believe we hold a significant leadership position; however, we see occasional competition from Giesecke & Devrient GmbH and HP, as well as a few other smaller regional competitors. Competitors for Analytics, Engagement & Upsell, and for Retention and Loyalty, include specialist vendors such as Knowesis, Pontis and Business Logic Systems, as well as some products in general CRM suites from vendors such as SAS and Oracle.

For all of our products, our ability to compete successfully depends on a wide range of factors.  First and foremost is our ability to deliver a managed service based on our solutions platform, which offers a cost effective way for our customers to benefit from our many years of experience and product investment. We deliver value by offering competitively priced quality solutions, tailored specifically to our customers’ network topography. After a customer implements our products, we often receive subsequent orders for enhancements to add functionality or increase capacity.  Complex solutions tailored to customers’ needs are expensive and time consuming to replace, thus providing us with an incumbent advantage.  Furthermore, many of our customer relationships span five years or more.  We believe all of these factors give us a competitive advantage and can be a barrier to entry for potential competitors.

SIGNIFICANT CUSTOMERS

For the years ended December 31, 2016 and 2015, no significant customer exceeded the threshold (defined as contributing at least 10%) of revenue from continuing operations.  For the year ended December 31, 2014, two significant customers accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 16 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

EMPLOYEES

As of December 31, 2016, we employed 197 people including 27 in the United States, 34 in the United Kingdom and 136 in India.  Of our worldwide staff, 81% are involved in product delivery, development, support and professional services, 11% in sales and marketing, and 8% in general administration.

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

Our revenue comes primarily from sales outside the U.S. and our growth strategy is largely focused on emerging markets.  Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•                   our ability to effectively staff, provide technical support and manage operations in multiple countries;

•                  fluctuations in currency exchange rates;

•                   timely collecting of accounts receivable from customers and resellers located outside of the U.S.;

•                  our ability to repatriate cash from foreign locations and manage potential adverse tax consequences in connection with repatriating funds;

•                  trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•                   compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations;

•                   variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights; and

•                   compliance with export regulations, tariffs and other regulatory barriers.

Approximately 40% of our revenue is transacted in currencies other than the U.S. dollar (e.g. British Pound Sterling, Swiss Franc and Euro).  As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced.  At the same time, approximately 60% of our operating expenses are incurred overseas. The strengthening dollar, conversely, lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to repatriate cash without incurring substantial risks involving floating currency exchange rates, or to recover or apply withholding taxes remitted to foreign governments.  Any of the foregoing factors may have a material adverse impact on our business, financial condition and results of operations.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is impacted by the length of our sales cycles.  Our customers have relatively complex businesses and the purchase of large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers often take a long period of time to evaluate our products and services and require us to spend substantial time, effort and money educating them about our solutions. The purchase of the types of products and services we offer typically also requires coordination and agreement across many departments within a customer’s organization. This process often results in a lengthy sales cycle, typically ranging between three and twelve months. Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have also resulted in a purchasing delays.  Further lengthening of our sales cycle could hinder growth in our revenue and result in increased cost of sales, thereby reducing our profitability.

We depend on a limited number of significant customers for a substantial portion of our revenue, and the loss of one or more of these customers, or a delay in a large order, could adversely affect our business.

We earn a significant portion of our revenue from a small number of customers in the communications industry. The loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in performing services for a customer, or delays in collection of customer receivables could harm our business and operating results to a greater degree than other companies with a broader customer base.

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

Our managed services offerings and our cloud strategy, or Software as a Service (SaaS), may not be successful.

We offer some of our products as a managed service or a SaaS implementation and we intend to offer more of our solutions in this manner in the future.  While we believe the demand for managed services and cloud-based solutions is strong, there are no guarantees that we will be able to compete effectively, generate significant revenues or maintain profitability. Whether we are successful in providing our solutions as managed services or solutions as cloud solutions depends on our execution in a number of areas, including continuing to innovate and bring to market compelling managed services and cloud-based offerings and ensuring that our services meet the reliability expectations of our customers and maintain the security of customer data.  Our managed and cloud-based services strategies also may fail to achieve success if other companies offering managed services and cloud-based solutions experience data loss, security breaches or service reliability issues that cause consumers to become less willing to accept managed services and cloud-based solutions in general.

We incurred debt in connection with our recent acquisition of SSM which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisition of SSM in September 2015, we increased our revolving credit facility with East West Bank from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition. The Revolving Facility was secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  The Revolving Facility required the Company to pay monthly payments of interest, with the unpaid balance due on October 22, 2016.

On February 29, 2016, we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million.  The Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%, and is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  Interest accrues and is payable monthly.  We are required to repay the Term Loan in 36 equal monthly installments, commencing on January 1, 2017. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750. We were required to use the $6 million Term Loan proceeds, plus $4.0 million from our cash reserves, to pay off the Revolving Facility.  The Term Loan matures on January 1, 2020.

The Term Loan includes negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. Outstanding amounts under the Term Loan may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

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

•                  our debt may increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and

•                  the Term Loan imposes restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under the Term Loan could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the Term Loan could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline.

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.

In September of 2015 we acquired SSM and we expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy.  We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position.  These transactions involve significant challenges and risks: they may not advance our business strategy, we may not get a satisfactory return on our investment, we may have difficulty integrating operations, new technologies, products and employees, and they may distract management and employees from our other businesses. Furthermore, we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. In addition, future acquisitions could result in dilutive issuances of equity securities, reduce our cash available for operations and increase our debt. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured our workforce in response to management changes, acquisitions, product changes, performance issues or other considerations. These types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while our staff adjusted to new roles and responsibilities. We may choose to implement additional restructuring, particularly in connection with future acquisitions. There is no certainty that we will achieve the expected cost savings or other benefits of these restructurings, or do so within the expected timeframe. As a result, our business, revenues and other results of operations could be negatively affected.

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

The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to liquidated damages, to cancel its contract and receive a refund of all or a portion of amounts paid or to seek other monetary damages. These could exceed related contract revenue and result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could harm our business, financial condition, results of operations and cash flows.

We face risks associated with doing business through local partners.

In some countries, because of local customs and regulations or for language reasons, we do business through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, conditions surrounding acceptance and payments owed to us may be impacted by factors that are out of our control.  Resellers may also delay paying us even when they have been paid by the end-user customer.  We have experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows.  Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

The success of our business depends on continued growth in the wireless services industry and demand for connected devices, mobile advertising and other usage of mobile data.

The future success of our business depends upon continued new subscriber growth and carrier demand for next generation solutions.  If there is a slowdown in subscriber growth in the wireless services industry or the demand for connected devices and usage of mobile data were to stabilize or decline, our business and results of operations may be adversely affected.

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

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter and year-to-year. These quarterly and annual fluctuations may result from a number of factors, including:

•                  the size of new contracts, rate of progress under our contracts and when we are able to recognize the related revenue;

•                  foreign exchange fluctuations;

•                  budgeting cycles of our customers;

•                  changes in the terms and rates related to the renewal of support agreements;

•                  the mix of products and services sold;

•                  the timing of delivery of software and hardware by third parties;

•                  level and timing of operating expenses and capital investments;

•                  changes in our strategy; and

•                  general economic conditions.

As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.  Furthermore, we base our operating expenses and capital investment budgets on expected sales and revenue and many of our expenses, such as lease expenses and personnel costs, are relatively fixed in the short term. Variations in the rate and timing of conversion of our sales prospects into actual revenue could cause us to plan or budget inaccurately and we may be unable to adjust spending quickly enough to compensate for an unexpected shortfall in revenue. Any significant shortfall in anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows and the market price of our common stock.

The markets for our service activation and number management products are mature and the markets for our DSA and RLM products are evolving.  The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

Our industry is characterized by rapid technological change, evolving industry standards, changes in carrier requirements and preferences and frequent new service offerings. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell new products and enhancements to existing products that provide higher levels of performance and reliability, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Developing new products and services is complex and time-consuming. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

If we are unable to properly supervise our software development staff in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts.

In 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. and as a result of our 2015 acquisition of SSM, we acquired two additional Indian subsidiaries. We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage our India-based development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion. Furthermore, political changes and uncertainties in India could negatively impact the business climate there.  As a result, we may be unable to satisfactorily perform our customer contracts and our business, financial condition and results of operations could be materially harmed.

Changes or challenges to the regulations of the communication industry could hurt the market for our products and services.

Our customers may require, or we may find it necessary or advisable, to modify our products or services to address actual or anticipated changes in regulations affecting our customers. This could increase our costs, delay adoption of our products and increase our sales cycle, which could materially harm our business, financial condition, results of operations, and cash flows.  We are also subject to numerous regulatory requirements of foreign jurisdictions, which are often complex and changing.  Any failure to comply with such regulations could, likewise, materially harm our business, financial condition, results of operations and cash flows.

Consolidation in the communications industry may impact our financial performance.

The global communications industry has experienced and continues to experience significant consolidation.  These consolidations have caused us to lose customers and may result in fewer potential customers.  In addition, combining companies often re-evaluate their solutions and their capital expenditures, choosing to consolidate with one solution; there is no guarantee our solution will be selected in this process.  As our customers become larger, they generally have longer sales cycles and stronger purchasing power, which can result in delays in securing contracts and pressure to reduce our prices.  All of these factors can have a negative impact on our financial performance, particularly in any fiscal quarter.

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

The revenue for our license fee/services and fixed-price services contracts is accounted for on the percentage-of-completion method of accounting.  Under this method we recognize revenue and profits for each project based on the percentage of the project that is completed, which requires us to estimate the total cost to complete the project, project schedule and completion date, and probable change orders.  Our failure to accurately estimate these often subjective factors could result in overstated or understated revenue, profits or losses.

The communications industry is highly competitive and if our products do not satisfy customer demand for performance or price, our customers could purchase products and services from our competitors.

Our primary markets are intensely competitive and we face continuous demand to release new products, new features and product enhancements, to improve product performance and to reduce prices. Our competitors include many large domestic and international companies who have substantially greater resources, larger installed customer bases and longer-standing relationships with customers. In addition, some companies who would not typically compete with us, such as network equipment manufacturers,offer next generation solutions that address some of the benefits provided by our DSA solution.

Our customers are not precluded from competing with us and also may offer competitive products or services. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide.

We believe that our ability to compete successfully depends on numerous factors, including the quality and price of our products and services compared to those of our competitors, the emergence of new industry standards and technical innovations and our ability to respond to those changes. Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including price reductions or increased marketing and promotion, accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sale of our products.  We may have to reduce the prices we charge for our products, resulting in lower revenue and operating margins. We may not be able to compete successfully or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

Our business depends largely on our ability to attract and retain talented employees.

Attracting and retaining talented employees is key to our success. The market for skilled workers in our industry is very competitive. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to develop new products, to complete our projects and secure new contracts.

Our products are complex and may have errors that are not detected until deployment.  Resolving warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

The provisions of our agreements with customers are designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products.  We cannot guarantee that these limitations will be effective. Although we carry errors and omissions insurance, to the extent that any successful product liability claim is not covered by our errors and omissions insurance or exceeds the coverage under our policy, we may be required to incur legal fees and pay for a claim. This could be expensive, particularly since our software products may be used in critical business applications. On occasion, we also engage subcontractors to provide deliverables under customer contracts; we could be required to indemnify customers for work performed by our subcontractors. We may be able to recover these damages from a subcontractor, but there is no guarantee that we will be able to do so.

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

Our business practices with respect to handling personally identifiable information could give rise to liabilities.

During the course of providing our products and services we may collect names, addresses, telephone numbers and other personally identifiable information, or “PII”. This may subject us to complex regulatory requirements related to data collection and risks of improper use or disclosure.  We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation, the steps we have taken may not be sufficient to prevent the misappropriation or improper disclosure of such PII. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Some countries have passed or are considering passing legislation that requires personal data to remain localized in their boundaries and are also imposing monetary fines for privacy violations.  We will incur additional costs if we are required to implement special operational processes and store data in jurisdictions not of our choosing. Any failure by us to comply with laws and regulations regulating privacy, data security, or consumer protection could result in lost or restricted business, actions or fines brought against us or levied by governmental entities or others, and could adversely affect our business and harm our reputation.

Our measures to protect our intellectual property may not be adequate.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 16 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and Intelligent M2M Controller™ (“IMC”) products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining additional patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary rights may not be adequate; a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

Source code, the detailed program commands for our software programs, is critical to our business.  While we take steps to limit access to our source code and to protect it as a trade secret, we may not be able to protect our source code from copying if there is an unauthorized disclosure.  Trade secret protection for that source code could be jeopardized, making it easier for third parties to develop competing products.

If our intellectual property protection proves inadequate, we may lose our competitive advantage and our future financial results may suffer.

Third parties may claim we are infringing their intellectual property rights, or that we have not complied with their license requirements and we may incur significant expenses in resolving these claims.

It is possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. Those claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own patents may provide little or no deterrence. We could incur substantial costs in defending against any infringement claim and we could be required to develop non-infringing technology, obtain licenses, or cease selling the applications that contain the infringing intellectual property. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

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

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided from our India facility, which may be subject to increased risk of power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers’ subscribers. A security breach could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

Disruptions from terrorist activities, geopolitical conditions or military actions may disrupt our business.

The continued threat of terrorism and acts of war may cause significant disruption to commerce throughout the world. Abrupt political changes and armed conflict pose a risk of economic disruption in affected countries, which may increase our operating costs and add uncertainty to the timing and budget for technology investment decisions by our customers. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war, political unrest and the threat of terrorism will result in any long-term commercial disruptions or if such activities will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

Our international operations subject us to potential liability under anti-corruption laws and regulations.

Our international business operations are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind.  To the extent we do business through Evolving Systems UK, we are also subject to the U.K. Bribery Act of 2010.  In addition, many countries in which we do business have their own anti-bribery rules and regulations. Under these regulations, we may be held liable for actions taken by our local partners and agents, even if such parties act without our knowledge.  Any determination that we have violated the FCPA or the Bribery Act of 2010 (whether directly or through acts of others, intentionally or through inadvertence) or other anti-bribery legislation could result in sanctions that could have a material adverse effect on our business.  While we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could put us in violation of anti-bribery legislation inadvertently and thus negatively impact our business.

As a result of operating as a smaller public company, our management is required to devote a substantial amount of time to comply with regulatory matters; our relatively small staff can make compliance challenging.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire us, even if doing so would benefit our stockholders.  In addition, these provisions, which make it more difficult for stockholders to replace members of our board of directors, may frustrate or prevent attempts by our stockholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team.  These provisions include the following:

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

Our named executive officers have entered into agreements with us that contain a change in control provision. These agreements generally provide for acceleration on vesting of stock awards.  The acceleration of vesting of stock awards upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of us.

Our Stock Incentive Plans provide for acceleration of vesting of stock awards under certain changes in control. As noted above, the acceleration on vesting of stock awards upon a change in control may be viewed as an anti-takeover measure.

All of the above factors could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our stockholders.

We suspended our dividends in 2016 and we may not pay dividends in the future

In June, 2016, our Board of Directors suspended our quarterly dividends. Any decision to pay dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant.  In addition, our term loan facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section, as well as general economic and market conditions, could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	5,092	11/30/17
Durham, North Carolina	2,860	7/31/18
London, England	2,200	3/02/20
Bangalore, India	12,300	8/18/18
Kolkata, India	1,575	10/31/18
Kolkata, India	2,708	11/14/18
Kuala Lumpur, Malaysia	1,042	7/14/17
Bucharest, Romania	215	9/30/17

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

	For the Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$5.92	$4.99	$9.45	$8.01
Second Quarter	$5.82	$5.02	$9.98	$8.44
Third Quarter	$5.53	$3.99	$9.27	$5.30
Fourth Quarter	$4.45	$3.85	$6.17	$5.32

As of March 23, 2017, there were approximately 64 holders of record of our common stock.

Dividends

Our Board of Directors declared a cash dividend of $0.11 per share in the first and second quarters of 2016.  In 2015, our Board of Directors declared a cash dividend of $0.11 per share during each of the four quarters of 2015.  In June 2016, our Board of Directors suspended our quarterly dividends and there can be no guarantee that we will resume paying dividends. Any decision to declare dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, our term loan facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on Evolving Systems, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ US MicroCap Total Stock Market Software index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2011 and its relative performance is tracked through 12/31/2016.

	12/11	12/12	12/13	12/14	12/15	12/16

Evolving Systems, Inc.	100.00	148.10	253.45	255.08	159.44	123.70
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Software Composite	100.00	114.89	153.74	179.96	199.43	210.40
DJ US MicroCap Total Stock Market Software Index	100.00	116.50	154.88	181.44	198.46	215.89

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2016, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)

Revenue	$24,778	$25,576	$29,680	$25,093	$26,247
Costs of Revenue and Operating Expenses:
Costs of revenue, excluding depreciation and amortization	5,297	6,449	7,648	7,164	8,236
Sales and marketing	4,965	5,844	5,734	5,364	5,070
General and administrative	3,855	4,003	3,638	3,644	3,613
Product development	3,014	3,847	3,643	2,956	3,069
Depreciation	259	314	246	155	268
Amortization	783	266	95	211	400
Restructuring and other expense	1,010	533	237	558	—
Income (loss) from operations	5,595	4,320	8,439	5,041	5,591
Interest and other income (expense), net	(703)	(109)	(34)	39	842
Interest and other income, related parties, net	—	—	—	—	532
Income tax expense (benefit)	1,457	915	2,797	1,274	1,401
Net income	$3,435	$3,296	$5,608	$3,806	$5,564

Basic income per common share - net income	$0.29	$0.28	$0.48	$0.33	$0.49
Diluted income per common share - net income	$0.29	$0.28	$0.47	$0.32	$0.48
Weighted average basic shares outstanding	11,845	11,693	11,642	11,459	11,278
Weighted average diluted shares outstanding	11,961	11,935	11,926	11,756	11,529
Cash dividend declared per common share (1) (3)	$0.22	$0.44	$0.42	$0.36	$2.00

Working capital (2)	$7,989	$3,478	$15,794	$14,699	$13,894
Total assets	43,755	50,429	44,232	43,184	36,593
Stockholders’ equity	$29,334	$32,162	$34,052	$32,735	$30,836

(1)                                 During 2012, our Board of Directors declared and paid a first, third and fourth quarter cash dividend of $0.05 per share each and a second and fourth quarter special cash dividend of $1.70 and $0.15 per share, respectively.   There were no accrued dividends as of December 31, 2012.  In addition, the special cash dividend declared in the fourth quarter 2011 of $2.00 per share was paid in January 2012.

(2)                                 On September 30, 2015, we completed the acquisition of SSM for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement.  The initial payment was financed through our revolving line of credit, which required monthly payments of interest, with the unpaid balance due on October 22, 2016.  As this debt was due in twelve months, it reduced our working capital as of December 31, 2015 by $10.0 million.  On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement to enter into a Term Loan for $6.0 million.  Interest shall accrue from the date the Term Loan is made and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  The Term Loan agreement required us to use the term loan proceeds and $4.0 million from our cash balances to pay off the existing Revolving Facility totaling $10.0 million.  The Term Loan matures on January 1, 2020.  Due to the Term Loan, our working capital balances increased in 2016 as a result of paying off the existing Revolving Facility totaling $10.0 million.

(3)                                 On June 30, 2016, our Board of Directors suspended the quarterly dividends.  Prior to suspending the dividend, our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 15, 2016, which was paid April 1, 2016, to stockholders of record March 28, 2016 and a second quarter cash dividend of $0.11 per share, on May 3, 2016, which was paid on July 1, 2016, to stockholders of record June 3, 2016.

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

RECENT DEVELOPMENTS

We reported net income of $3.4 million, $3.3 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On September 30, 2015 we acquired privately held SSM, now known as Evolving Systems NC, Inc., a provider of real time analytics and marketing solutions to wireless carriers, for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure SSM’s representations and warranties in the agreement.  SSM’s software solution platform, RLM, enables carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time.  RLM is included as a component of our Mobile Marketing Solutions (“MMS”) product suite in license fees and service revenue and customer support revenue.  The final payment has not been made as of the date this Form 10-K was filed due to pending resolution of outstanding claims.

We declared and paid a $0.11 cash dividend per share in the first and second quarters of 2016.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2016 and 2015 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2016 vs. 2015	2015 vs. 2014
Revenue	$(753)	$(954)
Costs of revenue and operating expenses	(1,318)	(1,219)
Operating gain	$565	$265

The net effect of our foreign currency translations for the year ended December 31, 2016 was a $0.8 million decrease in revenue and a $1.3 million decrease in operating expenses versus the year ended December 31, 2015 due to a stronger U.S. dollar on average during the year 2016. The net effect of our foreign currency translations for the year ended December 31, 2015 was a $1.0 million decrease in revenue and a $1.2 million decrease in operating expenses versus the year ended December 31, 2014 due to a stronger U.S. dollar on average during the year 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	Change	2015	2014	Change
REVENUE
License fees	$2,873	$3,161	$(288)	$3,161	$5,027	$(1,866)
Services	21,905	22,415	(510)	22,415	24,653	(2,238)
Total revenue	24,778	25,576	(798)	25,576	29,680	(4,104)

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	5,297	6,449	(1,152)	6,449	7,648	(1,199)
Sales and marketing	4,965	5,844	(879)	5,844	5,734	110
General and administrative	3,855	4,003	(148)	4,003	3,638	365
Product development	3,014	3,847	(833)	3,847	3,643	204
Depreciation	259	314	(55)	314	246	68
Amortization	783	266	517	266	95	171
Restructuring	1,010	533	477	533	237	296
Total costs of revenue and operating expenses	19,183	21,256	(2,073)	21,256	21,241	15
Income (loss) from operations	5,595	4,320	1,275	4,320	8,439	(4,119)

Interest income	6	18	(12)	18	19	(1)
Interest expense	(340)	(121)	(219)	(121)	(17)	(104)
Other income (expense)	183	—	183	—	(27)	27
Foreign currency exchange loss	(552)	(6)	(546)	(6)	(9)	3
Other (expense) income, net	(703)	(109)	(594)	(109)	(34)	(75)

Income before income taxes	4,892	4,211	681	4,211	8,405	(4,194)
Income tax expense	1,457	915	542	915	2,797	(1,882)
Net income	$3,435	$3,296	$139	$3,296	$5,608	$(2,312)

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2016	2015	2014
REVENUE
License fees	12%	12%	17%
Services	88%	88%	83%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	21%	25%	25%
Sales and marketing	20%	23%	19%
General and administrative	16%	16%	12%
Product development	12%	15%	12%
Depreciation	1%	1%	1%
Amortization	3%	1%	0%
Restructuring and other recovery	4%	2%	1%
Total costs of revenue and operating expenses	77%	83%	70%

Income from operations	23%	17%	30%

Other income (expense)
Interest income	0%	0%	0%
Interest expense	(2)%	(1)%	(0)%
Other (expense) income	1%	—%	(1)%
Foreign currency exchange loss	(2)%	(0)%	(0)%
Other (expense) income, net	(3)%	(1)%	(1)%

Income before income taxes	20%	16%	29%
Income tax expense	6%	3%	10%
Net income	14%	13%	19%

Revenue

Revenue is comprised of license fees and services.  License fees represent the fees we receive from the licensing of our software products. Services revenue are services directly related to the delivery of the licensed product as well as integration services, managed services, SaaS services, time and materials work and customer support services.  Customer support services includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

License Fees

License fees revenue decreased 9%, or $0.3 million to $2.9 million for the year ended December 31, 2016 compared to $3.2 million for the year ended December 31, 2015.  The decrease in license fee revenue is primarily related to lower First User Activations (“FUAs”) offset by an increase of initial license sales.

License fees revenue decreased 37%, or $1.8 million to $3.2 million for the year ended December 31, 2015 compared to $5.0 million for the year ended December 31, 2014.  The decrease in license fee revenue is primarily due to lower FUAs and the initial licensing of our software products.

Services

Services revenue decreased 2%, or $0.5 million, to $21.9 million for the year ended December 31, 2016 from $22.4 million for the year ended December 31, 2015.  The decrease in services revenue is due to a decline in fixed-price services from customization required of our software products offset by an increase of our customer support and managed services revenue due to Evolving Systems NC, which was acquired on September 30, 2015.

Services revenue decreased 9%, or $2.2 million, to $22.4 million for the year ended December 31, 2015 from $24.6 million for the year ended December 31, 2014.  The decrease in services revenue is primarily due to a decline in our fixed-price services due to fewer customizations our software products and SaaS services.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $5.3 million, $6.4 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Costs of revenue decreased 18%, or $1.1 million, to $5.3 million for the year ended December 31, 2016 from $6.4 million for the year ended December 31, 2015.  The decrease in costs was primarily the result of lower embedded software expense, reduced headcount, and travel, due to lower revenue during the period partially offset by increased expenses related to the operations of Evolving Systems NC.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 21% for the year ended December 31, 2016 from 25% for the year ended December 31, 2015.  The decrease in costs as a percentage of revenue is primarily related to the aforementioned reduction in costs of revenue which exceeded the decrease in revenue during the period.

Costs of revenue decreased 16%, or $1.2 million, to $6.4 million for the year ended December 31, 2015 from $7.6 million for the year ended December 31, 2014.  The decrease in costs was primarily the result of lower embedded software expense, fewer service project hours, incentive compensation and travel, due to lower revenue in the period partially offset by increased expenses related to the operations of Evolving Systems NC. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, remained at 25% for the years ended December 31, 2015 and 2014.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses decreased 15%, or $0.9 million, to $5.0 million for the year ended December 31, 2016 from $5.8 million for the year ended December 31, 2015.  The decrease in costs is primarily related to partner fees, reduced employees and lower travel expenses offset by increased sales operations expenses related to Evolving Systems NC.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2016 decreased to 20% from 23% for the year ended December 31, 2015.  The decrease as a percentage of revenue is due to the aforementioned reduction in expenses.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management.  General and administrative expenses decreased 4%, or $0.1 million, to $3.9 million for the year ended December 31, 2016 from $4.0 million for the year ended December 31, 2015.  The decrease for the period was primarily due to a decline of professional fees related to merger and acquisition activities and lower travel expense, offset by increased general and administrative expenses related to Evolving Systems NC and an allowance placed on uncollectible accounts receivables.  As a percentage of total revenue, general and administrative expenses remained at 16% for the years ended December 31, 2016 and 2015.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development.  Product development expenses decreased 22%, or $0.8 million, to $3.0 million for the year ended December 31, 2016 from $3.8 million for the year ended December 31, 2015.  The decrease in costs was related to reduced headcount partially offset by expenses from Evolving Systems NC product development department.  As a percentage of total revenue, product development expenses decreased to 12% for the year ended December 31, 2016 from 15% for the year ended December 31, 2015.  The decrease in expenses as a percentage of revenue is related to the aforementioned decrease of expenses during the period.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 18%, or $0.1 million, to $0.2 million for the year ended December 31, 2016 from $0.3 million for the year ended December 31, 2015.  The decrease of expense was due to lower capital purchases in the current period and older assets becoming fully depreciated.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2016 and 2015.

Depreciation expenses increased 28%, or $0.1 million, to $0.3 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014.  The increase of expense was due to capital improvements on internal systems in 2015.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2015 and 2014.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems U.K., Evolving Systems Labs and Evolving Systems NC.  Amortization expense increased 194%, or $0.5 million to $0.8 million for the year ended December 31, 2016 from $0.3 million for the year ended December 31, 2015.  The increase in amortization expense was due to the amortization expense of the intangible assets relating to the acquisition of Evolving Systems NC on September 30, 2015.  As a percentage of revenue, amortization expense increased to 3% for the year ended December 31, 2016 from 1% for the year ended December 31, 2015.   The increase of amortization expense as a percentage of total revenue is due to the aforementioned increase of expense.

Amortization expense increased 180%, to $0.3 million for the year ended December 31, 2015 from $0.1 million for the year ended December 31, 2014.  The increase in amortization expense was due to the amortization expense of the intangible assets relating to the acquisition of Evolving Systems NC.  As a percentage of revenue, amortization expense increased to 1% for the year ended December 31, 2015 from less than 1% for the year ended December 31, 2014.  The increase of amortization expense as a percentage of total revenue is due to the aforementioned increase of expense.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce involving the termination of employees.  Restructuring increased 90%, or $0.5 million, to $1.0 million for the year ended December 31, 2016 from $0.5 million for the year ended December 31, 2015.  Restructuring expense for the years ended December 31, 2016 and 2015 related to the acquisition of Evolving Systems NC.  As a percentage of revenue, restructuring expense increased to 4% for the year ended December 31, 2016 from 2% for the year ended December 31, 2015.  The increase of restructuring expense as a percentage of total revenue is due to the aforementioned increase of expense and lower revenue.

Restructuring expense increased to $0.5 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014.  Restructuring expense for the year ended December 31, 2015 related to the acquisition of Evolving Systems NC and for the year ended December 31, 2014 was a result of the acquisition of Evolving Systems, Labs.  As a percentage of revenue, restructuring expense increased to 2% for the year ended December 31, 2015 from 1% for the year ended December 31, 2014.  The increase of restructuring expense as a percentage of total revenue is due to the aforementioned increase of expense and lower revenue.

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased 67%, or $12,000, to $6,000 for the year ended December 31, 2016 from $18,000 for the year ended December 31, 2015.

Interest income decreased 5%, or $1,000, to $18,000 for the year ended December 31, 2015 from $19,000 for the year ended December 31, 2014.

Interest Expense

Interest expense includes interest expense on our term loan, revolving line of credit and capital lease obligations as well as amortization of debt issuance costs.  Interest expense for the year ended December 31, 2016 increased 181%, or $0.2 million, to $0.3 million as compared to $0.1 million for the year ended December 31, 2015.  This increase in interest expense was due to a larger principal balance from our term loan and revolving line of credit related to the acquisition of Evolving Systems NC.  Refer to Note 5, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Term loan.

Interest expense for the year ended December 31, 2015 increased 612%, or $0.1 million, to $0.1 million as compared to $17,000 for the year ended December 31, 2014.  This increase was due to the interest expense from our revolving line of credit for the initial payment of the acquisition of Evolving Systems NC.

Loss on Foreign Exchange Transactions

Loss on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss increased 9,100%, or $0.6 million, to $0.6 million for the year ended December 31, 2016 compared to a $6,000 loss for the year ended December 31, 2015.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries of which the loss was primarily related to Evolving Systems U.K. contract receivables.

The foreign currency transaction loss of $6,000 for the year ended December 31, 2015 compared to a $9,000 loss for the year ended December 31, 2014 resulted in a year over year gain of 33% or $3,000.  The net loss was generated through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Income Tax Expense

We recorded income tax expense of $1.5 million, $0.9 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The net expense during year ended December 31, 2016 consisted of current income tax expense of $1.5 million and a net deferred tax benefit of ($24,000). The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was related primarily to the reduction of deferred tax liabilities related to intangible assets incurred due to the acquisition of Evolving Systems NC. Refer to Note 6, Income Taxes, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the foreign tax credit.

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

Our effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 30%, 22% and 33%, respectively.  The effective tax rate increased in 2016 compared to 2015 due to aforementioned foreign tax credits utilized in 2015.  The effective tax rate decreased during 2015 due to the aforementioned foreign tax credits and lower profits. The effective tax rate increased in 2014 primarily attributable to higher profits from our U.K. subsidiary.

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

The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2016. Undistributed foreign earnings for the year ended December 31, 2016 are approximately $1.0 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2016 and 2015, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $8.0 million at December 31, 2016 reflects an increase of $4.5 million from our working capital position of $3.5 million at December 31, 2015.  The increase is primarily related to the $10.0 million borrowed on our short term revolving line of credit to fund the initial payment of the acquisition of Evolving Systems NC, which was converted to a long-term loan in 2016, and decreases in our accounts receivable and unbilled work-in-progress offset by an increase in our current term loan balance, deferred revenue and tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2016, our principal sources of liquidity were $7.6 million in cash and cash equivalents and $5.9 million in contract receivables, net of allowances.  On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%.  As of December 31, 2016, the U.S.A. Prime Rate was 3.75%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate a Revolving Facilities Loan and Security Agreement with East West Bank totaling $10.0 million.  The Term Loan matures on January 1, 2020.  As of the date this Form 10-K was filed, we are in compliance with our covenants.

Net cash provided by (used in) operating activities for the year ended December 31, 2016, 2015 and 2014 was $6.9 million, $2.2 million and ($0.4) million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2016 was primarily due to higher collections of contract receivables and decreased unbilled work-in-progress as-well-as increases in accounts payable and accrued liabilities and unearned revenue.

The increase in cash provided by operating activities for the year ended December 31, 2015 was primarily due to higher billings and collections of contract receivables partially offset by decreases in accounts payable and accrued liabilities and unearned revenue.

Net cash used in investing activities was $0.1 million, $9.2 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Cash used in investing activities for the year ended December 31, 2016 was related to the purchase of property and equipment.  During 2016, 2015 and 2014, we purchased $0.1 million, $0.2 million and $0.6 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.

Cash used in investing activities for the year ended December 31, 2015 was related to the acquisition of Evolving Systems NC and purchase of property and equipment.  Refer to Note 2, Acquisition, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the acquisition.

Net cash provided by (used in) financing activities was ($6.6) million, $5.9 million and ($3.2) million for the years ended December 31, 2016, 2015 and 2014, respectively.  The net cash used by financing activities as of December 31, 2016 is due to proceeds from the term loan of $6.0 million, which was used along with $4.0 million of cash-on-hand to pay off the revolving line of credit of $10.0 million and $2.6 million paid for dividends.

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

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2016 of $7.6 million;

•                  Our working capital balance of $8.0 million;

•                  Our ability to historically generate positive operating cash flows;

•                  Our planned capital expenditures of less than $1.0 million during 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2016, 2015 and 2014, the effect of exchange rate changes resulted in a ($1.1) million decrease,  ($0.3) million decrease and a $0.2 million increase to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2016, which are comprised of a capital lease and operating leases (in thousands).

	Payments due by period
	Total	2017	2018	2019	2020	2021
Capital lease	$1	$1	$—	$—	$—	$—
Operating leases	1,011	544	325	142	—	—
Total commitments	$1,012	$545	$325	$142	$—	$—

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

Revenue Recognition

We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services.  The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.  When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have vendor specific objective evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

We recognize revenue from our managed services contracts primarily ratably over the service contract period.  On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract.  Revenue for this type of managed service contract is recognized using the proportional performance method of accounting.

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

We performed our annual goodwill impairment test as of July 31, 2016, at which time we had $21.5 million of goodwill included in the following reporting units, License and Services (“L&S”) - U.S. of $6.3 million, U.K. of $6.1 million, India of $0.2 million and Customer Support (“CS”) — U.S. of $1.5 million and U.K. of $7.4 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2016 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10K was filed which impacts our assumptions on the determination of the fair value of our goodwill.

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

We did not capitalize any internal software development costs during the years ended December 31, 2016, 2015, or 2014. In addition, we did not have any capitalized internal software development costs included in our December 31, 2016 and 2015 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  As of December 31, 2016 we had $6.0 million outstanding under our term loan, which under the loan bears interest at variable rates.  Refer to Note 5, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Term loan.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2016	2015
British pound sterling	0.81103	0.67495
Indian rupee	67.95500	66.15844

	For the Years Ended December 31,
Average rates:	2016	2015	2014
British pound sterling	0.74067	0.65442	0.60724
Indian rupee	67.19148	64.14862	61.14301

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Evolving Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolving Systems, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 28, 2017

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,614	$8,400
Contract receivables, net of allowance for doubtful accounts of $221 and $83 at December 31, 2016 and December 31, 2015, respectively	5,867	7,727
Unbilled work-in-progress	3,376	4,158
Prepaid and other current assets	1,553	1,459
Total current assets	18,410	21,744
Property and equipment, net	546	560
Amortizable intangible assets, net	4,200	4,983
Goodwill	20,599	23,142
Total assets	$43,755	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1	$5
Revolving Line of credit	—	10,000
Term Loan - Current	1,997	—
Accounts payable and accrued liabilities	4,274	4,607
Income taxes payable	617	324
Unearned revenue	3,532	3,330
Total current liabilities	10,421	18,266
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term Loan, net of current portion	4,000	—
Total liabilities	14,421	18,267

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,086,280 shares issued and 11,907,391 outstanding as of December 31, 2016 and 11,970,731 shares issued and 11,791,842 outstanding as of December 31, 2015	12	12
Additional paid-in capital	97,744	97,418
Treasury stock 178,889 shares, at December 31, 2016 and December 31, 2015, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(9,992)	(5,999)
Accumulated deficit	(57,177)	(58,016)
Total stockholders’ equity	29,334	32,162
Total liabilities and stockholders’ equity	$43,755	$50,429

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	For the Years Ended December 31,
	2016	2015	2014
REVENUE
License fees	$2,873	$3,161	$5,027
Services	21,905	22,415	24,653
Total revenue	24,778	25,576	29,680

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	5,297	6,449	7,648
Sales and marketing	4,965	5,844	5,734
General and administrative	3,855	4,003	3,638
Product development	3,014	3,847	3,643
Depreciation	259	314	246
Amortization	783	266	95
Restructuring	1,010	533	237
Total costs of revenue and operating expenses	19,183	21,256	21,241

Income from operations	5,595	4,320	8,439

Other income (expense)
Interest income	6	18	19
Interest expense	(340)	(121)	(17)
Other (expense) income	183	—	(27)
Foreign currency exchange loss	(552)	(6)	(9)
Other (expense) income, net	(703)	(109)	(34)

Income before income taxes	4,892	4,211	8,405
Income tax expense	1,457	915	2,797
Net income	$3,435	$3,296	$5,608

Basic income per common share - net income	$0.29	$0.28	$0.48

Diluted income per common share - net income	$0.29	$0.28	$0.47

Cash dividends declared per common share	$0.22	$0.44	$0.42

Weighted average basic shares outstanding	11,845	11,693	11,642
Weighted average diluted shares outstanding	11,961	11,935	11,926

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$3,435	$3,296	$5,608

Other comprehensive income:
Foreign currency translation loss	(3,993)	(1,465)	(1,518)

Comprehensive (loss) income	$(558)	$1,831	$4,090

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2013	11,600,618	$12	$93,895	$(1,253)	$(3,016)	$(56,903)	$32,735
Stock option exercises	56,186	—	245	—	—	—	245
Common Stock issued pursuant to the Employee Stock Purchase Plan	7,352	—	55	—	—	—	55
Stock-based compensation expense	—	—	401	—	—	—	401
Issuance of common stock related to acquisition	1,832	—	19	—	—	—	19
Excess tax benefits from stock-based compensation	—	—	1,390	—	—	—	1,390
Restricted stock issuance, net of cancellations	(1,313)	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(4,883)	(4,883)
Net income	—	—	—	—	—	5,608	5,608
Foreign currency translation adjustment	—	—	—	—	(1,518)	—	(1,518)
Balance at December 31, 2014	11,664,675	$12	$96,005	$(1,253)	$(4,534)	$(56,178)	$34,052
Stock option exercises	99,897	—	243	—	—	—	243
Common Stock issued pursuant to the Employee Stock Purchase Plan	8,302	—	57	—	—	—	57
Stock-based compensation expense	—	—	317	—	—	—	317
Excess tax benefits from stock-based compensation	—	—	796	—	—	—	796
Restricted stock issuance, net of cancellations	18,968	—	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—	(5,134)	(5,134)
Net income	—	—	—	—	—	3,296	3,296
Foreign currency translation adjustment	—	—	—	—	(1,465)	—	(1,465)
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162
Stock option exercises	112,185	—	51	—	—	—	51
Common Stock issued pursuant to the Employee Stock Purchase Plan	3,364	—	16	—	—	—	16
Stock-based compensation expense	—	—	259	—	—	—	259
Common stock cash dividends	—	—	—	—	—	(2,596)	(2,596)
Net income	—	—	—	—	—	3,435	3,435
Foreign currency translation adjustment	—	—	—	—	(3,993)	—	(3,993)
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,435	$3,296	$5,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	259	314	246
Amortization of intangible assets	783	266	95
Amortization of debt issuance costs	32	14	15
Stock based compensation	259	317	401
Gain on earn-out from acquisition of Telespree	(178)	—	—
Unrealized foreign currency transaction losses, net	552	6	9
Provision for doubtful accounts	150	41	—
Benefit from deferred income taxes	(24)	(1,123)	(282)
Change in operating assets and liabilities:
Contract receivables	643	2,202	(3,398)
Unbilled work-in-progress	204	721	(2,977)
Prepaid and other assets	(182)	(120)	(214)
Accounts payable and accrued liabilities	276	(2,305)	985
Unearned revenue	687	(1,404)	(888)
Net cash provided by (used in) operating activities	6,896	2,225	(400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(61)	(198)	(588)
Business combinations, net of cash	—	(9,014)	—
Restricted cash	—	—	24
Net cash used in investing activities	(61)	(9,212)	(564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(5)	(5)	(8)
Proceeds from revolving line of credit	—	10,000	—
Payments of the revolving line of credit	(10,000)	—	—
Proceeds from the term loan	6,000	—	—
Payments for debt issuance costs	(20)	—	—
Common stock cash dividends	(2,596)	(5,143)	(4,883)
Excess tax benefits from stock-based compensation	—	797	1,390
Proceeds from the issuance of stock	67	300	300
Net cash provided by (used in) financing activities	(6,554)	5,949	(3,201)

Effect of exchange rate changes on cash	(1,067)	(343)	161

Net decrease in cash and cash equivalents	(786)	(1,381)	(4,004)
Cash and cash equivalents at beginning of year	8,400	9,781	13,785
Cash and cash equivalents at end of year	$7,614	$8,400	$9,781

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$312	$107	$1
Income taxes paid	1,270	2,089	182
Common stock dividends declared	2,636	5,221	4,966
Property and equipment purchased and included in accounts payable	244	1	191
Issuance of common stock related to acquisition	—	—	19

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions that provide a variety of service activation and provisioning functions.  In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on recurring managed services with performance fees.  Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

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

We believe the addition of SSM’s RLM product to our existing service activation and data enablement products will produce a powerful platform for wireless carriers. A product suite which we refer to as our Mobile Marketing Solutions (“MMS”) will provide sophisticated, highly tailored mobile campaigns which can be executed based on critical subscriber data captured during the initial activation experience (DSA and RLM) as well as in-life subscriber usage via MDE.  We see the opportunity to leverage our technology to provide MNOs with sophisticated mobile marketing campaigns that will extend beyond voice, text and data usage campaigns and provide marketing services that will assist MNOs to market services that include retail mobile marketing, gaming and streaming video as well as social media based campaigns.

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

Reclassifications - Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Revenue Recognition – We recognize revenue when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue from two primary sources: license fees and services.   The majority of our license fees and services revenue is generated from fixed-price contracts, which provide for licenses to our software products and services to customize such software to meet our customers’ use.   When the customization services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage-of-completion method of accounting. In these types of arrangements, we do not typically have vendor specific objective evidence (“VSOE”) of fair value on the license fee/services portion (services are related to customizing the software) of the arrangement due to the large amount of customization required by our customers; however, we do have VSOE for the warranty/maintenance services based on the renewal rate of the first year of maintenance in the arrangement. The license/services portion is recognized using the percentage-of-completion method of accounting and the warranty/maintenance services are separated based on the renewal rate in the contract and recognized ratably over the warranty or maintenance period. We estimate the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours and recognize revenue based on the percent complete multiplied by the contract amount allocated to the license fee/services.  Since estimated direct labor hours, and changes thereto, can have a significant impact on revenue recognition, these estimates are critical and we review them regularly. If the arrangement includes a customer acceptance provision, the hours to complete the acceptance testing are included in the total estimated direct labor hours; therefore, the related revenue is recognized as the acceptance testing is performed. Revenue is not recognized in full until the customer has provided proof of acceptance on the arrangement.  Generally, our contracts are accounted for individually. However, when certain criteria are met, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts. We record amounts billed in advance of services being performed as unearned revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts. All such amounts are expected to be billed and collected within 12 months.

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

We recognize revenue from our managed services contracts primarily ratably over the service contract period.  On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract.  Revenue for this type of managed service contract is recognized using the proportional performance method of accounting.

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

Comprehensive Income (Loss) - Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

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

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2016	Allowance for doubtful accounts	$83	$150	$—	$(12)	$221
2015	Allowance for doubtful accounts	$43	$41	$—	$(1)	$83
2014	Allowance for doubtful accounts	$73	$—	$(25)	$(5)	$43

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in- Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2016	Allowance for unbilled work-in-progress	$—	$—	$—	$—	$—
2015	Allowance for unbilled work-in-progress	$306	$—	$(306)	$—	$—
2014	Allowance for unbilled work-in-progress	$317	$—	$—	$(11)	$306

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

For the years ended December 31, 2016 and 2015, no significant customer exceeded the threshold (defined as contributing at least 10%) of revenue from continuing operations.  For the year ended December 31, 2014, two significant customers accounted for 24% (13% and 11%) of revenue from continuing operations.  These customers are large telecommunications operators in Europe and Mexico.

As of December 31, 2016 no customers accounted for 10% of contract receivables and unbilled work-in-progress.  As of December 31, 2015, two significant customers accounted for approximately 36% (25% and 11%) of contract receivables and unbilled work-in-progress.  These customers are large telecommunications operators in Africa and Europe.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our funds not under any FDIC program were $6.3 million and $7.3 million as of December 31, 2016 and 2015, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the three years ended December 31, 2016. In addition, we did not have any capitalized internal software development costs included in our December 31, 2016 and 2015 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Recent Accounting Pronouncements —In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”.  This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders.  The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”.  The amendments in this Update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted.  In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” Topic 606: “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  The amendments in this Update address narrow-scope improvements to the guidance on loan guarantee fees, contract cost-impairment testing, contract costs-interaction of impairment testing with guidance in other topics, provision for losses on construction-type and production-type contracts, scope of topic 606 to exclude all contracts that are within the scope of Topic 944, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry and cost capitalization for advisors to private funds and public funds. The Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.  This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

NOTE 2 — ACQUISITION

On September 30, 2015 we acquired privately held RateIntegration, Inc. d/b/a Sixth Sense Media (“SSM”), now known as Evolving Systems NC for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one year anniversary of the transaction of $250,000, with such payment being available to secure

SSM’s representations and warranties in the agreement.  This payment has not been paid to date due to SSM’s representations and warranties not as yet being fully satisfied.

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

We recorded $4.6 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately seven years and are amortizing the value of the trade name, technology, non-competition and customer relationships over an estimated useful life of 2, 8, 2 and 7 years, respectively.  We recorded $0.9 million of amortization expense related to the acquired intangible assets during the period from September 30, 2015 through December 31, 2016.

The $5.4 million of goodwill was assigned to the license and service segment and $1.5 million was assigned to the customer support segment.  The goodwill recognized is attributed primarily to expected synergies and the assembled workforce of SSM.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of SSM.

Intangible assets related to the Evolving Systems NC’s acquisition as of December 31, 2016 were as follows (in thousands):

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$1,679	$262	$1,417	8 yrs
Trademarks and tradenames	122	76	46	2 yrs
Non-competition	33	21	12	2 yrs
Customer relationships	2,808	502	2,306	7 yrs
	$4,642	$861	$3,781	7.19 yrs

Pro Forma

Evolving Systems NC, Inc. contributed revenues of $5.1 million and net income of $1.2 million for the twelve months ended December 31, 2016 and revenue of $1.4 million and net income of $0.3 million from the acquisition date of September 30, 2015 through December 31, 2015.  The following unaudited pro forma financial information reflects the consolidated results of operations of as if the acquisition of SSM had taken place on January 1, 2016 and 2015. The pro forma information includes adjustments for the amortization of intangible assets. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands).

	Year Ended December 31,
	2016	2015
		(unaudited)
Revenue	$24,778	$30,190
Earnings	3,435	3,645

SSM did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance as of December 31, 2014	$17,010
Goodwill acquired during the year	6,949
Acquired goodwill adjusted during the year	(32)
Effects of changes in foreign currency exchange rates (1)	(785)
Balance as of December 31, 2015	$23,142
Effects of changes in foreign currency exchange rates (1)	(2,543)
Balance as of December 31, 2016	$20,599

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

We performed our annual goodwill impairment test as of July 31, 2016, at which time we had $21.5 million of goodwill included in the following reporting units, License and Services (“L&S”) - U.S. of $6.3 million, U.K. of $6.1 million, India of $0.2 million and Customer Support (“CS”) — U.S. of $1.5 million and U.K. of $7.4 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2016 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10-K was filed which impacts our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs and Evolving Systems NC on a straight-line basis over their estimated lives ranging from one to eight years.  As of December 31, 2016 and December 31, 2015, identifiable intangibles were as follows (in thousands):

	December 31, 2016			December 31, 2015			Weighted-
			Net			Net	Average
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period
Purchased software	$2,118	$436	$1,682	$2,118	$171	$1,947	7.3 yrs
Trademarks and tradenames	185	116	69	185	43	142	2.6 yrs
Non-competition	33	21	12	33	4	29	2.0 yrs
Customer relationships	3,024	587	2,437	3,024	159	2,865	6.8 yrs
	$5,360	$1,160	$4,200	$5,360	$377	$4,983	6.8 yrs

Amortization expense of identifiable intangible assets was $0.8 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2016 was as follows (in thousands):

Year ending December 31,
2017	$764
2018	703
2019	693
2020	693
2021	679
Thereafter	668
$4,200

NOTE 4 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2016	2015
Property and equipment:
Computer equipment and purchased software	$4,781	$4,814
Furniture, fixtures and leasehold improvements	1,107	1,155
	5,888	5,969
Less accumulated depreciation	(5,342)	(5,409)
	$546	$560

	December 31,
	2016	2015
Assets acquired under capital lease:
Original book value	$24	$24
Accumulated amortization	(23)	(18)
Net book value	$1	$6

Depreciation expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Included in computer equipment and purchased software at December 31, 2016 and 2015 are assets under capital lease. Depreciation expense related to assets under capital leases was $5,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015
Accounts payable and accrued liabilities:
Accounts payable	$628	$716
Accrued liabilities	2,649	2,698
Accrued compensation and related expenses	997	1,193
	$4,274	$4,607

NOTE 5 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%.  As of December 31, 2016, the U.S.A. Prime Rate was 3.75%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate a Revolving Facilities Loan and Security Agreement with East West Bank totaling $10.0 million.  The Term Loan matures on January 1, 2020.

The Term Loan includes negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. Outstanding amounts under the Term Loan may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

As of December 31, 2016, we are in compliance with the covenants and have a $6.0 million balance under the Term Loan net of approximately $3,000 debt issuance costs.  The proceeds from the borrowings against the facilities were used for the initial payment for the SSM acquisition agreement on September 30, 2015.

NOTE 6 - INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

Domestic	$(2,928)	$(2,948)	$(1,274)
Foreign	7,820	7,159	9,679
Total	$4,892	$4,211	$8,405

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(112)	$789	$1,468
Foreign	1,483	1,174	1,637
State	110	76	(26)
Total current	1,481	2,039	3,079
Deferred:
Federal	(60)	(1,023)	(301)
Foreign	43	16	19
State	(7)	(117)	0
Total deferred	(24)	(1,124)	(282)
Total	$1,457	$915	$2,797

As of December 31, 2014, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $2.3 million.  As of December 31, 2016 and 2015 we had no Federal NOL carryforwards remaining.  As of December 31, 2016 and 2015, we had state NOL’s of approximately $17.5 million and $17.4 million, respectively.  The state NOL carryforwards expire at various times beginning in 2018 and ending in 2036.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018 and Alternative Minimum Tax (“AMT”) credits of $0.8 million which may expire at various times beginning in 2028 and ending in 2034.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regimes found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As a result, the company had approximately $2.8 million of FTC’s to carryforward into 2015 and subsequent years as a deferred tax asset.  As of December 31, 2016, our FTC deferred tax asset balance was approximately $4.4 million.

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Foreign tax credits carryforwards	$4,360	$3,667
Net operating loss carryforwards - State	544	540
Research and development credits	303	303
Equity compensation	561	686
AMT credit	770	770
Depreciable assets	71	110
Accrued liabilities and reserves	124	340
Total deferred tax assets	6,733	6,416

Deferred tax liabilities:
Intangibles	(1,339)	(1,512)
Undistributed foreign earnings	(662)	(666)
Accrued liabilities and reserves	—	(23)
Total deferred tax liability	(2,001)	(2,201)

Net deferred tax assets, before valuation allowance	4,732	4,215
Valuation allowance	(4,732)	(4,215)
Net deferred tax asset	$—	$—

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. As of December 31, 2016 and 2015, there was a net deferred tax liability of ($1.3) million and a net deferred tax liability of ($1.5) million, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We continue to maintain a full valuation allowance on the domestic net deferred tax asset, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, AMT credits and research and development credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

U.S. federal income tax expense at statutory rates	$1,854	$2,392	$4,595
State income tax expense, net of federal impact	54	—	542
Foreign Tax Credit	(874)	(3,667)	—
Foreign rate differential	(1,331)	(449)	(1,452)
Foreign deemed dividends	1,515	939	1,783
Undistributed foreign earnings	0	(221)	—
Change in valuation allowance	517	2,415	(1,971)
Research and development expenses	(604)	(1,096)	(867)
Foreign taxes	0	314	53
Section 78 Gross-up	457	371	—
Permanent differences and other, net	(131)	(83)	114
Total tax expense	$1,457	$915	$2,797

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2016 and 2015, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable may be reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2016 and 2015, which would be reflected as an increase to additional paid-in capital.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the United Kingdom, Germany and India.  Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

During 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems which is used primarily for product development and customer service and support.  The Company has the intent and current ability to indefinitely reinvest profits of Evolving Systems India for the year ended December 31, 2016. Undistributed foreign earnings for the year ended December 31, 2016 are approximately $1.0 million. Repatriation to the U.S. in the form of dividend distributions from the India controlled foreign subsidiary would give rise to taxation.

Two Indian subsidiaries of SSM were acquired pursuant to the terms of the Agreement and Plan of Merger dated September 30, 2015.  We have reason to believe there is uncertainty related to the lack of historical US International reporting for these two foreign subsidiaries, and are in the process of determining whether either or both of these subsidiaries are controlled foreign corporations (“CFCs”) within the meaning of the Internal Revenue Code and related Regulations, or if a “check-the-box” election has taken place to effectively treat one or both of these subsidiaries as disregarded entities for US federal tax reporting purposes. The Company is in the process of obtaining pertinent information to assess the degree of uncertainty and to quantify related costs or liabilities.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock Dividends

Our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 15, 2016, which was paid April 1, 2016, to stockholders of record March 28, 2016.  On May 3, 2016, our Board of Directors declared a second quarter cash dividend of $0.11 per share, which was paid on July 1, 2016, to stockholders of record June 3, 2016.  There were no accrued dividends as of December 31, 2016.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our term loan facility or any other credit facility then in effect.

Treasury Stock

Beginning on May 20, 2011, and continuing through December 31, 2014, we had the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $5.0 million.  The size and timing of such purchases, if any, was based on market and business conditions as well as other factors.  We were not obligated to purchase any shares.  The re-purchase program expired on December 31, 2014.

From the inception of the plan through December 31, 2014, we purchased 178,889 shares of our common stock for $1.3 million or an average price of $6.97 per share.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

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

NOTE 8 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cost of revenue, excluding depreciation and amortization	$39	$82	$81
Sales and marketing	28	36	31
General and administrative	119	112	181
Product development	73	87	108
Total share based compensation	$259	$317	$401

Stock Option/Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000.  In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.    Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants, expire no more than ten years from the date of grant.  At December 31, 2016 and 2015, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan.  Of the shares available as of December 31, 2016 and 2015, 0.2 million shares were reserved for acquisitions.  At December 31, 2016 and 2015, 0.7 million and 0.8 million options were issued and outstanding under the 2007 Stock Plan, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At December 31, 2016, no awards have been granted under the 2016 Stock Plan.

During the year ended December 31, 2015 we awarded a total of 20,000 shares of restricted stock to members of our senior management. No shares of restricted stock were awarded during the year ended December 31, 2016.  During the years ended December 31, 2016 and 2015, approximately 5,000 and 94 shares of restricted stock vested, respectively.  There were forfeitures of approximately 1,000 shares of restricted stock during year ended December 31, 2015 and no forfeitures during the year ended December 31, 2016. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $30,000, $8,000 and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively for restricted stock.  In March 2017, we awarded 542,000 shares of restricted stock to our Board of Directors and senior management team which includes 216,800 shares subject to achievement of annual performance goals established by our Board of Directors.  The options vest over four years.  These shares are included in the March 23, 2017 number of Common Stock outstanding shares referenced on the cover of this Annual Report on Form 10-K.

The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected term (years)	6.0	6.0	5.9
Risk-free interest rate	1.32%	1.37%	1.69%
Expected volatility	36.81%	42.01%	55.88%
Expected dividend yield	7.2%	6.4%	4.0%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2016 and 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2014	630	$4.94	5.69	$2,959
Options granted	331	$7.13
Less options forfeited	(27)	$9.39
Less options exercised	(100)	$2.43
Options outstanding at December 31, 2015	834	$5.97	6.94	$957
Options granted	158	$5.31
Less options forfeited	(196)	$7.47
Less options exercised	(112)	$1.14
Options outstanding at December 31, 2016	684	$6.17	7.30	$139

Options exercisable at December 31, 2016	369	$6.12	6.02	$139

The following is a summary of stock options outstanding under the plans as of December 31, 2016:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted Avg.
			Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of			Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices			(in thousands)	(years)	Price	(in thousands)	Price
$0.01	-	$1.34	22	1.88	$0.38	22	$0.38
$2.80	-	$2.86	16	2.92	$2.86	16	$2.86
$3.20	-	$3.72	86	3.01	$3.69	86	$3.69
$4.09	-	$5.80	168	8.82	$5.22	37	$4.87
$6.00	-	$6.63	227	8.44	$6.06	88	$6.15
$7.70	-	$10.90	165	7.60	$9.72	120	$9.75
			684	7.30	$6.17	369	$6.12

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $0.84, $1.60 and $3.80 respectively.

As of December 31, 2016, there were approximately $0.4 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 2.5 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.3 million and $0.4 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2016, 2015 and 2014 was $0.3 million.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $11,000, $19,000 and $15,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash received from stock option exercises was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2016, resulted in approximately 93,782 shares issued and 32,502 options cancelled in settlement of shares issued.

Net settlement exercises during the year ended December 31, 2014, resulted in approximately 7,094 shares issued and 26,376 options cancelled in settlement of shares issued.  There were no net settlement exercises during the year ended December 31, 2015.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2016, there were approximately 51,000 shares available for purchase. For the years ended December 31, 2016, 2015 and 2014, we recorded compensation expense of $2,000, $13,000 and $17,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2016	2015	2014
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.26%	0.07%	0.03%
Expected volatility	41.65%	39.58%	40.92%
Expected dividend yield	6.7%	6.3%	4.5%

Cash received from employee stock plan purchases was approximately $7,000, $53,000 and $68,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  We issued shares related to the ESPP of approximately 2,000, 9,000 and 9,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

During 2016, 2015 and 2014, we recorded a consolidated expense of $0.3 million, $0.4 million and $0.4 million, under the aforementioned plans, respectively.

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

	For the Years Ended December, 31
	2016	2015	2014
Basic income per share:
Net income	$3,435	$3,296	$5,608

Basic weighted average shares outstanding	11,845	11,693	11,642

Basic income per share:
Net Income	$0.29	$0.28	$0.48

Diluted income per share:
Net income	$3,435	$3,296	$5,608

Weighted average shares outstanding	11,845	11,693	11,642
Effect of dilutive securities - options	116	242	284
Diluted weighted average shares outstanding	11,961	11,935	11,926

Diluted income per share:
Net Income	$0.29	$0.28	$0.47

Weighted average options to purchase approximately 0.5 million, 0.3 million and 0.1 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 11  — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, Durham, North Carolina, London, England, Bangalore and Kolkata, India, Kuala Lumpur, Malaysia and Bucharest, Romania.  Rent expense was $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Rent expense is net of sublease rental income.  There were was no sublease rental income for the years ended December 31, 2016, 2015 and 2014.

Our headquarters facility lease extends for the term through November 30, 2017.  The lease contains a clause that adjusts the lease rate every year. The lease rate increases annually as of December 1. Our London, England facility contains a clause which gives us six months free rent over the five year term. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases and capital leases gross of sublease payments as of December 31, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
2017	$544	$1
2018	325	—
2019	142	—
Total minimum lease payments	$1,011	1
Less: Amount representing interest		—
Principal balance of capital lease obligations		1
Less: Current portion of capital lease obligations		(1)
Long-term portion of capital lease obligations		$—

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices

Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. Accordingly, we did not record any liabilities for these agreements as of December 31, 2016 and 2015.

We enter into standard indemnification terms with customers and suppliers, as discussed below, in the ordinary course of business.  As we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the customer indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor if the indemnification to customers results from the subcontractor’s failure to perform. To the extent we are unable to recover damages from a subcontractor, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to indemnification arising out of subcontractors’ failure to perform. We did not record any liabilities for these agreements as of December 31, 2016 and 2015.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2016 and 2015.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2016 and 2015.

In connection with our acquisition of Telespree on October 24, 2013, we agreed to make a cash payment of $0.5 million on the one year anniversary of the closing.  This payment was subject to reduction for certain claims and has not been paid to date.  We have made claims against this payment which are currently under dispute.  Once settled the final payment will be released.

In connection with our acquisition of SSM on September 30, 2015, we agreed to make a cash payment of $0.3 million on the one year anniversary of the closing.  This payment is subject to reduction for certain claims and has not been paid to date.  Once settled the final payment will be released.

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

We currently operate our business as one operating segment which includes two revenue types:  license fees revenue and services revenue (as shown on the consolidated statements of operations).  License fees revenue represents the fees received from the license of software products.  Services revenue includes services directly related to the delivery of the licensed products, such as fees for custom development, integration services, SaaS service, managed services, annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

Revenue information by segment was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenue
License fees	$2,873	$3,161	$5,027
Services	21,905	22,415	24,653
Total revenue	24,778	25,576	29,680

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	19,481	19,127	22,032
	19,481	19,127	22,032

Unallocated Costs
Other operating expenses	11,834	13,694	13,015
Depreciation and amortization	1,042	580	341
Restructuring	1,010	533	237
Interest income	(6)	(18)	(19)
Interest expense	340	121	17
Other (expense) income	(183)	—	27
Foreign currency exchange (gain) loss	552	6	9

Income from operations before income taxes	$4,892	$4,211	$8,405

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenue to individual countries.  We provide products and services on a global basis through our offices in Colorado, North Carolina and our U.K.-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore and Kolkata, India, provide software development services to our global operations.  Financial information relating to operations by geographic region is as follows (in thousands):

	For the Year Ended December 31, 2016
	License	Services	Total
Revenue
United Kingdom	$49	$3,825	$3,874
Switzerland	89	2,794	2,883
Other	2,735	15,286	18,021
Total revenues	$2,873	$21,905	$24,778

	For the Year Ended December 31, 2015
	License	Services	Total
Revenue
United Kingdom	$306	$3,650	$3,956
Other	2,855	18,765	21,620
Total revenues	$3,161	$22,415	$25,576

	For the Year Ended December 31, 2014
	License	Services	Total
Revenue
United Kingdom	$134	$5,434	$5,568
Nigeria	1,297	2,130	3,427
Mexico	368	2,832	3,200
Other	3,228	14,257	17,485
Total revenues	$5,027	$24,653	$29,680

	December 31,	December 31,
	2016	2015
Long-lived assets, net
United States	$12,347	$13,026
United Kingdom	12,680	15,318
Other	318	341
	$25,345	$28,685

NOTE 13 — RESTRUCTURING

During the first and second quarters of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million and $0.1 million, respectively, primarily related to severance for the affected employees. The reduction in workforce was related to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC in the third quarter of 2015.  Restructuring expense of $0.5 million and $0.2 million was recorded for the years ending December 31, 2015 and 2014, respectively, due to severance for a reduction in workforce.  The reduction in workforce was related to the acquisition of Evolving Systems NC in the fourth quarter 2015 and Evolving Systems Labs in the fourth quarter of 2013.

The restructuring liability was $0 and $25,000 as of December 31, 2016 and 2015, respectively.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2016
Total revenue	$6,480	$6,078	$6,103	$6,117
Less: cost of revenue and operating expenses	5,966	4,470	4,400	4,347
Income from operations	514	1,608	1,703	1,770
Income before income taxes	597	1,090	1,369	1,836
Net income	$427	$780	$941	$1,287
Net income per common share:
Basic income per common share - net income	$0.04	$0.07	$0.08	$0.11
Diluted income per common share - net income	$0.04	$0.07	$0.08	$0.11

Year Ended December 31, 2015
Total revenue	$6,660	$6,071	$5,773	$7,072
Less: cost of revenue and operating expenses	5,238	5,130	4,819	6,069
Income from operations	1,422	941	954	1,003
Income before income taxes	1,299	1,093	712	1,107
Net income	$860	$780	$570	$1,086
Net income per common share:
Basic income per common share - net income	$0.07	$0.07	$0.05	$0.09
Diluted income per common share - net income	$0.07	$0.07	$0.05	$0.09

Year Ended December 31, 2014
Total revenue	$6,582	$7,939	$7,560	$7,599
Less: cost of revenue and operating expenses	5,555	5,322	5,241	5,123
Income from operations	1,027	2,617	2,319	2,476
Income before income taxes	929	2,514	2,506	2,456
Net income	$651	$1,676	$1,679	$1,602
Net income per common share:
Basic income per common share - net income	$0.06	$0.14	$0.14	$0.14
Diluted income per common share - net income	$0.05	$0.14	$0.14	$0.13

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in internal control over financial reporting.  During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2017 Proxy Statement, anticipated to be filed within 120 days of December 31, 2016, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2017 Proxy Statement, anticipated to be filed within 120 days of December 31, 2016, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2017 Proxy Statement, anticipated to be filed within 120 days of December 31, 2016, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2017 Proxy Statement, anticipated to be filed within 120 days of December 31, 2016, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2017 Proxy Statement, anticipated to be filed within 120 days of December 31, 2016, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.2†	Amended and Restated Bylaws.
3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.
4.1†	Reference is made to Exhibits 3.1 and 3.2.
4.1(a)*	James E. King Equity Incentive Plan, as filed as Exhibit 4.1 to the Registrant’s Form S-8 filed March 22, 2007 and incorporated herein by reference.
4.1(b)

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
10.2(a)

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

10.16

Fifth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 3, 2016 and incorporated herein by reference.

10.17*

Employment Agreement dated September 30, 2015, entered into between Evolving Systems, Inc. and Thomas Thekkethala, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 30, 2015 and incorporated herein by reference.

10.18*

Consulting Services Agreement dated January 1, 2016, entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 5, 2016 and incorporated herein by reference.

10.19*

Employment Agreement dated January 1, 2016, entered into between Evolving Systems, Inc. and Daniel J. Moorhead, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on January 5, 2016 and incorporated herein by reference.

10.20*

Evolving Systems, Inc. 2016 Stock Incentive Plan, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2016 and incorporated herein by reference.

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
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2014 (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements.

†                                         Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.

*                                         Identifies each management contract or compensatory plan or arrangement.

ITEM 16.             FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:	/s/ THOMAS THEKKETHALA	Chief Executive Officer, President and Director	March 28, 2017
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

	Signature	Title	Date

By:	/s/ THOMAS THEKKETHALA	President and Chief Executive Officer and Director	March 28, 2017
	Thomas Thekkethala	(Principal Executive Officer)

By:	/s/ DANIEL J. MOORHEAD	Chief Financial Officer	March 28, 2017
	Daniel J. Moorhead	(Principal Financial and Accounting Officer)

By:	/s/ MATTHEW STECKER	Chairman and Director	March 28, 2017
Matthew Stecker

By:	/s/ DAVID J. NICOL	Director	March 28, 2017
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	March 28, 2017
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	March 28, 2017
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	March 28, 2017
Julian D. Singer