Form 10-Q
period 2017-03-31
EVOLVING SYSTEMS INC
filed 2017-05-11
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 5, 2017 there were 12,475,265 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,512	$7,614
Contract receivables, net of allowance for doubtful accounts of $222 at March 31, 2017 and $221 at December 31, 2016	4,693	5,867
Unbilled work-in-progress	4,767	3,376
Prepaid and other current assets	1,945	1,553
Total current assets	18,917	18,410
Property and equipment, net	504	546
Amortizable intangible assets, net	4,004	4,200
Goodwill	20,718	20,599
Long-term deferred income taxes	67	—
Total assets	$44,210	$43,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$1
Term loan - current	1,982	1,997
Accounts payable and accrued liabilities	4,310	4,274
Income taxes payable	661	617
Unearned revenue	3,008	3,532
Total current liabilities	9,961	10,421
Long-term liabilities:
Term loan, net of current portion	3,500	4,000
Total liabilities	13,461	14,421

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,101,629 shares issued and 11,922,740 outstanding as of March 31, 2017 and 12,086,280 shares issued and 11,907,391 outstanding as of December 31, 2016	12	12
Additional paid-in capital	97,832	97,744
Treasury stock 178,889 shares as of March 31, 2017 and December 31, 2016, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(9,638)	(9,992)
Accumulated deficit	(56,204)	(57,177)
Total stockholders’ equity	30,749	29,334
Total liabilities and stockholders’ equity	$44,210	$43,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUE
License fees	$343	$813
Services	5,532	5,667
Total revenue	5,875	6,480

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	1,545	1,449
Sales and marketing	1,068	1,380
General and administrative	973	968
Product development	474	955
Depreciation	51	77
Amortization	196	196
Restructuring	—	941
Total costs of revenue and operating expenses	4,307	5,966

Income from operations	1,568	514

Other income (expense)
Interest income	1	2
Interest expense	(73)	(118)
Foreign currency exchange gain (loss)	(173)	199
Other income (expense), net	(245)	83

Income from operations before income taxes	1,323	597
Income tax expense	350	170
Net income	$973	$427

Basic income per common share	$0.08	$0.04

Diluted income per common share	$0.08	$0.04

Cash dividend declared per common share	$—	$0.11

Weighted average basic shares outstanding	11,921	11,795
Weighted average diluted shares outstanding	11,944	11,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net income	$973	$427

Other comprehensive loss:
Foreign currency translation gain (loss)	354	(593)

Comprehensive income (loss)	$1,327	$(166)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334
Stock option exercises	15,160	—	7	—	—	—	7
Common stock issued pursuant to the Employee Stock Purchase Plan	189	—	—	—	—	—	—
Stock-based compensation expense	—	—	81	—	—	—	81
Net income	—	—	—	—	—	973	973
Foreign currency translation adjustment	—	—	—	—	354	—	354
Balance at March 31, 2017	11,922,740	$12	$97,832	$(1,253)	$(9,638)	$(56,204)	$30,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$973	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51	77
Amortization of intangible assets	196	196
Amortization of debt issuance costs	5	17
Stock based compensation	81	76
Unrealized foreign currency transaction loss, net	173	(199)
Provision for deferred income taxes	(70)	(4)
Change in operating assets and liabilities:
Contract receivables	1,128	(798)
Unbilled work-in-progress	(1,343)	(978)
Prepaid and other assets	(341)	(37)
Accounts payable and accrued liabilities	29	(10)
Unearned revenue	(554)	578
Net cash provided by (used in) operating activities	328	(655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	—
Net cash used in investing activities	(3)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(1)
Payments of the revolving line of credit	—	(10,000)
Proceeds from the term loan	—	6,000
Principal payments on the term loan	(500)	—
Payments for debt issuance costs	(19)	(18)
Proceeds from the issuance of stock	7	23
Net cash used in financing activities	(513)	(3,996)

Effect of exchange rate changes on cash	86	(85)

Net decrease in cash and cash equivalents	(102)	(4,736)
Cash and cash equivalents at beginning of period	7,614	8,400
Cash and cash equivalents at end of period	$7,512	$3,664

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$583	$222
Common stock dividend declared, not yet paid	—	1,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions that provide a variety of service activation and provisioning functions.  In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on recurring managed services with performance fees.  Our software solution platform, Real-time Lifecycle Marketing™ (“RLM”), enables carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time.  Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Reclassifications - Certain reclassifications have been made to the 2016 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for estimated hours to complete projects accounted for using the percentage-of-completion method, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts.  Actual results could differ from these estimates.

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

Goodwill — Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit.

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

We review and update our contract-related estimates regularly. The impact of an adjustment in estimate is recognized prospectively over the remaining contract term. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three months ended March 31, 2017 and 2016.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

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

Segment Information — We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (“CODM”). These chief operating decision makers review revenues by segment and review overall results of operations.

We currently operate our business as one operating segment which includes two revenue types:  license fees revenue and services revenue (as shown on the condensed consolidated statements of income).  License fees revenue represents the fees received from the license of software products.  Services revenue includes services directly related to the delivery of the licensed products, such as fees for custom development, integration services, SaaS service, managed services, annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale. Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We have adopted this ASU during the first quarter 2017.  The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2016	$20,599
Effects of changes in foreign currency exchange rates (1)	119
Balance at March 31, 2017	$20,718

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2016, at which time we had $21.5 million of goodwill included in the following reporting units, License and Services (“L&S”) - U.S. of $6.3 million, U.K. of $6.1 million, India of $0.2 million and Customer Support (“CS”) — U.S. of $1.5 million and U.K. of $7.4 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses, which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2016 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10-Q was filed which impacts our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. and Evolving Systems NC, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of March 31, 2017 and December 31, 2016, identifiable intangibles were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,118	$502	$1,616	$2,118	$436	$1,682	7.3 yrs
Trademarks and tradenames	185	135	50	185	116	69	2.6 yrs
Non-competition	33	25	8	33	21	12	2.0 yrs
Customer relationships	3,024	694	2,330	3,024	587	2,437	6.8 yrs
	$5,360	$1,356	$4,004	$5,360	$1,160	$4,200	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million for the three months March 31, 2017 and 2016.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2017 was as follows (in thousands):

Twelve months ending March 31,
2018	$744
2019	700
2020	693
2021	693
2022	659
Thereafter	515
$4,004

NOTE 3 — EARNINGS PER COMMON SHARE

We compute basic earnings per share (“EPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities. We compute diluted EPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and restricted stock.

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share.  We exclude unvested restricted stock from our basic earnings per share.  Our restricted stock, which vests based on the passage of time are included in dilutive earnings per share.  Our restricted stock which vests contingent upon the attainment of annual performance goals are included in dilutive earnings per share as the performance goals are achieved.  The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Basic income per share:
Net income available to common stockholders	$973	$427
Basic weighted average shares outstanding	11,921	11,795
Basic income per share:	$0.08	$0.04

Diluted income per share:
Net income available to common stockholders	$973	$427
Weighted average shares outstanding	11,921	11,795
Effect of dilutive securities - options and restricted stock	23	162
Diluted weighted average shares outstanding	11,944	11,957
Diluted income per share:	$0.08	$0.04

For the three months ended March 31, 2017 and 2016, 0.5 million and 0.2 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.  For the three months ended March 31, 2017, 0.5 million and 0.2 million shares of restricted stock were excluded from basic earnings per share and dilutive earnings per share, respectively.  No shares of restricted stock were excluded from basic or dilutive earnings per share for the three months ended March 31, 2016.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2017 and 2016.

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cost of revenue, excluding depreciation and amortization	$7	$12
Sales and marketing	8	8
General and administrative	51	35
Product development	15	21
Total share based compensation	$81	$76

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At March 31, 2017, no shares were available for grant under the 2007 Stock Plan, as amended.  At March 31, 2017 and December 31, 2016, 0.6 million and 0.7 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At March 31, 2017 and December 31, 2016, 27,000 and 0.3 million shares were available for grant under the 2016 Stock Plan, respectively.

During the three months ended March 31, 2017 542,000 shares of restricted stock were granted to members of our Board of Directors and senior management.  During the three months ended March 31, 2016 no shares of restricted stock were granted to members of our Board of Directors or senior management.  During the three months ended March 31, 2017 and 2016, 1,250 and 0 shares of restricted stock vested, respectively. No shares of restricted stock were forfeited during the three months ended March 31, 2017 and 2016.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $41,000 and $7,000 for the three months ended March 31, 2017 and 2016, respectively, of expense related to restricted stock grants. Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

The following is a summary of restricted stock option activity under the plans for the three months ended March 31, 2017:

Restricted
Stock
Number of
Shares
(in thousands)
Shares outstanding at December 31, 2016	15
Options granted	542
Less options vested	(1)
Shares outstanding at March 31, 2017	556

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The Black-Scholes model uses four assumptions to calculate the fair value of each option grant.  The expected term of share options granted is derived using the simplified method, which we adopted in January 2008. The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options.  The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options.  The expected dividend yield is based upon anticipated payment of dividends.  The weighted-average assumptions used in the fair value calculations are as follows:

	For the Three Months Ended March 31,
	2017	2016
Expected term (years)	*	6.1
Risk-free interest rate	*	1.39%
Expected volatility	*	36.90%
Expected dividend yield	*	8.24%

* None granted

The following is a summary of stock option activity under the plans for the three months ended March 31, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2016	684	$6.17	7.30	$139
Less options forfeited	(13)	9.11
Less options cancelled	(71)
Less options exercised	(15)	3.61
Options outstanding at March 31, 2017	585	$6.48	7.67	$136

Options exercisable at March 31, 2017	306	$6.78	6.82	$136

No stock options were granted during the three months ended March 31, 2017.  There were 118,000 stock options granted during the three months ended March 31, 2016.  The weighted-average grant-date fair value of stock options granted were $0.74 during the three months ended March 31, 2016.  As of March 31, 2017, there were approximately $2.9 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 3.77 years.  The total fair value of stock options vested during the three months ended March 31, 2017 and 2016 was approximately $0.1 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $2,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively.

Cash received from stock option exercises for the three months ended March 31, 2017 and 2016 was $7,000 and $14,000, respectively.

During the three months ended March 31, 2017, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended March 31, 2017, resulted in 13,112 shares issued and 70,352 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended March 31, 2016.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of March 31, 2017, there were approximately 51,000 shares available for purchase.  For the three months ended March 31, 2017 and 2016, we recorded compensation expense of $170 and $1,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended March 31,
	2017	2016
Expected term (years)	0.25	0.25
Risk-free interest rate	0.78%	0.20%
Expected volatility	42.47%	39.85%
Expected dividend yield	0.00%	7.67%

Cash received from employee stock plan purchases for the three months ended March 31, 2017 and 2016 was $600 and $4,000, respectively.

We issued shares related to the ESPP of approximately 200 and 1,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2017, one significant customer (defined as contributing at least 10%) accounted for 11% of revenue from operations.  The significant customer for the three months ended March 31, 2017 is a large telecommunications operator in Europe.  For the three months ended March 31, 2016, one significant customer accounted for 10% of revenue from operations.  The significant customer for the three months ended March 31, 2016 is a large telecommunications operator in India.

As of March 31, 2017, one significant customer accounted for approximately 11% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Africa.  As of December 31, 2016 no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 6 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of March 31, 2017, the U.S.A. Prime Rate was 4.0%.  The Term Loan is secured by substantially all of the assets of Evolving Systems, Inc., including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems, Inc.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

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

As of March 31, 2017, we are in compliance with the covenants and have a $5.5 million balance under the Term Loan net of approximately $17,000 of debt issuance costs.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.  The net expense during the three months ended March 31, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of deferred tax liabilities in the U.S.  The net expense during the three months ended March 31, 2016 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 27% and 29% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

As of March 31, 2017 and December 31, 2016 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of Foreign Tax credit carry forwards (“FTC”), state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016, were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets
Foreign tax credits carryforwards	$4,626	$4,360
Net operating loss carryforwards	602	544
Research & development credits	303	303
AMT credits	770	770
Stock compensation	583	561
Depreciable assets	78	71
Accrued liabilities and reserves	100	124
Total deferred tax assets	7,062	6,733

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(718)	$(662)
Intangibles	(1,279)	(1,339)
Total deferred tax liability	(1,997)	(2,001)

Net deferred tax assets, before valuation allowance	$5,065	$4,732
Valuation allowance	(4,998)	(4,732)
Net deferred tax asset	$67	$—

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  A similar comparison of benefits to either claim a deduction or a foreign tax credit for allowable foreign taxes has been made as of March 31, 2017. As the election to claim the foreign tax credit or deduction is made on an annual basis, the Company intends to compare benefits to either claim a deduction or foreign tax credit on a quarterly basis.  As a result, the company has approximately $4.6 million of FTC’s to carryforward through 2017 and subsequent years as a deferred tax asset.

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

As of March 31, 2017 and December 31, 2016 we had no liability for unrecognized tax benefits.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of March 31, 2017 and December 31, 2016, no shares of preferred stock were outstanding.

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

NOTE 9 —GEOGRAPHICAL INFORMATION

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

	For the Three Months Ended March 31,
	2017
Revenue	License	Services	Total
United Kingdom	$31	$998	$1,029
Switzerland	—	613	613
Other	312	3,921	4,233
Total revenues	$343	$5,532	$5,875

	For the Three Months Ended March 31,
	2016
Revenue	License	Services	Total
United Kingdom	$21	$953	$974
Switzerland	—	722	722
India	600	119	719
Other	192	3,873	4,065
Total revenues	$813	$5,667	$6,480

	March 31,	December 31,
Long-lived assets, net	2017	2016
United States	$12,127	$12,347
United Kingdom	12,779	12,680
Other	320	318
	$25,226	$25,345

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2017 or December 31, 2016.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2017 or December 31, 2016.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2017 or December 31, 2016.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2017 or December 31, 2016.

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

NOTE 11 — RESTRUCTURING

During the first quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the three months ended March 31, 2017.

There was no restructuring liability as of March 31, 2017 and December 31, 2016.

NOTE 12 — SUBSEQUENT EVENT

On May 5, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by BLS Limited (“EVOL BLS”), a wholly owned subsidiary of the Company, and Business Logic Systems Limited (“Seller”). EVOL BLS and Seller are both companies incorporated under the laws of England and Wales. Under the terms of the Purchase Agreement, the Seller will sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for £1.2M in cash, plus (a) an additional sum of £100K, reduced by the sums paid by EVOL BLS for certain employee severance obligations paid by EVOL BLS (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24-month period; and (c) an amount equal to 50% of BLS-based revenue over defined threshold levels for a period of 3 years after the closing date.  The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

Consummation of the transactions contemplated by the Purchase Agreement is contingent upon satisfactory completion of defined activities to be carried out in an Interim Period following execution of the Purchase Agreement.

The Company issued a press release and filed a Form 8-K with the SEC announcing the transaction on May 11, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management.  Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs.  In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements.  The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements.  Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Consolidated revenue was $5.9 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in revenue for the three months ended is due primarily to a decline in prepaid license fees for First User Activations (“FUAs”) and the migration to a managed services business model.

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

For the Three Months Ended March 31,
2016 vs. 2015
Revenue	$(228)
Costs of revenue and operating expenses	(241)
Operating gain	$13

The net effect of our foreign currency translations for the three months ended March 31, 2017 was a $0.2 million decrease in revenue and a $0.2 million decrease in operating expenses versus the three months ended March 31, 2016.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended March 31,
	2017	2016
REVENUE
License fees	6%	13%
Services	94%	87%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	26%	22%
Sales and marketing	18%	21%
General and administrative	17%	15%
Product development	8%	15%
Depreciation	1%	1%
Amortization	3%	3%
Restructuring	—	15%
Total costs of revenue and operating expenses	73%	92%

Income from operations	27%	8%

Other income (expense)
Interest income	0%	0%
Interest expense	(1)%	(2)%
Foreign currency exchange gain (loss)	(3)%	3%
Other income (expense), net	(4)%	1%

Income from operations before income taxes	23%	9%
Income tax expense	6%	2%
Net income	17%	7%

Revenue

Revenue is comprised of license fees and services.  License fees represent the fees we receive from the licensing of our software products. Services revenue are directly related to the delivery of the licensed product as well as integration services, managed services, SaaS services, time and materials work and customer support services.  Customer support services includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

Revenue for the three months ended March 31, 2017 and 2016 was $5.9 million and $6.5 million respectively.  The license fees revenue decrease for the three months is primarily due to lower prepaid license fees for FUAs and the migration to a managed services business model.  Services revenue decreased for the three months due to a decline in customer support revenue offset by an increase in managed services.

License Fees

License fees revenue decreased $0.5 million, or 60%, to $0.3 million for the three months ended March 31, 2017 from $0.8 million for the three months ended March 31, 2016.  The decrease is due to a decline in prepaid license fees for FUAs and the migration to a managed services business model.

Services

Services revenue decreased $0.1 million, or 2%, to $5.5 million for the three months ended March 31, 2017 from $5.6 million for the three months ended March 31, 2016.  The decrease is due to lower customer support revenue offset by an increase in managed services.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes Product Development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering.  Costs of revenue, excluding depreciation and amortization increased $0.1 million, or 6%, to $1.5 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016.  The increase in costs of revenue is primarily attributable to higher service project hours.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 26% for the three months ended March 31, 2017 from 22% for the three months ended March 31, 2016.  The increase as a percentage of revenue is primarily due to the aforementioned higher costs and reduced revenue during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 23%, to $1.1 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016.  The decrease in expenses is attributable to salary expense due to the restructuring in 2016 and travel expenses.  As a percentage of total revenue, sales and marketing expenses decreased to 18% for the three months ended March 31, 2017 from 21% for the three months ended March 31, 2016. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to aforementioned reduction of sales and marketing costs.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses remained at $1.0 million for the three months ended March 31, 2017 and 2016.  As a percentage of revenue, general and administrative expenses increased to 17% for the three months ended March 31, 2017 from 15% for the three months ended March 31, 2016.  The increase in general and administrative expenses as a percentage of revenue is primarily due to lower revenue during the period.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.5 million, or 50%, to $0.5 million for the three months ended March 31, 2017 from $1.0 million for the three months ended March 31, 2016.  The decrease in product development expenses was due to lower salary expense related to the restructuring in 2016 and lower hours utilized on product development projects.  In addition, Product Development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering are charged to cost of revenue.  As a percentage of revenue, product development expenses decreased to 8% for the three months ended March 31, 2017 from 15% for the three months ended March 31, 2016.  The decrease in product development expenses as a percentage of revenue is primarily due to the aforementioned decrease in costs during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended March 31, 2017 and 2016.  As a percentage of total revenue, depreciation expense for the three months ended March 31, 2017 and 2016 remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc. and Evolving Systems NC, Inc.  Amortization expense was $0.2 million for the three months ended March 31, 2017 and 2016.  As a percentage of total revenue, amortization expense remained at 3% for the three months ended March 31, 2017 and 2016.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring  expense for the three months ended March 31, 2017 and $0.9 million for the three months ended March 31, 2016.    As a percentage of revenue, restructuring expense was 0% and 15% for the three months ended March 31, 2017 and 2016, respectively.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $1,000 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs from our debt facility, interest expense from our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million for the three months ended March 31, 2017 and 2016.  As a percent of revenue, interest expense was 1% and 2% for the three months ended March 31, 2017 and 2016, respectively.

Foreign Currency Exchange Loss

Foreign currency transaction (losses) gains resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was ($0.2) million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Gain (Loss)

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive gain was $0.4 million during the three months ended March 31, 2017 compared to ($0.6) million during the three months ended March 31, 2016.  The current period gain is related to a strengthening British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.  The net expense during the three months ended March 31, 2017 consisted of current income tax expense of $0.5 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of deferred tax liabilities in the U.S.  The net expense during the three months ended March 31, 2016 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 27% and 29% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

As of March 31, 2017 and December 31, 2016 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of FTC carryforwards, certain state NOL carryforwards, research and development tax credits and AMT credits.  See Note 7 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $1.0 million, or 12%, to $9.0 million as of March 31, 2017 from $8.0 million as of December 31, 2016.  The increase in working capital is related increases in unbilled work-in-progress, prepaid and other current assets and a decrease in unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2016 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At March 31, 2017, our principal source of liquidity was $7.5 million in cash and cash equivalents and $4.7 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by (used in) operating activities for the three months ended March 31, 2017 and 2016 was $0.3 million and ($0.7) million, respectively.  Cash provided by operating activities for the three months ended March 31, 2017 was primarily due to net income coupled with collection of contract receivables partially offset by the increase unbilled work-in-progress and prepaid and other assets.

Net cash used in investing activities during the three months ended March 31, 2017 was $3,000 due to the purchase of property and equipment.  No cash was used in investing activities for the three months ended March 31, 2016.

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $0.1 million and $4.0 million, respectively.  The cash used in financing activities for the three months ended March 31, 2017 was primarily related to principal payment on our term loan and the payment for second year debt issuance costs.  The cash used in financing activities for the three months ended March 31, 2016 was primarily due to converting our debt by retiring our $10.0 million revolving line of credit with a $6.0 million term loan and a $4.0 million principal payment.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at March 31, 2017 of $7.5 million;

•                                                Our working capital balance of $9.0 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                Our planned capital expenditures of less than $0.5 million during 2017; and

•                                                The repayment of our long term debt facility of which the first principal payment began in January 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the three months ended March 31, 2017 and 2016, the effect of exchange rate changes resulted in a $0.1 million increase and $0.1 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
Spot rates:	2017	2016
British pound sterling	0.80379	0.81103
Indian rupee	64.88612	67.95500

	For the Three Months Ended March 31,
Average rates:	2017	2016
British pound sterling	0.80790	0.69833
Indian rupee	67.00385	67.48460

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

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal matters arising in the normal course of business.  Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 28, 2017.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)