Form 10-Q
period 2017-06-30
EVOLVING SYSTEMS INC
filed 2017-08-08
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017 there were 12,523,574 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,514	$7,614
Short-term restricted cash	1,557	—
Contract receivables, net of allowance for doubtful accounts of $224 at June 30, 2017 and $221 at December 31, 2016	7,592	5,867
Unbilled work-in-progress	5,047	3,376
Prepaid and other current assets	2,165	1,553
Total current assets	21,875	18,410
Property and equipment, net	248	546
Amortizable intangible assets, net	3,809	4,200
Goodwill	21,284	20,599
Long-term deferred income taxes	170	—
Total assets	$47,386	$43,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loan - current	$1,988	$1,997
Accounts payable and accrued liabilities	4,880	4,275
Income taxes payable	784	617
Unearned revenue	3,869	3,532
Total current liabilities	11,521	10,421
Long-term liabilities:
Term loan, net of current portion	3,000	4,000
Total liabilities	14,521	14,421

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,118,118 shares issued and 11,939,229 outstanding as of June 30, 2017 and 12,086,280 shares issued and 11,907,391 outstanding as of December 31, 2016	12	12
Additional paid-in capital	98,033	97,744
Treasury stock 178,889 shares as of June 30, 2017 and December 31, 2016, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(8,825)	(9,992)
Accumulated deficit	(55,102)	(57,177)
Total stockholders’ equity	32,865	29,334
Total liabilities and stockholders’ equity	$47,386	$43,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
License fees	$720	$629	$1,063	$1,442
Services	5,502	5,449	11,034	11,116
Total revenue	6,222	6,078	12,097	12,558

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	1,564	1,263	3,109	2,712

Sales and marketing	978	1,191	2,046	2,571
General and administrative	1,020	854	1,993	1,822
Product development	669	833	1,143	1,788
Depreciation	50	71	101	148
Amortization	196	195	392	391
Restructuring	—	63	—	1,004
Total costs of revenue and operating expenses	4,477	4,470	8,784	10,436

Income from operations	1,745	1,608	3,313	2,122

Other income (expense)
Interest income	1	1	1	3
Interest expense	(71)	(73)	(143)	(191)
Foreign currency exchange gain (loss)	(219)	(446)	(392)	(247)
Other income (expense), net	(289)	(518)	(534)	(435)

Income from operations before income taxes	1,456	1,090	2,779	1,687
Income tax expense	354	310	704	480
Net income	$1,102	$780	$2,075	$1,207

Basic income per common share	$0.09	$0.07	$0.17	$0.10

Diluted income per common share	$0.09	$0.07	$0.17	$0.10

Cash dividend declared per common share	$—	$0.11	$—	$0.22

Weighted average basic shares outstanding	11,935	11,803	11,928	11,799
Weighted average diluted shares outstanding	11,972	11,964	11,958	11,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$1,102	$780	$2,075	$1,207

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	813	(1,435)	1,167	(2,028)

Comprehensive income (loss)	$1,915	$(655)	$3,242	$(821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334
Stock option exercises	31,364	—	24	—	—	—	24
Common stock issued pursuant to the Employee Stock Purchase Plan	474	—	1	—	—	—	1
Stock-based compensation expense	—	—	264	—	—	—	264
Net income	—	—	—	—	—	2,075	2,075
Foreign currency translation adjustment	—	—	—	—	1,167	—	1,167
Balance at June 30, 2017	11,939,229	$12	$98,033	$(1,253)	$(8,825)	$(55,102)	$32,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,075	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101	148
Amortization of intangible assets	392	391
Amortization of debt issuance costs	10	22
Stock based compensation	264	146
Unrealized foreign currency transaction loss, net	392	247
Provision for deferred income taxes	(170)	(73)
Change in operating assets and liabilities:
Contract receivables	(1,797)	41
Unbilled work-in-progress	(1,471)	200
Prepaid and other assets	(549)	(346)
Accounts payable and accrued liabilities	832	(322)
Unearned revenue	162	1,376
Net cash provided by operating activities	241	3,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(6)
Restricted Cash - Escrow deposit for acquisition for BLS	(1,557)	—
Net cash used in investing activities	(1,563)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(3)
Payments of the revolving line of credit	—	(10,000)
Proceeds from the term loan	—	6,000
Principal payments on the term loan	(1,000)	—
Payments for debt issuance costs	(19)	(18)
Common stock cash dividends	—	(1,298)
Proceeds from the issuance of stock	25	53
Net cash used in financing activities	(995)	(5,266)

Effect of exchange rate changes on cash	217	(253)

Net decrease in cash and cash equivalents	(2,100)	(2,488)
Cash and cash equivalents at beginning of period	7,614	8,400
Cash and cash equivalents at end of period	$5,514	$5,912

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$977	$619
Common stock dividend declared, not yet paid	—	1,299

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

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

We review and update our contract-related estimates regularly. The impact of an adjustment in estimate is recognized prospectively over the remaining contract term. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three and six months ended June 30, 2017 and 2016.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Of the restrictions on the stock awards granted during the three and six months ended June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

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

Restricted Cash — As of June 30, 2017 we had $1. 6 million of restricted cash related to the pending asset purchase of Business Logic Systems Limited.  The restricted cash became unrestricted as of July 3, 2017, once the purchase was consummated, and was applied to the purchase.

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

We have identified our Chief Executive Officer and Senior Vice President of Finance as our chief operating decision-makers (“CODM”). These chief operating decision makers review revenues by segment and review overall results of operations.

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

In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” Topic 606: “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  The amendments in this Update address narrow-scope improvements to the guidance on loan guarantee fees, contract cost-impairment testing, contract costs-interaction of impairment testing with guidance in other topics, provision for losses on construction-type and production-type contracts, scope of topic 606 to exclude all contracts that are within the scope of Topic 944, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry and cost capitalization for advisors to private funds and public funds. The Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.  This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

Recently Adopted Accounting Pronouncements —In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We adopted this ASU during the first quarter 2017.  The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted cash, which requires the statement of cash flows explain the change during the period in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts described as restricted cash and restricted cash equivalents should be combined with the unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flow.   The standard is effective for annual periods beginning after December 15, 2017, and interim periods within the fiscal years. We adopted this ASU during the second quarter 2017.  The key effects of the adoption on our financial statements include that the statement of cash flows now presents a transfer of restricted cash from a cash balance as a cash transaction.  As such, a restricted cash cash flow is now classified as operating, investing, or financing, as appropriate.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2016	$20,599
Effects of changes in foreign currency exchange rates (1)	685
Balance at June 30, 2017	$21,284

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2016, at which time we had $21.5 million of goodwill included in the following - U.S. of $7.8 million, U.K. of $13.5 million, and India of $0.2 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses, which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2016 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10-Q was filed which impacts our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc. and Evolving Systems NC, Inc. on a straight-line basis over their estimated lives ranging from one to eight years.  As of June 30, 2017 and December 31, 2016, identifiable intangibles were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,118	$568	$1,550	$2,118	$436	$1,682	7.3 yrs
Trademarks and tradenames	185	153	32	185	116	69	2.6 yrs
Non-competition	33	29	4	33	21	12	2.0 yrs
Customer relationships	3,024	801	2,223	3,024	587	2,437	6.8 yrs
	$5,360	$1,551	$3,809	$5,360	$1,160	$4,200	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million for the three months and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2017 was as follows (in thousands):

Twelve months ending June 30,
2018	$724
2019	697
2020	693
2021	693
2022	638
Thereafter	364
$3,809

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic income per share:
Net income available to common stockholders	$1,102	$780	$2,075	$1,207
Basic weighted average shares outstanding	11,935	11,803	11,928	11,799
Basic income per share:	$0.09	$0.07	$0.17	$0.10

Diluted income per share:
Net income available to common stockholders	$1,102	$780	$2,075	$1,207
Weighted average shares outstanding	11,935	11,803	11,928	11,799
Effect of dilutive securities - options and restricted stock	37	161	30	162
Diluted weighted average shares outstanding	11,972	11,964	11,958	11,961
Diluted income per share:	$0.09	$0.07	$0.17	$0.10

For the three months ended June 30, 2017 and 2016, 0.4 million and 0.5 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2017 and 2016, 0.4 million and 0.5 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and six months ended June 30, 2017, 0.6 million shares of unvested restricted stock were excluded from basic earnings per share and dilutive earnings per share.  No shares of restricted stock were excluded from basic or dilutive earnings per share for the three and six months ended June 30, 2016.

NOTE 4 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million and $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2017 and 2016 and $0.3 million and $0.1 million for the six months ended June 30, 2017 and 2016 respectively

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue, excluding depreciation and amortization	$4	$11	$11	$23
Sales and marketing	(4)	6	4	14
General and administrative	164	35	215	70
Product development	19	18	34	39
Total share based compensation	$183	$70	$264	$146

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At June 30, 2017, no shares were available for grant under the 2007 Stock Plan, as amended.  At June 30, 2017 and December 31, 2016, 0.8 million and 0.7 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  In June 2017, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 650,000.  Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At June 30, 2017 and December 31, 2016, 0.4 million and 0.3 million shares were available for grant under the 2016 Stock Plan, respectively.

During the three months ended June 30, 2017 65,000 shares of restricted stock were granted to members of our board and senior management.  During the six months ending June 30, 2017 0.6 million shares of restricted stock were granted to members of our Board of Directors and senior management.  During the three and six months ended June 30, 2016 no shares of restricted stock were granted to members of our Board of Directors or senior management.  During the three months ended June 30, 2017 1,250 shares of restricted stock vested. During the six months ending June 30, 2017 2,500 shares of restricted stock vested.  During the three and six months ended June 30, 2016 no shares of restricted stock vested. During the three and six months ended June 30, 2017 23,000 of restricted stock were forfeited. No shares of restricted stock were forfeited during the three and six months ended June 30, 2016.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $0.2 million and $8,000 for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $15,000 for the six month ended June 30, 2017 and 2016, respectively, of expense related to restricted stock grants. Of the restrictions on the stock awards granted during the three and six months ended June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

The following is a summary of restricted stock option activity under the plans for the three and six months ended June 30, 2017:

Restricted
Stock
Number of
Shares
(in thousands)
Shares unvested at December 31, 2016	15
Shares granted	607
Less shares forfeited	(23)
Less shares vested	(2)
Shares unvested at June 30, 2017	597

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	*	*	*	6.1
Risk-free interest rate	*	*	*	1.39%
Expected volatility	*	*	*	36.90%
Expected dividend yield	*	*	*	8.24%

* None granted

The following is a summary of stock option activity under the plans for the six months ended June 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2016	684	$6.17	7.30	$139
Less options forfeited/cancelled	(109)	6.22
Less options exercised	(107)	3.30
Options outstanding at June 30, 2017	468	$6.82	7.42	$86

Options exercisable at June 30, 2017	300	$7.09	6.98	$86

No stock options were granted during the three and six months ended June 30, 2017. No stock options were granted during the three months ended June 30, 2016. There were 118,000 stock options granted during the six months ended June 30, 2016.  The weighted-average grant-date fair value of stock options granted were $0.74 during the three months ended March 31, 2016.  As of June 30, 2017, there were approximately $2.7 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 3.57 years.  The total fair value of stock options vested during the three & six months ended June 30, 2017 and 2016 was approximately $0.1 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 for the three months ended June 30, 2017 and 2016, respectively. The deferred income tax benefits from stock option expense related to Evolving Systems U.K totaled approximately $5,000 and $7,000 for the six months ended June 30, 2017 and 2016, respectively,

Cash received from stock option exercises for the three months ended June 30, 2017 and 2016 was $17,000 and $26,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2017 and 2016 was $31,000 and $40,000 respectively.

During the three and  six months ended June 30, 2017, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended June 30, 2017, resulted in 5,839 shares issued and 4,975 options cancelled in settlement of shares issued. Net settlement exercises during the six months ended June 30, 2017 resulted in 18,951 shares issued and 75,327 options cancelled in settlement of shares issued. There were no net settlement exercises during the three and six months ended June 30, 2016.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of June 30, 2017, there were approximately 51,000 shares available for purchase.  For the three months ended June 30, 2017 and 2016, we recorded compensation expense of $400 and $450, respectively, and $550 and $1,000, for the six months ended June 30, 2017 and 2016, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.03%	0.26%	0.95%	0.22%
Expected volatility	42.49%	45.59%	42.48%	41.74%
Expected dividend yield	0.00%	8.51%	0.00%	7.95%

Cash received from employee stock plan purchases for the three months ended June 30, 2017 and 2016 was $1,400 and $2,000, respectively.  Cash received from employee stock plan purchases for the six months ended June 30, 2017 and 2016, was $2,000 and $6,000, respectively.

We issued shares related to the ESPP of approximately 350 and 400 for the three months ended June 30, 2017 and 2016, respectively.  We issued shares related to the ESPP of approximately 500 and 1,000 for the six months ended June 30 2017 and 2016, respectively.

NOTE 5 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2017, one significant customer (defined as contributing at least 10%) accounted for 15% of revenue from operations.  The significant customer for the three months ended June 30, 2017 is a large telecommunications operator in Europe.  For the six months ended June 30, 2017 one significant customer accounted for 13% of revenue from operations.  This customer is a large telecommunications operator in Europe.  For the three and six months ended June 30, 2016, no significant customers accounted for 10% of revenue from operations.

As of June 30, 2017, one significant customer accounted for approximately 10% of contract receivables and unbilled work-in-progress.  This customer is a large telecommunication operator in Europe.  As of December 31, 2016 no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 6 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of June 30, 2017, the U.S.A. Prime Rate was 4.25%.  The Term Loan is secured by substantially all of the assets of Evolving Systems, Inc., including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems, Inc.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

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

As of June 30, 2017, we are in compliance with the covenants and have a $5.0 million balance under the Term Loan net of approximately $12,500 of debt issuance costs.

NOTE 7 — INCOME TAXES

We recorded net income tax expense of $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.  The net expense during the three months ended June 30, 2017 consisted of current income tax expense of $0.5 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015. The net expense during the three months ended June 30, 2016 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.1 million). The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc.

We recorded net income tax expense of $0.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  The net expense during the six months ended June 30, 2017 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($0.2) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to the increase of certain net deferred tax assets and amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc.

Our effective tax rate was 24% and 28% for the three months ended June 30, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

Our effective tax rate was 25% and 28% for the six months ended June 30, 2017 and 2016 respectively.  The decrease in our effective tax rates relates to a higher proportion of our income being generates in the U.K., for which the statutory corporate tax rate is lower and the utilization of FTC.

As of June 30, 2017 and December 31, 2016 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of FTC, state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016, were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred tax assets
Foreign tax credits carryforwards	$4,694	$4,360
Net operating loss carryforwards	907	544
Research & development credits	303	303
AMT credits	770	770
Stock compensation	635	561
Depreciable assets	87	71
Accrued liabilities and reserves	97	124
Total deferred tax assets	7,493	6,733

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(676)	$(662)
Intangibles	(1,219)	(1,339)
Total deferred tax liability	(1,895)	(2,001)

Net deferred tax assets, before valuation allowance	$5,598	$4,732
Valuation allowance	(5,428)	(4,732)
Net deferred tax asset	$170	$—

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As the election to claim the foreign tax credit or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or foreign tax credit on an annual basis.  The company has approximately $4.7 million of FTC’s to carryforward through 2017 and subsequent years as a deferred tax asset.

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

As of June 30, 2017 and December 31, 2016 we had no liability for unrecognized tax benefits.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of June 30, 2017 and December 31, 2016, no shares of preferred stock were outstanding.

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

	For the Three Months Ended June 30,
	2017
	License	Services	Total
Revenue
United Kingdom	$—	$1,448	$1,448
Philippines	253	455	708
Other	467	3,599	4,066
Total revenues	$720	$5,502	$6,222

	For the Three Months Ended June 30,
	2016
	License	Services	Total
Revenue
United Kingdom	$—	$928	$928
Switzerland	—	701	701
Other	629	3,820	4,449
Total revenues	$629	$5,449	$6,078

	For the Six Months Ended June 30,
	2017
	License	Services	Total
Revenue
United Kingdom	$—	$2,477	$2,477
Other	1,063	8,557	9,620
Total revenues	$1,063	$11,034	$12,097

	For the Six Months Ended June 30,
	2016
	License	Services	Total
Revenue
United Kingdom	$—	$1,901	$1,901
Switzerland	—	1,422	1,422
Other	1,442	7,793	9,235
Total revenues	$1,442	$11,116	$12,558

	June 30,	December 31,
	2017	2016
Long-lived assets, net
United States	$11,696	$12,347
United Kingdom	13,337	12,680
Other	308	318
	$25,341	$25,345

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2017 or December 31, 2016.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2017 or December 31, 2016.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2017 or December 31, 2016.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2017 or December 31, 2016.

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

NOTE 11 — RESTRUCTURING

During the second quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.1 Million primarily related to severance for the affected employees.  The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the six months ended June 30, 2017.

During the first quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring expense for the three months ended June 30, 2017.

There was no restructuring liability as of June 30, 2017 and December 31, 2016.

NOTE 12 — SUBSEQUENT EVENT

On July 3, 2017, we completed an Asset Purchase Agreement (the “Purchase Agreement”) by BLS Limited (“EVOL BLS”), a wholly owned subsidiary of the Company, and Business Logic Systems Limited (“Seller”). EVOL BLS and Seller are both companies incorporated under the laws of England and Wales. Under the terms of the Purchase Agreement, the Seller will sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for $1.6M in cash, plus (a) an additional sum of $130K, reduced by the sums paid by EVOL BLS for certain employee severance obligations paid by EVOL BLS (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24-month period; and (c) an amount equal to 50% of BLS-based revenue over defined threshold levels for a period of 3 years after the closing date.  The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

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

RECENT DEVELOPMENTS

Consolidated revenue was $6.2 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively, and $12.1 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in revenue for the three months ended is due primarily to growth from prepaid license fees for First User Activations (“FUAs”) in the current period offset by a decline of license fees from new product sales due to the migration to a managed services business model.  The decrease in revenue for the six months ended is due to lower FUAs and license fees from product sales booked in Q1 2017 to Q1 2016.  Services revenue slightly decreased during the period primarily due to a decline in customer support offset by an increase in managed services.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2017 vs. 2016	2017 vs. 2016
Revenue	$(199)	$(427)
Costs of revenue and operating expenses	(156)	(397)
Operating loss	$(43)	$(30)

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
License fees	12%	10%	9%	11%
Services	88%	90%	91%	89%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	25%	21%	26%	22%
Sales and marketing	16%	20%	17%	20%
General and administrative	16%	14%	16%	15%
Product development	11%	14%	9%	14%
Depreciation	1%	1%	1%	1%
Amortization	3%	3%	3%	3%
Restructuring	—	1%	—	8%
Total costs of revenue and operating expenses	72%	74%	72%	83%

Income from operations	28%	26%	28%	17%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(2)%	(1)%	(1)%
Foreign currency exchange gain (loss)	(4)%	(7)%	(3)%	(2)%
Other income (expense), net	(5)%	(9)%	(4)%	(3)%

Income from operations before income taxes	23%	17%	23%	14%
Income tax expense	5%	4%	6%	4%
Net income	18%	13%	17%	10%

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

Revenue for the three months ended June 30, 2017 and 2016 was $6.2 million and $6.1 million respectively.  The license fees revenue increased for the three months is primarily due to license fees for FUAs offset by a decline of license fees from new product sales due to the migration to a managed services business model.  Services revenue slightly increased for the three months due to an increase in managed services offset by a decline of customer support.  Revenue for the six months ended June 30, 2017 and 2016 was $12.1 million and $12.6 million, respectively.    License fee revenue decreased primarily due to lower FUAs fees in the current period.  Services revenue slightly decreased during the period primarily due to a decline is customer support offset by an increase in managed services.

License Fees

License fees revenue increased $0.1 million, or 15%, to $0.7 million for the three months ended June 30, 2017 from $0.6 million for the three months ended June 30, 2016.  The increase is due to license fees from FUAs.

License fees revenue decreased $0.3 million, or 26%, to $1.1 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016.  The decrease in revenue is due to primarily from prepaid lower license fee revenue from FUAs during the first quarter in 2017 and the migration of business to a managed services model

Services

Services revenue increased $0.1 million, or 1%, to $5.5 million for the three months ended June 30, 2017 from $5.4 million for the three months ended June 30, 2016.  The increase is due to higher managed services revenue offset by a decline in customer support revenue.

Services revenue decreased $0.1 million, or 1%, to $11.0 million for the six months ended June 30, 2017 from $11.1 million for the six months ended June 30, 2016.  The decrease in revenue is due to lower customer support revenue in the first quarter 2017 offset by increased revenue from managed services.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue includes Product Development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased $0.3 million, or 24%, to $1.6 million for the three months ended June 30, 2017 from $1.3 million for the three months ended June 30, 2016.  The increase in costs of revenue is primarily attributable to higher service project hours. The increase in project hours is primarily a result of the shift in managed services revenue model.   As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 25% for the three months ended June 30, 2017 from 21% for the three months ended June 30, 2016.  The increase as a percentage of revenue is primarily due to the aforementioned higher costs.

Costs of revenue, excluding depreciation and amortization, increased $0.4 million, or 15%, to $3.1 million for the six months ended June 30, 2017 from $2.7 million for the six months ended June 30, 2016.  The increase in costs is primarily attributable to the increase of embedded software, higher service project hours and travel costs, offset by lower salary expense related to the restructuring in 2016.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 26% for the six months ended June 30, 2017 from 22% for the six months ended June 30, 2016.  The increase in costs as a percentage of revenue is primarily due to the aforementioned higher costs during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million, or 18%, to $1.0 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016.  The decrease in expenses is attributable to salary expense due to the restructuring in 2016 and travel expenses.  As a percentage of total revenue, sales and marketing expenses decreased to 16% for the three months ended June 30, 2017 from 20% for the three months ended June 30, 2016. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to aforementioned reduction of sales and marketing costs.

Sales and marketing expenses decreased $0.5 million, or 21%, to $2.0 million for the six months ended June 30, 2017 from $2.5 million for the six months ended June 30, 2016.  The decrease in costs is primarily attributable to salary expense due to the restructuring, lower incentive compensation and travel expense. As a percentage of total revenue, sales and marketing expenses decreased to 17% for the six months ended June 30, 2017 from 20% for the six months ended June 30, 2016.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned decrease in expenses during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.2 million, or 19%, to $1.0 million for the three months ended June 30, 2017 from $0.8 million for the three months ended June 30, 2016.  The increase in costs is primarily attributable to professional fees related asset acquisition of BLS and higher stock incentive compensation expense due to restricted stock grants.  As a percentage of revenue, general and administrative expenses increased to 16% for the three months ended June 30, 2017 from 14% for the three months ended June 30, 2016.  The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses.

General and administrative expenses increased $0.2 million, or 9%, to $2.0 million from $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in costs is primarily related to higher professional fees related to the asset acquisition of BLS.  As a percentage of total revenue, general and administrative expenses increased to 16% for the six months ended June 30, 2017 from 15% for the six months ended June 30, 2016.  The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.1 million, or 20%, to $0.7 million for the three months ended June 30, 2017 from $0.8 million for the three months ended June 30, 2016.  The decrease in product development expenses was due to a lower salary expense related to the restructuring in 2016. As a percentage of revenue, product development expenses decreased to 11% for the three months ended June 30, 2017 from 14% for the three months ended and 2016.

Product development expenses decreased $0.7 million, or 36%, to $1.1 million for the six months ended June 30, 2017 from $1.8 million for the six months ended June 30, 2016.  The decrease in product development expenses is primarily attributable to lower salary expense due to the restructuring and hours worked on projects related to managed services.  As a percentage of revenue, product development expenses for the six months ended June 30, 2017 decreased to 9% from 14% for the six months ended June 30, 2016.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended June 30, 2017 and 2016.  As a percentage of total revenue, depreciation expense for the three months ended June 30, 2017 and 2016 remained at 1%.

Depreciation expense was $0.1 million for the six months ended June 30, 2017 and 2016.  As a percentage of total revenue, depreciation expense for the six months ended June 30, 2017 and 2016 remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc. and Evolving Systems NC, Inc.  Amortization expense was $0.2 million for the three months ended June 30, 2017 and 2016.  As a percentage of total revenue, amortization expense remained at 3% for the three months ended June 30, 2017 and 2016.

Amortization expense was $0.4 million for the six months ended June 30, 2017 and 2016.  As a percentage of total revenue, amortization expense remained at 3% for the six months ended June 30, 2017 and 2016.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.  There was no restructuring  expense for the three months ended June 30, 2017 and $0.1 million for the three months ended June 30, 2016. As a percentage of revenue, restructuring expense was 1% for the three months ended June 30, 2017 and 2016.

Restructuring was $1.0 million for the six months ended June 30, 2016. There were no restructuring expenses for the six months ended June 30, 2017.  As a percentage of revenue, restructuring expense was 8% for the six months ended June 30, 2016.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $1,000 for the three months ended June 30, 2017 and 2016, respectively.

Interest income was $1,000 and $3,000 for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs from our debt facility, interest expense from our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million for the three months ended June 30, 2017 and 2016.  As a percent of revenue, interest expense was 1% for the three months ended June 30, 2017 and 2016.

Interest expense was $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of $0.1 million is primarily due to the Fifth Amendment to the loan and security agreement with East West Bank which provided for a Term Loan of $6.0 million.  The agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.   As a percent of revenue, interest expense was 1% and 2% for the six months ended June 30, 2017 and 2016, respectively.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K. and India subsidiaries.

Other Comprehensive Gain (Loss)

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive gain was $0.8 million during the three months ended June 30, 2017 compared to ($1.4) million during the three months ended June 30, 2016.  The current period gain is related to a strengthening British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

For the six months ended June 30, 2017 other comprehensive gain was $1.2 million compared to ($2.0) million for the six months ended June 30, 2016. The gain for the for the six months ended June 30, 2017 was due to British Pound Sterling strengthening during the period and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.  The loss generated during the six month ended June 30, 2016 was due to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.    The net expense during the three months ended June 30, 2017 consisted of current income tax expense of $0.5 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015. The net expense during the three months ended June 30, 2016 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.1million).  The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc.

We recorded net income tax expense of $0.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  The net expense during the six months ended June 30, 2017 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($0.2) million. The current tax expense consists of income tax from our U.S., U.K. and India based operations. The deferred tax benefit was primarily related to the increase of certain net deferred tax assets and amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc.

Our effective tax rate was 24% and 28% for the three months ended June 30, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

Our effective tax rate was 25% and 28% for the six months ended June 30, 2017 and 2016 respectively.  The decrease in our effective tax rates relates to a higher proportion of our income being generates in the U.K., for which the statutory corporate tax rate is lower and the utilization of FTC.

As of June 30, 2017 and December 31, 2016 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of FTC, state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  See Note 7 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $2.4 million, or 30%, to $10.4 million as of June 30, 2017 from $8.0 million as of December 31, 2016.  The increase in working capital is related increases in contract receivables, unbilled work-in-progress and prepaid and other current assets.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2016 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At June 30, 2017, our principal source of liquidity was $5.5 million in cash and cash equivalents, $1.6 million in restricted cash related to the asset purchase of BLS and $7.6 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $0.2 million and $3.0 million, respectively.  Cash provided by operating activities for the six months ended June 30, 2017 was primarily due to net income coupled with increases in contract receivables, unbilled work-in-progress, prepaid and other assets, accounts payable and accrued liabilities and unearned revenue.

Net cash used in investing activities during the six months ended June 30, 2017 was $1.5 million due to a deposit paid to an escrow account for the acquisition of BLS which completed in July 2017.  Cash used in investing activities for the six months ended June 30, 2016 was $6,000 for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $1.0 million and $5.3 million, respectively.  The cash used in financing activities for the six months ended June 30, 2017 was primarily related to principal payment on our term loan and the payment for second year debt issuance costs.  The cash used in financing activities for the six months ended June 30, 2016 was primarily due to converting our debt by retiring our $10.0 million revolving line of credit with a $6.0 million term loan and a $4.0 million principal payment and a $1.3 million dividend payment.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at June 30, 2017 of $5.5 million;

•                                                Our working capital balance of $10.4 million;

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

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the six months ended June 30, 2017 and 2016, the effect of exchange rate changes resulted in a $0.2 million increase and $0.3 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2017	2016
British pound sterling	0.76974	0.81103
Indian rupee	64.66550	67.95500

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average rates:	2017	2016	2017	2016
British pound sterling	0.78228	0.69728	0.79516	0.69780
Indian rupee	64.46821	66.89923	65.74311	67.19192

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk.  To the extent that translation and transaction gain and losses become significant, we will consider various options to reduce this risk.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017	/s/ RICHARD A. DINKEL
Richard A. Dinkel
Senior Vice President of Finance
Treasurer and Secretary
(Principal Financial and Accounting Officer)