Form 10-Q
period 2017-09-30
EVOLVING SYSTEMS INC
filed 2017-11-14
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017 there were 12,527,907 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

September 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,577	$7,614
Contract receivables, net of allowance for doubtful accounts of $220 at September 30, 2017 and $221 at December 31, 2016	10,752	5,867
Unbilled work-in-progress	6,333	3,376
Prepaid and other current assets	3,016	1,553
Total current assets	27,678	18,410
Property and equipment, net	335	546
Amortizable intangible assets, net	5,797	4,200
Goodwill	24,956	20,599
Total assets	$58,766	$43,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion	$2,403	$1,997
Accounts payable and accrued liabilities	7,404	4,275
Income taxes payable	1,016	617
Contingent earn-out obligation	393	—
Unearned revenue	6,378	3,532
Total current liabilities	17,594	10,421
Long-term liabilities:
Term loans, net of current portion	7,008	4,000
Total liabilities	24,602	14,421

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,119,213 shares issued and 11,940,324 outstanding as of September 30, 2017 and 12,086,280 shares issued and 11,907,391 outstanding as of December 31, 2016	12	12
Additional paid-in capital	98,259	97,744
Treasury stock 178,889 shares as of September 30, 2017 and December 31, 2016, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(8,511)	(9,992)
Accumulated deficit	(54,343)	(57,177)
Total stockholders’ equity	34,164	29,334
Total liabilities and stockholders’ equity	$58,766	$43,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
License fees	$1,068	$850	$2,131	$2,292
Services	6,479	5,253	17,513	16,369
Total revenue	7,547	6,103	19,644	18,661

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,569	1,259	5,678	3,971

Sales and marketing	1,439	1,236	3,485	3,807
General and administrative	1,562	952	3,555	2,774
Product development	356	697	1,499	2,485
Depreciation	55	57	156	205
Amortization	226	196	618	587
Restructuring	131	3	131	1,007
Total costs of revenue and operating expenses	6,338	4,400	15,122	14,836

Income from operations	1,209	1,703	4,522	3,825

Other income (expense)
Interest income	1	1	2	4
Interest expense	(91)	(74)	(234)	(265)
Foreign currency exchange loss	(176)	(261)	(568)	(508)
Other income (expense), net	(266)	(334)	(800)	(769)

Income from operations before income taxes	943	1,369	3,722	3,056
Income tax expense	184	428	888	908
Net income	$759	$941	$2,834	$2,148

Basic income per common share	$0.06	$0.08	$0.24	$0.18

Diluted income per common share	$0.06	$0.08	$0.24	$0.18

Cash dividend declared per common share	$—	$—	$—	$0.22

Weighted average basic shares outstanding	11,940	11,873	11,932	11,824
Weighted average diluted shares outstanding	11,992	11,979	11,975	11,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$759	$941	$2,834	$2,148

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	314	(753)	1,481	(2,781)

Comprehensive income (loss)	$1,073	$188	$4,315	$(633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334
Stock option exercises	32,239	—	27	—	—	—	27
Common stock issued pursuant to the Employee Stock Purchase Plan	694	—	2	—	—	—	2
Stock-based compensation expense	—	—	486	—	—	—	486
Net income	—	—	—	—	—	2,834	2,834
Foreign currency translation adjustment	—	—	—	—	1,481	—	1,481
Balance at September 30, 2017	11,940,324	$12	$98,259	$(1,253)	$(8,511)	$(54,343)	$34,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,834	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	205
Amortization of intangible assets	618	587
Amortization of debt issuance costs	10	27
Stock based compensation	486	198
Unrealized foreign currency transaction loss, net	568	508
Provision for deferred income taxes	(335)	(18)
Change in operating assets and liabilities:
Contract receivables	(2,474)	735
Unbilled work-in-progress	(1,225)	9
Prepaid and other assets	562	(389)
Accounts payable and accrued liabilities	(759)	202
Unearned revenue	1,831	1,326
Other long-term obligations	376	—
Net cash provided by operating activities	2,648	5,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(24)
Business combinations, net of cash received	(5,938)	—
Net cash used in investing activities	(6,009)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(4)
Payments of the revolving line of credit	—	(10,000)
Proceeds from term loans	4,730	6,000
Principal payments on term loans	(1,500)	—
Payments for debt issuance costs	(20)	(20)
Common stock cash dividends	—	(2,596)
Proceeds from the issuance of stock	29	65
Net cash provided by (used in) financing activities	3,238	(6,555)

Effect of exchange rate changes on cash	86	(418)

Net decrease in cash and cash equivalents	(37)	(1,459)
Cash and cash equivalents at beginning of period	7,614	8,400
Cash and cash equivalents at end of period	$7,577	$6,941

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$1,320	$791
Property and equipment purchased and included in accounts payable	35	1

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

On July 6, 2017 we announced the completion of the previously announced acquisition of Business Logic Systems (“BLS”). BLS, headquartered in Newbury, UK, specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

On September 7, 2017 we announced the completion of the acquisition of four business operating units of Lumata Holdings Ltd. (“the Lumata Entities”).  The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to Evolving Systems’ operations once the integration of the business is completed by year-end 2017.

We believe the acquisitions of BLS and the Lumata Entities further reinforces our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC, Inc.”).  With these recent acquisitions, we now have a customer base of over 90 customers spanning 66 countries across the world. The experienced team and technology from BLS, which provides actionable insights and relevant offers based on customer data, greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. The technology further expands our Managed Services platform for delivering on-tap strategic and tactical solutions. The Lumata Entities’ value lies in its patented technology, industry expertise and strong customer relationships, in particular, those across Western Europe. Led by the explosive growth in mobile, the next generation of CVM is moving beyond traditional CRM and points based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals including telecom, finance, and retail.  The acquisition of the Lumata Entities is another milestone in Evolving Systems’ transformation from its position as a market leader in customer acquisition, development and retention serving the telecommunication industry. Through the growth of its CVM technology and portfolio, Evolving Systems is positioned to be a next-generation mobile consumer engagement solutions accelerator across multiple industry verticals.

While the Company remains a market leader in core service activation and number management services through established solutions like Tertio and Dynamic SIM Allocation that transformed how customers buy and activate phones, Evolving Systems has also become a leader in Customer Value Management (CVM) solutions through the acquisition of leading real-time marketing specialists including Evolving Systems NC, Inc. in September 2015.  This uniquely enables Evolving Systems to provide an end-to-end solution portfolio addressing all stages of the customer lifecycle from activation through retention, allowing the marketing teams to accelerate both reach and customer acquisition, drive ARPU, reward tenure, and accelerate digital adoption leveraging big data analytics and real-time triggers to target customers when it matters most.

Our strategic focus is primarily on delivering a significant competitive advantage to organizations with a large subscriber base in the telecom, banking, retail and other sectors. Reaching a potential 1.9 billion subscribers each day, the Company helps its customers grow market share, increase average revenue per user (ARPU), stem churn or improve business efficiencies in a dynamic market. These acquisitions will enable growth of our CVM technology and portfolio, which will position us to be a next-generation mobile consumer engagement solutions accelerator across multiple industry verticals.

Interim Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim consolidated financial statements. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

Intangible Assets — Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs, Inc.”), Evolving Systems NC, Inc., BLS and the Lumata Entities.  These assets are amortized using the straight-line method over their estimated lives.

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

We review and update our contract-related estimates regularly. The impact of an adjustment in estimate is recognized prospectively over the remaining contract term. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three and nine months ended September 30, 2017 and 2016.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Of the restrictions on the stock awards granted during the three months ended March 31, 2017 and June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40 % will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.  Of the restrictions on the stock awards granted during the three months ended September 30, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period.

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

Restricted Cash — As of June 30, 2017 we had $1. 6 million of restricted cash related to the pending asset purchase of Business Logic Systems Limited.  The restricted cash became unrestricted as of July 3, 2017, once the purchase was consummated, and was applied to the purchase.  As of September 30, 2017 we had no restricted cash.

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

Recently Adopted Accounting Pronouncements —In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We adopted this ASU during the first quarter 2017.  The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted cash, which requires the statement of cash flows explain the change during the period in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts described as restricted cash and restricted cash equivalents should be combined with the unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flow.   The standard is effective for annual periods beginning after December 15, 2017, and interim periods within the fiscal years. We adopted this ASU during the second quarter 2017.  The key effects of the adoption on our financial statements include that the statement of cash flows now presents a transfer of restricted cash from a cash balance as a cash transaction.  As such, a restricted cash is now classified as operating, investing, or financing, as appropriate.

NOTE 2 — ACQUISITION

On July 3, 2017, we completed the purchase by BLS Limited (“EVOL BLS”), a wholly owned subsidiary of Evolving Systems, Inc., a Delaware corporation (the “Company”), of Business Logic Systems Limited (“Seller”).  EVOL BLS and Seller are both companies incorporated under the laws of England and Wales.  Under the terms of the Asset Purchase Agreement, dated as of May 5, 2017 (the “Purchase Agreement”), the Seller will sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £100,000 ($134,000), which was reduced in full by the sums paid by EVOL BLS to certain employees’ severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24  month period; and (c) an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

The Purchase Agreement contains a two year “no solicitation” provision which restricts the Seller’s ability to compete with EVOL BLS with respect to the BLS business or to solicit BLS customers or BLS employees serving in an executive, managerial, sales or technical role.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $0.1 million, was recorded as goodwill. The results of EVOL BLS’s operations have been included in the consolidated financial statements since the acquisition date.  The amortization of the intangible assets is deductible for tax purposes.

Total purchase price is summarized as follows (in thousands):

July 3, 2017
Cash Consideration
Total Cash Consideration	$1,558

Earnout	380
Total purchase price	$1,938

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

July 3, 2017
Contract receivables	$962
Unbilled work-in-progress	1,278
Intangible assets	205
Prepaid and other current assets	437
Other assets, non-current	55
Total identifiable assets acquired	$2,937

Accounts payable and accrued liabilities	$792
Deferred revenue	338
Total identifiable liabilities acquired	$1,130

Net identifiable assets acquired	1,807

Goodwill	131
Net assets acquired	$1,938

We recorded $0.2 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately six years and are amortizing the value of the purchased software, trademarks and trade names, non-competition and customer relationships over an estimated useful life of 5, 0.5, 2 and 7 years, respectively.  Amortization expense of approximately $12,000 related to the acquired intangible assets was recorded during the three and nine months ended September 30, 2017.

The $0.1 million of the goodwill recognized is attributed primarily to expected synergies and the assembled workforce of EVOL BLS.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of EVOL BLS.

Intangible assets related to the EVOL BLS’s acquisition as of September 30, 2017 (in thousands):

	September 30, 2017
	Gross Amount	Effects of changes in foreign currency exchange rates	Net Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$83	$3	$86	$4	$82	5 yrs
Trademarks and tradenames	6	1	7	3	4	0.5 yrs
Non-competition	4	—	4	1	3	2 yrs
Customer relationships	112	3	115	4	111	7 yrs
	$205	$7	$212	$12	$200	5.88 yrs

On September 4, 2017, Evolving Systems Holdings Limited (“EVOL Holdings”), a wholly owned subsidiary of Evolving Systems, Inc., completed the acquisition under a Share Purchase Agreement (the “Purchase Agreement”) with Lumata Holdings Limited (“Lumata Holdings” or “Seller”) and Francisco Partners III (Cayman) L.P, as Guarantor (the “Acquisition”).  EVOL Holdings acquired all of the issued and outstanding shares of four (4) Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in exchange for a cash payment totaling €4.0 million ($4.8 million), subject to certain adjustments. The Seller and certain members of the Seller’s management entered into Management Warranty Deeds to secure Lumata Holdings’ representations and warranties under the Purchase Agreement and, to the extent the amounts provided under the Management Warranty Deeds are not sufficient to satisfy post-closing claims, EVOL Holdings may seek recovery from the Guarantor in an amount not to exceed €400,000 ($476,000).  EVOL Holdings and Seller are both companies incorporated under the laws of England and Wales.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $2.7 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2018.  The results of the Lumata Entities’ operations have been included in the consolidated financial statements since the acquisition date.  The amortization of the intangible assets is not deductible for tax purposes.

Total purchase price is summarized as follows (in thousands):

September 4, 2017
Cash Consideration
Total Cash Consideration	$4,766

Total purchase price	$4,766

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

September 4, 2017
Cash and cash equivalents	$386
Contract receivables	1,444
Unbilled work-in-progress	110
Intangible assets	1,935
Prepaid and other current assets	1,539
Other assets, non-current	19
Total identifiable assets acquired	$5,433

Accounts payable and accrued liabilities	$3,086
Deferred tax liability	329
Deferred revenue	325
Total identifiable liabilities acquired	$3,740

Net identifiable assets acquired	1,693

Goodwill	3,073
Net assets acquired	$4,766

We recorded $1.9 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately ten years and are amortizing the value of the purchased software, trademarks and tradename, non-competition and customer relationships over an estimated useful life of 7, 5, 1.5 and 13 years, respectively.  Amortization expense of approximately $18,000 related to the acquired intangible assets was recorded during the period ended September 30, 2017.

The $3.1 million of goodwill recognized is attributed to expected synergies and the assembled workforce and residual goodwill of the Lumata Entities.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of the Lumata Entities.

Intangible assets related to the Lumata Entities’ acquisition as of September 4, 2017 (in thousands):

	September 30, 2017
	Gross Amount	Effects of changes in foreign currency exchange rates	Net Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$672	$23	$695	$8	$687	7 yrs
Trademarks and tradenames	111	4	115	2	113	5 yrs
Non-competition	2	—	2	—	2	1.5 yrs
Customer relationships	1,150	40	1,190	8	1,182	13 yrs
	$1,935	$67	$2,002	$18	$1,984	10.45 yrs

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2016	$20,599
Goodwill acquired during the year	3,204
Effects of changes in foreign
currency exchange rates (1)	1,153
Balance at September 30, 2017	$24,956

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2017, at which time we had $21.5 million of goodwill. The fair value of the reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses, which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2017 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10-Q was filed which impacts our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Inc., Evolving Systems NC, Inc., EVOL BLS, and the Lumata Entities on a straight-line basis over their estimated lives ranging from one to eight years.  As of September 30, 2017 and December 31, 2016, identifiable intangibles were as follows (in thousands):

	September 30, 2017					December 31, 2016
	Gross Amount	Effects of changes in foreign currency exchange rates	Net Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,873	$27	$2,900	$647	$2,253	$2,118	$436	$1,682	7.7 yrs
Trademarks and tradenames	302	4	306	177	129	185	116	69	3.7 yrs
Non-competition	39	—	39	34	5	33	21	12	2.0 yrs
Customer relationships	4,286	44	4,330	920	3,410	3,024	587	2,437	8.7 yrs
	$7,500	$75	$7,575	$1,778	$5,797	$5,360	$1,160	$4,200	8.1 yrs

Amortization expense of identifiable intangible assets was $0.2 million for the three months and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2017 was as follows (in thousands):

Twelve months ending September 30,
2018	$960
2019	944
2020	940
2021	940
2022	859
Thereafter	1,154
$5,797

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic income per share:
Net income available to common stockholders	$759	$941	$2,834	$2,148
Basic weighted average shares outstanding	11,940	11,873	11,932	11,824
Basic income per share:	$0.06	$0.08	$0.24	$0.18

Diluted income per share:
Net income available to common stockholders	$759	$941	$2,834	$2,148
Weighted average shares outstanding	11,940	11,873	11,932	11,824
Effect of dilutive securities - options and restricted stock	52	106	43	143
Diluted weighted average shares outstanding	11,992	11,979	11,975	11,967
Diluted income per share:	$0.06	$0.08	$0.24	$0.18

For the three months ended September 30, 2017 and 2016, 0.4 million and 0.5 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the nine months ended September 30, 2017 and 2016, 0.4 million and 0.5 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and nine months ended September 30, 2017, 0.6 million shares of unvested restricted stock were excluded from basic earnings per share but a portion of the 0.6 million shares were included in dilutive earnings per share.  No shares of restricted stock were excluded from basic or dilutive earnings per share for the three and nine months ended September 30, 2016.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million and $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2017 and 2016 and $0.5 million and $0.2 million for the nine months ended September 30, 2017 and 2016 respectively

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue, excluding depreciation and amortization	$4	$8	$15	$32
Sales and marketing	5	7	9	20
General and administrative	199	20	414	90
Product development	14	17	48	56
Total share based compensation	$222	$52	$486	$198

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209.  Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At September 30, 2017, no shares were available for grant under the 2007 Stock Plan, as amended.  At September 30, 2017 and December 31, 2016, 0.8 million and 0.7 million were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance.  In June 2017, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 650,000.  Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At September 30, 2017, there were approximately 0.3 million shares available for grant under the 2016 Stock Plan.  At September 30, 2017 and December 31, 2016, 0.3 million and 0 shares were issued and outstanding under the 2016 Stock Plan, respectively.

During the three months ended September 30, 2017 7,500 shares of restricted stock were granted to a member of our senior management.  During the nine months ended September 30, 2017 0.6 million shares of restricted stock were granted to members of our Board of Directors and senior management.  During the three and nine months ended September 30, 2016 no shares of restricted stock were granted to members of our Board of Directors or senior management.  During the three months ended September 30, 2017 1,250 shares of restricted stock vested. During the nine months ending September 30, 2017 3,750 shares of restricted stock vested.  During the three and nine months ended September 30, 2016 5,000 shares of restricted stock vested. During the three and nine months ended September 30, 2017 4,000 and 27,000 of restricted stock were forfeited, respectively.  No shares of restricted stock were forfeited during the three and nine months ended September 30, 2016.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Stock-based compensation expense includes $0.2 million and $8,000 for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $23,000 for the nine month ended September 30, 2017 and 2016, respectively, of expense related to restricted stock grants. Of the restrictions on the stock awards granted during the six months ended June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.  Of the restrictions on the stock awards granted during the three months ended September 30, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period.

The following is a summary of restricted stock option activity under the plans for the three and nine months ended September 30, 2017:

Restricted Stock Number of Shares (in thousands)

Shares outstanding at December 31, 2016	15
Restricted stock granted	615
Less restricted stock forfeited	(27)
Less restricted stock vested	(4)
Shares outstanding at September 30, 2017	599

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	6.4	6.0	6.4	6.0
Risk-free interest rate	1.88%	1.10%	1.88%	1.32%
Expected volatility	38.74%	36.55%	38.74%	36.81%
Expected dividend yield	0.00%	4.23%	0.00%	7.22%

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2016	684	$6.17	7.30	$139
Options granted	50	4.65
Less options forfeited/cancelled	(131)	6.58
Less options exercised	(108)	3.31
Options outstanding at September 30, 2017	495	$6.54	7.47	$86

Options exercisable at September 30, 2017	305	$6.99	6.82	$76

There were 50,000 and 40,000 stock options granted during the three months ended September 30, 2017 and 2016, respectively. There were 50,000 and 118,000 stock options granted during the nine months ended September 30, 2017 and 2016, respectively. The weighted-average grant-date fair value of stock options granted were $1.92 and $1.16 during the three months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, there were approximately $2.5 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 3.38 years.  The total fair value of stock options vested during the three months ended September 30, 2017 and 2016 was approximately $38,000 and $0.1 million, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2017 and 2016 was approximately $0.1 million and $0.2 million, respectively.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $3,000 for the three months ended September 30, 2017 and 2016. The deferred income tax benefits from stock option expense related to Evolving Systems U.K totaled approximately $7,000 and $10,000 for the nine months ended September 30, 2017 and 2016, respectively.

Cash received from stock option exercises for the three months ended September 30, 2017 and 2016 was $3,000 and $9,000, respectively.  Cash received from stock option exercises for the nine months ended September 30, 2017 and 2016 was $27,000 and $50,000 respectively.

During the nine months ended September 30, 2017, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the nine months ended September 30, 2017, resulted in 18,951 shares issued and 75,327 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended September 30, 2017.   Net settlement exercises during the three and nine months ended September 30, 2016, resulted in approximately 93,782 shares issued and 32,502 options cancelled in settlement of shares issued.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares.  Employees may elect to have up to 15% of their gross compensation withheld through payroll deductions to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of September 30, 2017, there were approximately 51,000 shares available for purchase.  For the three months ended September 30, 2017 and 2016, we recorded compensation expense of $90 and $160, respectively, and $600 and $2,000, for the nine months ended September 30, 2017 and 2016, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price.  This expense fluctuates each period primarily based on the level of employee participation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	0.25	0.25	0.25	0.25
Risk-free interest rate	1.06%	0.27%	0.97%	0.23%
Expected volatility	37.08%	40.28%	41.72%	41.56%
Expected dividend yield	0.00%	5.06%	0.00%	7.58%

Cash received from employee stock plan purchases for the three months ended September 30, 2017 and 2016 was $344 and $1,000, respectively.  Cash received from employee stock plan purchases for the nine months ended September 30, 2017 and 2016, was $2,000 and $6,000, respectively.

We issued shares related to the ESPP of approximately 80 and 200 for the three months ended September 30, 2017 and 2016, respectively.  We issued shares related to the ESPP of approximately 600 and 1,000 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2017, one significant customer (defined as contributing at least 10%) accounted for 12% of revenue from operations.  The significant customer for the three months ended September 30, 2017 is a large telecommunications operator in Europe.  For the three months ended September 30, 2016, one significant customer accounted for 13% of revenue from operations.  The significant customer for the three months ended September 30, 2016 is a large telecommunications operator in Africa.  For the nine months ended September 30, 2017 one significant customer accounted for 13% of revenue from operations.  This customer is a large telecommunications operator in Europe.  For the nine months ended September 30, 2016, no significant customers accounted for 10% of revenue from operations.

As of September 30, 2017 and December 31, 2016, no significant customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 7 — LONG-TERM DEBT

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of September 30, 2017, the U.S.A. Prime Rate was 4.25%.  The Term Loan is secured by substantially all of the assets of Evolving Systems, Inc., including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems, Inc.  Interest shall accrue from the date the Term Loan is made at the aforementioned rate and shall be payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of

$18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The Term Loan matures on January 1, 2020.

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

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4,730,000 (the “Loan Facility”).  The purpose of the Loan Facility is to provide funds in connection with the Company’s entry into a Share Purchase Agreement with Lumata Holdings Limited (“Lumata Holdings”) for a cash payment totaling €4 million ($4.8 million). See Note 2 Acquisitions for the Lumata Entities acquisition. The Loan Facility requires the Company to make monthly principal payments of approximately $131,400 commencing July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%.  As of September 30, 2017, the U.S.A. Prime Rate was 4.25%.  EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured over all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

The Loan Facility requires the Company to pay an Arrangement Fee (“Origination Fee”) of $23,650, payable in 4 equal installments, with the first payment due on the date of the Loan Facility and the remaining three payments on the first, second and third anniversary thereof. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Company may prepay the Loan Facility at any time, in a minimum amount of $250,000 and increments of $50,000, subject to a prepayment fee of 2% of the amount prepaid, on any prepayment made before the second anniversary date of the Agreement. The unpaid balance of the Loan Facility is due on August 16, 2021.

The Loan Facility includes financial covenants as well as negative covenants that place restrictions on EVOL Holdings, the Parent and Original Guarantors and the additional obligors’ ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends, cause or permit a change of control; merge or consolidate with another entity; enter into affiliate transactions; and change the nature of its business materially, subject to standard exceptions.

The Loan Facility has the same covenants as the Term Loan.

As of September 30, 2017, we were in compliance with the covenants and had a $9.4 million balance under the Term Loan and Loan Facility net of approximately $14,000 of debt issuance costs.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  The net expense during the three months ended September 30, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.2) million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015. The net expense during the three months ended September 30, 2016 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax expense primarily related to undistributed U.K. foreign earnings offset by the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.

We recorded net income tax expense of $0.9 million for the nine months ended September 30, 2017 and 2016.  The net expense during the nine months ended September 30, 2017 consisted of current income tax expense of $1.2 million and a deferred tax benefit of ($0.3) million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations. The deferred tax benefit was primarily related to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc.  The net expense during the nine months ended

September 30, 2016 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($19,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015 offset by undistributed U.K. foreign earnings.

Our effective tax rate was 19% and 31% for the three months ended September 30, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the acquisition of subsidiaries with lower effective tax rates.

Our effective tax rate was 24% and 30% for the nine months ended September 30, 2017 and 2016 respectively.  The decrease in our effective tax rates relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the acquisition of subsidiaries with lower effective tax rates.

As of September 30, 2017 and December 31, 2016 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset.  Such assets primarily consist of Foreign Tax Credit (“FTC”), state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  Our deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016, were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred tax assets
Foreign tax credits carryforwards	$4,878	$4,360
Net operating loss carryforwards	3,485	544
Research & development credits	303	303
AMT credits	770	770
Stock compensation	707	561
Depreciable assets	87	71
Accrued liabilities and reserves	158	124
Total deferred tax assets	10,388	6,733

Deferred tax liabilities
Deferred revenue
Undistributed foreign earnings	$(701)	$(662)
Intangibles	(1,496)	(1,339)
Total deferred tax liability	(2,197)	(2,001)

Net deferred tax assets, before valuation allowance	$8,191	$4,732
Valuation allowance	(8,191)	(4,732)
Net deferred tax asset	$—	$—

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a FTC on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As the election to claim the foreign tax credit or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or foreign tax credit on an annual basis.  The company has approximately $4.9 million of FTC’s to carryforward through 2017 and subsequent years as a deferred tax asset.

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

As of September 30, 2017 and December 31, 2016 we had no liability for unrecognized tax benefits.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of September 30, 2017 and December 31, 2016, no shares of preferred stock were outstanding.

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

NOTE 10 —GEOGRAPHICAL INFORMATION

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

	For the Three Months Ended September 30,
	2017
	License	Services	Total
Revenue
United Kingdom	$—	$1,381	$1,381
Other	1,068	5,098	6,166
Total revenues	$1,068	$6,479	$7,547

	For the Three Months Ended September 30,
	2016
	License	Services	Total
Revenue
United Kingdom	$—	$722	$722
Algeria	799	68	867
Switzerland	—	686	686
Other	51	3,777	3,828
Total revenues	$850	$5,253	$6,103

	For the Nine Months Ended September 30,
	2017
	License	Services	Total
Revenue
United Kingdom	$—	$3,858	$3,858
Other	2,131	13,655	15,786
Total revenues	$2,131	$17,513	$19,644

	For the Nine Months Ended September 30,
	2016
	License	Services	Total
Revenue
United Kingdom	$—	$2,622	$2,622
Switzerland	—	2,109	2,109
Other	2,292	11,638	13,930
Total revenues	$2,292	$16,369	$18,661

	September 30,	December 31,
	2017	2016
Long-lived assets, net
United States	$11,476	$12,347
United Kingdom	17,753	12,680
Other	1,859	318
	$31,088	$25,345

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2017 or December 31, 2016.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2017 or December 31, 2016.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2017 or December 31, 2016.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2017 or December 31, 2016.

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

In connection with our acquisition of BLS on July 3, 2017, we agreed to an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company also agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

(b)         Litigation

From time to time, we are involved in various legal matters arising in the normal course of business.  We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 12 — RESTRUCTURING

During the third quarter of 2017, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.1 million primarily related to severance for the affected employees.  The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of EVOL BLS in the third quarter of 2017.  During the third quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense adjustment of $3,000 for the three months ending September 30, 2016, primarily related to severance for the affected employees.  The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.

For the nine months ending September 30, 2017 and 2016 we had $0.1 million and $1.0 million of restructuring expense, respectively.  During the first quarter of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015.

There was no restructuring liability as of September 30, 2017 and December 31, 2016.

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

OVERVIEW

We are a provider of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. Our customers rely on us to develop, deploy, enhance and maintain software solutions including managed services that provide a variety of service activation and provisioning functions.  RLM enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time; our service activation solution, TSA is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, DSA is used to dynamically allocate and assign resources to MNO devices that rely on SIM cards; our MDE solution provides a data consumption and policy management solution for wireless carriers and MVNOs that monitor the usage and consumption of data services; our TNM product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our portfolio of managed services for ‘engagement & retention’ accelerates deployment and maximizes impact of marketing objectives such as driving revenue growth (ARPU), rewarding tenure through loyalty solutions, accelerating digital adoption, and improving Net Promoter Scores. Combining Customer Value Management (CVM) specialists and the cutting-edge Evolution platform, we are able to deliver a full-service solution in a cloud SaaS model or hosted on-site, worldwide.

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles.  Our license fees and services revenues fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

On July 6, 2017 we announced the completion of the previously announced acquisition of Business Logic Systems (“BLS”). BLS, headquartered in Newbury, UK, specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

On September 7, 2017 we announced the completion of the acquisition of four business operating units of Lumata Holdings Ltd. (“the Lumata Entities”).  The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to our operations once the integration of the business is completed by year-end 2017.

Consolidated revenue was $7.5 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $19.6 million and $18.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in revenue for the three and nine months ended is due primarily to the acquisitions of EVOL BLS and the Lumata Entities July 3, 2017 and September 4, 2017, respectively.  The increase in revenue for the nine months ended is due to the acquisitions of EVOL BLS and the Lumata Entities.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2017 vs. 2016	2017 vs. 2016
Changes in:
Revenue	$9	$(417)
Costs of revenue and operating expenses	55	(342)
Operating loss	$(46)	$(75)

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
License fees	14%	14%	11%	12%
Services	86%	86%	89%	88%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	34%	21%	29%	21%
Sales and marketing	19%	20%	18%	20%
General and administrative	20%	16%	18%	15%
Product development	5%	11%	7%	13%
Depreciation	1%	1%	1%	1%
Amortization	3%	3%	3%	3%
Restructuring	2%	0%	1%	5%
Total costs of revenue and operating expenses	84%	72%	77%	78%

Income from operations	16%	28%	23%	22%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(2)%	(1)%	(1)%
Foreign currency exchange gain (loss)	(3)%	(4)%	(3)%	(4)%
Other income (expense), net	(4)%	(6)%	(4)%	(5)%

Income from operations before income taxes	12%	22%	19%	17%
Income tax expense	2%	7%	5%	5%
Net income	10%	15%	14%	12%

Revenue

Revenue is comprised of license fees and services.  License fees represent the fees we receive from the licensing of our software products. Services revenue are directly related to the delivery of the licensed product as well as integration services, managed services, SaaS services, time and materials work and customer support services.  Customer support services include annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”), is deferred and recognized ratably over the warranty period.

Revenue for the three months ended September 30, 2017 and 2016 was $7.5 million and $6.1 million respectively.  The license fees revenue increased for the three months is primarily due to license fees from the acquisition of Evolving Systems BLS LTD and the Lumata Entities slightly offset by lower FUAs fees in the current period.  Services revenue increased for the three months due to from the acquisition of Evolving Systems BLS LTD and the Lumata Entities.  Revenue for the nine months ended September 30, 2017 and 2016 was $19.6 million and $18.7 million, respectively.    License fee revenue decreased primarily due to lower FUAs fees in the current period offset by license fee revenue from the acquisition of Evolving Systems BLS LTD and the Lumata Entities.  Services revenue increased during the period primarily due from the acquisition of Evolving Systems BLS LTD and the Lumata Entities.

License Fees

License fees revenue increased $0.2 million, or 26%, to $1.1 million for the three months ended September 30, 2017 from $0.9 million for the three months ended September 30, 2016.  The increase is due primarily to the acquisition of Evolving Systems BLS LTD offset by lower prepaid license fee revenue from FUAs.

License fees revenue decreased $0.2 million, or 7%, to $2.1 million for the nine months ended September 30, 2017 from $2.3 million for the nine months ended September 30, 2016.  The decrease in revenue is due to lower prepaid license fee revenue from FUAs during the first quarter in 2017 and the migration of business to a managed services model offset by license fees from the acquisition of Evolving Systems BLS LTD.

Services

Services revenue increased $1.2 million, or 23%, to $6.5 million for the three months ended September 30, 2017 from $5.3 million for the three months ended September 30, 2016.  The increase is due to the acquisitions of EVOL BLS and the Lumata Entities.

Services revenue increased $1.1 million, or 7%, to $17.5 million for the nine months ended September 30, 2017 from $16.4 million for the nine months ended September 30, 2016.  The increase in revenue is due to the acquisitions of EVOL BLS and the Lumata Entities.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions.  Costs of revenue includes Product Development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased $1.3 million, or 104%, to $2.6 million for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016.  The increase in costs of revenue is primarily attributable to the cost of revenue from the acquisitions of EVOL BLS and the Lumata Entities.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 34% for the three months ended September 30, 2017 from 21% for the three months ended September 30, 2016.  The increase as a percentage of revenue is primarily due to the aforementioned higher costs.

Costs of revenue, excluding depreciation and amortization, increased $1.7 million, or 43%, to $5.7 million for the nine months ended September 30, 2017 from $4.0 million for the nine months ended September 30, 2016.  The increase in costs is primarily attributable to the cost of revenue from the acquisitions of EVOL BLS and the Lumata Entities.  As a percentage of license fees and services revenue, costs of license fees and services, excluding depreciation and amortization, increased to 29% for the nine months ended September 30, 2017 from 21% for the nine months ended September 30, 2016.  The increase in costs as a percentage of revenue is primarily due to the aforementioned higher costs during the period.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.2 million, or 16%, to $1.4 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016.  The increase in expenses is attributable to the sales and marketing expenses from the acquisition of Evolving Systems BLS LTD.  As a percentage of total revenue, sales and marketing expenses decreased to 19% for the three months ended September 30, 2017 from 20% for the three months ended September 30, 2016. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the increase in revenue during the period.

Sales and marketing expenses decreased $0.3 million, or 8%, to $3.5 million for the nine months ended September 30, 2017 from $3.8 million for the nine months ended September 30, 2016.  The decrease in costs is primarily attributable to lower employee expenses, travel expense and marketing expenses offset by the sales and marketing expenses from the acquisition of EVOL BLS. As a percentage of total revenue, sales and marketing expenses decreased to 18% for the nine months ended September 30, 2017 from 20% for the nine months ended September 30, 2016.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned decrease in expenses and increased revenue during the period.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management.  General and administrative expenses increased $0.6 million, or 64%, to $1.6 million for the three months ended September 30, 2017 from $1.0 million for the three months ended September 30, 2016.  The increase in costs is primarily attributable to professional fees related asset acquisition of the Lumata Entities, higher stock incentive compensation expense due to restricted stock grants and the general and administrative expenses from the acquisitions of EVOL BLS and the Lumata Entities.  As a percentage of revenue, general and administrative expenses increased to 21% for the three months ended September 30, 2017 from 16% for the three months ended September 30, 2016.  The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses.

General and administrative expenses increased $0.8 million, or 28%, to $3.6 million from $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in costs is primarily related to higher professional fees related to the recent acquisitions, higher stock incentive compensation expense due to restricted stock grants and the general and administrative expenses from the acquisitions of EVOL BLS and the Lumata Entities.  As a percentage of total revenue, general and administrative expenses increased to 18% for the nine months ended September 30, 2017 from 15% for the nine months ended September 30, 2016.  The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned increase in expenses.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses.  Product development expenses decreased $0.3 million, or 49%, to $0.4 million for the three months ended September 30, 2017 from $0.7 million for the three months ended September 30, 2016.  The decrease in product development expenses was due to hours worked on projects related to managed services which are charged to cost of revenue offset by the product and development expenses from the acquisitions of EVOL BLS and the Lumata Entities. As a percentage of revenue, product development expenses decreased to 5% for the three months ended September 30, 2017 from 11% for the three months ended and 2016.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Product development expenses decreased $1.0 million, or 40%, to $1.5 million for the nine months ended September 30, 2017 from $2.5 million for the nine months ended September 30, 2016.  The decrease in product development expenses is primarily attributable to lower salary expense due to the restructuring in 2016, hours worked on projects related to managed services offset by the product and development expenses from the acquisitions of EVOL BLS and the Lumata Entities.  As a percentage of revenue, product development expenses for the nine months ended September 30, 2017 decreased to 8% from 13% for the nine months ended September 30, 2016.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense was $0.1 million for the three months ended September 30, 2017 and 2016.  As a percentage of total revenue, depreciation expense for the three months ended September 30, 2017 and 2016 remained at 1%.

Depreciation expense was $0.2 million for the nine months ended September 30, 2017 and 2016.  As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2017 and 2016 remained at 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc., Evolving Systems NC, Inc, Evolving Systems BLS LTD and the Lumata Entities.  Amortization expense was $0.2 million for the three months ended September 30, 2017 and 2016.  As a percentage of total revenue, amortization expense remained at 3% for the three months ended September 30, 2017 and 2016.

Amortization expense was $0.6 million for the nine months ended September 30, 2017 and 2016.  As a percentage of total revenue, amortization expense remained at 3% for the nine months ended September 30, 2017 and 2016.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC, Inc. in the third quarter of 2015 and Evolving Systems BLS LTD in third quarter of 2017.  Restructuring expense was $0.1 million and $3,000 for the three months ended September 30, 2017 and 2016, respectively.  As a percentage of revenue, restructuring expense was 2% and 0% for the three months ended September 30, 2017 and 2016.

Restructuring was $0.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.  As a percentage of revenue, restructuring expense was 1% and 5% for the nine months ended September 30, 2017 and 2016, respectively.

Interest Income

Interest income includes interest income earned on cash and cash equivalents.  Interest income was $1,000 for the three months ended September 30, 2017 and 2016, respectively.

Interest income was $2,000 and $4,000 for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs from our debt facility, interest expense from our term loan and interest expense from our capital lease obligations.  Interest expense was $0.1 million for the three months ended September 30, 2017 and 2016.  As a percent of revenue, interest expense was 1% for the three months ended September 30, 2017 and 2016.

Interest expense was $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $0.1 million is primarily due to the Fifth Amendment to the loan and security agreement with East West Bank which provided for a Term Loan of $6.0 million.  The agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The result of the $4.0 million payment in February 2016 from our cash reserves and reducing the $10 million revolving facility to $6.0 million lowered the interest expense in the current period.   As a percent of revenue, interest expense was 1% for the nine months ended September 30, 2017 and 2016.

Foreign Currency Exchange Loss

Foreign currency transaction losses resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K., BLS, the Lumata Entities and India subsidiaries.

Other Comprehensive Gain (Loss)

Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive gain was $0.3 million during the three months ended September 30, 2017 compared to ($0.8) million during the three months ended September 30, 2016.  The current period gain is related to a strengthening British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

For the nine months ended September 30, 2017 other comprehensive gain was $1.5 million compared to a comprehensive loss of ($2.8) million for the nine months ended September 30, 2016. The gain for the for the nine months ended September 30, 2017 was due to British Pound Sterling strengthening during the period and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.  The loss generated during the nine months ended September 30, 2016 was due to a weaker British Pound Sterling and the related translation of our U.K. subsidiary’s assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  The net expense during the three months ended September 30, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of ($0.2) million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations.  The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015. The net expense during the three months ended September 30, 2016 consisted of current income tax expense of $0.3 million and a deferred tax expense of $0.1 million. The current tax expense consists of income tax from our U.S., U.K. and India based operations.  The deferred tax expense primarily related to undistributed U.K. foreign earnings offset by the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.

We recorded net income tax expense of $0.9 million for the nine months ended September 30, 2017 and 2016.  The net expense during the nine months ended September 30, 2017 consisted of current income tax expense of $1.2 million and a deferred tax benefit of ($0.3) million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations. The deferred tax benefit was primarily related to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc.  The net expense during the nine months ended September 30, 2016 consisted of current income tax expense of $0.9 million and a deferred tax benefit of ($19,000).  The current tax expense consists primarily of income tax from our U.K. and India based operations.  The deferred tax benefit was primarily related to the amortization of intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015 offset by undistributed U.K. foreign earnings.

Our effective tax rate was 19% and 31% for the three months ended September 30, 2017 and 2016, respectively.  The decrease in our effective tax rate relates to a higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the acquisition of subsidiaries with lower effective tax rates.

Our effective tax rate was 24% and 30% for the nine months ended September 30, 2017 and 2016 respectively.  The decrease in our effective tax rates relates to a higher proportion of our income being generates in the U.K., for which the statutory corporate tax rate is lower and the acquisition of subsidiaries with lower effective tax rates.

As of September 30, 2017 and December 31, 2016 we continued to maintain a valuation allowance on our domestic net deferred tax asset.  Such assets primarily consist of FTC, state Net Operating Loss (“NOL”) carryforwards, research and development tax credits and Alternative Minimum Tax (“AMT”) credits.  See Note 7 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $2.1 million, or 26%, to $10.1 million as of September 30, 2017 from $8.0 million as of December 31, 2016.  The increase in working capital is related to increases in contract receivables, unbilled work-in-progress and prepaid and other current assets primarily as a result of the acquisitions of EVOL BLS and the Lumata Entities.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2016 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and equity transactions.  At September 30, 2017, our principal source of liquidity was $7.6 million in cash and cash equivalents and $10.8 million in contract receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan.  Other uses of cash may include quarterly dividends, capital expenditures and technology expansion.

Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $2.6 million and $5.5 million, respectively.  Cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to net income coupled with collection of contract receivables, invoicing of unbilled work-in-progress, prepaid and other assets, payment of accounts payable and accrued liabilities and increased unearned revenue.

Net cash used in investing activities during the nine months ended September 30, 2017 was $6.0 million due to the acquisition of EVOL BLS and the Lumata Entities, net of cash received, which were completed in the third quarter 2017.  Cash used in investing activities for the nine months ended September 30, 2016 was $24,000 for the purchase of property and equipment.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2017 and 2016 was $3.2 million and ($6.6) million, respectively.  The cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to the proceeds from the Loan Facility entered into August 2017 to acquire the Lumata Entities offset by the principal payments on our term loan and the payment for second year debt issuance costs.  The cash used in financing activities for the nine months ended September 30, 2016 was primarily due to converting our debt by retiring our $10.0 million revolving line of credit with a $6.0 million term loan and a $4.0 million principal payment and a $2.6 million dividend payment.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

•                                                Our cash and cash equivalents balance at September 30, 2017 of $7.6 million;

•                                                Our working capital balance of $10.1 million;

•                                                Our demonstrated ability to generate positive cash flows from operations;

•                                                Our planned capital expenditures of less than $0.5 million during 2017; and

•                                                The repayment of our long-term debt facility of which the first principal payment began in January 2017.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments.  For the nine months ended September 30, 2017 and 2016, the effect of exchange rate changes resulted in a $0.1 million increase and $0.4 million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2017	2016
Spot rates:
British pound sterling	0.74627	0.81103
Indian rupee	65.30500	67.95500

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Average rates:
British pound sterling	0.76414	0.76151	0.78463	0.71919
Indian rupee	64.27852	66.96207	65.24591	67.11474

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

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101 - The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	/s/ JULIE GOSAL HOARAU
Julie Gosal Hoarau
Senior Vice President of Finance Treasurer and Secretary
(Principal Financial and Accounting Officer)