Form 10-K
period 2017-12-31
EVOLVING SYSTEMS INC
filed 2018-04-02
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

OR

☐                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-34261

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9800 Pyramid Court, Suite 400, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 802-1000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	The Nasdaq Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $40.9 million as of June 30, 2017.

The number of shares of Common Stock outstanding was 12,528,892 as of March 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2017 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2017

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” variations of these words and similar expressions. Forward-looking statements are based on current expectations, estimates, projections and assumptions regarding product, services, and customer support revenue; our expectations associated with Evolving Systems Labs, Evolving Systems India, Evolving Systems U.K. Evolving Systems NC, Inc., Evolving Systems BLS LTD, Lumata UK LTD, Lumata France SAS, Lumata Deutschland GmbH, and Lumata Spain SL and short- and long-term cash needs, and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems, Inc. is a provider of real-time digital engagement solutions and services to more than 100 customers in over 65 countries worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

The acquisitions by Evolving Systems, Inc., of BLS Limited (“EVOL BLS”), a wholly owned subsidiary of the Company, of Business Logic Systems Limited (“BLS”) completed on July 3, 2017 and by Evolving Systems Holdings Limited (“EVOL Holdings”), a wholly owned subsidiary of the Company, of all the issued and outstanding shares of four (4) Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) on September 7, 2017, along with the acquisition of RateIntegration d/b/a Sixth Sense Media (“SSM”) in the third quarter of-2015 accelerated the Company’s entry into the high value digital engagement space and also initiated the company’s transition from a traditional software license model to a recurring revenue model based on managed services and Software as a Service (SaaS).

The Company has moved from selling technology to offering business solutions. The value proposition likewise has moved away from cost savings to a focus on revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expense models based on managed services with performance fees.

We offer real time, interactive digital engagement solutions and services that drives increases in Customer Lifetime Value for our enterprise customers:

•                  Acquisition and Activation Solutions that increases new subscribers (customers) enrollment through multiple channels and dealer networks, electronically authenticate customer identity and activate complex bundles of traditional telecom services (voice, messaging and data) and value-added network services.

•                  Retention and Loyalty Solutions that extends the lifetime of customers by engaging them with the brand, interacting and rewarding them with personalized offers through loyalty and partner programs.

•                  Analytics and Value Management Solutions that analyze consumer behavior in real time and enable marketing departments to innovate, create and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers with event-triggered offers that results in higher take-rates and increased customer revenues.

The combination of these offerings increases customer activations and activity, extends their lifetime and increases customer spend resulting in increased customer lifetime value.

We report the operations of our business consistent with our new business solutions model as one segment since we are packaging multiple products and services into offerings for carriers. We report geographic information based upon revenue and long-lived assets in the United States, United Kingdom and all other foreign countries as a group.  Further information is contained in Note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

COMPANY BACKGROUND

Evolving Systems was founded in 1985 to provide software and services to the U.S. telecommunications industry.  During our early years our product focus was on solutions that supported number management and number porting. In November 2004, we expanded our product set and geographical reach with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services.  The Company’s focus was primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

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

On September 30, 2015, we acquired privately held SSM, now known as Evolving Systems NC, Inc. (“Evolving Systems NC”) for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one-year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement. The acquisition included SSM’s software solution, RLM, a platform which enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time as well as a platform for Customer Loyalty and Retention.  The final payment has not been made as of the date this Form 10-K was filed due to pending resolution of outstanding claims.

On July 3, 2017, BLS Limited (“EVOL BLS”), a wholly owned subsidiary of the Company, completed the purchase of Business Logic Systems Limited (“BLS”).  EVOL BLS and BLS are both companies incorporated under the laws of England and Wales.  Under the terms of the Asset Purchase Agreement, dated as of May 5, 2017 (the “Purchase Agreement”), the BLS will sell substantially all of its assets and transfer certain liabilities relating to BLS’s business of providing customer value management solutions and data driven marketing solutions for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £0.1million ($0.1 million), reduced by any sums paid by EVOL BLS for certain employee severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24  month period; and (c) an earnout equal to 50% of BLS based revenue over defined threshold levels for a period of 3 years after the closing date. BLS specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

On September 7, 2017 EVOL Holdings acquired all of the issued and outstanding shares of four (4) Lumata Holdings (“Seller”) subsidiaries, “Lumata Entities”, in exchange for a cash payment totaling €4.0 million ($4.8 million), subject to certain adjustments.  The Seller and certain members of the Seller’s management entered into Management Warranty Deeds to secure Lumata Holdings’ representations and warranties under the Purchase Agreement and, to the extent the amounts provided under the Management Warranty Deeds are not sufficient to satisfy post-closing claims, EVOL Holdings may seek recovery from the Guarantor in an amount not to exceed €0.4 million ($0.5 million).  In connection with the Acquisition, EVOL Holdings entered into a Term Loan Facility Agreement, a Debenture and a Subordination Deed with East West Bank as lender in the amount of $4,730,000 (collectively, the “Loan Facility Agreements”).

The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers are mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to our operations once the integration of the business is completed during 2018.

Evolving Systems, through its acquisitions of Sixth Sense Media, Business Logic Systems and Lumata is now a leader in real-time digital engagement solutions and services that drives increases in customer lifetime value through increases in customer acquisition and activation, the extension of customer lifetime and the increase in customer value and revenues in the converging mobile, entertainment, financial and retail services eco-system. We now also have one of the industry’s best teams of experts, experience and platforms to help drive service providers increase their customer lifetime value (CLV) over the course the customer lifecycle.

INDUSTRY DYNAMICS

The market for digital engagement to increase customer life time value through increased customer acquisition, customer retention and value management is growing. Several key factors are driving carrier demand for next generation solutions, supporting growth for specific products within the sector:

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

•                      On-going network investment in 5G and Internet of things (“IoT”) networks is driving increased demand for digital engagement solutions

•                      Pricing pressure within the telecom industry driven by relatively flat subscriber growth, network upgrade costs, subscriber churn, and increased competition from traditional and new market entrants such as Over-the-Top (“OTT”) services both in the developed and emerging markets; and

•                      Adoption of the Enterprise Mobility and Machine to Machine (“M2M”) requirements are driving further demand.

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

As network migrations to 5G, IoT and M2M accelerate the SIM card and embedded SIM (eSIM) have emerged as a vital links in the end to end value chain. Evolving Systems’ full life cycle management of SIMs and eSIMs from ordering, dynamically activating and managing the SIM card is becoming an important component in the service provider’s infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience. We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this growth segment.  To date our Subscriber Activation solution has activated over half a billion SIM cards, providing enhanced functionality and significant operator savings.

In a market where consumers perceive their telecoms services as a commodity, maintaining or growing customer value and retaining valuable customers is a persistent challenge. Customers are demanding ever greater incentives for their loyalty, attracted by disruptive OTT alternatives and competitive offers on data, airtime, and SMS. This can lead to a spiral of price-driven value destruction unless a truly differentiated approach is used to stand out from the crowd and deliver superior value.

The digital revolution offers unparalleled opportunities to generate new revenue streams, create highly relevant and differentiated offerings, and deliver more engaging customer experiences to the growing universe of connected consumers. But digital requires a whole new way of interacting with consumers in real-time, via multiple channels such as apps, web, email, as well as traditional SMS, in a highly contextual manner. Having a deep understanding of customer preferences and behaviour is critical in this digital environment full of demanding customers.

Mobile service is ubiquitous and mobile operators are the digital enablers between consumers and brands, the trusted processors of customer data, uniquely able to bridge the digital and physical world through their technology infrastructure. The mobile industry is going through a transition period. Traditional voice and messaging revenues are in decline due to several factors including the “over-the-top” OTT players. Mobile data demand is growing.  Service providers are focused on building upon their brand and their “last mile” connectivity to more actively engage their customers  and to increase the customer wallet-share through digital and non-digital partnerships.

Evolving Systems can help Telcos navigate through the digital marketing jungle of fragmented technologies, converging communication channels and data overload through our portfolio of digital engagement solutions.  Evolving Systems combines big ideas and a deep understanding of mobile customer behaviour with powerful software capabilities to create digital engagement & loyalty experiences that stand out from the crowd.

We sit at the intersection of technology and marketing. Our solutions leverage mechanics such as digital vouchering, digital badges, in-app engagement, etc. to drive a two-sided business model, where we generate value from 3rd party brands, as well as retail customers. It is a virtuous circle where customers increase spend and extend tenure in return for perceived high value ‘rewards’ and experiences, which brands provide in order to access a highly targeted mobile customer base.

This is important because connecting brands and consumers via a digital platform, positions the mobile operator at the center of commerce, content, and communication flows in the connected world. Mobile operators have access to accurate data on customer preferences, behaviour, spending, etc.. While it is critical to ensure customer opt-in for data use, industry research confirms that consumers will allow a trusted mobile operator to use customer information in return for highly relevant and attractive incentives from brands.

DIGITAL ENGAGEMENT SOLUTIONS PORTFOLIO

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

Analytics and Value Management

Our Analytics and Value Management solutions empower marketing departments to create and deploy highly personalized, location and contextually relevant, interactive customer engagement campaigns.  Our cutting-edge Evolution platform enables us to deliver a full-service solution in a cloud SaaS model or hosted on-site, worldwide. The platform monitors customer events and behavioural patterns in real-time, building a profile of each subscriber. When the right conditions are met, the platform pushes the best match or a personalized offer or ad to the customer.

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

•                  Campaign Modules provide predefined templates for specific types of real-time mobile marketing tactics, including marketing for data bundles, digital services such as music, video, movies, gaming, entertainment, and mobile money as well as non-digital services including retail offers.

•                  Social Media Integration enables carriers to expand their engagement with subscribers beyond simple network usage and direct channels and can support social marketing campaigns that leverage the subscribers as a part of the marketing network.

•                  App Promotion engages subscribers when they are first configuring new services or when they are upgrading to mobile devices with new capabilities. It enables carriers to promote the use of their own mobile applications for subscriber care, and also those of third party app publishers, opening possibilities for new revenue streams.

Customer Retention and Loyalty

Evolving’s Customer Retention and Loyalty solutions help reduce churn, extend the customer lifetime and generate more revenue from existing subscribers by using the latest innovative programs. Strong subscriber loyalty is created by rewarding subscribers via schemes that offer additional carrier services or the services and products of participating partners.

Brand partnerships are the true differentiators given the commoditization of typical carrier offers in the market. Some of the examples of Digital Engagement concepts we have created include Orange Wednesdays Film Sponsorship, Recharge & Instant Win, the largest points system with 28 million customers online and two of the most successful loyalty programs in the tough African market.  ‘Badges’, a highly-successful next generation loyalty eco-system with gamification, is another break-through innovation that is very successful among European mobile operators. These concepts were designed with specific mechanics that work within the local market in conjunction with brand partners.  They are successful solutions which endure, because of key ingredients such as simple customer journeys, perceived high value rewards and innovative engagement mechanics in conjunction with strategic brand partnerships.

The key modules include:

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

•                  Coupon, Voucher and Badges Management covers the whole lifecycle of coupons, vouchers and badges as a medium for delivering rewards. Our solution manages the interface with partners, the delivery of coupons to subscribers, redemption for digital or physical goods, and settlement between carrier and partner.

•                  Digital Engagement Engine includes several solution components:

•                  Proprietary framework for engagement concept design and partner selection

•                  Flexible business rules to define tiers to earn, burn or transfer credits

•                  Multi-variable definition to calculate loyalty, including spend, tenure, social advocacy, brand engagement, digital maturity, etc.

•                  Intelligent predictive analytics engine and segmentation capability

•                  Channel agnostic redemption capability with standard partner APIs to connect into Point of Sale retail systems and other redemption networks

•                  Tier1 carrier grade data capture and configurable provisioning engine

MANAGED SERVICES (MARKETING AND EXPERT IT SERVICES)

Our Marketing Services team work through a five stage approach to assist our customers marketing departments in engaging and retaining and growing their valuable customers

•                  Engage: We design engagement plans that map against specific segments based on ‘propensity to participate’ and lifetime value indicators.

•                  Interact: We design the push and real-time trigger-based interactions with customers to attract them into the program and keep them engaged.

•                  Reward: We define a broad range of trigger events and a variety of engagement mechanics (points, badges, instant wins, vouchers, etc.).

•                  Redeem: We work with partners to stitch together a redemption network online and offline so customers have a highly relevant, branded rewards (a key source of differentiation and program longevity) from which to choose.

•                  Optimise/Learn: We use program data, overlay program results from our global customer base, and apply an iterative process to reach the right customers with meaningful incentives.

Our Expert IT Services team provides expert and vastly experienced consulting services for the customization, integration and deployment of our solutions.  Our services cover all aspects of the project lifecycle, including system architecture, design, software development and customization, system integration, testing, live deployment and production support, program and project level management, post-implementation maintenance and domain and product expertise.

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

PRODUCT DEVELOPMENT

Our Product Development teams develop our software solutions internally in our labs in North Carolina, France, Romania and India. We conduct research to identify specific industry and customer business needs as well as market requirements and we use that information to determine our investment in product development. We evaluate the market for new products and we leverage our existing product capabilities with enhancements of existing products.  We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

The Evolution platform, a combination of software capabilities through each of the acquisitions will provide a powerful environment to configure and operate rich Customer Lifecycle Journeys from Acquisition to Retention through variety of Engagement Models, Offer Schemes and Loyalty Programs. Primarily designed to address integrated mobile Digital Engagement needs it can accommodate any type of customer and any type of use case. The platform’s Customer Journey Manager will be responsible for profiling individual engagements to enable better insights and more automation. This approach produces more relevant and engaging predictions and offers for us to present to customers.

The platform will provide service providers with unmatched Artificial Intelligence based on smart data and operational predictive analytics functions enabling to improve efficiency and to maximize revenues, all the while reducing time and effort to execute hundreds’s of micro-segmented engagement and offers. Evolving Systems is looking to take its digital engagement readiness solution for carriers beyond just enabling customers to use their traditional data. The new platform will move beyond its current SQL engine to using a Docker-optimized Kafka-powered Big Data platform. This will enable the real-time processing of multiple data-streams for unlimited flexibility and scalability.

Gathering all knowhow acquired by Evolving, the Evolution platform will be used to operate the most innovative large-scale loyalty programs, as well as to provide unique mechanics enabling gamification, optimization and personalization across a variety of channels. It will enable to engage with customers at all stage of their lifecycle, providing interactive dialogue and smart recommendations through all available traditional and digital channels. The platform will seamlessly integrate within the service provider’s IT infrastructure, either on premises or on private cloud. It will be operated or managed as a service depending on the market needs.

Product Development is expensed as incurred.  For the years ended December 31, 2017, 2016 and 2015, we expensed $2.0 million, $3.0 million and $3.8 million, respectively, in development costs.  The majority of product development investments in 2017 went into the further development and enhancement of our RLM and DSA solutions.

SALES AND MARKETING

Our sales force is primarily a field organization structured to focus on specific geographical territories around the world including North America, Latin America, Europe, Middle East, Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics), South Asia and Asia Pacific. Our sales activities cover direct sales to enterprise customers as well as sales through partners and resellers. Partners include Ericsson and Gemalto who include our products as part of their wider solution offerings and systems integrators such as IBM, TechMahindra and Wipro who license our technology to customers as part of their delivery engagements. The Resellers include regional or country specific companies that manage our customer relationships in countries where English is not the primary language.

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

Our marketing organization supports our sales activities by identifying markets for our products and establishing an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and participation in shows, conferences, and industry bodies. The marketing organization is responsible for maintaining our web site and creating electronic and print-based sales collateral to support our sales activities and lead generation.

COMPETITION

The market for telecommunications OSS products and mobile analytics and advertising is highly competitive and subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities; all in the context of continuing pricing pressure. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share.  Nonetheless, we believe our work to establish the Subscriber Acquisition and Activation area has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors for Subscriber Acquisition and Activation are vendors such as Comptel-Nokia, Amdocs and Oracle, as well as billing vendors and vendors such as Ericsson.  In the area of Subscriber Acquisition and Activation, we believe we hold a significant leadership position; however, we see occasional competition from Giesecke & Devrient GmbH and HP, as well as a few other smaller regional competitors

Competitors for Digital Engagement Customer Value Management, Retention and Loyalty, include specialist vendors such as Pontis (acquired by Amdocs), CRM software from vendors such as SAP and Oracle, Analytics software from vendors like SAS and a few independent software companies like FlyTxt and Pelatro.

For all of our products, our ability to compete successfully depends on a wide range of factors.  First and foremost is our ability to deliver both marketing services and expert services based on our solutions platform, which offers a cost-effective way for our customers to benefit from our many years of experience and product investment. We deliver value by offering competitively priced quality solutions, tailored specifically to our customers’ network and IT infra-structure. After a customer implements our products, we often receive subsequent orders for enhancements to add functionality or increase capacity.  Complex solutions tailored to customers’ needs are expensive and time consuming to replace, thus providing us with an incumbent advantage. Furthermore, many of our customer relationships span five years or more.  We believe all of these factors give us a competitive advantage and can be a barrier to entry for potential competitors.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2017 one significant customer accounted for 11%  of revenue from operations.  This customer is a large telecommunications operator in Europe.   For the year ended December 31, 2016 and 2015, no significant customer exceeded the threshold (defined as contributing at least 10%) of revenue from operations.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 16 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

EMPLOYEES

As of December 31, 2017, we employed 314 people including 17 in the United States, 126 in the United Kingdom and European Union and 171 in India.  This includes 111 employees from the recent acquisitions.  Of our worldwide staff, 80% are involved in product delivery, development, support and professional services, 4% in sales and marketing, and 16% in general administration.  The number and mix of our staff was significantly affected by the recent acquisitions and changes may occur in the coming year.  The Company also engages with multiple contractors in various countries to allow us to service our global customers.

AVAILABLE INFORMATION

You can find out more information about us at www.evolving.com. The information on or accessible through our website is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Approximately 52% of our revenue is transacted in currencies other than the U.S. dollar (e.g. British Pound Sterling, Swiss Franc and Euro).  As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced.  At the same time, approximately 75% of our operating expenses are incurred overseas. The strengthening dollar, conversely, lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom line results, we may not be able to maintain this ratio of revenue to expense in the future.  In addition, we may not be able to repatriate cash without incurring substantial risks involving floating currency exchange rates, or to recover or apply withholding taxes remitted to foreign governments.  Any of the foregoing factors may have a material adverse impact on our business, financial condition and results of operations.  On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.  The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

We incurred debt in connection with our recent acquisitions of Lumata and SSM which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisition of “Lumata Entities” completed on September 4, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4,730,000 (the “Lumata Facility”) and we used the full amount of the Lumata Loan Facility to fund the acquisition.  The Lumata Facility requires the Company to make monthly principal payments of approximately $131,400 commencing July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%.  The Lumata Facility is secured by substantially all of the assets of the Company. The unpaid balance of the Lumata Facility is due on August 16, 2021.

In connection with our acquisition of SSM in September 2015, we increased our revolving credit facility with East West Bank from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition.  On February 29, 2016, we retired the Revolving Facility and we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million.  The Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%, and is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  Interest accrues and is payable monthly.  We are required to repay the Term Loan in 36 equal monthly installments, commencing on January 1, 2017. The Term Loan matures on January 1, 2020.

Both in the Lumata Facility and the Term Loan (collectively, “Loans”), require us to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. The Loans also include negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. Outstanding amounts under the loans may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

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

•                  our debt may increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and

•                  the Loans imposes restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under the Loans could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the Loans could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline.

We recently completed a number of acquisitions in support of our new strategy based on recurring managed services. Acquisitions present many risks and we cannot guarantee that we will realize the financial and strategic goals that were contemplated at the time of a transaction.

Since September of 2015 we have acquired the Lumata Entities, BLS and SSM and we believe these acquisitions demonstrate our pivot to the customer acquisition and customer value management (“CVM”) domains. We expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy. We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position.  These transactions involve significant challenges and risks: they may not advance our business strategy, we may not get a satisfactory return on our investment, we may have difficulty integrating operations, new technologies, products and employees, and they may distract management and employees from our other businesses. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected.

Furthermore, we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. In addition, future acquisitions could result in dilutive issuances of equity securities, impact employee stock options, reduce our cash available for operations and increase our debt.  All of these factors associated with acquisitions could result in unexpected litigation from employees and stockholders. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured our workforce in response to management changes, acquisitions, product changes, performance issues or other considerations. These types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while our staff adjusted to new roles and responsibilities. We may choose to implement additional restructuring, particularly in connection with recent or future acquisitions. There is no certainty that we will achieve the expected cost savings or other benefits of these restructurings or do so within the expected timeframe. As a result, our business, revenues and other results of operations could be negatively affected.

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

Compliance with changing European privacy laws could require us to incur significant costs and failure to comply could give rise to liabilities.

During the course of providing our products and services we may collect names, addresses, telephone numbers and other personally identifiable information, or “PII”. This may subject us to complex regulatory requirements related to data collection and risks of improper use or disclosure.  In addition, we have offices and customers in the EU where new more stringent regulations, known as the General Data Protection Regulations or “GDPR,” will be going into effect in May 2018, imposing potentially large monetary fines for privacy violations. We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation, the steps we have taken may not be sufficient to prevent the misappropriation or improper disclosure of such PII. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. We may also experience hesitancy, reluctance or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure that these customers might face as a result of the current data protection obligations imposed on them by certain data protection authorities. These customers may decide not to do business with us or may require that their personal data remains in certain locations.  We will incur additional costs if we are required to implement special operational processes and store data in jurisdictions not of our choosing. Any failure by us to comply with laws and regulations regulating privacy, data security, or consumer protection could result in lost or restricted business, actions or fines brought against us or levied by governmental entities or others and could adversely affect our business and harm our reputation.

We face risks associated with doing business through local partners.

In some countries, because of local customs and regulations or for language reasons, we do business through local partners who resell our products and services, with or without value-added services.  This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations.  In addition, where the local partner provides additional software, hardware and/or services to the end-user customer, our products and services may only be a small portion of the total solution.  As a result, conditions surrounding acceptance and payments owed to us may be impacted by factors that are out of our control.  Resellers may also delay paying us even when they have been paid by the end-user customer.  We have in the past experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows.  Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

The success of our business depends on continued growth in the wireless services industry and demand for connected devices, and other usage of mobile data.

Our primary market, wireless telecommunications is fairly mature and saturated, which may result in lower budgets and margins for our solutions and services. The future success of our business depends upon continued new subscriber growth, consumer adoption of new types of connected devices like IoT and consequently  mobile operator demand for next generation software solutions and services.  If there is a slowdown in subscriber growth in the wireless services industry or the demand for connected devices and usage of mobile data were to stabilize or decline, our business and results of operations may be adversely affected.

The success of our business also depends on our ability to renew our support and managed services offerings.  The quality of our support and managed services offerings is important to our customers. If we fail to meet our service level obligations under our agreements we could incur penalties and could lose customers.

A high level of support for our solutions is critical for the successful marketing and sale of our solutions. Our customers expect us to resolve issues relating to the use of our solutions and if we are unable to meet or exceed the expectations of our customers, we could experience loss of customers and difficulty attracting new customers. In addition, we have service level agreements with many of our customers under which we guarantee specified levels of service availability and service credits for failing to achieve our agreed service levels, which could result in higher than expected costs, decreased revenues and decreased operating margins. Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.

We are a relatively small company with a limited number of products and staff.  Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company.  Consequently, compared to larger companies, sales fluctuations have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis and a delayed contract could cause our operating results to vary significantly from quarter to quarter and year-to-year.  In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed.  A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

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

•                  changes in our strategy; and

•                  general economic conditions.

As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.  Furthermore, we base our operating expenses and capital investment budgets on expected sales and revenue and many of our expenses, such as lease expenses, expenses associated with our debt and personnel costs, are relatively fixed in the short term. Variations in the rate and timing of conversion of our sales prospects into actual revenue could cause us to plan or budget inaccurately and we may be unable to adjust spending quickly enough to compensate for an unexpected shortfall in revenue. Any significant shortfall in anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows and the market price of our common stock.

The markets for our service activation and number management products are mature and the markets for our next generation loyalty and customer lifecycle management software and services are evolving.  The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

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

Our primary markets are intensely competitive and we face continuous demand to release new products, new features and product enhancements, to improve product performance and to reduce prices. Our competitors include many large domestic and international companies who have substantially greater resources, larger installed customer bases and longer-standing relationships with customers. In addition, some companies who would not typically compete with us, such as network equipment manufacturers, offer next generation solutions that address some of the benefits provided by our DSA solution.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). It is possible that future requirements could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial positions or results of operations. In addition, our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities.  We regularly assess our implementation of applicable accounting principles and the adequacy of our provision for income taxes, but we are a relatively small company and our business is complex; the final determination of any tax authority, upon examination of our income tax returns, could have an adverse effect on our operating results and financial position.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company.  The income tax effects of the Tax Act in its 2017 recognized in the Company’s financial statements are provisional in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

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

We suspended our dividends in 2016 and we may not pay dividends in the future.

In June 2016, our Board of Directors suspended our quarterly dividends. Any decision to pay dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant.  In addition, our Loans limit our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado (Headquarters)	400	month-to-month
New York, New York	212	5/31/18
Durham, North Carolina	2,860	7/31/18
London, England	376	10/31/18
Bangalore, India	12,300	8/18/18
Kolkata, India	5,638	7/31/26
Kolkata, India	2,708	11/14/18
Kuala Lumpur, Malaysia	1,042	7/14/18
Grenoble, France	3,767	03/21/21
Cluj-Napoca, Romania	7,793	1/3/19
Madrid, Spain	215	month-to-month

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

	For the Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$5.07	$4.05	$5.92	$4.99
Second Quarter	$5.70	$4.45	$5.82	$5.02
Third Quarter	$5.35	$4.50	$5.53	$3.99
Fourth Quarter	$4.90	$4.00	$4.45	$3.85

As of March 27, 2018, there were approximately 70 holders of record of our common stock.

Dividends

Our Board of Directors declared a cash dividend of $0.11 per share in the first and second quarters of 2016.  In 2015, our Board of Directors declared a cash dividend of $0.11 per share during each of the four quarters of 2015.  In June 2016, our Board of Directors suspended our quarterly dividends and there can be no guarantee that we will resume paying dividends. Any decision to declare dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, our Loans limit our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred.  Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Stock Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Evolving Systems, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index, the RDG Software Composite index and the DJ US MicroCap Total Stock Market Software Index. The graph assumes that the value of the investment in our common stock, and in each index (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Evolving Systems, Inc.
NASDAQ Composite
RDG Software Composite
DJ US MicroCap Total Stock Market Software Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17

Evolving Systems, Inc.	100.00	171.13	172.23	107.66	83.52	95.75
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
RDG Software Composite	100.00	133.63	156.96	174.26	184.65	257.00
DJ US MicroCap Total Stock Market Software Index	100.00	123.83	90.60	73.65	75.58	88.73

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the years in the five-year period ended December 31, 2017, has been derived from our consolidated financial statements. The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)

Revenue	$28,812	$24,778	$25,576	$29,680	$25,093
Costs of Revenue and Operating Expenses:
Costs of revenue, excluding depreciation and amortization	8,680	5,297	6,449	7,648	7,164
Sales and marketing	5,214	4,965	5,844	5,734	5,364
General and administrative	6,065	3,855	4,003	3,638	3,644
Product development	2,042	3,014	3,847	3,643	2,956
Depreciation	250	259	314	246	155
Amortization	860	783	266	95	211
Restructuring and other expense	286	1,010	533	237	558
Income (loss) from operations	5,415	5,595	4,320	8,439	5,041
Interest and other income (expense), net	(1,478)	(703)	(109)	(34)	39
Income tax expense (benefit)	1,421	1,457	915	2,797	1,274
Net income	$2,516	$3,435	$3,296	$5,608	$3,806

Basic income per common share - net income	$0.21	$0.29	$0.28	$0.48	$0.33
Diluted income per common share - net income	$0.21	$0.29	$0.28	$0.47	$0.32
Weighted average basic shares outstanding	11,934	11,845	11,693	11,642	11,459
Weighted average diluted shares outstanding	11,981	11,961	11,935	11,926	11,756
Cash dividend declared per common share (2)	$—	$0.22	$0.44	$0.42	$0.36

Working capital (1)	$9,284	$7,989	$3,478	$15,794	$14,699
Total assets	56,676	43,755	50,429	44,232	43,184
Stockholders’ equity	$34,413	$29,334	$32,162	$34,052	$32,735

(1)         In connection with our acquisition of SSM in September 2015, we increased our revolving credit facility with East West Bank from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition.  On February 29, 2016, we retired the Revolving Facility and we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million.  The Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%, and is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  Interest accrues and is payable monthly.  We are required to repay the Term Loan in 36 equal monthly installments, commencing on January 1, 2017. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. We were required to use the $6 million Term Loan proceeds, plus $4.0 million from our cash reserves, to pay off the Revolving Facility.  The Term Loan matures on January 1, 2020

In connection with our acquisition of the “Lumata Entities” completed on September 4, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4,730,000 (the “Lumata Facility”) and we used the full amount of the Lumata Loan Facility to fund the acquisition.  The Lumata Facility requires the Company to make monthly principal payments of approximately $131,400 commencing 31 July 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%.  We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan.  The Lumata Facility is secured by substantially all of the assets of the Company. The unpaid balance of the Lumata Facility is due on August 16, 2021.

(2)         On June 30, 2016, our Board of Directors suspended the payment of quarterly dividends.  Prior to suspending the dividend, our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 15, 2016, which was paid April 1, 2016, to stockholders of record March 28, 2016 and a second quarter cash dividend of $0.11 per share, on May 3, 2016, which was paid on July 1, 2016, to stockholders of record June 3, 2016.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-

looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving Systems India, Evolving Systems U.K., Evolving Systems NC Evolving Systems BLS LTD, Lumata UK LTD, Lumata France SAS, Lumata Deutschland GmbH, and Lumata Spain SL and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “estimates”, variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

OVERVIEW

Evolving Systems, Inc. is a provider of real-time digital engagement solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireline, wireless and cable companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services

We recognize revenue in accordance with the prescribed accounting standards for software revenue recognition under generally accepted accounting principles. As a result, our license fees and services revenue fluctuate from period to period as a result of the timing of revenue recognition on existing projects.

RECENT DEVELOPMENTS

We reported net income of $2.5 million, $3.4 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On September 7, 2017 we announced the completion of the acquisition of four business operating units of Lumata Holdings Ltd. (“the Lumata Entities”).  The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to our operations once the integration of the business is completed during 2018.

On September 30, 2015 we acquired privately held SSM, now known as Evolving Systems NC, Inc., a provider of real time analytics and marketing solutions to wireless carriers, for an initial payment of approximately $9.75 million and a $0.5 million working capital adjustment.  We also agreed to make a payment on the one-year anniversary of the transaction of $250,000, with such payment being available to secure SSM’s representations and warranties in the agreement.  The final payment has not been made as of the date this Form 10-K was filed due to pending resolution of outstanding claims.

We have operations in foreign countries where the local currency is used to prepare the consolidated financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2017 and 2016 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands).

	For the Years ended December 31,
	2017 vs. 2016	2016 vs. 2015
Revenue	$(203)	$(753)
Costs of revenue and operating expenses	44	(1,318)
Operating gain (loss)	$(247)	$565

The net effect of our foreign currency translations for the year ended December 31, 2017 was a $0.2 million decrease in revenue and a slight increase in operating expenses versus the year ended December 31, 2016 due to a stronger U.S. dollar on average during the year 2016. The net effect of our foreign currency translations for the year ended December 31, 2016 was a $0.8 million decrease in revenue and a $1.3 million decrease in operating expenses versus the year ended December 31, 2016 due to a stronger U.S. dollar on average during the year 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format.

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	Change	2016	2015	Change
REVENUE
License fees	$3,438	$2,873	$565	$2,873	$3,161	$(288)
Services	25,374	21,905	3,469	21,905	22,415	(510)
Total revenue	28,812	24,778	4,034	24,778	25,576	(798)

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of revenue, excluding depreciation and amortization	8,680	5,297	3,383	5,297	6,449	(1,152)
Sales and marketing	5,214	4,965	249	4,965	5,844	(879)
General and administrative	6,065	3,855	2,210	3,855	4,003	(148)
Product development	2,042	3,014	(972)	3,014	3,847	(833)
Depreciation	250	259	(9)	259	314	(55)
Amortization	860	783	77	783	266	517
Restructuring	286	1,010	(724)	1,010	533	477
Total costs of revenue and operating expenses	23,397	19,183	4,214	19,183	21,256	(2,073)
Income from operations	5,415	5,595	(180)	5,595	4,320	1,275

Interest income	1	6	(5)	6	18	(12)
Interest expense	(365)	(340)	(25)	(340)	(121)	(219)
Other income (expense)	23	183	(160)	183	—	183
Foreign currency exchange loss	(1,137)	(552)	(585)	(552)	(6)	(546)
Other (expense) income, net	(1,478)	(703)	(775)	(703)	(109)	(594)

Income before income taxes	3,937	4,892	(955)	4,892	4,211	681
Income tax expense	1,421	1,457	(36)	1,457	915	542
Net income	$2,516	$3,435	$(919)	$3,435	$3,296	$139

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2017	2016	2015
REVENUE
License fees	12%	12%	12%
Services	88%	88%	88%
Total revenue	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of revenue, excluding depreciation and amortization	30%	21%	25%
Sales and marketing	18%	20%	23%
General and administrative	21%	16%	16%
Product development	7%	12%	15%
Depreciation	1%	1%	1%
Amortization	3%	3%	1%
Restructuring and other recovery	1%	4%	2%
Total costs of revenue and operating expenses	81%	77%	83%

Income from operations	19%	23%	17%

Other income (expense)
Interest income	0%	0%	0%
Interest expense	(1)%	(2)%	(1)%
Other (expense) income	0%	1%	—%
Foreign currency exchange loss	(4)%	(2)%	—%
Other (expense) income, net	(5)%	(3)%	(1)%

Income before income taxes	14%	20%	16%
Income tax expense	5%	6%	3%
Net income	9%	14%	13%

Revenue

Revenue is comprised of license fees and services.  License fees represent the fees we receive from the licensing of our software products. Services revenue are services directly related to the delivery of the licensed product as well as integration services, managed services, SaaS services, time and materials work and customer support services.  Customer support services includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees.  Warranty fees are typically bundled with a license sale and the related revenue, based on Vendor Specific Objective Evidence (“VSOE”)and is deferred and recognized ratably over the warranty period.

License Fees

License fees revenue increased 20%, or $0.5 million to $3.4 million for the year ended December 31, 2017 compared to $2.9 million for the year ended December 31, 2016.  The increase is related to $1.2 million from the acquired companies offset by a decrease in organic license fee revenue primarily due to lower First User Activations (“FUAs”).

License fees revenue decreased 9%, or $0.3 million to $2.9 million for the year ended December 31, 2016 compared to $3.2 million for the year ended December 31, 2015.  The decrease in license fee revenue is primarily related to lower First User Activations (“FUAs”) offset by an increase of initial license sales.

Services

Services revenue increased 16%, or $3.5 million, to $25.4 million for the year ended December 31, 2017 from $21.9 million for the year ended December 31, 2016.  The increase is related to $4.8 million in service revenue from the acquired companies offset by a decline in our customer support and managed services revenues.

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

Costs of Revenue, excluding depreciation and amortization

Costs of revenue consist primarily of personnel costs, facilities costs, the costs of third-party software and all other direct costs associated with these personnel. Costs of revenue, excluding depreciation and amortization were $8.7 million, $5.3 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Costs of revenue increased 64%, or $3.4 million, to $8.7 million for the year ended December 31, 2017 from $5.3 million for the year ended December 31, 2016.  The increase in costs of revenue is primarily attributable to the cost of revenue from the acquisitions of EVOL BLS and the Lumata Entities increasing the number of hours performed on customer projects.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 30% for the year ended December 31, 2017 from 21% for the year ended December 31, 2016 related to the aforementioned increase from the acquired entities.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, other employee related costs, travel expenses, advertising and occupancy expenses.  Sales and marketing expenses increased 5%, or $0.2 million, to $5.2 million for the year ended December 31, 2017 from $5.0 million for the year ended December 31, 2016.  The increase in costs is primarily attributable to the sales and marketing expenses from the acquisitions offset partially by a reduction in employees.  As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2017 decreased to 18% from 20% for the year ended December 31, 2016.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the acquired companies have a lower percentage of cost compared to the increase in revenue from the acquired companies and a reduction in employees.

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

General and Administrative

General and administrative expenses consist principally of employee related costs, professional fees and occupancy costs for the following departments: facilities, finance, legal, human resources and executive management. General and administrative expenses increased 57%, or $2.2 million, to $6.1 million for the year ended December 31, 2017 from $3.9 million for the year ended December 31, 2016.  The increase for the year ended December 31, 2017 was due primarily to higher professional fees and additional general and administrative costs relating to the acquisitions of $0.4 million, the write-off of uncollectable accounts of $0.9 million, and costs related to the acquired companies.  As a percentage of total revenue, general and administrative expenses increased to 21% for the year ended December 31, 2017 from 16% for the year ended December 31, 2016.  The increase in expenses as a percentage of revenue is related to the aforementioned increase of expenses.

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

Product Development

Product development expenses consist primarily of employee-related costs for product development. Product development expenses decreased 32%, or $1.0 million, to $2.0 million for the year ended December 31, 2017 from $3.0 million for the year ended December 31, 2016.  The decrease in product development expenses was due to hours worked on projects related to managed services which are charged to cost of revenue offset by the product and development expenses from the acquisitions of EVOL BLS and the Lumata Entities. As a percentage of total revenue, product development expenses decreased to 7% for the year ended December 31, 2017 from 12% for the year ended December 31, 2016.  The decrease as a percentage of revenue is primarily due to the aforementioned decrease of expenses during the period.

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

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 3% to $0.2 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016.  The decrease of expense was due to lower capital purchases in the current period and older assets becoming fully depreciated.  As a percentage of revenue, depreciation expense remained at 1% for the years ended December 31, 2017 and 2016.

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

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities.  Amortization expense increased 10%, or $0.1 million to $0.9 million for the year ended December 31, 2017 from $0.8 million for the year ended December 31, 2016.  The increase in amortization expense was due to the amortization expense of the intangible assets relating to the acquisition of EVOL BLS on July 3, 2017 and the Lumata Entities on September 4, 2017.  As a percentage of revenue, amortization expense remained 3% for the year ended December 31, 2017 and 2016.

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

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of  EVOL BLS and the Lumata Entities in third quarter of 2017.  Restructuring decreased 72%, or $0.7 million, to $0.3 million for the year ended December 31, 2017 from $1.0 million for the year ended December 31, 2016.  As a percentage of revenue, restructuring expense decreased to 1% for the year ended December 31, 2017 from 4% for the year ended December 31, 2016.  The decrease of restructuring expense as a percentage of total revenue is related to the lower activity in the current year.

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

Interest Income

Interest income includes interest income earned on cash, cash equivalents and long-term investments.  Interest income decreased 83%, or $5,000, to $1,000 for the year ended December 31, 2017 from $6,000 for the year ended December 31, 2016.

Interest income decreased 67%, or $12,000, to $6,000 for the year ended December 31, 2016 from $18,000 for the year ended December 31, 2015.

Interest Expense

Interest expense includes interest expense on our term loan, revolving line of credit and amortization of debt issuance costs.  Interest expense for the year ended December 31, 2017 increased 7% to $0.4 million as compared to $0.3 million for the year ended December 31, 2016.  This increase in interest expense primarily due to the loan and security agreement with East West Bank which provided for a Term Loan of $4.7 million to purchase the Lumata entities offset by the amended security agreement with East West Bank which provided for a Term Loan of $6.0 million.  The amendment agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate the Revolving Facilities totaling $10.0 million.  The result of the $4.0 million payment in February 2016 from our cash reserves and reducing the $10 million revolving facility to $6.0 million lowered the interest expense in the current period.  Refer to Note 5, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Term Loan.

Interest expense for the year ended December 31, 2016 increased 181%, or $0.2 million, to $0.3 million as compared to $0.1 million for the year ended December 31, 2015.  This increase in interest expense was due to a larger principal balance from our term loan and revolving line of credit related to the acquisition of Evolving Systems NC.

Loss on Foreign Exchange Transactions

Loss on foreign exchange transactions consists of realized and unrealized foreign currency transaction gains and losses.  Foreign currency transaction gains and losses result from transactions denominated in a currency other than the functional currency of the respective subsidiary.  The foreign currency transaction loss increased 106%, or $0.5 million, to $1.1 million for the year ended December 31, 2017 compared to a $0.6 million loss for the year ended December 31, 2016.  The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our Evolving Systems U.K., EVOL BLS, the Lumata Entities and India subsidiaries.

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

Income Tax Expense

We recorded income tax expense of $1.4 million, $1.5 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The net expense during year ended December 31, 2017 consisted of current income tax expense of $1.7 million, a prior year tax assessment of $0.3 million and a net deferred tax benefit of ($0.6) million. The current tax expense consists primarily of income tax from our U.K., France, and India based operations.  The deferred tax benefit was primarily a reduction of deferred tax liabilities related to the reduction in the valuation allowance on AMT credit carryforwards, the repatriation of undistributed foreign earnings, and remeasurement of the deferred tax liabilities as December 31, 2017 based on the rate they are expected to reverse in the future.  Refer to Note 6, Income Taxes, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the foreign tax credit.

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

The net expense during year ended December 31, 2015 consisted of current income tax expense of $2.0 million and a net deferred tax benefit of ($1.1) million. The current tax expense consists primarily of income tax from our U.S., U.K. and India based operations and unrecoverable foreign withholding tax in the U.K.  U.S. income taxes payable of $0.8 million were offset due to realization of Net Operating Losses (“NOL”) comprised of windfall tax benefits related to stock-based compensation. Our effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 36%, 30% and 22%, respectively.  The effective tax rate increased in 2017 compared to 2016 was due primarily to a prior year tax assessment of $0.3 million to an Indian subsidiary offset by $0.1 million related to the remeasurement of the Company’s deferred tax assets as of December 31, 2017.  The effective tax rate increased during 2016 was due to foreign tax credits utilized in 2015.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2017 and 2016, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position of $9.3 million at December 31, 2017 reflects an increase of $1.3 million from our working capital position of $8.0 million at December 31, 2016.  The increase in working capital is related to increases in contract receivables, unbilled work-in-progress and prepaid and other current assets primarily as a result of the acquisitions of EVOL BLS and the Lumata Entities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions.  At December 31, 2017, our principal sources of liquidity were $7.6 million in cash and cash equivalents and $10.2 million in contract receivables, net of allowances.  During 2017, in connection with the Acquisition, EVOL Holdings entered into a Term Loan Facility Agreement, a Debenture and a Subordination Deed with East West Bank as lender in the amount of $4.7 million. We used the full amount of the Lumata Facility to fund the acquisition.  The Lumata Facility requires the Company to make monthly principal payments of approximately $131,400 commencing July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%.  The Lumata Facility is secured by substantially all of the assets of the Company. The unpaid balance of the Lumata Facility is due on August 16, 2021.

On February 29, 2016, we retired the Revolving Facility and we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million.  The Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0% and is secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company.  Interest accrues and is payable monthly.  We are required to repay the Term Loan in 36 equal monthly installments, commencing on January 1, 2017. We were required to use the $6 million Term Loan proceeds, plus $4.0 million from our cash reserves, to pay off the Revolving Facility.  The Term Loan matures on January 1, 2020.

Both the Lumata Facility and the Term Loan (collectively, “Loans”) include negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. We must also maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. As of the Balance Sheet date of December 31, 2017, we are in compliance with our covenants.

Net cash provided by operating activities for the year ended December 31, 2017, 2016 and 2015 was $3.5 million, $6.9 million and $2.2 million, respectively.  The decrease in cash provided by operating activities for the year ended December 31, 2017 was primarily due to increase in contract receivables related to the acquisitions and additional expenses related to the acquisitions as well as a decrease in accounts payable and current liabilities.

The increase in cash provided by operating activities for the year ended December 31, 2016 was primarily due to higher collections of contract receivables and decreased unbilled work-in-progress as-well-as increases in accounts payable and accrued liabilities and unearned revenue.

Net cash used in investing activities was $6.0 million, $0.1 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Cash used in investing activities for the year ended December 31, 2017 was for the acquisition of EVOL BLS and the Lumata Entities as well as the purchase of property and equipment.  Refer to Note 2, Acquisition, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the acquisitions.  During 2017, 2016 and 2015, we purchased $0.1 million, $0.1 million and $0.2 million in property and equipment to support operations, respectively.  Historically, capital expenditures have been financed by cash from operating activities.

Cash used in investing activities for the year ended December 31, 2016 was related to the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2015 was related to the acquisition of Evolving Systems NC and purchase of property and equipment.

Net cash provided by (used in) financing activities was $2.7 million, ($6.6) million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The cash provided was primarily related to the proceeds from the Lumata Facility entered into August 2017 to acquire the Lumata Entities offset by the principal payments on our term loan and the payment for second year debt issuance costs.

The net cash used in financing activities as of December 31, 2016 is due to proceeds from the term loan of $6.0 million, which was used along with $4.0 million of cash-on-hand to pay off the revolving line of credit of $10.0 million and $2.6 million paid for dividends. The net cash provided by financing activities as of December 31, 2015 is due to proceeds from the revolving line of credit of $10.0 million for the initial payment of the acquisition of Evolving Systems NC, $0.8 million in windfall tax benefits from stock-based compensation and $0.3 million in proceeds from the exercise of stock options offset by payments of $5.1 million for dividends.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months as of the date this Form 10-K was filed. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2017 of $7.6 million;

•                  Our working capital balance of $9.3 million;

•                  Our ability to historically generate positive operating cash flows; and

•                  Our planned capital expenditures of less than $1.0 million during 2018.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2017, 2016 and 2015, the effect of exchange rate changes resulted in a ($0.2) million decrease, ($1.1) million decrease and a ($0.3) million decrease to consolidated cash, respectively.  We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2017, which are comprised of operating leases (in thousands).

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	1,228	487	140	130	92	83	296
Total commitments	$1,228	$487	$140	$130	$92	$83	$296

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

On December 22, 2017, the 2017 Tax Cuts and Job Act (the Tax Act) was enacted into law and the new legislation contains key tax provisions that affected us.  We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our US deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not extend beyond one year of the enactment date,since the Tax Act was passed late in the year.

Business Combinations — On July 6, 2017 and September 7, 2017 we announced our acquisitions of Business Logic Systems which became EVOL BLS and  the four business operating units of Lumata Holdings Ltd..  This business combinations are reflected in these consolidated financial statements since the acquisition date.  Refer to Note 2, Acquisitions, for more information regarding the acquisitions.

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

We performed our annual goodwill impairment test as of July 31, 2017, at which time we had $21.5 million. The fair value of each reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2017 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10 K was filed which impact our assumptions on the determination of the fair value of our goodwill.

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Evolving Systems Labs, Evolving Systems NC,, EVOL BLS and the Lumata Entities.  These assets are amortized using the straight-line method over their estimated lives.

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

We did not capitalize any internal software development costs during the years ended December 31, 2017, 2016, or 2015. In addition, we did not have any capitalized internal software development costs included in our December 31, 2017 and 2016 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Of the restrictions on the stock awards granted during the three months ended March 31, 2017 and June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.  Of the restrictions on the stock awards granted during the three months ended September 30, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period. Of the restrictions on the stock awards granted during the three months ended December 31, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”.  This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders.  The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”.  The amendments in this Update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted.  In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” Topic 606: “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  The amendments in this Update address narrow-scope improvements to the guidance on loan guarantee fees, contract cost-impairment testing, contract costs-interaction of impairment testing with guidance in other topics, provision for losses on construction-type and production-type contracts, scope of topic 606 to exclude all contracts that are within the scope of Topic 944, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry and cost capitalization for advisors to private funds and public funds. The Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.  This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method.

We developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. We have substantially completed our assessment and have determined that this standard will not have a material impact on our financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We not expect the standard to have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for the Company beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new accounting standard.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 18, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We are currently evaluating the impact of the new accounting standard.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  As of December 31, 2017 we had $8.7 million outstanding under our term loans, which under the loan agreements bear interest at variable rates.  Refer to Note 5, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Term Loan. A 1% change in the interest rates on our Loans would change our interest expense by approximately $0.1 million.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	December 31,	December 31,
Spot rates:	2017	2016
British pound sterling	0.74071	0.81103
Euro	0.83348	0.95043
Indian rupee	63.84000	67.95500

	For the Years Ended December 31,
Average rates:	2017	2016	2015
British pound sterling	0.77673	0.74067	0.65442
Euro	0.88675	0.90392	0.90141
Indian rupee	65.11189	67.19148	64.14862

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolving Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012

East Hanover, NJ

April 2, 2018

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,562	$7,614
Contract receivables, net of allowance for doubtful accounts of $970 and $221 at December 31, 2017 and December 31, 2016, respectively	10,151	5,867
Unbilled work-in-progress net of allowance for doubtful accounts of $107 and $0 at December 31, 2017 and December 31, 2016, respectively	5,823	3,376
Prepaid and other current assets	2,053	1,553
Total current assets	25,589	18,410
Property and equipment, net	258	546
Amortizable intangible assets, net	5,613	4,200
Goodwill	25,216	20,599
Deferred income taxes	274	—
Total assets	$56,950	$43,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term Loan - Current	$2,805	$1,998
Accounts payable and accrued liabilities	6,890	4,274
Contingent earnout	396	—
Income taxes payable	1,107	617
Unearned revenue	5,397	3,532
Total current liabilities	16,595	10,421
Long-term liabilities:
Term Loan, net of current portion	$5,942	4,000
Total liabilities	22,537	14,421

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,119,961 shares issued and 11,941,072 outstanding as of December 31, 2017 and 12,086,280 shares issued and 11,907,391 outstanding as of December 31, 2016 and	12	12
Additional paid-in capital	98,517	97,744
Treasury stock 178,889 shares, at December 31, 2017 and December 31, 2016, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(8,202)	(9,992)
Accumulated deficit	(54,661)	(57,177)
Total stockholders’ equity	34,413	29,334
Total liabilities and stockholders’ equity	$56,950	$43,755

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	For the Years Ended December 31,
	2017	2016	2015
REVENUE
License fees	$3,438	$2,873	$3,161
Services	25,374	21,905	22,415
Total revenue	28,812	24,778	25,576

COSTS OF REVENUE AND OPERATING EXPENSES

Costs of revenue, excluding depreciation and amortization	8,680	5,297	6,449
Sales and marketing	5,214	4,965	5,844
General and administrative	6,065	3,855	4,003
Product development	2,042	3,014	3,847
Depreciation	250	259	314
Amortization	860	783	266
Restructuring	286	1,010	533
Total costs of revenue and operating expenses	23,397	19,183	21,256

Income from operations	5,415	5,595	4,320

Other income (expense)
Interest income	1	6	18
Interest expense	(365)	(340)	(121)
Other (expense) income	23	183	—
Foreign currency exchange loss	(1,137)	(552)	(6)
Other (expense) income, net	(1,478)	(703)	(109)

Income before income taxes	3,937	4,892	4,211
Income tax expense	1,421	1,457	915
Net income	$2,516	$3,435	$3,296

Basic income per common share - net income	$0.21	$0.29	$0.28

Diluted income per common share - net income	$0.21	$0.29	$0.28

Cash dividends declared per common share	$—	$0.22	$0.44

Weighted average basic shares outstanding	11,934	11,845	11,693
Weighted average diluted shares outstanding	11,981	11,961	11,935

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Net income	$2,516	$3,435	$3,296

Other comprehensive income:
Foreign currency translation income (loss)	1,790	(3,993)	(1,465)

Comprehensive income (loss)	$4,306	$(558)	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income(Loss)	(Deficit)	Equity
Balance at December 31, 2015	11,791,842	$12	$97,418	$(1,253)	$(5,999)	$(58,016)	$32,162
Stock option exercises	112,185	—	51	—	—	—	51
Common Stock issued pursuant to the Employee Stock Purchase Plan	3,364	—	16	—	—	—	16
Stock-based compensation expense	—	—	259	—	—	—	259
Common stock cash dividends	—	—	—	—	—	(2,596)	(2,596)
Net income	—	—	—	—	—	3,435	3,435
Foreign currency translation adjustment	—	—	—	—	(3,993)	—	(3,993)
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334
Stock option exercises	32,904	—	30	—	—	—	30
Common Stock issued pursuant to the Employee Stock Purchase Plan	777	—	2	—	—	—	2
Stock-based compensation expense	—	—	742	—	—	—	742
Net income	—	—	—	—	—	2,516	2,516
Foreign currency translation adjustment	—	—	—	—	1,790	—	1,790
Balance at December 31, 2017	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,516	$3,435	$3,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	250	259	314
Amortization of intangible assets	860	783	266
Amortization of debt issuance costs	13	32	14
Stock based compensation	742	259	317
Gain on earn-out from acquisition	(4)	(178)	—
Unrealized foreign currency transaction losses, net	1,136	552	6
Provision for doubtful accounts	861	150	41
Benefit from deferred income taxes	(491)	(24)	(1,123)
Change in operating assets and liabilities:
Contract receivables	(2,971)	643	2,202
Unbilled work-in-progress	(1,032)	204	721
Prepaid and other assets	1,746	(182)	(120)
Accounts payable and accrued liabilities	(1,404)	276	(2,305)
Unearned revenue	856	687	(1,404)
Other long-term obligations	380	—	—
Net cash provided by (used in) operating activities	3,458	6,896	2,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80)	(61)	(198)
Business combinations, net of cash	(5,936)	—	(9,014)
Net cash used in investing activities	(6,016)	(61)	(9,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(1)	(5)	(5)
Principal payments on long-term debt	(2,025)	—	—
Proceeds from revolving line of credit	—	—	10,000
Payments of the revolving line of credit	—	(10,000)	—
Proceeds from the term loan	4,730	6,000	—
Payments for debt issuance costs	—	(20)	—
Common stock cash dividends	—	(2,596)	(5,143)
Excess tax benefits from stock-based compensation	—	—	797
Proceeds from the issuance of stock	33	67	300
Net cash provided by (used in) financing activities	2,737	(6,554)	5,949

Effect of exchange rate changes on cash	(231)	(1,067)	(343)

Net decrease in cash and cash equivalents	(52)	(786)	(1,381)
Cash and cash equivalents at beginning of year	7,614	8,400	9,781
Cash and cash equivalents at end of year	$7,562	$7,614	$8,400

Supplemental disclosure of cash and non-cash investing and financing transactions:
Interest paid	$345	$312	$107
Income taxes paid	1,504	1,270	2,089
Common stock dividends declared	—	2,636	5,221
Property and equipment purchased and included in accounts payable	—	244	1

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. is a provider of real-time digital engagement solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services

In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on recurring managed services with performance fees.  Our software solution platform, Real-time Lifecycle Marketing™ (“RLM”), enables carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

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

On September 7, 2017 we announced the completion of the acquisition of four business operating units of Lumata Holdings Ltd. (“the Lumata Entities”).  The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to Evolving Systems’ operations once the integration of the business is completed during 2018.

We believe the acquisitions of BLS and the Lumata Entities further reinforces our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC,

Inc.”).  With these recent acquisitions, we now have a customer base of more than 100 customers spanning 65 countries across the world. The experienced team and technology from BLS, which provides actionable insights and relevant offers based on customer data, greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. The technology further expands our Managed Services platform for delivering on-tap strategic and tactical solutions. The Lumata Entities’ value lies in its patented technology, industry expertise and strong customer relationships, in particular, those across Western Europe. Led by the explosive growth in mobile, the next generation of CVM is moving beyond traditional CRM and points based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals including telecom, finance, and retail.

Business Combinations — On July 6, 2017 and September 7, 2017 we announced our acquisitions of Business Logic Systems which became EVOL BLS and the four business operating units of Lumata Holdings Ltd..  These business combinations are reflected in these consolidated financial statements since the acquisition date.  Refer to Note 2, Acquisitions, for more information regarding the acquisitions.

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

Reclassifications - Certain reclassifications have been made to the 2016 and 2015 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Intangible Assets — Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs, Inc.”), Evolving Systems NC, Inc., EVOL BLS and the Lumata Entities.  These assets are amortized using the straight-line method over their estimated lives.

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

We review and update our contract-related estimates regularly. The impact of an adjustment in estimate is recognized prospectively over the remaining contract term. No adjustment on any one contract was material to our Consolidated financial Statements for the years ended December 31, 2017, 2016, and 2015.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant.  Of the restrictions on the stock awards granted during the three months ended March 31, 2017 and June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.  Of the restrictions on the stock awards granted during the three months ended September 30, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period. Of the restrictions on the stock awards granted during the three months ended December 31, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

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

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2017	Allowance for doubtful accounts	$221	$789	$(41)	$1	$970
2016	Allowance for doubtful accounts	$83	$150	$—	$(12)	$221
2015	Allowance for doubtful accounts	$43	$41	$—	$(1)	$83

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in- Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2017	Allowance for unbilled work-in-progress	$—	$107	$—	$—	$107
2016	Allowance for unbilled work-in-progress	$—	$—	$—	$—	$—
2015	Allowance for unbilled work-in-progress	$306	$—	$(306)	$—	$—

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

For the year ended December 31, 2017, one significant customers accounted for 11% of revenue from operations.  This customer is a large telecommunications operators in Europe.  For the years ended December 31, 2016 and 2015, no significant customers exceeded the threshold (defined as contributing at least 10%) of revenue from operations.

As of December 31, 2017 and 2016 no customers accounted for 10% of contract receivables and unbilled work-in-progress.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our funds not under any FDIC program were $5.4 million and $6.3 million as of December 31, 2017 and 2016, respectively.

Sales, Use and Other Value Added Tax — Revenue is recorded net of applicable state, use and other value added taxes.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period.  Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the three years ended December 31, 2017. In addition, we did not have any capitalized internal software development costs included in our December 31, 2017 and 2016 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

On December 22, 2017, the 2017 Tax Cuts and Job Act (the Tax Act) was enacted into law and the new legislation contains key tax provisions that affected us.  We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our US deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not extend beyond one year of the enactment date.

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

We currently operate our business as one operating segment which includes two revenue types:  license fees revenue and services revenue (as shown on the consolidated statements of income).  License fees revenue represents the fees received from the license of software products.  Services revenue includes services directly related to the delivery of the licensed products, such as fees for custom development, integration services, SaaS service, managed services, annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services.  Warranty services that are similar to software maintenance services are typically bundled with a license sale.

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

We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. We developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. We have substantially completed our assessment and have determined that this standard will not have a material impact on our financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for the Company beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new accounting standard.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 18, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We are currently evaluating the impact of the new accounting standard.

NOTE 2 — ACQUISITIONS

Business Logic Systems

On July 3, 2017, we completed the purchase by BLS Limited (“EVOL BLS”), a wholly owned subsidiary of Evolving Systems, Inc., a Delaware corporation (the “Company”), of Business Logic Systems Limited (“Seller”).  EVOL BLS and Seller are both companies incorporated under the laws of England and Wales.  Under the terms of the Asset Purchase Agreement, dated as of May 5, 2017 (the “Purchase Agreement”), the Seller agreed to sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £100,000 ($134,000), which was reduced in full by the sums paid by EVOL BLS to certain employees’ severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24  month period; and (c) an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

The Purchase Agreement contains a two year “no solicitation” provision which restricts the Seller’s ability to compete with EVOL BLS with respect to the BLS business or to solicit BLS customers or BLS employees serving in an executive, managerial, sales or technical role.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $0.3 million, was recorded as goodwill. The results of EVOL BLS’s operations have been included in the consolidated financial statements since the acquisition date.  The amortization of the intangible assets is deductible for tax purposes.

Total purchase price is summarized as follows (in thousands):

July 3, 2017
Cash Consideration
Total Cash Consideration	$1,553

Earnout	380
Total purchase price	$1,933

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

July 3, 2017
Contract receivables	$1,037
Unbilled work-in-progress	1,039
Intangible assets	246
Prepaid and other current assets	437
Other assets, non-current	55
Total identifiable assets acquired	$2,814

Accounts payable and accrued liabilities	$792
Deferred revenue	338
Total identifiable liabilities acquired	$1,130

Net identifiable assets acquired	1,684

Goodwill	249
Net assets acquired	$1,933

We recorded $0.2 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately six years and are amortizing the value of the purchased software, trademarks and trade names, non-competition and customer relationships over an estimated useful life of 5, 0.5, 2 and 7 years, respectively.  Amortization expense of approximately $25,000 related to the acquired intangible assets was recorded during the year ended December 31, 2017.

The $0.3 million of the goodwill recognized is attributed primarily to expected synergies and the assembled workforce of EVOL BLS.  Goodwill was adjusted by $0.2 million related to changes in the opening client balances for contract receivables and unbilled work in progress.   The Company expects the purchase price allocation will be finalized in 2018.  As of the date of this report there were no additional changes in the recognized amounts of goodwill resulting from the acquisition of EVOL BLS.

.

Intangible assets related to the EVOL BLS’s acquisition as of December 31, 2017 were as follows (in thousands):

	December 31, 2017
	Gross Amount	Effects of changes in foreign currency exchange rates	Net Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$98	$4	$102	$9	$93	5 yrs
Trademarks and tradenames	9	1	10	7	3	0.5 yrs
Non-competition	4	—	4	1	3	1.5 yrs
Customer relationships	135	4	139	8	131	7 yrs
	$246	$9	$255	$25	$230	5.9 yrs

Lumata

On September 4, 2017, Evolving Systems Holdings Limited (“EVOL Holdings”), a wholly owned subsidiary of Evolving Systems, Inc., completed the acquisition under a Share Purchase Agreement (the “Purchase Agreement”) with Lumata Holdings Limited (“Lumata Holdings” or “Seller”) and Francisco Partners III (Cayman) L.P., as Guarantor (the “Acquisition”).  EVOL Holdings acquired all of the issued and outstanding shares of four (4) Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in exchange for a cash payment totaling

€4.0 million ($4.8 million), subject to certain adjustments. The Seller and certain members of the Seller’s management entered into Management Warranty Deeds to secure Lumata Holdings’ representations and warranties under the Purchase Agreement and, to the extent the amounts provided under the Management Warranty Deeds are not sufficient to satisfy post-closing claims, EVOL Holdings may seek recovery from the Guarantor in an amount not to exceed €400,000 ($476,000).  EVOL Holdings and Seller are both companies incorporated under the laws of England and Wales.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $3.1 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2018.  The results of the Lumata Entities’ operations have been included in the consolidated financial statements since the acquisition date.  The amortization of the intangible assets is not deductible for tax purposes.

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

We recorded $1.9 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately ten years and are amortizing the value of the purchased software, trademarks and tradename, non-competition and customer relationships over an estimated useful life of 7, 5, 1.5 and 13 years, respectively.  Amortization expense of approximately $72,000 related to the acquired intangible assets was recorded during the year ended December 31, 2017.

The $3.1 million of goodwill recognized is attributed to expected synergies and the assembled workforce and residual goodwill of the Lumata Entities.  As of the date of this report there were no changes in the recognized amounts of goodwill resulting from the acquisition of the Lumata Entities.

Intangible assets related to the Lumata Entities’ acquisition as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Amount	Effects of changes in foreign currency exchange rates	Net Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$672	$28	$700	$33	$667	7 yrs
Trademarks and tradenames	111	4	115	8	107	5 yrs
Non-competition	2	—	2	—	2	1.5 yrs
Customer relationships	1,150	50	1,200	31	1,169	13 yrs
	$1,935	$82	$2,017	$72	$1,945	10.4 yrs

Pro Forma

The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2017 and 2016 as if the acquisitions of EVOL BLS and Lumata Entities occurred on January 1, 2016.  The pro forma results include estimates and assumptions which management believes are necessary.  However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.  The unaudited pro forma revenue and net loss for EVOL BLS was approximately $1.4 million and $ 2.0 million, respectively, for the pre-acquisition period during 2017.  The unaudited pro forma revenue and net loss for the Lumata Entities was approximately $4.6 million and $0.2 million, respectively, for the pre-acquisition period during 2017.  The unaudited pro forma revenue and net loss for EVOL BLS was approximately $5.9 million and $ 1.5 million, respectively, for the year ended December 31, 2016.  The unaudited pro forma revenue and net loss for the Lumata Entities was approximately $6.4 million and $1.1 million, respectively, for the year ended December 31, 2016.The pro forma information includes adjustments for the amortization of intangible assets.

	Year ended December 31,
	2017	2016
	(unaudited)	(unaudited)

Revenue	$34,821	$37,102
Earnings	144	537

EVOL BLS or the Lumata Entities did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance as of December 31, 2015	$23,142
Goodwill acquired during the year	—
Effects of changes in foreign currency exchange rates (1)	(2,543)
Balance as of December 31, 2016	$20,599
Goodwill acquired during the year	3,322
Effects of changes in foreign currency exchange rates (1)	1,295
Balance as of December 31, 2017	$25,216

(1)           Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2017, at which time we had $21.5 million of goodwill.  The fair value of the reporting unit was estimated using both market and income based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill. If the carrying value were to exceed its fair value, we would then compare the fair value of goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.  As a result of the first step of the 2017 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value.  Therefore the second step was not necessary.  Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit.  We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any events through the date this Form 10-K was filed which impact our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated lives ranging from one to eight years.  As of December 31, 2017 and December 31, 2016, identifiable intangibles were as follows (in thousands):

	December 31, 2017			December 31, 2016			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,921	$743	$2,178	$2,118	$436	$1,682	7.7 yrs
Trademarks and tradenames	310	189	121	185	116	69	3.7 yrs
Non-competition	40	35	5	33	21	12	2.0 yrs
Customer relationships	4,363	1,054	3,309	3,024	587	2,437	8.7 yrs
	$7,634	$2,021	$5,613	$5,360	$1,160	$4,200	6.8 yrs

Amortization expense of identifiable intangible assets was $0.9 million, $0.8 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2017 was as follows (in thousands):

Year ending December 31,
2018	$954
2019	942
2020	940
2021	927
2022	742
Thereafter	1,108
$5,613

NOTE 4 — BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2017	2016
Property and equipment:
Computer equipment and purchased software	$2,824	$4,781
Furniture, fixtures and leasehold improvements	555	1,107
	3,379	5,888
Less accumulated depreciation	(3,121)	(5,342)
	$258	$546

Depreciation expense was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

There was no computer equipment and purchased software under capital leases as of December 31, 2017.  Included in computer equipment and purchased software at December 31, 2016 were assets under capital lease. Depreciation expense related to assets under capital leases was $1,000 for the year ended December 31, 2017 and $5,000 for the years ended December 31, 2016 and 2015, respectively.

	December 31,
	2017	2016
Accounts payable and accrued liabilities:
Accounts payable	$1,530	$628
Accrued liabilities	3,611	2,649
Accrued compensation and related expenses	1,749	997
	$6,890	$4,274

NOTE 5 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”).  The purpose of the Loan Facility is to provide funds in connection with the Company’s entry into a Share Purchase Agreement with Lumata Holdings Limited for a cash payment totaling €4 million ($4.8 million). See Note 2 Acquisitions for the Lumata Entities acquisition. The Loan Facility requires the Company to make monthly principal payments of approximately $131,400 commencing July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%.  As of December 31, 2017 the U.S.A. Prime Rate was 4.50%.  EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

The Loan Facility includes financial covenants to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio as well as negative covenants that place restrictions on EVOL Holdings, the

Parent and Original Guarantors and the additional obligors’ ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends, cause or permit a change of control; merge or consolidate with another entity; enter into affiliate transactions; and change the nature of its business materially, subject to standard exceptions.

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million.  The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%.  As of December 31, 2017, the U.S.A. Prime Rate was 4.50%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems.  Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly.  The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020.  On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable.  The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate a Revolving Facilities Loan and Security Agreement with East West Bank totaling $10.0 million.  The Term Loan matures on January 1, 2020.

The Term Loan and the Loan Facility (collectively, “Loans”) include negative covenants that place restrictions on the Company’s ability to, among other things:  incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. Outstanding amounts under the Term Loan may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation:  payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined).  Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

As of December 31, 2017, we are in compliance with the covenants and have a $8.7 million balance under the Loans net of approximately $14,000 of debt issuance costs.  The proceeds from the borrowings against the facilities were used for the initial payment for the SSM acquisition agreement on September 30, 2015 and the purchase of the Lumata Entities on September 4, 2017.

NOTE 6 — INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company including the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits, capitalization of research and development expenditures, and additional limitations on the deductibility of executive compensation and interest.

The income tax effects of the Tax Act in 2017 recognized in the Company’s financial statements are provisional in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The changes to existing U.S. tax laws as a result of the Tax Act, which have the most significant impact on the company’s provision for income taxes as of December 31, 2017 are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were adjusted to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $0.1 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding $0.1 million reduction in net deferred tax liabilities as of December 31, 2017.

Transition Tax on Foreign Earnings

The Company utilized foreign tax credits of $0.5 million for the year ended December 31, 2017 to offset the estimated one-time transition tax on indefinitely reinvested and unrepatriated foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, the amount of foreign tax credits available, and the ability to utilize certain foreign tax credits, which is expected to be completed in 2018.

The adjustments to the deferred tax assets and liabilities and the liability for the transition tax on indefinitely reinvested foreign earnings, including the analysis of our ability to fully utilize foreign tax credits associated with the transition tax, are provisional amounts estimated based on information reviewed as of December 31, 2017. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts that we have recorded as of December 31, 2017 that may materially impact our provision for income taxes. Any subsequent adjustment will be recorded in the quarter of 2018 when the analysis is completed.

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Domestic	$(4,168)	$(2,928)	$(2,948)
Foreign	8,105	7,820	7,159
Total	$3,937	$4,892	$4,211

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(108)	$(112)	$789
Foreign	1,998	1,483	1,174
State	22	110	76
Total current	1,912	1,481	2,039
Deferred:
Federal	(444)	(60)	(1,023)
Foreign	(47)	43	16
State	0	(7)	(117)
Total deferred	(491)	(24)	(1,124)
Total	$1,421	$1,457	$915

As of December 31, 2017, 2016 and 2015 we had no Federal NOL carryforwards remaining.  As of December 31, 2017 and 2016, we had state NOL’s of approximately $28.9 million and $17.5 million, respectively.  The state NOL carryforwards expire at various times beginning in 2018 and ending in 2036.  In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2018 and Alternative Minimum Tax (“AMT”) credits of $0.8 million.  For tax years beginning after 2017 and before 2022, the AMT credit is refundable in an amount equal to 50% of excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. In our 2014 U.S. Federal income tax return we had $2.3 million of NOL carryforwards.  Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws.  The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries.  The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income.  An election to either claim a deduction or credit on such foreign income taxes can be made each tax year, independent from elections made in other years.  A credit reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax.  We made a comparison of our foreign dividends paid by our foreign subsidiary for which we deducted foreign taxes claimed versus claiming a Foreign Tax Credit (“FTC”) on the dividend paid by the foreign subsidiary.  The dividends received were grossed-up with its corresponding foreign taxes.  The U.S. law requires the offset of taxable income with NOL prior to applying the FTC rules.  We determined it was beneficial for the company to gross-up the foreign dividends paid by the foreign subsidiary for the years 2012 through 2014 and make the election to claim a FTC.  By doing so we fully utilized our December 31, 2014, $2.3 million balance of the federal NOL.  As the election to claim the foreign tax credit or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or foreign tax credit on an annual basis.  The company had approximately $4.9 million of FTC’s to carryforward into 2017 and subsequent years as a deferred tax asset.  As of December 31, 2017, our FTC deferred tax asset balance was approximately $4.7 million.

The Company used the incremental approach to recognizing excess tax benefits associated with equity compensation.  Our federal NOL’s were primarily windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, will be an increase to Additional Paid-in Capital (“APIC”) as opposed to a reduction in tax expense.  Due to the aforementioned election to claim a FTC, during the year 2015 $0.8 million of the federal NOL was realized, with a corresponding increase in additional paid-in capital.  We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  During the year ended December 31,, 2017 amounts recorded related to excess tax deficiencies or benefits were immaterial. Additionally, the Company elected to recognize forfeitures as they occur rather than estimating them at the time of grant. The Company adopted the provisions of ASU 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities for fiscal years ended December 31, 2016 and 2015 there was no material effect.. Additionally, employee taxes paid for shares withheld for income taxes are classified within financing activities on the Consolidated Statements of Cash Flows, which is consistent with our accounting policy prior to the adoption of ASU 2016-09.  For the years prior to 2017, the Company used the incremental approach to recognizing excess tax benefits associated with equity compensation.  At December 31, 2014 our $2.3 million of federal NOL’s were primarily windfall excess tax benefit related to stock compensation expense, the benefit of which, if realized, was an increase to Additional Paid-in Capital (“APIC”) as opposed to a reduction in tax expense.  Due to the aforementioned election to claim a FTC, during the years ended December 31, 2016 and 2015, $1.5 million and $0.8 million of the federal NOL was realized respectively, with a corresponding increase in additional paid-in capital.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Foreign tax credits carryforwards	$4,731	$4,360
Net operating loss carryforwards - State	914	544
Research and development credits	303	303
Equity compensation	570	561
AMT credit	770	770
Depreciable assets	33	71
Intangibles	—	—
Accrued liabilities and reserves	66	124
Total deferred tax assets	7,387	6,733

Deferred tax liabilities:
Intangibles	(1,045)	(1,339)
Undistributed foreign earnings	—	(662)
Unrealized gains on investments	—	—
Accrued liabilities and reserves	(120)	—
Depreciable assets	—	—
Total deferred tax liability	(1,165)	(2,001)

Net deferred tax assets, before valuation allowance	6,222	4,732
Valuation allowance	(5,948)	(4,732)
Net deferred tax asset	$274	$—

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. In September 2017, we established a deferred tax liability of $0.3 million as a result of the acquisition of the Lumata Entities. As of December 31, 2017 and 2016, there was a net deferred tax liability of ($0.8) million and a net deferred tax liability of ($1.3) million, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We maintain a valuation allowance on the domestic net deferred tax asset other than AMT credits, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards research and development credits, foreign tax credits.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015

U.S. federal income tax expense at statutory rates	$1,776	$1,854	$2,392
State income tax expense, net of federal impact	22	54	—
Foreign Tax Credit	(848)	(874)	(3,667)
Foreign rate differential	(1,312)	(1,331)	(449)
Foreign deemed dividends	1,311	1,515	939
Undistributed foreign earnings	0	0	(221)
Change in valuation allowance	844	517	2,415
Research and development expenses	(305)	(604)	(1,096)
Foreign taxes	18	0	314
Section 78 Gross-UP	311	457	371
US Tax Reform	(108)	0	0
Permanent differences and other, net	(288)	(131)	(83)
Total tax expense	$1,421	$1,457	$915

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2017 and 2016, we had no liability for unrecognized tax benefits.  We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.  Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable may be reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2017 and 2016, which would be reflected as an increase to additional paid-in capital.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Dividends

Our Board of Directors declared a first quarter cash dividend of $0.11 per share on March 15, 2016, which was paid April 1, 2016 to stockholders of record March 28, 2016. On May 3, 2016, our Board of Directors declared a second quarter cash dividend of $0.11 per share which was paid July 1, 2016, to stockholders of record June 3, 2016. In June of 2016, our Board of Directors suspended out quarterly dividends.  There were no accrued dividends as of December 31, 2017 and 2016.

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

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2017 and December 31, 2016, no shares of preferred stock were outstanding.

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

NOTE 8 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.  The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cost of revenue, excluding
depreciation and amortization	$26	$39	$82
Sales and marketing	28	28	36
General and administrative	611	119	112
Product development	77	73	87
Total share based compensation	$742	$259	$317

Stock Option/Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000.  In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209.  In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209. Awards permitted under the 2007 Stock Plan include:  Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants, expire no more than ten years from the date of grant.  At December 31, 2016, there were approximately 0.3 million shares available for grant under the 2007 Stock Plan, there were no shares available for grant at December 31, 2017.  Of the shares available as of December 31, 2016 0.2 million shares had been reserved for acquisitions.  At December 31, 2017 and 2016, 0.7 million and 0.7 million options and restricted shares were issued and outstanding under the 2007 Stock Plan, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance. In June 2017, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 650,000 Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards.  Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant.  At December 31, 2017 and December 31, 2016, 0.6 million and 0 options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively. At December 31, 2017 and December 31, 2016, there were approximately 0.1 million and 0.3 million shares available for grant under the 2016 Stock Plan.

During the year ended December 31, 2017 we awarded a total of 622,000 shares of restricted stock to members of our senior management. No shares of restricted stock were awarded during the year ended December 31, 2016.  During the years ended December 31, 2017 and 2016, approximately 5,000 and 5000 shares of restricted stock vested, respectively.  There were forfeitures of approximately 34,500 shares of restricted stock during year ended December 31, 2017 and no forfeitures during the year ended December 31, 2016. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant.  The restrictions on the stock award are released generally over four years for senior management and over one year for board members.  Stock-based compensation expense includes $0.6 million, $30,000 and $8,000 for the years ended December 31, 2017, 2016 and 2015, respectively for restricted stock.  The shares of restricted stock granted to our Board of Directors and senior management team in 2017 includes 242,800 shares subject to achievement of annual performance goals established by our Board of Directors.  The restricted shares vest over four years. . Of the restrictions on the stock awards granted during the six months ended June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years.  The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. Of the restrictions on the stock awards granted during the sixth months ended December 31, 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three year period. These shares are included in the April 2, 2018 number of Common Stock outstanding shares referenced on the cover of this Annual Report on Form 10-K.

The weighted-average assumptions used in the fair value calculations are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Expected term (years)	6.4	6.0	6.0
Risk-free interest rate	2.15%	1.32%	1.37%
Expected volatility	38.86%	36.81%	42.01%
Expected dividend yield	—%	7.2%	6.4%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2017 and 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2015	834	$5.97	6.94	$957
Options granted	158	$5.31
Less options forfeited and cancelled	(196)	$7.47
Less options exercised	(112)	$1.14
Options outstanding at December 31, 2016	684	$6.17	7.30	$139
Options granted	370	$4.53
Less options forfeited and cancelled	(233)	$5.50
Less options exercised	(108)	$2.46
Options outstanding at December 31, 2017	713	$5.71	8.23	$128

Options exercisable at December 31, 2017	283	$6.88	6.60	$69

The following is a summary of stock options outstanding under the plans as of December 31, 2017:

					Stock Options
Stock Options Outstanding					Exercisable
			Weighted Avg.
		Number of	Remaining	Weighted Avg.	Number of	Weighted Avg.
Range of		Shares	Contractual Life	Exercise	Shares	Exercise
Exercise Prices		(in thousands)	(years)	Price	(in thousands)	Price
$0.01	$4.46	30	2.34	$2.43	30	$2.43
$4.47	$4.55	270	9.84	$4.50	—	$—
$4.56	$5.90	98	8.91	$5.02	26	$5.48
$5.91	$6.23	189	7.75	$6.00	109	$6.00
$6.24	$10.90	126	6.44	$9.20	118	$9.19
		713	8.24	$5.71	283	$6.89

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $1.87, $0.84 and $1.60 respectively.

As of December 31, 2017, there were approximately $2.9 million of total unrecognized compensation costs related to unvested stock options and restricted stock.  These costs are expected to be recognized over a weighted average period of 3.2 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.3 million and $0.3 million, respectively.  The total fair value of stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $0.3 million.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled approximately $11,000, $11,000 and $19,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash received from stock option exercises was $30,000, $0.1 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, we had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended December 31, 2017, resulted in approximately 18,951 shares issued and 75,327 options cancelled in settlement of shares issued.

Net settlement exercises during the year ended December 31, 2016, resulted in approximately 32,502 shares issued and 93,782 options cancelled in settlement of shares issued.  There were no net settlement exercises during the year ended December 31, 2015.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 550,000 shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 10,000 shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2017, there were approximately 50,000 shares available for purchase. For the years ended December 31, 2017, 2016 and 2015, we recorded compensation expense of $600, $2,000 and $13,000, respectively, associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

	For the Years Ended December 31,
	2017	2016	2015
Expected term (years)	0.25	0.25	0.25
Risk-free interest rate	0.97%	0.26%	0.07%
Expected volatility	41.72%	41.65%	39.58%
Expected dividend yield	0.0%	6.7%	6.3%

Cash received from employee stock plan purchases was approximately $2,000, $7,000 and $53,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  We issued shares related to the ESPP of approximately 800, 2,000 and 9,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During 2017, 2016 and 2015, we recorded a consolidated expense of $0.2 million, $0.3 million and $0.4 million, under the aforementioned plans, respectively.

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

	For the Years Ended December, 31
	2017	2016	2015
Basic income per share:
Net income	$2,516	$3,435	$3,296
Basic weighted average shares outstanding	11,934	11,845	11,693
Basic income per share:
Net Income per share	$0.21	$0.29	$0.28
Diluted income per share:
Net income	$2,516	$3,435	$3,296
Weighted average shares outstanding	11,934	11,845	11,693
Effect of dilutive securities - options	47	116	242
Diluted weighted average shares outstanding	11,981	11,961	11,935
Diluted income per share:
Net Income per share	$0.21	$0.29	$0.28

Weighted average options to purchase approximately 0.4 million, 0.5 million and 0.3 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 11  — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our headquarters in Englewood, Colorado, New York, New York, Durham, North Carolina, Bangalore and Kolkata, India, Kuala Lumpur, Malaysia, Grenoble, France, and Cluj-Napoca, Romania.  Rent expense was $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Rent expense is net of sublease rental income.  There were no sublease rental income for the years ended December 31, 2017, 2016 and 2015.

Our headquarters facility terminated on November 30, 2017 at the end of the lease term.  Any leasehold improvements had been fully amortized and equipment disposed of related to the office closure was fully depreciated. We entered into a monthly lease for new office facilities in Englewood Colorado to serve as our headquarters. We account for the effect of any free rent or escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases gross of sublease payments as of December 31, 2017 are as follows (in thousands):

Operating Leases
2018	$487
2019	140
2020	130
2021	92
2022	83
Thereafter	296
Total minimum lease payments	$1,228

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we did not record any liabilities for these agreements as of December 31, 2017 and 2016.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. We did not record any liabilities for these agreements as of December 31, 2017 and 2016.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time.  The product warranty provisions require us to cure any defects through any reasonable means.  We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal.  Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2017 and 2016.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2017 and 2016.

In connection with our acquisition of Telespree on October 24, 2013, we agreed to make a cash payment of $0.5 million on the one-year anniversary of the closing.  This payment was subject to reduction for certain claims and has not been paid to date.  We have made claims against this payment which are currently under dispute.  Once settled the final payment will be released.

In connection with our acquisition of SSM on September 30, 2015, we agreed to make a cash payment of $0.3 million on the one-year anniversary of the closing.  This payment is subject to reduction for certain claims and has not been paid to date.  Once settled the final payment will be released.

In connection with our acquisition of BLS on July 3, 2017, we agreed to an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company also agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.  We have estimated the earnout to be approximately $0.4 million as of the year ended December 31, 2017.

(c)                                 Litigation

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

NOTE 12  — SEGMENT INFORMATION

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Senior Vice President of Finance decision-makers (“CODM”). These chief operating decision makers review revenue by segment and review overall results of operations.

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

Revenue information by segment was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenue
License fees	$3,438	$2,873	$3,161
Services	25,374	21,905	22,415
Total revenue	28,812	24,778	25,576

Revenue less costs of revenue, excluding depreciation and amortization
License fees and services	20,132	19,481	19,127
	20,132	19,481	19,127

Unallocated Costs
Other operating expenses	13,321	11,834	13,694
Depreciation and amortization	1,110	1,042	580
Restructuring	286	1,010	533
Interest income	(1)	(6)	(18)
Interest expense	365	340	121
Other (expense) income	(23)	(183)	—
Foreign currency exchange (gain) loss	1,137	552	6

Income from operations before income taxes	$3,937	$4,892	$4,211

Geographic Regions

We are headquartered in Englewood, a suburb of Denver, Colorado.  We use customer locations as the basis for attributing revenue to individual countries.  We provide products and services on a global basis through our offices in Colorado, North Carolina and our U.K.-based Evolving Systems U.K. subsidiary.  Additionally, personnel in Bangalore and Kolkata, India, provide software development services and support to our global operations.  Financial information relating to operations by geographic region exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	For the Year Ended December 31, 2017
	License	Services	Total
Revenue
United Kingdom	$—	$5,521	$5,521
Other	3,438	19,853	23,291
Total revenues	$3,438	$25,374	$28,812

	For the Year Ended December 31, 2016
	License	Services	Total
Revenue
United Kingdom	$49	$3,825	$3,874
Switzerland	89	2,794	2,883
Other	2,735	15,286	18,021
Total revenues	$2,873	$21,905	$24,778

	For the Year Ended December 31, 2015
	License	Services	Total
Revenue
United Kingdom	$306	$3,650	$3,956
Other	2,855	18,765	21,620
Total revenues	$3,161	$22,415	$25,576

	December 31,	December 31,
	2017	2016
Long-lived assets, net
United States	$11,276	$12,346
United Kingdom	17,968	12,680
Other	1,843	319
	$31,087	$25,345

NOTE 13 — RESTRUCTURING

During the second half of 2017, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.3 million primarily related to severance for the affected employees.  The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of EVOL BLS in the third quarter of 2017.  During the first and second quarters of 2016, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.9 million and $0.1 million, respectively, primarily related to severance for the affected employees. The reduction in workforce was related to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of Evolving Systems NC in the third quarter of 2015.  Restructuring expense of $0.5 million was recorded for the year ending December 31, 2015, due to severance for a reduction in workforce was related to the acquisition of Evolving Systems NC in the fourth quarter 2015.

There was no restructuring liability as of December 31, 2017 and 2016, respectively.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017
Total revenue	$5,875	$6,222	$7,547	$9,168
Less: cost of revenue and operating expenses	4,307	4,477	6,338	8,275
Income from operations	1,568	1,745	1,209	893
Income before income taxes	1,323	1,456	943	215
Net income	$973	$1,102	$759	$(318)
Net income per common share:
Basic income per common share - net income	$0.08	$0.09	$0.06	$(0.03)
Diluted income per common share - net income	$0.08	$0.09	$0.06	$(0.03)

Year Ended December 31, 2016
Total revenue	$6,480	$6,078	$6,103	$6,117
Less: cost of revenue and operating expenses	5,966	4,470	4,400	4,347
Income from operations	514	1,608	1,703	1,770
Income before income taxes	597	1,090	1,369	1,836
Net income	$427	$780	$941	$1,287
Net income per common share:
Basic income per common share - net income	$0.04	$0.07	$0.08	$0.11
Diluted income per common share - net income	$0.04	$0.07	$0.08	$0.11

Year Ended December 31, 2015
Total revenue	$6,660	$6,071	$5,773	$7,072
Less: cost of revenue and operating expenses	5,238	5,130	4,819	6,069
Income from operations	1,422	941	954	1,003
Income before income taxes	1,299	1,093	712	1,107
Net income	$860	$780	$570	$1,086
Net income per common share:
Basic income per common share - net income	$0.07	$0.07	$0.05	$0.09
Diluted income per common share - net income	$0.07	$0.07	$0.05	$0.09

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

Our management, with the participation of the Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in internal control over financial reporting.  During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2017, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2017, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2017, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2017, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2017, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1(e)

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as Exhibit 3(i)(a) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.

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

10.20*

Evolving Systems, Inc. 2016 Stock Incentive Plan, as amended, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 28, 2017 and incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of May 5, 2017 by BLS Limited and Business Logic Systems Limited.
10.22*

Employment Agreement dated June 5, 2017, entered into between Evolving Systems, Inc. and Richard A. Dinkel, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 6, 2017 and incorporated herein by reference.

10.23

Completion of Acquisition or Disposition of Assets entered into by BLS Limited and Business Logic Systems Limited dated as of May 5, 2017, as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on July 6, 2017 and incorporated herein by reference.

10.24

Share Purchase Agreement entered into between Evolving Systems Holdings Limited and Lumata Holdings Limited and Francisco Partners III (Cayman) L.P., dated August 12, 2017, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 17, 2017 and incorporated herein by reference.

10.25	Form of Management Warranty Deed, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 17, 2017 and incorporated herein by reference.
10.26

Term Loan Facility Agreement entered into by and among Evolving Systems, Inc. as Parent Guarantor, Evolving Systems Holdings Limited, as Original Borrower, Evolving Systems Limited and Evolving Systems BLS Limited, as further Original Guarantors and East West Bank as Lender dated August 16, 2017, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.27

Debenture entered into by and among Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.28

Subordination Deed entered into by and among Evolving Systems, Inc., Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.29*

Consulting Services Agreement dated October 1, 2017, entered into between Evolving Systems, Inc. and Richard A. Dinkel, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 26, 2017 and incorporated herein by reference.

10.30*

Employment Agreement dated September 23, 2017, entered into between Evolving Systems, Inc. and Julie Gosal Hoarau, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 26, 2017 and incorporated herein by reference.

10.31*

Employment Agreement dated December 4, 2017, entered into between Evolving Systems, Inc. and Mark P. Szynkowski, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2017 and incorporated herein by reference.

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
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 201, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016 (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ THOMAS THEKKETHALA	Chief Executive Officer, President and Director	April 2, 2018
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

Signature		Title	Date

By:	/s/ THOMAS THEKKETHALA	President and Chief Executive Officer and Director	April 2, 2018
	Thomas Thekkethala	(Principal Executive Officer)

By:	/s/ MARK P. SZYNKOWSKI	Senior Vice President of Finance and Director	April 2, 2018
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:	/s/ MATTHEW STECKER	Chairman and Director	April 2, 2018
Matthew Stecker

By:	/s/ DAVID J. NICOL	Director	April 2, 2018
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	April 2, 2018
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	April 2, 2018
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	April 2, 2018
Julian D. Singer