Form 10-Q
period 2018-03-31
EVOLVING SYSTEMS INC
filed 2018-05-15
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 001-34261

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Pyramid Court, Suite 400 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2018, there were 12,115,392 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

March 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,674	$7,562
Contract receivables, net of allowance for doubtful accounts of $961 and $970 at March 31, 2018 and December 31, 2017, respectively	11,018	10,151
Unbilled work-in-progress, net of allowance for doubtful accounts of $105 and $107 at March 31, 2018 and December 31, 2017, respectively	5,540	5,823
Prepaid and other current assets	1,691	2,053
Total current assets	26,923	25,589
Property and equipment, net	236	258
Amortizable intangible assets, net	5,457	5,613
Goodwill	25,871	25,216
Deferred income taxes	396	274
Total assets	$58,883	$56,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loan - current portion	$3,182	$2,805
Accounts payable and accrued liabilities	6,055	6,890
Contingent earnout	412	396
Income taxes payable	1,377	1,107
Unearned revenue	6,822	5,397
Total current liabilities	17,848	16,595
Long-term liabilities:
Term loan, net of current portion	5,050	5,942
Total liabilities	22,898	22,537

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,294,281 shares issued and 12,115,392 outstanding as of March 31, 2018 and 12,119,961 shares issued and 11,941,072 outstanding as of December 31, 2017, respectively	12	12
Additional paid-in capital	98,883	98,517
Treasury stock 178,889 shares as of March 31, 2018 and December 31, 2017, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(7,480)	(8,202)
Accumulated deficit	(54,177)	(54,661)
Total stockholders’ equity	35,985	34,413
Total liabilities and stockholders’ equity	$58,883	$56,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUE
License fees	$335	$343
Services	7,823	5,532
Total revenue	8,158	5,875

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,857	1,545
Sales and marketing	1,637	1,068
General and administrative	1,740	973
Product development	853	474
Depreciation	33	51
Amortization	242	196
Total costs of revenue and operating expenses	7,362	4,307

Income from operations	796	1,568

Other income (expense)
Interest income	28	1
Interest expense	(126)	(73)
Other expense	(31)	—
Foreign currency exchange loss	(88)	(173)
Other income (expense), net	(217)	(245)

Income from operations before income taxes	579	1,323
Income tax expense	95	350
Net income	$484	$973

Basic income per common share - net income	$0.04	$0.08

Diluted income per common share - net income	$0.04	$0.08

Weighted average basic shares outstanding	12,077	11,921
Weighted average diluted shares outstanding	12,165	11,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$484	$973

Other comprehensive income
Foreign currency translation income	722	354

Comprehensive income	$1,206	$1,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2017	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	235	—	—	—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Stock based compensation expense	—	—	366	—	—	—	366
Net income	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	722	—	722
Balance at March 31, 2018	12,115,392	$12	$98,883	$(1,253)	$(7,480)	$(54,177)	$35,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$484	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33	51
Amortization of intangible assets	242	196
Amortization of debt issuance costs	5	5
Stock based compensation	366	81
Unrealized foreign currency transaction loss, net	88	173
Benefit (provision) for deferred income taxes	(135)	(70)
Change in operating assets and liabilities:
Contract receivables	(571)	1,128
Unbilled work-in-progress	461	(1,343)
Prepaid and other assets	453	(341)
Accounts payable and accrued liabilities	(784)	29
Unearned revenue	1,232	(554)
Net cash provided by operating activities	1,874	328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(3)
Net cash used in investing activities	(12)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	—	(1)
Principal payments on notes payable	(500)	(500)
Payments for debt issuance costs	—	(19)
Proceeds from the issuance of stock	—	7
Net cash used in financing activities	(500)	(513)

Effect of exchange rate changes on cash and cash equivalents	(250)	86

Net increase (decrease) in cash and cash equivalents	1,112	(102)
Cash and cash equivalents at beginning of period	7,562	7,614
Cash and cash equivalents at end of period	$8,674	$7,512

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$122	$—
Income taxes paid	$150	$583

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — Evolving Systems Inc. (“we,” “us,” “our,” the “Company”) is a provider of real-time digital engagement solutions and services of software solutions and services to the wireless, wireline and cable markets. We maintain long-standing relationships with many of the largest wireless, wireline and cable companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on recurring managed services with performance fees. Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

On July 6, 2017 we announced the completion of the acquisition of Business Logic Systems (“BLS”). BLS, headquartered in Newbury, UK, specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

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

We believe the acquisitions of BLS and the Lumata Entities further reinforce our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC, Inc.”). With these recent acquisitions, we now have a customer base of more than 100 customers spanning 59 countries across the world. The experienced team and technology from BLS, which provides actionable insights and relevant offers based on customer data, greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. The technology further expands our Managed Services platform for delivering on-tap strategic and tactical solutions. The Lumata Entities’ value lies in its patented technology, industry expertise and strong customer relationships, in particular, those across Western Europe. Led by the explosive growth in mobile, the next generation of CVM is moving beyond traditional CRM and points-based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals including telecom, finance, and retail.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Goodwill — Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit.

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

Revenue Recognition — Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at January 1, 2018 as the adoption did not have a material impact on the Company’s results of operations or financial condition.

The majority of our license fees and services revenue is generated from fixed-price contracts, this provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer and excludes any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Our customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date. Losses on fixed-price projects are recorded when identified. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License fees represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated value. The selection of the method to measure progress towards completion requires judgement and is based on the extent of progress towards completion of the performance obligation.

ii. Customer Support Revenue

Customer support services includes annual support fees, recurring maintenance fees, warranty support fees and minor product upgrades. The warranty support fees represent a separate performance obligation that is provided for up to a year with initial license purchase. The Company allocates the contract transaction price related to warranty support fees based on pricing consistent with what we would offer to other market participants. Upon the conclusion of the warranty period, the customer can choose to continue to receive support and maintenance services via our customer support offerings. We recognize revenue from our support ratably over the service contract period.

iii. Services Revenue

We recognize revenue from fixed-price service contracts using the input method of accounting. Under the input method, revenue is recognized revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation. We recognize revenue from professional services provided pursuant to time-and-materials based contracts and training services as the services are performed, as that is when our performance obligation to our customers under such arrangements is fulfilled.

iv. Managed Services

We recognize revenue from our managed services contracts primarily over the service contract period. On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract. Revenue for this type of managed service contract is recognized using the input method of accounting, as previously described.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Primary geographical markets
United Kingdom	$1,806	$1,029
Switzerland	485	613
Other	5,867	4,233
	$8,158	$5,875

Major products/service lines
Licensing	$335	$343
Customer support, including warranty support fees	2,609	2,027
Services	2,951	2,036
Managed services	2,263	1,469
Services	7,823	5,532
Total	$8,158	$5,875

Timing of revenue recognition
Products transferred at a point in time	$160	$51
Products and services transferred over time	7,998	5,824
	$8,158	$5,875

Contract balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2018	2017
Assets
Contract receivables, net	$11,018	$10,151
Unbilled work-in-progress, net	$5,540	$5,823
Liabilities
Unearned revenue	$6,822	$5,397

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are booked as unearned revenue.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations greater than one year was $3.1 million. The Company expects approximately 65% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 35% recognized thereafter.

We apply the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. We apply the transition practical expedient in paragraph 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue. Additionally, applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts (i.e., commissions) as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% vested in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years. The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

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

Recent Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2017	$25,216
Effects of changes in foreign currency exchange rates(1)	655
Balance at March 31, 2018	$25,871

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2017, at which time we had $21.5 million of goodwill. The fair value of the reporting unit was estimated using both market and income-based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses, which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge. As a result of the first step of the 2017 goodwill impairment analysis, the fair value of the reporting unit exceeded its carrying value. Therefore, the second step was not necessary. From July 31, 2017, through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated lives ranging from one to eight years. As of March 31, 2018, and December 31, 2017, identifiable intangibles were as follows (in thousands):

	March 31, 2018			December 31, 2017			Weighted-
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period
Purchased software	$2,921	$809	$2,112	$2,921	$743	$2,178	7.7 yrs
Trademarks and tradenames	310	194	116	310	189	121	3.7 yrs
Non-competition	40	36	4	40	35	5	2.0 yrs
Customer relationships	4,363	1,138	3,225	4,363	1,054	3,309	8.7 yrs
	$7,634	$2,177	$5,457	$7,634	$2,021	$5,613	6.8 yrs

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended March 31, 2018 and 2017. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2018 was as follows (in thousands):

Twelve months ending March 31,
2019	$960
2020	969
2021	959
2022	925
2023	641
Thereafter	1,003
$5,457

Pro Forma

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2018 and 2017 as if the acquisitions of EVOL BLS and Lumata Entities occurred on January 1, 2017. The pro forma results include estimates and assumptions which management believes are necessary. The unaudited pro forma revenue and net loss for EVOL BLS was approximately $0.8 million and $0.9 million, respectively, for the three months ended March 31, 2017. The unaudited pro forma revenue and net profit for the Lumata Entities was approximately $1.4 million and $42,000, respectively, for the three months ended March 31, 2017. However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information includes adjustments for the amortization of intangible assets.

	For the Three Months Ended March 31,
	2018	2017
Revenue	8,158	8,072
Earnings	484	11

EVOL BLS or the Lumata Entities did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable and accrued liabilities:
Accounts payable	$864	$1,530
Accrued compensation and related expenses	1,719	1,749
Accrued liabilities	3,472	3,611
	$6,055	$6,890

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

Our policy is to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as participating securities, included in the computation of both basic and diluted earnings per share. We exclude unvested restricted stock from our basic earnings per share. Our restricted stock, which vests based on the passage of time is included in dilutive earnings per share. Our restricted stock which vests contingent upon the attainment of annual performance goals is included in dilutive earnings per share as the performance goals are achieved. The following is the reconciliation of the denominator of the basic and diluted EPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Basic income per common share:
Net income	$484	$973
Basic weighted average shares outstanding	12,077	11,921
Basic income per common share:	$0.04	$0.08

Diluted income per common share:
Net income	$484	$973
Weighted average shares outstanding	12,077	11,921
Effect of dilutive securities - options and restricted stock	88	23
Diluted weighted average shares outstanding	12,165	11,944
Diluted income per common share:	$0.04	$0.08

For the three months ended March 31, 2018 and 2017, 0.3 million and 0.5 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period. All shares of unvested restricted stock were excluded from basic and dilutive earnings per share for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 5 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.4 million and $0.1 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes stock-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cost of revenue, excluding depreciation and amortization	$13	$7
Sales and marketing	16	8
General and administrative	310	51
Product development	27	15
Total share-based compensation	$366	$81

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1,000,000 shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,250,000. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1,502,209. In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2,002,209. Awards permitted under the 2007 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At March 31, 2017, no shares were available for grant under the 2007 Stock Plan, as amended. At March 31, 2018 and December 31, 2017, 0.6 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 250,000 shares reserved for issuance. In June 2017, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 650,000. Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At March 31, 2018, there were approximately 0.1 million shares available for grant under the 2016 Stock Plan.

There were no shares of restricted stock granted to members of our Board of Directors or senior management during the three months ended March 31, 2018 and 542,000 shares granted during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, 175,250 and 1,250 shares of restricted stock vested, respectively. There were 67,000 and 1,000 shares of restricted stock were forfeited during the three months ended March 31, 2018 and 2017, respectively. A large portion of the forfeitures were related to the performance-based shares. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Stock-based compensation expense includes $0.3 million and $41,000 for the three months ended March 31, 2018 and 2017, respectively, of expense related to restricted stock grants. Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% vested in January 2018, and 10% annually beginning on the one year anniversary of their offering thereafter for four years. The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors.

The following is a summary of restricted stock activity under the plans for the three months ended March 31, 2018:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at December 31, 2017	597
Restricted stock granted	—
Less restricted stock forfeited/expired	(67)
Less restricted stock vested	(175)
Unvested restricted stock at March 31, 2018	355

The following is a summary of stock option activity under the plans for the three months ended March 31, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2017	713	$5.71	8.23	$128
Less options forfeited/cancelled	(66)	5.56
Less options exercised	0	1.34
Options outstanding at March 31, 2018	647	$5.73	7.99	$141

Options exercisable at March 31, 2018	301	$6.67	6.74	$65

No stock options were granted during the three months ended March 31, 2018 and 2017. As of March 31, 2018, there were approximately $2.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 3.01 years. Total fair value of stock options vested during the three months ended March 31, 2018 and 2017 was approximately $0.1 million.

The deferred income tax benefits from stock option expense related to Evolving Systems U.K. totaled approximately $4,000 and $2,000 for the three months ended March 31, 2018 and 2017, respectively.

Cash received from stock option exercises for the three months ended March 31, 2018 and 2017 was a de minimis amount and $7,000, respectively.

Exercises during the three months ended March 31, 2018, resulted in 235 shares issued in settlement of shares issued. Net settlement exercises during the three months ended March 31, 2017, resulted in 13,112 shares issued and 70,352 options cancelled in settlement of shares issued.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2018, one significant customer (defined as contributing at least 10%) accounted for 11% of revenue from operations. The significant customer for the three months ended March 31, 2018 is a large telecommunications operator in Europe. For the three months ended March 31, 2017, one significant customer accounted for 10% of revenue from operations. The significant customer for the three months ended March 31, 2017 is a large telecommunications operator in Europe.

As of March 31, 2018, one significant customer accounted for approximately 14% of contract receivables and unbilled work-in-progress. This customer is a large telecommunications operator in Europe. As of December 31, 2017, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 7 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The purpose of the Loan Facility is to provide funds in connection with the Company’s entry into a Share Purchase Agreement with Lumata Holdings Limited for a cash payment totaling €4 million ($4.8 million) for the Lumata Entities acquisition. The Loan Facility requires the Company to make monthly principal payments of approximately $131,400 commencing July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of March 31, 2018, and December 31, 2017 the U.S.A. Prime Rate was 4.75% and 4.50%, respectively. EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of March 31, 2017, the U.S.A. Prime Rate was 4.75%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. On the Term Loan maturity date, the outstanding principal amount of the Term Loan and all accrued and unpaid interest thereon shall be immediately due and payable. The Term Loan, once repaid, may not be reborrowed. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan agreement required us to use the term loan’s proceeds and $4.0 million from our cash balances to pay off and terminate a Revolving Facilities Loan and Security Agreement with East West Bank totaling $10.0 million. The Term Loan matures on January 1, 2020.

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

As of March 31, 2018, we are in compliance with the covenants and have a $8.2 million balance under the Loans net of approximately $2,000 of debt issuance costs.

NOTE 8— INCOME TAXES

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

The income tax effects of the Tax Act in 2017 recognized in the Company’s financial statements are provisional in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of March 31, 2018 and December 31, 2017.

We recorded net income tax expense of $0.1 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The net expense during the three months ended March 31, 2018 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.K. and India based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S. The net expense during the three months ended March 31, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of approximately ($0.1) million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 16% and 27% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate relates to the effect of the tax reform discussed above and higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

As of March 31, 2018, and December 31, 2017 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset. Such assets primarily consist of Foreign Tax credit carry forwards (“FTC”), state Net Operating Loss (“NOL”) carryforwards, and research and development tax credits. Our deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017, were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred tax assets:
Foreign tax credits carryforwards	$4,731	$4,731
Net operating loss carryforwards	3,811	3,294
Research & development credits	303	303
AMT credits	770	770
Stock compensation	652	570
Depreciable assets	46	33
Accrued liabilities and reserves	182	66
Total deferred tax assets	10,495	9,767

Deferred tax liabilities:
Intangibles	(1,066)	(1,045)
Accrued liabilities and reserves	(196)	(120)
Total deferred tax liability	(1,262)	(1,165)

Net deferred tax assets, before valuation allowance	9,233	8,602
Valuation allowance	(8,837)	(8,328)
Net deferred tax asset	$396	$274

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

As of March 31, 2018 and December 31, 2017 we had no liability for unrecognized tax benefits.

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

NOTE 9 —GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters, our London-based Evolving Systems U.K. subsidiary, EVOL BLS, Lumata Entities and our North Carolina based Evolving Systems NC, Inc. subsidiary. Additionally, personnel in Bangalore and Kolkata, India provide software development and support services to our global operations. Financial information relating to long-lived assets by geographic region is as follows (in thousands):

	March 31, 2018	December 31, 2017
Long-lived assets, net
United States	$11,098	$11,276
United Kingdom	18,599	17,968
Other	1,867	1,843
	$31,564	$31,087

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)          Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices

Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2018 or December 31, 2017.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2018 or December 31, 2017.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2018 or December 31, 2017.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2018 or December 31, 2017.

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

In connection with our acquisition of EVOL BLS on July 3, 2017, we agreed to an earnout equal to 50% of EVOL BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company also agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement. We have estimated the earnout to be approximately $0.4 million as March 31, 2018 and December 31, 2017.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RECENT DEVELOPMENTS

Consolidated revenue was $8.2 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in revenue for the three months ended is due to additional contractual relationships from the acquired companies partially offset by a decline in licensing and service fees from our historical product lines.

We have operations in foreign countries where the local currency is used to prepare the financial statements which are translated into our reporting currency, U.S. Dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The chart below summarizes how our revenue and expenses would change had they been reported on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

For the Three Months Ended March 31,
Changes in:	2018 vs. 2017
Revenue	$450
Costs of revenue and operating expenses	(1,274)
Operating loss	$(824)

The net effect of our foreign currency translations for the three months ended March 31, 2018 was a $0.5 million increase in revenue and a $1.3 million decrease in operating expenses versus the three months ended March 31, 2017.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended March 31,
	2018	2017
REVENUE
License fees	4%	6%
Services	96%	94%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	26%
Sales and marketing	20%	18%
General and administrative	21%	17%
Product development	10%	8%
Depreciation	0%	1%
Amortization	3%	3%
Total costs of revenue and operating expenses	89%	73%

Income from operations	11%	27%

Other income (expense)
Interest income	0%	0%
Interest expense	(2)%	(1)%
Other expense	(0)%	0%
Foreign currency exchange loss	(1)%	(3)%
Other income (expense), net	(3)%	(4)%

Income from operations before income taxes	8%	23%
Income tax expense	1%	6%
Net income	7%	17%

Revenue

Revenue is comprised of license fees and services. License fees represent the fees we receive from the licensing of our software products. Services revenue are directly related to the delivery of the licensed product as well as integration services, managed services, SaaS services, time and materials work and customer support services. Customer support services includes annual support fees, recurring maintenance fees, minor product upgrades and warranty fees. Warranty fees are typically deferred and recognized over the warranty period.

License Fees

License fees revenue was $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The additional revenues from the acquired companies is offset by the decline in licensing activity from the historical products as the Company transitions to a managed services model.

Services

Services revenue increased $2.3 million, or 41%, to $7.8 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017. The increase is related to $2.7 million in service revenue from the acquired companies offset by a decline in our managed services revenues.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased $1.3 million, or 85%, to $2.9 million for the three months ended March 31, 2018 from $1.6 million for the three months ended March 31, 2017. The increase in costs of revenue is primarily attributable to higher service project hours from the acquired companies of $1.4 million. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 35% for the three months ended March 31, 2018 from 26% for the three months ended March 31, 2017. The increase as a percentage of revenue is primarily due to the increased hours and resource costs from the acquired companies on projects generating lower margins.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.5 million, or 53%, to $1.6 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. The increase in expenses is attributable to $0.7 million in costs from the acquired companies. As a percentage of total revenue, sales and marketing expenses increased to 20% for the three months ended March 31, 2018 from 18% for the three months ended March 31, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

General and Administrative

General and administrative expenses consist principally of employee related costs and professional fees for the following departments: facilities, finance, legal, human resources, and certain executive management. General and administrative expenses increased $0.8 million or 79% to $1.8 for the three months ended March 31, 2018 from $1.0 million for the three months ended March 31, 2017. The increase in costs was related to $0.3 million in additional costs from the acquired company and $0.3 in equity compensation costs. As a percentage of revenue, general and administrative expenses increased to 21% for the three months ended March 31, 2018 from 17% for the three months ended March 31, 2017. The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product Development

Product development expenses consist primarily of employee related costs and subcontractor expenses. Product development expenses increased $0.4 million, or 80%, to $0.9 million for the three months ended March 31, 2018 from $0.5 million for the three months ended March 31, 2017. The increase is primarily related to $0.4 million in additional costs related to the acquired companies. As a percentage of revenue, product development expenses increased to 10% for the three months ended March 31, 2018 from 8% for the three months ended March 31, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was approximately $33,000 and $51,000 for the three months ended March 31, 2018 and 2017. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2018 and 2017 was less than 1% and 1%, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisition of Evolving Systems Labs, Inc., Evolving Systems NC, Inc., EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for the three months ended March 31, 2018 and 2017. As a percentage of total revenue, amortization expense remained at 3% for the three months ended March 31, 2018 and 2017.

Interest Income

Interest income includes interest income earned on cash and cash equivalents. Interest income was approximately $28,000 and $1,000 for the three months ended March 31, 2018 and 2017, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs from our debt facility and interest expense from our term loans. Interest expense was $0.1 million for the three months ended March 31, 2018 and 2017, respectively. As a percent of revenue, interest expense was 2% and 1% for the three months ended March 31, 2018 and 2017, respectively. The increase is related to the second term loan used to acquire the Lumata Entities.

Foreign Currency Exchange Gain (Loss)

Foreign currency exchange gain (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary decreased $0.1 million or 49% to ($0.1) million for the three months ended March 31, 2018 from ($0.2) million for the three months ended March 31, 2017. The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive gain was $0.7 million during the three months ended March 31, 2018 compared to $0.4 million during the three months ended March 31, 2017. The current period gain is related to the increase in net assets from the acquired companies as well as a strengthening of the British Pound Sterling and the related translation of our U.K. subsidiaries’ assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded net income tax expense of $0.1 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The net expense during the three months ended March 31, 2018 consisted of current income tax expense of $0.2 million and a deferred tax benefit of ($0.1) million. The current tax expense consists of income tax from our U.K. and India based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S. The net expense during the three months ended March 31, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of approximately ($0.1) million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 16% and 27% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate relates to the effect of the tax reform in the U.S. and higher proportion of our income being generated in the U.K., for which the statutory corporate tax rate is lower and the utilization of Foreign Tax Credits (“FTC”).

As of March 31, 2018, and December 31, 2017 we continued to maintain a valuation allowance on portions of our domestic net deferred tax asset. Such assets primarily consist of FTC carryforwards, certain state NOL carryforwards, research and development tax credits. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $0.1 million, or 1%, to $9.1 million as of March 31, 2018 from $9.0 million as of December 31, 2017. The increase in working capital is related to increases in cash and accounts receivable, coinciding with the decrease in accounts payable and accrued liabilities, and offset by a decrease in prepaids and other assets along with an increase in unearned revenue and current notes payable.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2017 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At March 31, 2018, our principal source of liquidity was $8.7 million in cash and cash equivalents and $11.0 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and debt service payments on the Term Loan. Other uses of cash may include capital expenditures and technology expansion.

Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $1.9 million and $0.3 million, respectively. Cash provided by operating activities for the three months ended March 31, 2018 was primarily due to increase in unearned revenue of $1.2 million, and approximately $0.5 million decrease in prepaids and other assets offset by a decrease in accounts payable and accrued liabilities of approximately $0.8 million related primarily to vendor payments.

Cash used in investing activities during the three months ended March 31, 2018 and 2017 was $12,000 and $3,000, respectively, due to the purchase of property and equipment.

Net cash used in financing activities of $0.5 million during the three months ended March 31, 2018 was primarily related to principal payments on our term loan. Net cash used in financing activities of $0.5 million during the three months ended March 31, 2017 was primarily related to principal payments on our term loan and the payment for second year debt issuance costs.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at March 31, 2018 of $8.7 million;

•                                          Our working capital balance of $9.1 million;

•                                          Our demonstrated ability to generate positive cash flows from operations; and,

•                                          Our planned capital expenditures of less than $1.0 million during 2018.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the three months ended March 31, 2018 and 2017, the effect of exchange rate changes resulted in a ($0.2) million decrease and $0.1 million increase, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling Euro, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	March 31, 2018	December 31, 2017
British pound sterling	0.71265	0.74071
Euro	0.81175	0.83348
Indian rupee	65.05461	63.84000

	For the Three Months Ended March 31,
Average rates:	2018	2017
British pound sterling	0.71338	0.80790
Euro	0.81394	N/A
Indian rupee	64.49811	67.00385

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk. To the extent that translation and transaction gains and losses become significant, we will consider various options to reduce this risk.

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

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors.”

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principle Financial and Accounting Officer)