Form 10-Q
period 2018-06-30
EVOLVING SYSTEMS INC
filed 2018-08-14
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 12,117,014 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.

Quarterly Report on Form 10-Q

June 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,293	$7,562
Contract receivables, net of allowance for doubtful accounts of $854 and $970 at June 30, 2018 and December 31, 2017, respectively	9,335	10,151
Unbilled work-in-progress, net of allowance for doubtful accounts of $559 and $107 at June 30, 2018 and December 31, 2017, respectively	4,709	5,823
Prepaid and other current assets	1,777	2,053
Total current assets	25,114	25,589
Property and equipment, net	215	258
Amortizable intangible assets, net	5,095	5,613
Goodwill	25,074	25,216
Deferred income taxes	406	274
Total assets	$55,904	$56,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loan - current portion	$3,577	$2,805
Accounts payable and accrued liabilities	5,904	6,890
Contingent earn-out	847	396
Income taxes payable	485	1,107
Unearned revenue	6,327	5,397
Total current liabilities	17,140	16,595
Long-term liabilities:
Term loan, net of current portion	4,156	5,942
Total liabilities	21,296	22,537

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,295,903 shares issued and 12,117,014 outstanding as of June 30, 2018 and 12,119,961 shares issued and 11,941,072 outstanding as of December 31, 2017	12	12
Additional paid-in capital	99,010	98,517
Treasury stock 178,889 shares as of June 30, 2018 and December 31, 2017, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(9,143)	(8,202)
Accumulated deficit	(54,018)	(54,661)
Total stockholders’ equity	34,608	34,413
Total liabilities and stockholders’ equity	$55,904	$56,950

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
License fees	$249	$720	$584	$1,063
Services	7,888	5,502	15,711	11,034
Total revenue	8,137	6,222	16,295	12,097

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,891	1,564	5,748	3,109
Sales and marketing	1,599	978	3,236	2,046
General and administrative	2,188	1,020	3,928	1,993
Product development	955	669	1,808	1,143
Depreciation	49	50	81	101
Amortization	251	196	493	392
Total costs of revenue and operating expenses	7,933	4,477	15,294	8,784

Income from operations	204	1,745	1,001	3,313

Other income (expense)
Interest income	2	1	30	1
Interest expense	(123)	(71)	(249)	(143)
Other income (expense)	18	—	(13)	—
Foreign currency exchange income (loss)	224	(219)	136	(392)
Other income (expense), net	121	(289)	(96)	(534)

Income from operations before income taxes	325	1,456	905	2,779

Income tax expense	167	354	262	704

Net income	$158	$1,102	$643	$2,075

Basic income per common share - net income	$0.01	$0.09	$0.05	$0.17

Diluted income per common share - net income	$0.01	$0.09	$0.05	$0.17

Weighted average basic shares outstanding	12,112	11,935	12,094	11,928
Weighted average diluted shares outstanding	12,124	11,972	12,145	11,958

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$158	$1,102	$643	$2,075

Other comprehensive (loss) income
Foreign currency translation (loss) income	(1,663)	813	(941)	1,167

Comprehensive (loss) income	$(1,505)	$1,915	$(298)	$3,242

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	(loss) income	deficit	equity
Balance at December 31, 2017	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	1,857	—	—	—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Share based compensation expense	—	—	493	—	—	—	493
Net income	—	—	—	—	—	643	643
Foreign currency translation adjustment	—	—	—	—	(941)	—	(941)
Balance at June 30, 2018	12,117,014	$12	$99,010	$(1,253)	$(9,143)	$(54,018)	$34,608

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$643	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81	101
Amortization of intangible assets	493	392
Amortization of debt issuance costs	5	10
Share based compensation expense	493	264
Bad debt expense	460	—
Change in fair value of contingent earn-out	413	—
Unrealized foreign currency transaction (income) loss, net	(137)	392
Provision for deferred income taxes	(253)	(170)
Change in operating assets and liabilities:
Contract receivables	726	(1,797)
Unbilled work-in-progress	282	(1,471)
Prepaid and other assets	16	(549)
Accounts payable and accrued liabilities	(1,299)	832
Unearned revenue	1,091	162
Net cash provided by operating activities	3,014	241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47)	(6)
Net cash used in investing activities	(47)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	—	(1)
Principal payments on notes payable	(1,000)	(1,000)
Payments for debt issuance costs	—	(19)
Proceeds from the issuance of stock	—	25
Net cash used in financing activities	(1,000)	(995)

Effect of exchange rate changes on cash and cash equivalents and short-term restricted cash	(236)	217

Net increase (decrease) in cash and cash equivalents and short-term restricted cash	1,731	(543)
Cash and cash equivalents and short-term restricted cash at beginning of period	7,562	7,614
Cash and cash equivalents and short-term restricted cash at end of period	$9,293	$7,071

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$157	$977
Measurement period adjustment to goodwill and intangible assets	$281	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Organization — Evolving Systems, Inc. (“we,” “us,” “our,” the “Company”, and “Evolving Systems”) is a provider of real-time digital engagement solutions and services of software solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capex license and services to opex models based on recurring managed services with performance fees. Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”), is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

In July 2017 we completed the acquisition of Business Logic Systems (“BLS”). BLS, headquartered in Newbury, UK, specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

In September 2017 we completed the acquisition of four business operating units of Lumata Holdings Ltd. (“the “Lumata Entities”). The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world. The acquisition is expected to be accretive to Evolving Systems’ operations once the integration of the business is completed during 2018.

We believe the acquisitions of BLS and the Lumata Entities further reinforced our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC, Inc.”). With these recent acquisitions, we now have a customer base of more than 100 customers spanning 64 countries across the world. The experienced team and technology from BLS, which provides actionable insights and relevant offers based on customer data, greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. The technology further expands our Managed Services platform for delivering on-tap strategic and tactical solutions. The Lumata Entities’ value lies in its patented technology, industry expertise and strong customer relationships, in particular, those across Western Europe. Led by the explosive growth in mobile, the next generation of CVM is moving beyond traditional CRM and points-based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals including telecom, finance, and retail.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

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

Foreign Currency — Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our condensed consolidated statements of income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Primary geographical markets
United Kingdom	$1,627	$1,448	$3,433	$2,477
Philippines	317	708	555	1,005
Other	6,193	4,066	12,307	8,615
	$8,137	$6,222	$16,295	$12,097

Major products/service lines
Licensing fees	$249	$720	$584	$1,063
Customer support, including warranty support fees	2,512	2,010	5,121	4,037
Services	2,352	1,840	5,303	3,876
Managed services	3,024	1,652	5,287	3,121
Total Services	7,888	5,502	15,711	11,034
	$8,137	$6,222	$16,295	$12,097

Timing of revenue recognition
Products transferred at a point in time	$162	$550	$322	$601
Products and services transferred over time	7,975	5,672	15,973	11,496
	$8,137	$6,222	$16,295	$12,097

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	June 30, 2018	December 31, 2017
Assets
Contract receivables, net	$9,335	$10,151
Unbilled work-in-progress, net	$4,709	$5,823
Liabilities
Unearned revenue	$6,327	$5,397

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

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations greater than one-year was $2.5 million. The Company expects approximately 71% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 29% recognized thereafter.

We apply the practical expedient in paragraph 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one-year or less. We apply the transition practical expedient in paragraph 606-10-65-1(f)(3) and do not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue. Additionally, applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts (i.e., commissions) as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one-year or less.

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

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% vested in January 2018, and 10% annually beginning on the one-year anniversary of their offering thereafter for four years. The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. In the current period the first tranche was forfeited based on the annual performance goals established.

Comprehensive Income — Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

We use a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Recent Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”) which provides an additional (and optional) transition method to recognize the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessor with the practical expedient to not separate non-lease components from associated lease component under limited circumstances. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements. The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10 and ASU 2018-11 are the same.  This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. We are currently in the process of assessing the impact of this ASU on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently in the process of assessing the impact of this ASU on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. As a result of the adoption of the new guidance, the Company increased the end of period total amount shown on the condensed consolidated statement of cash flows by $0 and $1,557 for the six months ended June 30, 2018 and 2017, respectively. These amounts represent the balance of restricted cash included in the consolidated balance sheets as of June 30, 2018 and 2017, respectively. Short-term restricted cash is related to the escrow deposit for the BLS acquisition.

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

During the second quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K, for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the Form 10-K, it would have increased operating expenses by approximately $1,000 consisting of increases to amortization expense. The measurement period adjustments were the result of additional analysis performed and updated information.

When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, we estimate the total annual cash payments for the three 12-month periods to be $0.8 million which is a $0.4 million increase from our $0.4 million estimate as of March 31, 2018 and December 31, 2017. This amount is shown in the contingent earnout financial statement line item on our unaudited condensed consolidated balance sheet at June 30, 2018. We recognized $0.4 million in the other income (expense) financial statement line item on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018 as a result of our increased obligation.

The following table summarizes the purchase price and fair values of the assets acquired and liabilities assumed at the date of acquisition as disclosed in the Form 10-K and as adjusted for measurement period adjustments identified during the current quarter (in thousands):

	At July 3, 2017 (preliminary)	Measurement Period Adjustments	At July 3, 2017 (adjusted)
Total cash consideration	$1,553	$—	$1,553

Earnout	380	47	427
Total purchase price	$1,933	$47	$1,980

	At July 3, 2017 (preliminary)	Measurement Period Adjustments	At July 3, 2017 (adjusted)
Contract receivables	$1,037	$—	$1,037
Unbilled work-in-progress	1,039	—	1,039
Intangible assets	246	18	264
Prepaid and other current assets	437	—	437
Other assets, non-current	55	—	55
Total identifiable assets acquired	2,814	18	2,832

Accounts payable and accrued liabilities	$792	$—	$792
Deferred revenue	338	—	338
Total identifiable liabilities acquired	1,130	—	1,130

Net identifiable assets acquired	1,684	18	1,702

Goodwill	249	29	278
Net assets acquired	$1,933	$47	$1,980

Lumata

On September 4, 2017, Evolving Systems Holdings Limited (“EVOL Holdings”), a wholly owned subsidiary of Evolving Systems, Inc., completed the acquisition under a Share Purchase Agreement (the “Purchase Agreement”) with Lumata Holdings Limited (“Lumata Holdings” or “Seller”) and Francisco Partners III (Cayman) L.P., as Guarantor (the “Acquisition”).  EVOL Holdings acquired all of the issued and outstanding shares of four Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in exchange for a cash payment totaling €4.0 million ($4.8 million), subject to certain adjustments. The Seller and certain members of the Seller’s management entered into Management Warranty Deeds to secure Lumata Holdings’ representations and warranties under the Purchase Agreement and, to the extent the amounts provided under the Management Warranty Deeds are not sufficient to satisfy post-closing claims, EVOL Holdings may seek recovery from the Guarantor in an amount not to exceed €400,000 ($476,000).  EVOL Holdings and Seller are both companies incorporated under the laws of England and Wales.

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $3.1 million, was recorded as goodwill. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized during the third quarter of 2018. The results of the Lumata Entities’ operations have been included in the consolidated financial statements since the acquisition date. The amortization of the intangible assets is not deductible for tax purposes.

During the second quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K, for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the Form 10-K, it would have no change in operating expenses.  The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2018 based on facts and circumstances that existed as of the purchase date.

The following table summarizes the purchase price and fair values of the assets acquired and liabilities assumed at the date of acquisition as disclosed in the Form 10-K and as adjusted for measurement period adjustments identified during the current quarter (in thousands):

	At September 4, 2017 (preliminary)	Measurement Period Adjustments	At September 4, 2017 (adjusted)
Total Cash Consideration	$4,766	$—	$4,766

Total purchase price	$4,766	$—	$4,766

	At September 4, 2017 (preliminary)	Measurement Period Adjustments	At September 4, 2017 (adjusted)
Cash and cash equivalents	$386	$—	$386
Contract receivables	1,444	—	1,444
Unbilled work-in-progress	110	(82)	28
Intangible assets	1,935	—	1,935
Prepaid and other current assets	1,539	—	1,539
Other assets, non-current	19	—	19
Total identifiable assets acquired	5,433	(82)	5,351

Accounts payable and accrued liabilities	$3,086	$—	$3,086
Deferred tax liability	329	—	329
Deferred revenue	325	152	477
Total identifiable liabilities acquired	3,740	152	3,892

Net identifiable assets acquired	1,693	(234)	1,459

Goodwill	3,073	234	3,307
Net assets acquired	$4,766	$—	$4,766

Pro Forma

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2018 and 2017 as if the acquisitions of EVOL BLS and Lumata Entities occurred on January 1, 2017. The pro forma results include estimates and assumptions which management believes are necessary. For EVOL BLS, the unaudited pro forma revenue was $0.6 million and $1.4 million and net losses were $(1.1) million and $(2.0) million for the three and six months ended June 30, 2017, respectively. For the Lumata entities, the unaudited pro forma revenue was $2.3 million and $3.7 million and net profits were $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. However, the pro forma results do not include any anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information includes adjustments for the amortization of intangible assets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$8,137	$9,121	$16,295	$17,192
Net income	$158	$60	$643	$70

EVOL BLS or the Lumata Entities did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2017	$25,216
Measurement period adjustments	263
Effects of changes in foreign currency exchange rates (1)	(405)
Balance at June 30, 2018	$25,074

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

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated useful lives. As of June 30, 2018, and December 31, 2017, identifiable intangibles were as follows (in thousands):

	June 30, 2018
	Gross Amount		Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,921		$(951)	$1,970	7.7 yrs
Trademarks and tradenames	311		(213)	98	3.7 yrs
Non-competition	40		(37)	3	2.0 yrs
Customer relationships	4,380		(1,356)	3,024	8.7 yrs
	$7,652	(1)	$(2,557)	$5,095	6.8 yrs

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,921	$(743)	$2,178	7.7 yrs
Trademarks and tradenames	310	(189)	121	3.7 yrs
Non-competition	40	(35)	5	2.0 yrs
Customer relationships	4,363	(1,054)	3,309	8.7 yrs
	$7,634	$(2,021)	$5,613	6.8 yrs

(1)         2018 increase in gross amount due to measurement period adjustments relating to the EVOL BLS purchase price allocation. See Note 2 — Acquisitions for additional information.

Amortization expense of identifiable intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2018 was as follows (in thousands):

Twelve months ending June 30,
2019	$953
2020	946
2021	946
2022	891
2023	518
Thereafter	841
$5,095

NOTE 4 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable and accrued liabilities:
Accounts payable	$1,247	$1,530
Accrued compensation and related expenses	1,923	1,749
Accrued liabilities	2,734	3,611
	$5,904	$6,890

NOTE 5 — EARNINGS PER COMMON SHARE

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic income per common share:
Net income	$158	$1,102	$643	$2,075
Basic weighted average shares outstanding	12,112	11,935	12,094	11,928
Basic income per common share:	$0.01	$0.09	$0.05	$0.17

Diluted income per common share:
Net income	$158	$1,102	$643	$2,075
Weighted average shares outstanding	12,112	11,935	12,094	11,928
Effect of dilutive securities - options and restricted stock	12	37	51	30
Diluted weighted average shares outstanding	12,124	11,972	12,145	11,958
Diluted income per common share:	$0.01	$0.09	$0.05	$0.17

For the three months ended June 30, 2018 and 2017, 0.6 million and 0.4 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the six months ended June 30, 2018 and 2017, 0.6 million and 0.4 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

All shares of unvested performance-based restricted stock were excluded from basic and dilutive earnings per share for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, 0.6 million shares of unvested restricted stock were excluded from basic earnings per share.

NOTE 6 — SHARE-BASED COMPENSATION

We recognized $0.1 million and $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2018 and 2017, and $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes share-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue, excluding depreciation and amortization	$13	$4	$26	$11
Sales and marketing	4	(4)	20	4
General and administrative	113	164	423	215
Product development	(3)	19	24	34
Total share-based compensation	$127	$183	$493	$264

Stock Incentive Plans

At June 30, 2017, no shares were available for grant under the 2007 Stock Plan, as amended. At June 30, 2018 and December 31, 2017, 0.6 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At June 30, 2018 and December 31, 2017, there were approximately 0.3 million shares and 0.1 million shares available for grant under the 2016 Stock Plan, respectively.

The following is a summary of restricted stock activity under the plans for the six months ended June 30, 2018:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at December 31, 2017	597
Less restricted stock vested	(176)
Less restricted stock forfeited/expired	(67)
Unvested restricted stock at June 30, 2018	354

The following is a summary of stock option activity under the plans for the six months ended June 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2017	713	$5.71	8.23	$128
Less options forfeited/cancelled	(105)	5.33		49
Less options exercised	(2)	2.03		2
Options outstanding at June 30, 2018	606	$5.79	7.16	$22

Options exercisable at June 30, 2018	299	$6.72	6.48	$22

No stock options were granted during the three and six months ended June 30, 2018.

NOTE 7 — CONCENTRATION OF CREDIT RISK

For the three and six months ended June 30, 2018, one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from operations. The significant customer for the three and six months ended June 30, 2018 is a large telecommunications operator in Europe.

For the three months ended June 30, 2017, one significant customer accounted for 15% of revenue from operations. The significant customer for the three months ended June 30, 2017 was a large telecommunications operator in Europe. For the six months ended June 30, 2017, one significant customer accounted for 13% of revenue from operations. The significant customer for the six months ended June 30, 2017 was a large telecommunications operator in Europe.

As of June 30, 2018, one significant customer accounted for approximately 13% of contract receivables and unbilled work-in-progress. This customer is a large telecommunications operator in North Africa. As of December 31, 2017, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 8 — LONG-TERM DEBT

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of June 30, 2018, the U.S.A. Prime Rate was 5%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan matures on January 1, 2020.

The Term Loan and the Loan Facility (collectively, “Loans”) include negative covenants that place restrictions on the Company’s ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our stockholders’; and change the nature of our business materially. Outstanding amounts under the Term Loan may be accelerated by East West Bank upon the occurrence and continuance of certain events of default.

As of June 30, 2018, we are in compliance with the covenants and have a $7.7 million balance under the Term loan.

NOTE 9— INCOME TAXES

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

The income tax effects of the Tax Act in 2017 recognized in the Company’s financial statements are provisional in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of June 30, 2018 and December 31, 2017.

We recorded net income tax expense of $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. The net expense during the three months ended June 30, 2018 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax primarily from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S. The net expense during the three months ended June 30, 2017 consisted of current income tax expense of $0.5 million and a deferred tax benefit of approximately $0.1 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

We recorded net income tax expense of $0.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The net expense during the six months ended June 30, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax primarily from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S. The net expense during the six months ended June 30, 2017 consisted of current income tax expense of $0.9 million and a deferred tax benefit of approximately $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 51% and 24% for the three months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

Our effective tax rate was 29% and 25% for the six months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

As of June 30, 2018, and December 31, 2017 we continued to maintain a valuation allowance on our domestic net deferred tax asset for FTC carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.7 million in AMT tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. Our deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017, were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred tax assets:
Foreign tax credits carryforwards	$4,731	$4,731
Net operating loss carryforwards	3,811	3,294
Research & development credits	303	303
AMT credits	770	770
Stock compensation	683	570
Depreciable assets	32	33
Accrued liabilities and reserves	258	66
Total deferred tax assets	10,588	9,767

Deferred tax liabilities:
Intangibles	(1,045)	(1,045)
Accrued liabilities and reserves	(192)	(120)
Total deferred tax liability	(1,237)	(1,165)

Net deferred tax assets, before valuation allowance	9,351	8,602
Valuation allowance	(8,945)	(8,328)
Net deferred tax asset	$406	$274

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

As of June 30, 2018, and December 31, 2017 we had no liability for unrecognized tax benefits.

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

	June 30, 2018	December 31, 2017
Long-lived assets, net
United States	$10,924	$11,276
United Kingdom	17,544	17,968
Other	1,916	1,843
	$30,384	$31,087

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2018 or December 31, 2017.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2018 or December 31, 2017.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2018 or December 31, 2017.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2018 or December 31, 2017.

When we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment prior to October 24, 2014.  The contractually agreed time period for mandatory arbitration, as well as the applicable Delaware state law, has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million in other income for the three and six months ended June 30, 2018.

(b)                                 Litigation

At the end of the second quarter we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, we agreed to pay $0.3 million toward the settlement, $0.1 million of which was on the Company’s behalf and recorded as other expense for the three and six months ended June 30, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from a $0.3 million final payment due to the sellers of SSM.

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 12 — SUBSEQUENT EVENTS

Effective July 16, 2018, the Board of Directors of the Company removed Thomas Thekkethala as President & CEO, for cause, and appointed Matthew Stecker to serve as President & CEO.

As a for-cause termination, the board does not intend to pay Mr. Thekkethala any severance, either under his employment agreement or otherwise. There were, however, no disagreements between the Company and Mr. Thekkethala as to any financial or accounting issue.

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

OVERVIEW

Evolving Systems, Inc. is a provider of real-time digital engagement solutions and services to the wireless carrier and consumer financial services markets. We operate a managed services business model through which we maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services. The Company has moved from selling technology to offering business solutions. The value proposition likewise has moved away from cost savings to a focus on revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expense models based on managed services with performance fees.

In July 2017, we completed our acquisition of BLS, a company headquartered in Newbury, England that specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions can turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

In September 2017, we completed the acquisition of four business operating units of the “Lumata Entities”. The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that help businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Lumata’s customers include wireless carriers Orange, Telefonica and other Tier-1 and emerging wireless carriers in Europe, Asia, the Middle East, Africa, the Caribbean and Central and South America.

RECENT DEVELOPMENTS

Consolidated revenue was $8.1 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively, and $16.3 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in revenue for the three and six months ended is due to additional contractual relationships from BLS and Lumata Entities (the “Acquired Companies”) partially offset by a decline in licensing and service fees from our historical product lines.

We have operations in foreign countries that use their respective local currencies to prepare the financial statements and we translate into our reporting currency, United States (“U.S.”) Dollars. Changes in the exchange rates between these currencies and the U.S. dollar are partially responsible for some of the changes from period to period in our financial statement amounts. The chart below summarizes how our revenue and expenses would change had they been reported on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2018 vs. 2017	2018 vs. 2017
Changes in:
Revenue	$165	$614
Costs of revenue and operating expenses	(124)	(557)
Operating income	$41	$57

The net effect of our foreign currency translations for the three months ended June 30, 2018 was a $0.2 million increase in revenue and a $0.1 million decrease in operating expenses versus the three months ended June 30, 2017. The net effect of our foreign currency translations for the six months ended June 30, 2018 was a $0.6 million increase in revenue and a $0.6 million decrease in operating expenses versus the six months ended June 30, 2017.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
License fees	3%	12%	4%	9%
Services	97%	88%	96%	91%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	25%	35%	26%
Sales and marketing	19%	16%	20%	17%
General and administrative	27%	16%	24%	16%
Product development	12%	11%	11%	9%
Depreciation	1%	1%	0%	1%
Amortization	3%	3%	3%	3%
Total costs of revenue and operating expenses	97%	72%	93%	72%

Income from operations	3%	28%	7%	28%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(2)%	(1)%	(2)%	(1)%
Other income (expense)	0%	0%	(0)%	0%
Foreign currency exchange income (loss)	3%	(4)%	1%	(3)%
Other income (expense), net	1%	(5)%	(1)%	(4)%

Income from operations before income taxes	4%	23%	6%	24%

Income tax expense	2%	5%	2%	6%

Net income	2%	18%	4%	18%

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

License Fees

License fees revenue was $0.2 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in revenues of $0.7 million from First User Activation licensing activity of the historical products as the Company transitions to a managed services model offset by revenue of $0.2 million from the Acquired Companies.

License fees revenue was $0.6 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in revenues of $1.0 million from licensing activity of the historical products as the Company transitions to a managed services model offset by revenue of $0.5 million from the Acquired Companies.

Services

Services revenue increased $2.4 million, or 43.6%, to $7.9 million for the three months ended June 30, 2018 from $5.5 million for the three months ended June 30, 2017. The increase is related to $2.8 million in service revenue from the Acquired Companies offset by a decline in our services revenues related to our historical products related to less new implementations and pricing pressures.

Services revenue increased $4.7 million, or 42.7%, to $15.7 million for the six months ended June 30, 2018 from $11.0 million for the six months ended June 30, 2017. The increase is related to $5.5 million in service revenue from the Acquired Companies offset by a decline in our services revenues related to historical products of $0.8 million due to less new implementations and pricing pressures.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased $1.3 million, or 81.3%, to $2.9 million for the three months ended June 30, 2018 from $1.6 million for the three months ended June 30, 2017. The increase in costs of revenue is primarily attributable to higher service project hours from the Acquired Companies of $1.3 million. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 35% for the three months ended June 30, 2018 from 25% for the three months ended June 30, 2017. The increase as a percentage of revenue is primarily due to the increased hours and resource costs from the Acquired Companies on projects generating lower margins.

Costs of revenue, excluding depreciation and amortization increased $2.6 million, or 83.9%, to $5.7 million for the six months ended June 30, 2018 from $3.1 million for the six months ended June 30, 2017. The increase in costs of revenue is primarily attributable to higher service project hours from the Acquired Companies of $2.8 million. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 35% for the six months ended June 30, 2018 from 26% for the six months ended June 30, 2017. The increase as a percentage of revenue is primarily due to the increased hours and resource costs from the Acquired Companies on projects generating lower margins.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.6 million, or 60.0%, to $1.6 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. The increase in expenses is attributable to $0.6 million in costs from the Acquired Companies. As a percentage of total revenue, sales and marketing expenses increased to 19% for the three months ended June 30, 2018 from 16% for the three months ended June 30, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Sales and marketing expenses increased $1.1 million, or 52.4%, to $3.2 million for the six months ended June 30, 2018 from $2.1 million for the six months ended June 30, 2017. The increase in expenses is attributable to $1.2 million in costs from the Acquired Companies. As a percentage of total revenue, sales and marketing expenses increased to 20% for the six months ended June 30, 2018 from 17% for the six months ended June 30, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $1.2 million or 120.0% to $2.2 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. The increase in costs was related to $0.4 million in costs related to the Acquired Companies, $0.3 million in legal costs related to finalizing a matter regarding our September 2015 SSM acquisition, and a $0.3 million increase in our allowance mostly related to one customer project. As a percentage of revenue, general and administrative expenses increased to 27% for the three months ended June 30, 2018 from 16% for the three months ended June 30, 2017. The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

General and administrative expenses increased $1.9 million or 95.0% to $3.9 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017. The increase in costs was related to $0.7 million in costs related to the Acquired Companies, $0.5 million in legal costs related to finalizing a matter regarding our September 2015 SSM acquisition, a $0.3 million increase in our allowance mostly related to one customer project and $0.1 million in professional fees related to audits and routine regulatory filings in connection with the Acquired Companies. As a percentage of revenue, general and administrative expenses increased to 24% for the six months ended June 30, 2018 from 16% for the six months ended June 30, 2017. The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.3 million, or 42.9%, to $1.0 million for the three months ended June 30, 2018 from $0.7 million for the three months ended June 30, 2017. The increase is primarily related to $0.4 million in additional costs related to the Acquired Companies that was partially offset by staff reductions related to our historical products. As a percentage of revenue, product development expenses increased to 12% for the three months ended June 30, 2018 from 11% for the three months ended June 30, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product development expenses increased $0.7 million, or 63.6%, to $1.8 million for the six months ended June 30, 2018 from $1.1 million for the six months ended June 30, 2017. The increase is primarily related to $0.9 million in additional costs related to the Acquired Companies that was partially offset by staff reductions related to our historical products. As a percentage of revenue, product development expenses increased to 11% for the six months ended June 30, 2018 from 9% for the six months ended June 30, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was approximately $0.05 million for the three months ended June 30, 2018 and 2017, respectively. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2018 and 2017 was less than 1%.

Depreciation expense was approximately $0.1 million for the six months ended June 30, 2018 and 2017. As a percentage of total revenue, depreciation expense for the six months ended June 30, 2018 and 2017 was less than 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems Labs, Inc., Evolving Systems NC, Inc., BLS, and the Lumata Entities. Amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. As a percentage of total revenue, amortization expense remained at 3% for the three months ended June 30, 2018 and 2017.

Amortization expense was $0.5 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total revenue, amortization expense remained at 3% for the six months ended June 30, 2018 and 2017.

Interest Income

Interest income includes interest income earned on cash and cash equivalents. Interest income was approximately $2,000 and $1,000 for the three months ended June 30, 2018 and 2017, respectively.

Interest income was approximately $30,000 and $1,000 for the six months ended June 30, 2018 and 2017, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense was $0.1 million and $0.07 million for the three months ended June 30, 2018 and 2017, respectively. As a percent of revenue, interest expense was 2% and 1% for the three months ended June 30, 2018 and 2017, respectively. The increase is related to the term loan borrowings used to acquire the Lumata Entities.

Interest expense was $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. As a percent of revenue, interest expense was 2% and 1% for the six months ended June 30, 2018 and 2017, respectively. The increase is related to the term loan borrowings used to acquire the Lumata Entities.

Other Income (Expense)

When we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment prior to October 24, 2014.  The contractually agreed time period for mandatory arbitration, as well as the applicable Delaware state law, has lapsed.  Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million in other income for the three and six months ended June 30, 2018.

At the end of the second quarter we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, we agreed to pay $0.3 million toward the settlement, $0.1 million of which was on the Company’s behalf and recorded as other expense for the three and six months ended June 30, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from a $0.3 million final payment due to the sellers of SSM.

When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, EVOL BLS has exceeded their projected revenues and we estimated the total annual cash payments for the three 12-month periods to be $0.8 million, which is a $0.4 million increase from our $0.4 million estimate as of March 31, 2018 and December 31, 2017.  This amount is shown in the contingent earn-out financial statement line item on our condensed consolidated balance sheet as of June 30, 2018. We recognized $0.4 million in the other income (expense) financial statement line item on our condensed consolidated statements of income for the three months ended June 30, 2018 as a result of our increased obligation.  We expect no future earn out targets to be achieved.

Foreign Currency Exchange Income (Loss)

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary increased $0.4 million or 200.0% to $0.2 million for the three months ended June 30, 2018 from $(0.2) million for the three months ended June 30, 2017 and increased $0.5 million or 125.5% to $0.1 million for the six months ended June 30, 2018 from $(0.4) million for the six months ended June 30, 2017, respectively. The income was generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive (loss) income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss was $1.7 million during the three months ended June 30, 2018 compared to income of $0.8 million during the three months ended June 30, 2017. The current period loss is related to the strengthening of the United States Dollar and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes. The gain for the three months ended June 30, 2017 was due to as a strengthening of the British Pound Sterling and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes.

For the six months ended June 30, 2018, other comprehensive loss was $0.9 million compared to income of $1.2 million for the six months ended June 30, 2017. The loss for the six months ended June 30, 2018 was due to the strengthening of the United States Dollar and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes. The gain for the six months ended June 30, 2017 was due to as a strengthening of the British Pound Sterling during the prior year and the related translation of our U.K. subsidiaries’ assets and liabilities to the United States Dollar for consolidation purposes.

Income Taxes

We recorded income tax expense of $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. The net expense during the three months ended June 30, 2018 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense primarily consists of income tax from our U.K.-based operations. The deferred tax benefit was related primarily to the decrease in deferred tax liabilities in the U.S. The net expense during the three months ended June 30, 2017 consisted of current income tax expense of $0.5 million and a deferred tax benefit of approximately $0.1 million. The current tax expense consisted of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

We recorded net income tax expense of $0.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The net expense during the six months ended June 30, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the decrease in deferred tax liabilities in the U.S. The net expense during the six months ended June 30, 2017 consisted of current income tax expense of $0.9 million and a deferred tax benefit of approximately $0.2 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 51% and 24% for the three months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

Our effective tax rate was 29% and 25% for the six months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

As of June 30, 2018, and December 31, 2017 we continued to maintain a valuation allowance on our domestic net deferred tax asset for FTC carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.7 million in AMT tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance.  See Note 9 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position decreased $1.0 million, or 11.3%, to $8.0 million as of June 30, 2018 from $9.0 million as of December 31, 2017. The decrease in working capital is related to decrease in accounts receivable, unbilled work in progress, prepaids and other assets along with an increase in unearned revenue and current and long-term notes payable and offset by increases in cash coinciding with the decrease in accounts payable and accrued liabilities.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2017 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At June 30, 2018, our principal source of liquidity was $9.3 million in cash and cash equivalents and $9.3 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and term loan payments. Other uses of cash may include capital expenditures and technology expansion.

Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $3.0 million and $0.2 million, respectively. Cash provided by operating activities for the six months ended June 30, 2018 was primarily due to decrease in contract receivables of $0.7 million, unbilled work-in-process of $0.3 million, amortization of intangible assets of $0.5 million, change in fair value of contingent consideration earn-out of $0.4 million and increase in unearned revenue of $1.1 million, offset by a decrease in accounts payable and accrued liabilities of approximately $1.3 million related primarily to vendor payments. Cash provided by operating activities for the six months ended June 30, 2017 was primarily due to net income coupled with increases in contracts receivable, unbilled work-in-progress, prepaid and other assets, accounts payable and accrued liabilities, and unearned revenue.

Net cash used in investing activities during the six months ended June 30, 2018 and 2017 was $47,000 and $6,000, respectively. Cash used for the six months ended June 30, 2018 was primarily due to the purchase of property and equipment of $47,000. Cash used for the six months ended June 30, 2017 was primarily due to the purchase of property and equipment of $6,000.

Net cash used in financing activities of $1.0 million during the six months ended June 30, 2018 and 2017 was primarily related to principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at June 30, 2018 of $9.3 million;

•                                          Our working capital balance of $8.0 million;

•                                          Our demonstrated ability to generate positive cash flows from operations; and,

•                                          Our planned capital expenditures of less than $1.0 million during 2018.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the six months ended June 30, 2018 and 2017, the effect of exchange rate changes resulted in a $0.1 million increase and $0.4 million decrease, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

The relationship between the British pound sterling Euro, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	June 30, 2018	December 31, 2017
Spot rates:
British pound sterling	0.75771	0.74071
Euro	0.85635	0.83348
Indian rupee	68.45670	63.84000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Average rates:
British pound sterling	0.73494	0.78228	0.72685	0.79516
Euro	0.83811	N/A	0.82601	N/A
Indian rupee	66.95503	64.46821	65.65048	65.74311

At the present time, we do not hedge our foreign currency exposure or use derivative financial instruments that are designed to reduce our long-term exposure to foreign currency exchange risk. To the extent that translation and transaction gains and losses become significant, we will consider various options to reduce this risk

ITEM 4.  CONTROLS AND PROCEDURES

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

During the three and six months ended June 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the end of the second quarter, we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreement settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, we agreed to pay $0.3 million toward the settlement, $0.1 million of which was on its own behalf and recorded as other expense for the three months ended June 30, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from the $0.3 million final payment due to the sellers of SSM.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)                                 Exhibits

Exhibit 10.1* — Evolving Systems, Inc. 2016 Stock Incentive Plan, as amended, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 26, 2018 and incorporated herein by reference.

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*                                         Identifies each management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary
(Principal Financial and Accounting Officer)