Form 10-Q
period 2018-09-30
EVOLVING SYSTEMS INC
filed 2018-11-13
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 9, 2018, there were 12,117,014 shares outstanding of Registrant’s Common Stock (par value $0.001 per share)

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,522	$7,562
Contract receivables, net of allowance for doubtful accounts of $786 and $970 at September 30, 2018 and December 31, 2017, respectively	7,689	10,151
Unbilled work-in-progress, net of allowance for doubtful accounts of $536 and $107 at September 30, 2018 and December 31, 2017, respectively	3,880	5,823
Prepaid and other current assets	1,509	2,053
Total current assets	21,600	25,589
Property and equipment, net	187	258
Amortizable intangible assets, net	4,829	5,613
Goodwill	24,857	25,216
Deferred income taxes, net	440	274
Total assets	$51,913	$56,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion	$3,577	$2,805
Accounts payable and accrued liabilities	4,299	6,890
Contingent earn-out	824	396
Income taxes payable	415	1,107
Unearned revenue	4,720	5,397
Total current liabilities	13,835	16,595
Long-term liabilities:
Term loans, net of current portion	3,393	5,942
Total liabilities	17,228	22,537

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,295,903 shares issued and 12,117,014 outstanding as of September 30, 2018 and 12,119,961 shares issued and 11,941,072 outstanding as of December 31, 2017	12	12
Additional paid-in capital	99,107	98,517
Treasury stock, 178,889 shares as of September 30, 2018 and December 31, 2017, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(9,712)	(8,202)
Accumulated deficit	(53,469)	(54,661)
Total stockholders’ equity	34,685	34,413
Total liabilities and stockholders’ equity	$51,913	$56,950

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
License fees	$255	$1,068	$839	$2,131
Services	7,165	6,479	22,876	17,513
Total revenue	7,420	7,547	23,715	19,644

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,357	2,569	8,105	5,678
Sales and marketing	1,663	1,439	4,899	3,485
General and administrative	1,511	1,562	5,439	3,555
Product development	1,074	356	2,882	1,499
Depreciation	20	55	101	156
Amortization	240	226	733	618
Restructuring	—	131	—	131
Total costs of revenue and operating expenses	6,865	6,338	22,159	15,122

Income from operations	555	1,209	1,556	4,522

Other income (expense)
Interest income	23	1	53	2
Interest expense	(120)	(91)	(369)	(234)
Other income	71	—	58	—
Foreign currency exchange income (loss)	362	(176)	498	(568)
Other income (expense), net	336	(266)	240	(800)

Income from operations before income taxes	891	943	1,796	3,722

Income tax expense	342	184	604	888

Net income	$549	$759	$1,192	$2,834

Basic income per common share - net income	$0.05	$0.06	$0.10	$0.24

Diluted income per common share - net income	$0.05	$0.06	$0.10	$0.24

Weighted average basic shares outstanding	12,117	11,940	12,103	11,932
Weighted average diluted shares outstanding	12,124	11,992	12,124	11,975

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$549	$759	$1,192	$2,834

Other comprehensive (loss) income
Foreign currency translation (loss) income	(569)	314	(1,510)	1,481

Comprehensive (loss) income	$(20)	$1,073	$(318)	$4,315

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at December 31, 2017	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	1,857	—		—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Share-based compensation expense	—	—	590	—	—	—	590
Net income	—	—	—	—	—	1,192	1,192
Foreign currency translation loss	—	—	—	—	(1,510)	—	(1,510)
Balance at September 30, 2018	12,117,014	$12	$99,107	$(1,253)	$(9,712)	$(53,469)	$34,685

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,192	$2,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101	156
Amortization of intangible assets	733	618
Amortization of debt issuance costs	8	10
Share-based compensation expense	590	486
Bad debt expense, net	410	—
Change in fair value of contingent earn-out	413	—
Unrealized foreign currency transaction (income) loss, net	(498)	568
Provision for deferred income taxes	(165)	(335)
Change in operating assets and liabilities:
Contract receivables	2,098	(2,474)
Unbilled work-in-progress	1,137	(1,225)
Prepaid and other assets	235	562
Accounts payable and accrued liabilities	(2,927)	(759)
Unearned revenue	(501)	1,831
Other long-term obligations	—	376
Net cash provided by operating activities	2,826	2,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48)	(71)
Business combinations, net of cash received	—	(5,938)
Net cash used in investing activities	(48)	(6,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	—	(1)
Proceeds from term loans	—	4,730
Principal payments on notes payable	(1,763)	(1,500)
Payments for debt issuance costs	—	(20)
Proceeds from the issuance of stock	—	29
Net cash (used in) provided by financing activities	(1,763)	3,238

Effect of exchange rate changes on cash and cash equivalents	(55)	86

Net increase (decrease) in cash and cash equivalents	960	(37)
Cash and cash equivalents at beginning of period	7,562	7,614
Cash and cash equivalents at end of period	$8,522	$7,577

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$1,623	$1,320
Property and equipment purchased and included in accounts payable	$—	$35
Measurement period adjustment to goodwill and intangible assets	$281	$—

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

In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expenditure models based on recurring managed services with performance fees. Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”), is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs IMSIs, ICCIDs, IPs). Our solutions can be deployed on premise or as a Software-as-a-Service (“SaaS”).

In July 2017 we completed the acquisition of Business Logic Systems (“BLS”). BLS, headquartered in Newbury, United Kingdom, specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

In September 2017 we completed the acquisition of four business operating units of Lumata Holdings Ltd. (the “Lumata Entities”). The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that helps businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. Its customers include mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world.

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

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

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

The majority of our license fees and services revenue is generated from fixed-price contracts, this provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer and exclude any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Our customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date. Losses on fixed-price projects are recorded when identified. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License fees represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated value. The selection of the method to measure progress towards completion requires judgment and is based on the extent of progress towards completion of the performance obligation.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Primary geographical markets
United Kingdom	$1,512	$1,381	$4,945	$3,858
Other	5,908	6,166	18,770	15,786
	$7,420	$7,547	$23,715	$19,644

Major products/service lines
Licensing fees	$255	$1,068	$839	$2,131
Customer support, including warranty support fees	2,481	2,343	7,602	6,380
Services	2,034	2,532	7,337	6,408
Managed services	2,650	1,604	7,937	4,725
Total services	7,165	6,479	22,876	17,513
	$7,420	$7,547	$23,715	$19,644

Timing of revenue recognition
Products transferred at a point in time	$187	$109	$509	$710
Products and services transferred over time	7,233	7,438	23,206	18,934
	$7,420	$7,547	$23,715	$19,644

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	September 30, 2018	December 31, 2017
Assets
Contract receivables, net	$7,689	$10,151
Unbilled work-in-progress, net	$3,880	$5,823
Liabilities
Unearned revenue	$4,720	$5,397

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

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $2.0 million. The Company expects approximately 80% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 20% recognized thereafter.

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

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU 2018-11, Leases — Targeted Improvements (“ASU 2018-11”) which provides an additional (and optional) transition method to recognize the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessor with the practical expedient to not separate non-lease components from associated lease component under limited circumstances. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements. The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10 and ASU 2018-11 are the same. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently in the process of assessing the impact of this ASU on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard.

NOTE 2 — ACQUISITIONS

Business Logic Systems

On July 3, 2017, we completed the purchase by BLS Limited (“EVOL BLS”), a wholly owned subsidiary of Evolving Systems, Inc., a Delaware corporation, of Business Logic Systems Limited (“Seller”). EVOL BLS and Seller are both companies incorporated under the laws of England and Wales. Under the terms of the Asset Purchase Agreement, dated as of May 5, 2017 (the “Purchase Agreement”), the Seller agreed to sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £100,000 ($134,000), which was reduced in full by the sums paid by EVOL BLS to certain employees’ severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24 month period; and (c) an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

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

During the second quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the Form 10-K, it would have increased operating expenses by approximately $1,000 consisting of increases to amortization expense. The measurement period adjustments were the result of additional analysis performed and updated information.

When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, we estimated the total annual cash payments for the three 12-month periods to be $0.8 million which is a $0.4 million increase from our $0.4 million estimate as of December 31, 2017. This amount is shown in the contingent earnout financial statement line item on our unaudited condensed consolidated balance sheet at September 30, 2018. We recognized $0.4 million in the other income (expense) financial statement line item on our unaudited condensed consolidated statements of income prior to the three months but included in the nine months ended September 30, 2018, respectively, as a result of our increased obligation.

On November 2, 2018, we paid the $0.8 million in contingent earn-out liability for the EVOL BLS acquisition.

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

We accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $3.3 million, was recorded as goodwill. The Company is in the process of finalizing the purchase price allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The results of the Lumata Entities’ operations have been included in the consolidated financial statements since the acquisition date. The amortization of the intangible assets is not deductible for tax purposes.

During the second and third quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the Form 10-K, it would have resulted in no change in operating expenses. The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2018 based on facts and circumstances that existed as of the purchase date.

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

Pro Forma

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2018 and 2017 as if the acquisitions of EVOL BLS and Lumata Entities occurred on January 1, 2017. The pro forma results include estimates and assumptions which management believes are necessary. For EVOL BLS, which was acquired on July 3, 2017, there is no unaudited pro forma revenue or net income (loss) for the three months ended September 30, 2017 and proforma unaudited revenue was $1.4 million and net loss was $2.0 million for the nine months ended September 30, 2017. For the Lumata entities acquired on September 4, 2017, the unaudited pro forma revenue was $0.9 million and $4.6 million and net losses were $0.3 million and $0.2 million for the three and nine months ended September 30, 2017, respectively. The amortization expense was $0.04 million for the three months and $0.2 million for the nine months ended September 30, 2017. However, the pro forma results do not include any anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information includes adjustments for the amortization of intangible assets.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,420	$8,460	$23,715	$25,652
Net income	$549	$393	$1,192	$463

EVOL BLS and the Lumata Entities did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2017	$25,216
Measurement period adjustments	263
Effects of changes in foreign currency exchange rates (1)	(622)
Balance at September 30, 2018	$24,857

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2018, at which time we had $25.0 million of goodwill. The fair value of the reporting unit was estimated using both market and income-based approaches. Specifically, we incorporated observed market multiple data from selected guideline public companies and values arrived at through the application of discounted cash flow analyses, which in turn were based upon our financial projections as of the valuation date. We believe that a market participant would weigh both possibilities without a bias to one or the other. Consequently, we gave equal consideration to both. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. If the projected future performance of our segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge. As a result of the first step of the 2018 goodwill impairment analysis, the fair value of the reporting unit exceeded its carrying value by $0.1 million. Therefore, the second step was not necessary. From July 31, 2018, through the date of this report, no events have occurred that we believe may have impaired goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated useful lives. As of September 30, 2018, and December 31, 2017, identifiable intangibles were as follows (in thousands):

	September 30, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,921		$(1,056)		$1,865	4.9 yrs
Trademarks and tradenames	311		(223)		88	2.4 yrs
Non-competition	40		(38)		2	0.6 yrs
Customer relationships	4,380		(1,506)		2,874	6.1 yrs
	$7,652	(1)	$(2,823	)(2)	$4,829	5.5 yrs

	December 31, 2017
	Gross Amount	Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,921	$(743)		$2,178	7.7 yrs
Trademarks and tradenames	310	(189)		121	3.7 yrs
Non-competition	40	(35)		5	2.0 yrs
Customer relationships	4,363	(1,054)		3,309	8.7 yrs
	$7,634	$(2,021	)(3)	$5,613	6.8 yrs

(1)         2018 increase in gross amount due to measurement period adjustments relating to the EVOL BLS purchase price allocation. See Note 2 — Acquisitions for additional information.

(2)         Includes functional currency adjustment of $69,000.

(3)         Includes functional currency adjustment of $1,000.

Amortization expense of identifiable intangible assets was $0.2 million for both the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2018 was as follows (in thousands):

Twelve months ending September 30,
2019	$949
2020	946
2021	946
2022	864
2023	404
Thereafter	720
$4,829

NOTE 4 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable and accrued liabilities:
Accounts payable	$944	$1,530
Accrued compensation and related expenses	1,753	1,749
Accrued liabilities	1,602	3,611
	$4,299	$6,890

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic income per common share:
Net income	$549	$759	$1,192	$2,834
Basic weighted average shares outstanding	12,117	11,940	12,103	11,932
Basic income per common share:	$0.05	$0.06	$0.10	$0.24

Diluted income per common share:
Net income	$549	$759	$1,192	$2,834
Weighted average shares outstanding	12,117	11,940	12,103	11,932
Effect of dilutive securities - options and restricted stock	7	52	21	43
Diluted weighted average shares outstanding	12,124	11,992	12,124	11,975
Diluted income per common share:	$0.05	$0.06	$0.10	$0.24

For the three months ended September 30, 2018 and 2017, 0.6 million and 0.4 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period. For the nine months ended September 30, 2018 and 2017, 0.6 million and 0.4 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and nine months ended September 30, 2018 and 2017, 0.4 million and 0.6 million shares, respectively, of unvested restricted stock were excluded from basic earnings per share, but a portion of the 0.4 and 0.6 million shares, respectively, were included in the dilutive EPS calculation with the results being antidilutive.

NOTE 6 — SHARE-BASED COMPENSATION

We recognized $0.1 million and $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2018 and 2017, and $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes share-based compensation expenses recorded in the consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue, excluding depreciation and amortization	$14	$4	$40	$15
Sales and marketing	10	5	30	9
General and administrative	73	199	496	414
Product development	—	14	24	48
Total share-based compensation	$97	$222	$590	$486

Stock Incentive Plans

At September 30, 2018 and December 31, 2017, no shares were available for grant under the 2007 Stock Plan, as amended. At September 30, 2018 and December 31, 2017, 0.3 million and 0.7 million options were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At September 30, 2018 and December 31, 2017, there were approximately 0.3 million shares and 0.1 million shares available for grant under the 2016 Stock Plan, respectively.

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. Of the restrictions on the stock awards granted during the three months ended March 31, 2017, 20% vested in January 2018, and 10% will vest annually beginning on the one-year anniversary of their grant thereafter for four years. The remaining 40%, will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. In the nine months ended September 30, 2018, the first tranche was forfeited and no compensation was recognized based on not attaining the annual performance goals established.

The following is a summary of restricted stock activity under the plans for the nine months ended September 30, 2018:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at December 31, 2017	597
Less restricted stock vested	(178)
Less restricted stock forfeited/expired	(67)
Unvested restricted stock at September 30, 2018	352

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2017	713	$5.71	8.23	$128
Less options forfeited/cancelled	(114)	5.37		49
Less options exercised	(2)	2.03		2
Add options granted	30	2.25		—
Options outstanding at September 30, 2018	627	$5.62	7.61	$22

Options exercisable at September 30, 2018	308	$6.70	6.37	$15

There were 30,000 and 50,000 stock options granted during the three and nine months ended September 30, 2018 and 2017, respectively. The weighted-average grant-date fair value of stock options granted were $1.84 and $1.92 during the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there were approximately $2.0 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.56 years. The total fair value of stock options vested during the three months ended September 30, 2018 and 2017 was approximately $0.02 million and $0.04 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2018 and 2017 was approximately $0.02 million and $0.1 million, respectively.

Cash received from stock option exercises for the three months ended September 30, 2018 and 2017 was $0 and $3,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2018 and 2017 was $900 and $27,000, respectively.

During the nine months ended September 30, 2018, we had no net settlement exercises of stock options. Net settlement exercises during the nine months ended September 30, 2017, resulted in 18,951 shares issued and 75,327 options cancelled in settlement of shares issued. There were no net settlement exercises during the three months ended September 30, 2017.

NOTE 7 — CONCENTRATION OF CREDIT RISK

For the three and nine months ended September 30, 2018, one significant customer (defined as contributing at least 10%) accounted for 11% of revenue from operations. The significant customer for the three and nine months ended September 30, 2018 is a large telecommunications operator in Europe.

For the three months ended September 30, 2017, one significant customer accounted for 12% of revenue from operations. The significant customer for the three months ended September 30, 2017 was a large telecommunications operator in Europe. For the nine months ended September 30, 2017, one significant customer accounted for 13% of revenue from operations. The significant customer for the nine months ended September 30, 2017 was a large telecommunications operator in Europe.

As of September 30, 2018 and December 31, 2017, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 8 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The Loan Facility requires the Company to pay an Arrangement Fee (“Origination Fee”) of $23,650, payable in four equal installments, with the first payment due on the date of the Loan Facility and the remaining three payments on the first, second and third anniversary thereof. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Company may prepay the Loan Facility at any time, in a minimum amount of $250,000 and increments of $50,000, subject to a prepayment fee of 2% of the amount prepaid, on any prepayment made before the second anniversary date of the Agreement. The unpaid balance of the Loan Facility is due on August 16, 2021.

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. As of September 30, 2018, the U.S. Prime Rate was 5.25%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan matures on January 1, 2020.

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

As of September 30, 2018, we are in compliance with the covenants and have a $7.0 million balance under the Term Loan. As of September 30, 2018, our fixed charge ratio, as defined in the Loans, was 1.25, which met the minimum required 1.25 fixed charge coverage ratio.

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

The income tax effects of the Tax Act in 2017 recognized in the Company’s financial statements are provisional in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of September 30, 2018 and December 31, 2017.

We recorded net income tax expense of $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The net expense during the three months ended September 30, 2018 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our U.K. based operations. The net expense during the three months ended September 30, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations and unrecoverable foreign withholding taxes in the U.K. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.

We recorded net income tax expense of $0.6 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The net expense during the nine months ended September 30, 2018 consisted of current income tax expense of $0.9 million and a deferred tax benefit of $0.3 million. The current tax expense consists of income tax primarily from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S. The net expense during the nine months ended September 30, 2017 consisted of current income tax expense of $1.2 million and a deferred tax benefit of approximately $0.3 million. The current tax expense consists of income tax from our U.K. and India based operations and unrecoverable foreign withholding taxes in the U.K.

Our effective tax rate was 38% and 19% for the three months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

Our effective tax rate was 34% and 24% for the nine months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

As of September 30, 2018, and December 31, 2017 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.8 million in AMT tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. Our deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017, were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred tax assets:
Foreign tax credits carryforwards	$4,750	$4,731
Net operating loss carryforwards	2,847	3,294
Research & development credits	303	303
AMT credits	770	770
Stock compensation	685	570
Depreciable assets	29	33
Accrued liabilities and reserves	256	66
Total deferred tax assets	9,640	9,767

Deferred tax liabilities:
Intangibles	(1,034)	(1,045)
Accrued liabilities and reserves	(176)	(120)
Total deferred tax liability	(1,210)	(1,165)

Net deferred tax assets, before valuation allowance	8,430	8,602
Valuation allowance	(7,990)	(8,328)
Net deferred tax asset	$440	$274

Two Indian subsidiaries of SSM were acquired pursuant to the terms of the Agreement and Plan of Merger dated September 30, 2015. We have reason to believe there is uncertainty related to the lack of historical U.S. International reporting for these two foreign subsidiaries, and are in the process of determining whether either or both of these subsidiaries are controlled foreign corporations (“CFCs”) within the meaning of the Internal Revenue Code and related Regulations, or if a “check-the-box” election has taken place to effectively treat one or both of these subsidiaries as disregarded entities for U.S. federal tax reporting purposes. The Company is in the process of obtaining pertinent information to assess the degree of uncertainty and to quantify related costs or liabilities.

As of September 30, 2018, and December 31, 2017 we had no liability for unrecognized tax benefits.

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

NOTE 10 —GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenues to individual countries. We provide products and services on a global basis through our headquarters, our London-based Evolving Systems U.K. subsidiary, EVOL BLS, Lumata Entities and our North Carolina based Evolving Systems NC, Inc. subsidiary. Additionally, personnel in Bangalore and Kolkata, India, Grenoble, France and Cluj-Napoca, Romania provide software development and support services to our global operations. Financial information relating to long-lived assets by geographic region is as follows (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets, net
United States	$10,745	$11,276
United Kingdom	17,252	17,968
Other	1,876	1,843
	$29,873	$31,087

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2018 or December 31, 2017.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2018 or December 31, 2017.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2018 or December 31, 2017.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2018 or December 31, 2017.

When we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment prior to October 24, 2014. The contractually agreed time period for mandatory arbitration, as well as the applicable Delaware state law, has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million in other income prior to the three months but included in the nine months ended September 30, 2018, respectively.

(b)                                 Litigation

In June 2018, we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, in July 2018 we paid $0.3 million toward the settlement, $0.1 million of which was on the Company’s behalf and recorded as other expense for the nine months ended September 30, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from a $0.3 million final payment due to the sellers of SSM.

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

In July 2017, we completed our acquisition of BLS, a company headquartered in Newbury, United Kingdom that specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions can turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

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

RECENT DEVELOPMENTS

Consolidated revenue was $7.4 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively. The decrease was due to the decline in licensing revenue as the Company transitions to a managed services model and decline in services with our historical client relationships, offset by the increase in revenue from the acquired Lumata Entities. Consolidated revenue was $23.7 million and $19.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in revenue for the nine months ended is due to additional contractual relationships from BLS and Lumata Entities (the “Acquired Companies”) partially offset by a decline in licensing and service fees from our historical client relationships.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018 vs. 2017	2018 vs. 2017
Changes in:
Revenue	$(72)	542
Costs of revenue and operating expenses	(2,105)	(3,502)
Income from operations	$(2,177)	(2,960)

The net effect of our foreign currency translations for the three months ended September 30, 2018 was a $0.1 million decrease in revenue and a $2.1 million decrease in operating expenses versus the three months ended September 30, 2017. The net effect of our foreign currency translations for the nine months ended September 30, 2018 was a $0.5 million increase in revenue and a $3.5 million decrease in operating expenses versus the nine months ended September 30, 2017.

RESULTS OF OPERATIONS

The following table presents the unaudited consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
License fees	3%	14%	4%	11%
Services	97%	86%	96%	89%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	32%	34%	34%	29%
Sales and marketing	22%	19%	21%	18%
General and administrative	20%	20%	23%	18%
Product development	15%	5%	12%	7%
Depreciation	0%	1%	0%	1%
Amortization	3%	3%	3%	3%
Restructuring	0%	2%	0%	1%
Total costs of revenue and operating expenses	92%	84%	93%	77%

Income from operations	8%	16%	7%	23%

Other income (expense)
Interest income	0%	—	0%	0%
Interest expense	(2)%	(1)%	(2)%	(1)%
Other income	1%	—	0%	—
Foreign currency exchange income (loss)	5%	(3)%	2%	(3)%
Other income (expense), net	4%	(4)%	0%	(4)%

Income from operations before income taxes	12%	12%	7%	19%

Income tax expense	5%	2%	3%	5%

Net income	7%	10%	4%	14%

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

License Fees

License fees revenue was $0.3 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in revenues of $0.8 million is related to a decline in services to implement license solutions from the same quarter prior year and a decline in licensing activity of the historical products as the Company transitions to a managed services model.

License fees revenue was $0.8 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in revenues of $1.3 million resulted from a $0.8 million decline in services to implement license solutions from the same quarter prior year and a decline of $0.5 million in licensing activity of First Use Activations as the Company transitions to a managed services model.

Services

Services revenue increased $0.7 million, or 11%, to $7.2 million for the three months ended September 30, 2018 from $6.5 million for the three months ended September 30, 2017. The increase is related to $1.1 million in service revenue from the acquired Lumata Entities offset by a decline in our services revenues related to our historical relationships related to fewer new implementations and pricing pressures.

Services revenue increased $5.4 million, or 31%, to $22.9 million for the nine months ended September 30, 2018 from $17.5 million for the nine months ended September 30, 2017. The increase is related to $6.6 million in service revenue from the Acquired Companies offset by a net decline in our services revenues related to historical relationships of $1.2 million due to fewer new implementations and pricing pressures.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization decreased $0.2 million, or 8%, to $2.4 million for the three months ended September 30, 2018 from $2.6 million for the three months ended September 30, 2017. The decrease in costs of revenue of $0.2 million is primarily attributable to lower service project hours allowing resources to work on internal projects and product development offset by an increase in additional service hours from Lumata of $0.4 million. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 32% for the three months ended September 30, 2018 from 34% for the three months ended September 30, 2017. The decrease as a percentage of revenue is primarily due to the decreased hours worked on client projects as staff was used to support internal efforts including product development partially offset by the increase of resources from the acquired Lumata Entities involved in projects generating lower margins.

Costs of revenue, excluding depreciation and amortization increased $2.4 million, or 42%, to $8.1 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. The increase in costs of revenue is primarily attributable to higher service project hours from the Acquired Companies of $3.2 million partially offset by lower service project hours allowing resources to work on internal projects and product development. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 34% for the nine months ended September 30, 2018 from 29% for the nine months ended September 30, 2017. The increase as a percentage of revenue is primarily due to the increased hours and resource costs from the Acquired Companies on projects generating lower margins.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.3 million, or 21%, to $1.7 million for the three months ended September 30, 2018 from $1.4 million for the three months ended September 30, 2017. The increase in expenses is attributable to $0.2 million in costs from Lumata and $0.1 million in additional staff. As a percentage of total revenue, sales and marketing expenses increased to 22% for the three months ended September 30, 2018 from 19% for the three months ended September 30, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Sales and marketing expenses increased $1.4 million, or 40%, to $4.9 million for the nine months ended September 30, 2018 from $3.5 million for the nine months ended September 30, 2017. The increase in expenses is attributable to $1.4 million in costs from the Acquired Companies. As a percentage of total revenue, sales and marketing expenses increased to 21% for the nine months ended September 30, 2018 from 18% for the nine months ended September 30, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $0.1 million or 6% to $1.5 million for the three months ended September 30, 2018 from $1.6 million for the three months ended September 30, 2017. The decrease in costs attributed to Lumata of $0.2 million as the same quarter prior year included $0.3 million of acquisition fees offset by a $0.1 million increase in 2018 to professional fees related to legal, audits and routine regulatory filings in connection with the Acquired Companies. As a percentage of revenue, general and administrative expenses remained at 20% for the three months ended September 30, 2018 and 2017, respectively.

General and administrative expenses increased $1.8 million or 50% to $5.4 million for the nine months ended September 30, 2018 from $3.6 million for the nine months ended September 30, 2017. The increase in costs was related to $0.4 million in costs related to the Acquired Companies, $0.6 million in legal costs related to finalizing a matter regarding our September 2015 SSM acquisition, a $0.4 million increase in our uniblled work in progress mostly related to one customer project and $0.4 million in professional fees related to audits and routine regulatory filings in connection with the Acquired Companies. As a percentage of revenue, general and administrative expenses increased to 23% for the nine months ended September 30, 2018 from 18% for the nine months ended September 30, 2017. The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.7 million, or 175%, to $1.1 million for the three months ended September 30, 2018 from $0.4 million for the three months ended September 30, 2017. The increase is primarily related to $0.2 million in additional costs related to Lumata and $0.5 million related to additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 15% for the three months ended September 30, 2018 from 5% for the three months ended September 30, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product development expenses increased $1.4 million, or 93%, to $2.9 million for the nine months ended September 30, 2018 from $1.5 million for the nine months ended September 30, 2017. The increase is primarily related to $1.2 million in additional costs related to the Acquired Companies and additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 12% for the nine months ended September 30, 2018 from 7% for the nine months ended September 30, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was approximately $0.02 million and $0.06 million for the three months ended September 30, 2018 and 2017, respectively. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2018 and 2017 was less than 1%.

Depreciation expense was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2018 and 2017 was less than 1%.

Amortization

Amortization expense consists of amortization of identifiable intangible assets acquired through our acquisitions of Evolving Systems Labs, Inc., Evolving Systems NC, Inc., BLS, and the Lumata Entities. Amortization expense remained at $0.2 million for the three months ended September 30, 2018 and 2017, respectively. As a percentage of total revenue, amortization expense remained at 3% for the three months ended September 30, 2018 and 2017.

Amortization expense was $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total revenue, amortization expense remained at 3% for the nine months ended September 30, 2018 and 2017.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the three months ended September 30, 2018 and 2017, remained at $0.1 million. As a percent of revenue, interest expense was 2% and 1% for the three months ended September 30, 2018 and 2017, respectively.

Interest expense was $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. As a percent of revenue, interest expense was 2% and 1% for the nine months ended September 30, 2018 and 2017, respectively. The increase is related to the term loan borrowings used to acquire the Lumata Entities.

Other Income (Expense)

In the three months ended September 30, 2018, we determined that we no longer needed to carry certain allowances and unearned revenue that came from the Lumata entities at the time of our acquisition and we recognized $0.07 million in other income, net by eliminating the items.  For the three months ended September 30, 2017, we had no other income.

For the nine months ended September 30, 2018, we had $0.06 million in other income, net, which consisted of the $0.07 million in other income noted above and the following items recognized in the three months ended June 30, 2018: (1) When we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment and the contractually agreed time period has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million in other income; (2) At the end of the second quarter we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, of which $0.1 million was on the Company’s behalf and recorded as other expense; (3) When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, EVOL BLS has exceeded their projected revenues and we estimated the total annual cash payments for the three 12-month periods to be $0.8 million, which is a $0.4 million increase. We recognized $0.4 million in the other expense as a result of our increased obligation.

For the nine months ended September 30, 2017, we had no other income.

Foreign Currency Exchange Income

Foreign currency exchange income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary increased $0.6 million or 300% to $0.4 million of income for the three months ended September 30, 2018 from a loss of $0.2 million for the three months ended September 30, 2017 and increased $1.1 million or 183% to $0.5 million of income for the nine months ended September 30, 2018 from a loss of $0.6 million for the nine months ended September 30, 2017, respectively. The income was generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive (loss) income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Other comprehensive loss was $0.6 million during the three months ended September 30, 2018 compared to income of $0.3 million during the three months ended September 30, 2017. The current period loss is related to the strengthening of the U.S. Dollar and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes. The gain for the three months ended September 30, 2017 was due to as a strengthening of the British Pound Sterling and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes.

For the nine months ended September 30, 2018, other comprehensive loss was $1.5 million compared to income of $1.5 million for the nine months ended September 30, 2017. The loss for the nine months ended September 30, 2018 was due to the strengthening of the U.S. Dollar and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes. The gain for the nine months ended September 30, 2017 was due to as a strengthening of the British Pound Sterling during the prior year and the related translation of our U.K. subsidiaries’ assets and liabilities to the U.S. Dollar for consolidation purposes.

Income Taxes

We recorded income tax expense of $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The net expense during the three months ended September 30, 2018 consisted of current income tax expense of $0.3 million. The current tax expense primarily consists of income tax from our U.K.-based operations. The net expense during the three months ended September 30, 2017 consisted of current income tax expense of $0.4 million and a deferred tax benefit of approximately $0.2 million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.

We recorded net income tax expense of $0.6 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The net expense during the nine months ended September 30, 2018 consisted of current income tax expense of $0.9 million and a deferred tax benefit of $0.3 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the decrease in deferred tax liabilities in the U.S. The net expense during the nine months ended September 30, 2017 consisted of current income tax expense of $1.2 million and a deferred tax benefit of approximately $0.3 million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations. The deferred tax benefit was primarily related to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc.

Our effective tax rate was 38% and 19% for the three months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

Our effective tax rate was 34% and 24% for the nine months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate relates to our net income coming from non-U.S. operations and net losses from our U.S. operations for which we do not recognize a net deferred tax benefit.

As of September 30, 2018, and December 31, 2017 we continued to maintain a valuation allowance on our domestic net deferred tax asset for FTC carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.8 million in AMT tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. See Note 9 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position decreased $1.2 million, or 13%, to $7.8 million as of September 30, 2018 from $9.0 million as of December 31, 2017. The decrease in working capital is related to decrease in accounts receivable, unbilled work in progress, prepaids and other assets along with an increase in current notes payable and offset by increases in cash coinciding with the decrease in accounts payable and accrued liabilities and unearned revenue.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2017 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At September 30, 2018, our principal source of liquidity was $8.5 million in cash and cash equivalents and $7.7 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally and term loan payments. Other uses of cash may include capital expenditures and technology expansion.

Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $2.8 million and $2.6 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2018 was primarily due to decrease in contract receivables of $2.1 million, unbilled work-in-process of $1.1 million, amortization of intangible assets of $0.7 million, change in fair value of contingent consideration earn-out of $0.4 million and offset by an decrease in unearned revenue of $0.5 million, accounts payable and accrued liabilities of approximately $2.9 million related primarily to vendor payments. Cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to net income and amortization of intangible assets coupled with increase in unearned revenue related to the Acquired Companies, increase in prepaid and other assets, and long-term obligation related to the contingent consideration earn-out, offset by a decrease in accounts payable and accrued liabilities related primarily to vendor payments coupled with an increase in contract receivables and unbilled work-in-process related to the Acquired Companies.

Net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $0.05 million and $6.0 million, respectively. Cash used for the nine months ended September 30, 2018 was primarily due to the purchase of property and equipment of $0.05 million. Cash used for the nine months ended September 30, 2017 was primarily due to the acquisition of the Acquired Companies of $5.9 million and the purchase of property and equipment of $0.07 million.

Net cash used in financing activities of $1.8 million compared to net cash provided by financing activities of $3.2 million during the nine months ended September 30, 2018 and 2017, respectively, was primarily related to principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at September 30, 2018 of $8.5 million;

•                                          Our working capital balance of $7.8 million; and

•                                          Our demonstrated ability to generate positive cash flows from operations.

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors”, our term loan borrowings require us to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan and the Loan Facility. As of September 30, 2018, our fixed charge coverage ratio was 1.25, which met the minimum required 1.25 fixed charge coverage ratio.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the nine months ended September 30, 2018 and 2017, the effect of exchange rate changes resulted in a $0.02 million increase and $0.1 million increase, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels. Refer to Note 8, Long-Term Debt, of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Term Loan. A 1% change in the interest rates on our loans would change interest expense by approximately $0.1 million.

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

The relationship between the British pound sterling Euro, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

	September 30, 2018	December 31, 2017
Spot rates:
British pound sterling	0.76750	0.74071
Euro	0.86179	0.83348
Indian rupee	72.51330	63.84000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Average rates:
British pound sterling	0.76773	0.76414	0.74073	0.78463
Euro	0.86034	N/A	0.83766	N/A
Indian rupee	70.09840	64.27852	67.16048	65.24591

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

During the three and nine months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2018, we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreement settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, in July 2018 we paid $0.3 million toward the settlement, $0.1 million of which was on its own behalf and recorded as other expense for the three months ended June 30, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from the $0.3 million final payment due to the sellers of SSM.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

The 2019 Annual Meeting of Stockholders of Evolving Systems, Inc. (the “Company”) was previously scheduled for June 2019. The Board of Directors of the Company has designated February 27, 2019 as the rescheduled date for the 2019 Annual Meeting of Stockholders of the Company. Pursuant to Rule 14a-5(f) and Rule 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because the meeting date is more than 30 days from the anniversary of the Company’s 2018 Annual Meeting of Stockholders, the Company has set December 14, 2018 as the new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act, for inclusion in the Company’s proxy materials for the 2019 Annual Meeting. In order to be considered timely, such proposals must be received in writing by the Company before the close of business on December 14, 2018 and delivered to the Company’s Secretary at the Company’s principal executive offices located at 9800 Pyramid Court, Suite 400, Englewood, Colorado 10370.  A stockholder proposal or nomination for director for consideration at the 2019 Annual Meeting but not included in the proxy materials must be received by the Company’s Secretary no earlier than November 28, 2018 and no later than December 28, 2018.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)