Form 10-K
period 2018-12-31
EVOLVING SYSTEMS INC
filed 2019-04-04
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was approximately $17,708,979 as of June 30, 2018.

The number of shares of Common Stock outstanding was 12,161,176 as of April 3, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2018 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2018

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this document, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions. These forward-looking statements generally are identified by the words “believes,” “goals,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” or “plan,” and variations of these words and similar expressions. Forward-looking statements are based on current expectations, estimates, projections and assumptions regarding product, services, and customer support revenue; the expectations associated with our business, our subsidiaries’ operations and our short- and long-term cash needs and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems provides real-time digital engagement solutions and services to more than 100 customers in over 65 countries worldwide. Our portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

Our acquisitions in 2017 of BLS Limited (“EVOL BLS”) and four Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”), along with the acquisition of RateIntegration d/b/a Sixth Sense Media (“SSM”) in 2015 ushered our entry into the high value digital engagement space and also initiated our adoption of a recurring revenue business model based on managed services and Software as a Service (SaaS).

We have transitioned from offering traditional software technology licensing, focused on cost savings, to offering business solutions focused on revenue growth and efficiency gains for the carrier. Our business model has moved from classic capital expenditure license and services to operating expense models based on managed services, including transaction and performance fees.

We offer real-time, interactive digital engagement solutions and services that drive increases in customer lifetime value for our enterprise clients:

•                  Acquisition and Activation Solutions that increase new subscriber enrollments through multiple channels and dealer networks, electronically authenticate customer identity and activate complex bundles of traditional telecom services (voice, messaging and data) and value-added network services;

•                  Retention and Loyalty Solutions that extend the duration of customer contracts by engaging them with the brand, interacting and rewarding them with personalized offers through loyalty and partner programs; and

•                  Analytics and Value Management Solutions that analyze consumer behavior in real-time and enable marketing departments to innovate, create and manage highly-personalized and contextually-relevant interactive campaigns that engage consumers with event-triggered offers that result in higher take-rates and increased customer revenue.

The combination of these offerings increases customer activations and activity, extends their lifecycle and increases customer spend resulting in increased customer lifetime value.

COMPANY BACKGROUND

Evolving Systems was founded in 1985 to provide software and services to the U.S. telecommunications industry. During our early years we focused on providing solutions that supported number management and number porting. In November 2004, we expanded our product set and geographical reach with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services. We focused primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self—service mobile applications, data enablement solutions, connected device activation and management of services.

On October 24, 2013 we acquired privately held Telespree Communications (“Telespree”), now known as Evolving Systems Labs, Inc. (“Evolving Systems Labs”), for an initial payment of approximately $1.6 million comprised of approximately $0.8 million in cash and approximately $0.8 million in stock. The acquisition included technology used in the delivery and management of mobile data services and a portfolio of SaaS based solutions. We were not required to make the additional contingent payments potentially payable by us under the acquisition agreement and we recognized other income in 2016 and the three months ended June 30, 2018.

On September 30, 2015, we acquired privately held SSM, now known as Evolving Systems NC, Inc. (“Evolving Systems NC”) for an initial cash payment totaling approximately $9.75 million, plus customary working capital adjustments, and we agreed to make a payment of $250,000 on the one-year anniversary of the transaction, with such payment being available to secure SSM’s representations and warranties under the acquisition agreement. This payment was offset against other obligations during 2018 and was not made. The acquisition included SSM’s software solution, RLM, a platform which enables carrier marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real-time as well as a platform for Customer Loyalty and Retention.

On July 3, 2017, BLS Limited (“EVOL BLS”), a wholly owned subsidiary of the Company, completed the purchase of Business Logic Systems Limited (“BLS”), a provider of customer value management solutions and data driven marketing solutions. EVOL BLS and BLS are both companies incorporated under the laws of England and Wales. Under the terms of the Asset Purchase Agreement(the “Purchase Agreement”), BLS sold substantially all of its assets and transferred certain liabilities relating to BLS’s business for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £0.1 million ($0.1 million), reduced by any sums paid by EVOL BLS for certain employee severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24-month period; and (c) an earnout equal to 50% of BLS based revenue over defined threshold levels for a period of 3 years after the closing date. We made the earn-out payment in November 2018 of approximately $0.8 million. No future payments are expected at this time. BLS specializes in data-driven customer value management and customer engagement solutions that have been implemented in over 20 mobile operators in Europe, Africa, Asia-Pacific and the Caribbean. BLS solutions turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions.

On September 7, 2017, Evolving Systems Holdings Limited (“EVOL Holdings”) acquired all of the issued and outstanding shares of four (4) Lumata Holdings (“Seller”) subsidiaries, (“Lumata Entities”), in exchange for a cash payment totaling €4.0 million ($4.8 million), subject to certain adjustments. In connection with the acquisition, EVOL Holdings entered into a Term Loan Facility Agreement, a Debenture and a Subordination Deed with East West Bank as lender in the amount of $4,730,000 (collectively, the “Loan Facility Agreements”).

The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that allow businesses to analyze customer data for relevant and contextual insights that will support additional services. Its customers are mobile operators including Orange, Telefonica and other Tier-1 and emerging operators in Europe and around the world.

We are now a leading supplier of real-time digital engagement solutions and services that drive growth in customer acquisition and activation, extend customer lifetime and increase customer value and revenue in the converging mobile, entertainment, financial and retail services eco-system. Our platforms, together with our team of experienced industry experts, help service providers increase their customer lifetime value (“CLV”) over the course the customer lifecycle.

INDUSTRY DYNAMICS

The market for digital engagement to increase customer lifetime value is growing. Several key factors are driving carrier demand for next generation solutions, supporting growth for specific products within the sector:

•                      Carriers are seeking to further monetize their customer relationships and associated demographic, behavioral, location and contextual information to up-sell their network services and open new channels for optimized and personalized third-party service revenues;

•                      Rapid adoption of smart phones and network-attached devices has resulted in increased usage of mobile data;

•                      On-going network investment in 5G and Internet of Things (“IoT”) networks is driving increased demand for digital engagement solutions;

•                      Carriers are experiencing pricing pressure driven by relatively flat subscriber growth, network upgrade costs, subscriber churn and increased competition from traditional and new market entrants such as Over-the-Top (“OTT”) services both in the developed and emerging markets; and,

•                      Adoption of the Enterprise Mobility and Machine to Machine (“M2M”) requirements are driving further demand.

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

As network migrations to 5G, IoT and M2M accelerate, the SIM card and embedded SIM (eSIM) have emerged as vital links in the end-to-end value chain. Evolving Systems’ full life cycle management of SIMs and eSIMs from ordering, dynamically activating and managing the SIM card is becoming an important component in the service provider’s infrastructure, both to reduce operating costs associated with the provisioning of SIM cards, as well as to improve the end-user experience. We are a pioneer and leader in this market and believe we are well-positioned to maintain our leadership role in this growth segment. To date our Subscriber Activation solution has activated over 700 million SIM cards, providing enhanced functionality and significant operator savings.

In a market where consumers perceive their telecom services as a commodity, maintaining or growing customer value and retaining valuable customers is a persistent challenge. Customers are demanding ever greater incentives for their loyalty, attracted by disruptive OTT alternatives and competitive offers on data, airtime, and SMS. This can lead to a spiral of price-driven value destruction unless a truly differentiated approach is used to stand out from the crowd and deliver superior value.

The digital revolution offers unparalleled opportunities to generate new revenue streams, create highly relevant and differentiated offerings, and deliver more engaging customer experiences to the growing universe of connected consumers. But a digital environment requires a whole new way of interacting with consumers in real-time, via multiple channels such as apps, web, email, as well as traditional SMS, in a highly contextual manner. Having a deep understanding of customer preferences and behavior is critical in this digital environment full of demanding customers.

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

We help service providers navigate through the digital marketing jungle of fragmented technologies, converging communication channels and managing the data overload through our portfolio of digital engagement solutions. We combine big ideas and a deep understanding of mobile customer behavior with powerful software capabilities and expertise to create digital engagement & loyalty experiences that stand out from the crowd.

We sit at the intersection of technology and marketing. Our solutions leverage mechanics such as digital vouchering, digital badges, in-app engagement, etc. to drive a two-sided business model, where we generate value from 3rd party brands, as well as retail customers. It is a continuous circle where customers increase spending and extend tenure in return for perceived high value rewards and experiences, which brands provide in order to access a highly targeted mobile customer base.

Connecting brands and consumers, via a digital platform, positions the mobile operator at the center of commerce, content and communication flows in the connected world. Using our solutions, mobile operators have access to accurate data on customer preferences, behavior, spending, etc. While it is critical to ensure customer opt-in for data use, industry research confirms that consumers will allow a trusted mobile operator to use their information in return for highly relevant and attractive incentives.

DIGITAL ENGAGEMENT SOLUTIONS PORTFOLIO

Acquisition and Activation

Our Subscriber Acquisition and Activation solutions support carriers in adding new subscribers to their network, beginning with the sales and contract process through the allocation of network and service resources and the activation of services to the mobile device.

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

•                  Dynamic SIM AllocationTM is a SIM/eSIM Activation solution which is integrated into the carrier’s signaling network, enabling new SIM cards or eSIMs that have not been pre-provisioned to be detected on first use in consumer and IoT Markets. This triggers an efficient, dynamic provisioning process and eliminates the need for pre-provisioning, thus lowering the operator’s costs of subscriber acquisition and eSIM bootstrapping. The SIM/eSIM activation occurs only when a SIM/eSIM card is first used. During the activation process, the solution enables an on-device interaction with the end-user, delivering a differentiated user-experience, reducing customer churn and boosting revenue for the carrier.

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

•                  Number Inventory and Management is a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. eSIMs and eSIM profiles, SIMs, MSISDNs, IMSIs, Integrated Circuit Card Identifiers (“ICCIDs”) as well as other communication identifiers such as Uniform Resource Locators or (“URLs”) and email addresses. Our solution focuses on the automation of all number resource management processes, allowing operators to adhere to regulatory requirements and effectively manage the lifecycle of telephone numbers, as well as benefit from time savings and reduced costs.

Customer Analytics and Value Management

Our Customer Analytics and Value Management solutions empower marketing departments to create and deploy highly personalized, location and contextually relevant, interactive customer engagement campaigns. Our most recent version of our cutting-edge Evolution platform launched in the first quarter of 2019 enables us to deliver a full-service solution at the client’s site or hosted in our cloud and provided as SaaS subscription. The platform monitors customer events and behavioral patterns in real-time, building a profile of each subscriber. When the right conditions are met, the platform pushes the best match or a personalized offer or ad to the customer.

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

•                  The Campaign Engine is used to configure and deliver marketing campaigns and offers to subscribers. It includes a business-friendly dashboard that enables rapid configuration, testing and launching of new business campaigns. Through the dashboard the business user can target specific subscribers, define offers and rewards, and create personalized messages per campaign, interaction and subscriber. The dashboard provides a real-time view on each campaign’s effectiveness and impact.

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

•                  App Promotion engages subscribers when they are first configuring new services or when they are upgrading to mobile devices with new capabilities. It enables carriers to promote the use of their own mobile applications for subscriber care, and also those of third-party app publishers, opening possibilities for new revenue streams.

Customer Retention and Loyalty

Our Customer Retention and Loyalty solutions help reduce churn, extend the customer lifecycle and generate more revenue from existing subscribers by using the latest innovative programs. Strong subscriber loyalty is created by rewarding subscribers via programs that offer additional carrier services or the services and products of participating partners.

Brand partnerships are the true differentiators given the commoditization of typical carrier offers in the market. Some of the examples of digital engagement concepts we have created include the first digital badges concept in the telecom sector with Orange, the largest and most successful film vouchering programs with Orange, & Everything Everywhere, innovative Recharge & Instant Win mechanics in prepaid markets, and two of the most successful loyalty programs in the tough African market. These concepts were designed with specific mechanics that work within the local market in conjunction with brand partners. They are successful solutions which endure, because of key ingredients such as simple customer journeys, perceived high value rewards and innovative engagement mechanics in conjunction with strategic brand partnerships.

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

•                  Digital Engagement Engine includes several solution components:

•                  Proprietary framework for engagement concept design and partner selection;

•                  Flexible business rules to define tiers to earn, burn or transfer credits;

•                  Multi-variable definition to calculate loyalty, including spend, tenure, social advocacy, brand engagement, digital maturity, etc.;

•                  Intelligent predictive analytics engine and segmentation capability;

•                  Channel agnostic redemption capability with standard partner APIs to connect into Point of Sale retail systems and other redemption networks; and,

•                  Tier 1 carrier grade data capture and configurable provisioning engine.

MANAGED SERVICES (MARKETING AND EXPERT IT SERVICES)

Our Marketing Services team works through a five-stage approach to assist our clients’ marketing departments in growing their customer base and engaging and retaining their valuable customers:

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

•                  Redeem: We work with partners to stitch together a redemption network online and offline, so customers have highly relevant, branded rewards (a key source of differentiation and program longevity) from which to choose.

•                  Optimise/Learn: We use program data, overlay program results from our global customer base, and apply an iterative process to reach the right customers with meaningful incentives.

Our experienced IT Services team provides expert consulting services for the customization, integration and deployment of our solutions. Our services cover all aspects of the project lifecycle, including system architecture, design, software development and customization, system integration, testing, live deployment and production support, program and project level management, post-implementation maintenance and domain and product expertise.

We deliver our Managed Services both on-site at a carrier’s facilities or remotely. Services range from operational support of our software solutions, technical services to expand those solutions with new modules and functionality to support new business value, marketing and customer engagement consultancy that directly drives marketing campaigns for our customers and helps them achieve their business objectives. The Managed Services teams also offer their expertise and experience to create the maximum financial impact to the carrier from using our solutions.

Our teams work closely with customers and integration partners and have established long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia Pacific regions.

PRODUCT DEVELOPMENT

We develop most of our products and services internally in our innovation labs in North Carolina, France, Romania and India. Internal development allows us to maintain competitive advantages that come from product differentiation and closer technical control over our products and services. It also allows us to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We conduct research to identify specific industry and client business needs as well as market requirements and we use that information to determine our investment in product development. We evaluate the market for new products and we leverage our existing product capabilities with enhancements of existing products. We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

We are currently continuing our on-going investment in our Evolution platform, a combination of software capabilities achieved through each of our acquisitions, which will provide a powerful environment to configure and operate rich Customer Lifecycle Journeys from acquisition to retention through a variety of engagement models, offer and loyalty programs. Primarily designed to address integrated mobile digital engagement needs it can accommodate any type of customer and any type of use case. The platform’s Customer Journey Manager will be responsible for profiling individual engagements to enable better insights and more automation. This approach produces more relevant and engaging predictions and offers for us to present to customers.

The platform will provide service providers with unmatched artificial intelligence based on smart data and operational predictive analytics functions enabling to improve efficiency and to maximize revenues, all the while reducing time and effort to execute hundreds of micro-segmented engagements and offers. We intend to take our digital engagement readiness solution for carriers beyond just enabling clients to use their traditional data. The new platform will move beyond its current SQL engine to using a Kafka-engine-powered big data platform. This will enable the real-time processing of multiple data-streams for unlimited flexibility and scalability.

Our Evolution platform will be used to operate the most innovative large-scale loyalty programs, as well as to provide unique mechanics enabling gamification, optimization and personalization across a variety of channels. It will enable our clients to engage with their customers at all stage of their lifecycle, providing interactive dialogue and smart recommendations through all available traditional and digital channels. The platform will seamlessly integrate within the service provider’s IT infrastructure, either on-premise or on a private cloud. It will be operated or managed as a service depending on the market needs.

SALES AND MARKETING

Our sales force is primarily a field organization structured to focus on specific geographical territories around the world including North America, Latin America, Europe, Middle East, Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics), South Asia and Asia Pacific. Our sales activities cover direct sales to enterprise customers as well as sales through partners and resellers. Partners include Ericsson, Gemalto and Idemia who include our products as part of their wider solution offerings and systems integrators such as IBM, Amdocs and Atos, who license our technology to customers as part of their delivery engagements. The resellers include regional or country specific companies that manage our customer relationships in countries where English is not the primary language.

Our solutions and our customers’ infrastructures are complex and require a high degree of consultative selling which often results in a long sales cycle in excess of twelve months. In addition, our business relies on incremental revenue from existing customers, which requires regular interaction with customers to discuss enhancements to our existing solutions as well as the introduction of new features and functionality. The sales team is also responsible for making proactive proposals to prospects, as well as managing and delivering responses to competitive tenders. This complex, highly interactive approach, typically results in a long sales cycle, requiring us to invest a considerable amount of time developing business opportunities without guaranteed sales.

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

COMPETITION

The market for telecommunications OSS products and mobile analytics and advertising is highly competitive and subject to rapid technological change, changing industry standards, regulatory developments and consolidation. We face increasing demand for improved product performance, enhanced functionality, rapid integration capabilities, all in the context of continuing pricing pressure. Our existing and potential competitors include many large domestic and international companies that often have substantially greater financial, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with telecommunications customers. The market for telecommunications OSS software and services is extremely large and we currently hold only a small portion of total market share. Nonetheless, we believe our work in subscriber acquisition and activation and Digital Engagement Customer Value Management, Retention and Loyalty has resulted in our achieving a measurable and reasonable market share in those areas.

Our principal competitors for subscriber acquisition and activation are vendors such as Nokia, Amdocs and Huawei, as well as billing vendors and other vendors such as Ericsson, 6D, HP and a few other smaller regional competitors.

Competitors for Digital Engagement Customer Value Management, Retention and Loyalty, include specialist vendors such as Pontis (acquired by Amdocs), CRM software from vendors such as Amdocs Limited, Analytics software from vendors like SAS and a few independent software companies like FlyTxt and Pelatro.

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

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2018 one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe. For the year ended December 31, 2017 one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 9 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

EMPLOYEES

As of December 31, 2018, we employed 280 people including 17 in the United States, 117 in the United Kingdom and European Union and 146 in India. Of our worldwide staff, 78% are involved in product delivery, development, support and professional services, 6% in sales and marketing, and 16% in general administration. The number and mix of our staff stabilized after the integration of the prior year acquisitions, however changes may occur in the coming year related to changes in the business and our market strategies. We also engage with multiple contractors in various countries to allow us to service our global clients.

AVAILABLE INFORMATION

You can find out more information about us at www.evolving.com. In addition, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Evolving Systems to review the information we post on the social media channels listed on our website. The information on or accessible through our website or on social media is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov.

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

•                  variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights; and,

•                  compliance with export regulations, tariffs and other regulatory barriers.

Approximately 60% of our revenue is transacted in currencies other than the U.S. dollar (e.g. British Pound Sterling, Swiss Franc and Euro). As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced. At the same time, approximately 96% of our operating expenses are incurred overseas. The strengthening dollar, conversely, lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom-line results, we may not be able to maintain this ratio of revenue to expense in the future. In addition, we may not be able to repatriate cash without incurring substantial risks involving floating currency exchange rates, or to recover or apply withholding taxes remitted to foreign governments.

There is additionally considerable uncertainty about the economic and regulatory effects of the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”). The UK is one of our largest markets in Europe, but we also presently provide services to UK customers from EU countries. Brexit may result in greater regulatory complexity surrounding the services we provide to our UK customers and financial results could be negatively impacted.

Any of the foregoing factors may have a material adverse impact on our business, financial condition and results of operations. We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Throughout the world, in the normal course of business, we are subject to examination by taxing authorities up until, two years in the U.K. and Europe and four years in India, following the end of the accounting period. As of the date of this report, three of our income tax returns in India are under examination and we do not expect the results of the examination will have a material effect on our financial statements.

We face intense competition for our products and services, which may lead to lower revenue or operating margins.

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and their customers.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is impacted by the length of our sales cycles. Our customers have relatively complex businesses and the purchase of large communications solutions used for enterprise-wide, mission-critical purposes, involve significant capital expenditures and lengthy implementation plans. Prospective customers often take a long period of time to evaluate our products and services and require us to spend substantial time, effort and money educating them about our solutions. The purchase of the types of products and services we offer typically also requires coordination and agreement across many departments within a customer’s organization. This process often results in a lengthy sales cycle, typically ranging between three and twelve months. Mergers and acquisitions of large communications companies, as well as the formation of new alliances, have also resulted in purchasing delays. Further lengthening of our sales cycle could hinder growth in our revenue and result in increased cost of sales, thereby reducing our profitability.

We incurred debt in connection with our recent acquisitions of Lumata and SSM which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisition of “Lumata Entities” completed on September 4, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”) and we used the full amount of the Lumata Loan Facility to fund the acquisition. The Lumata Facility requires us to make monthly principal payments of approximately $0.1 million, which commenced July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%. The Lumata Facility is secured by substantially all of our assets. The unpaid balance of the Lumata Facility is due on August 16, 2021.

In connection with our acquisition of SSM in September 2015, we increased our revolving credit facility with East West Bank from $5.0 million to $10.0 million (the “Revolving Facility”) and we used the full amount of the Revolving Facility to fund the acquisition. On February 29, 2016, we retired the Revolving Facility and we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million. The Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0% and is secured by substantially all of our assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company. Interest accrues and is payable monthly. We are required to repay the Term Loan in 36 equal monthly installments, which commenced on January 1, 2017. The Term Loan matures on January 1, 2020.

Both in the Lumata Facility and the Term Loan (collectively, “Loans”), require us to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. The Loans also include negative covenants that place restrictions on our ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our stockholders; and change the nature of our business materially. Outstanding amounts under the Loans may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation: payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined). Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

The Loans and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•                  reserving cash in order to satisfy the obligations relating to the Loans could adversely affect the amount or timing of investments to grow our business, impairing our ability to invest in and successfully grow our business;

•                  the Loans could limit our ability to obtain additional financing on satisfactory terms to fund our working capital

•                  requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•                  the Loans may increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and,

•                  the Loans impose restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under the Loans could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the Loans could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline. We did not comply with the fixed charge ratio covenant for the quarter ended December 31, 2018. We received a waiver of the non-compliance from East West Bank and we are negotiating new quarterly ratios for 2019. We may fail to meet the covenant requirements in future periods and may be unable to obtain additional waivers or modifications.

We recently completed a number of acquisitions in support of our new strategy based on recurring managed services. Acquisitions present many risks and we cannot guarantee that we will realize the financial and strategic goals that were contemplated at the time of a transaction.

We have recently entered into acquisitions that we believe have accelerated and will continue to accelerate our pivot to the customer acquisition and customer value management (“CVM”) domains. We expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy. We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position. These transactions involve significant challenges and risks: they may not advance our business strategy, we may not get a satisfactory return on our investment, we may have difficulty integrating operations, new technologies, products and employees, and they may distract management and employees from our other businesses. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected.

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

An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our consolidated operating results.

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our business and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then goodwill or intangible assets might become impaired in the future. As goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Additionally, recently impaired intangible assets can also be more susceptible to future impairment as they are recorded on the balance sheet at their recently estimated fair values. An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our operating results or net worth.

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

Customers’ budgetary constraints and internal acceptance reviews may cause potential clients to delay or forego a purchase, making it difficult for us to forecast the timing and size of our contracts. In addition, our sales opportunities in any given quarter and year typically include a few high value opportunities. The delay or failure to close one or more large orders could have a material adverse effect on our results of operations and financial condition and cause our results to vary significantly from quarter to quarter and year to year.

Our managed services offerings and our cloud strategy, or Software as a Service (“SaaS”), may not be successful.

We offer some of our products as a managed service or a SaaS implementation and we intend to offer more of our solutions in this manner in the future. Even as we transition more of our business software-as-a-service business model and managed services, the license-based proprietary software model generates a substantial portion of our software revenue. While we believe the demand for managed services and cloud-based solutions is strong, there are no guarantees that we will be able to compete effectively, generate significant revenues or maintain profitability. Whether we are successful in providing our solutions as managed services or solutions as cloud solutions depends on our execution in a number of areas, including continuing to innovate and bring to market compelling managed services and cloud-based offerings and ensuring that our services meet the reliability expectations of our customers and maintain the security of customer data. Our managed and cloud-based services strategies also may fail to achieve success if other companies offering managed services and cloud-based solutions experience data loss, security breaches or service reliability issues that cause consumers to become less willing to accept managed services and cloud-based solutions in general.

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in obtaining customer acceptance could result in higher costs and delayed payments.

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

In some countries, because of local customs and regulations or for language reasons, we do business through local partners who resell our products and services, with or without value-added services. This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations. In addition, where the local partner provides additional software, hardware and/or services to the end-user, our products and services may only be a small portion of the total solution. As a result, conditions surrounding acceptance and payments owed to us may be impacted by factors that are out of our control. Resellers may also delay paying us even when they have been paid by the end-user. We have in the past experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows. Doing business through local partners may also increase our risks under anti-bribery regulations, discussed below.

The success of our business depends on continued growth in the wireless services industry and demand for connected devices, and other usage of mobile data.

Our primary market, wireless telecommunications, is fairly mature and saturated, which may result in lower budgets and margins for our solutions and services. The future success of our business depends upon continued new subscriber growth, consumer adoption of new types of connected devices like IoT and consequently mobile operator demand for next generation software solutions and services. If there is a slowdown in subscriber growth in the wireless services industry or the demand for connected devices and usage of mobile data were to stabilize or decline, our business and results of operations may be adversely affected.

The success of our business also depends on our ability to renew our support and managed services offerings. The quality of our support and managed services offerings is important to our customers. If we fail to meet our service level obligations under our agreements, we could incur penalties and could lose customers.

Providing a high level of support for our solutions is critical to our business. Our customers expect us to resolve issues relating to the use of our solutions and if we are unable to meet or exceed the expectations of our customers, we could experience loss of customers and difficulty attracting new customers. In addition, we have service level agreements with many of our customers under which we guarantee specified levels of service availability and service credits for failing to achieve our agreed service levels, which could result in higher than expected costs, decreased revenues and decreased operating margins. Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.

Compliance with changing European privacy laws could require us to incur significant costs and failure to comply could give rise to liabilities. Disclosure and misuse of personal data could result in liability and harm our reputation.

During the course of providing our products and services we may collect names, addresses, telephone numbers and other personally identifiable information, or “PII”. This may subject us to complex regulatory requirements related to data collection and risks of improper use or disclosure. In addition, we have offices and clients in the EU where new more stringent regulations, known as the General Data Protection Regulations or “GDPR,” took effect in May 2018. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

We strive to limit the amount of PII we collect and/or store and we have implemented steps designed to protect against unauthorized access to such information but because of the inherent risks and complexities involved in protecting this information, particularly if we store such information in a cloud implementation Despite our efforts to improve our security controls, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer or user data we store and manage. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. We may also experience hesitancy, reluctance or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure that these customers might face as a result of the current data protection obligations imposed on them by certain data protection authorities. These customers may require us to accept increased liability, decide not to do business with us or may require that their personal data remains in certain locations. We will incur additional costs if we are required to implement special operational processes and store data in jurisdictions not of our choosing. Any failure by us to comply with laws and regulations regulating privacy, data security, or consumer protection could result in damage claims from our customers, lost or restricted business, actions or fines brought against us or levied by governmental entities or others and could adversely affect our business and harm our reputation.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided from our India facility, which may be subject to increased risk of cyber-attacks, power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers’ subscribers. A security breach could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal business continuity or disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

As a technology services business, we are exposed to attacks from criminals, nation state actors and activist hackers (collectively, “malicious parties”) who may be able to circumvent or bypass our cyber security measures and misappropriate, maliciously alter or destroy our confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious parties also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including flaws that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant and could reduce our operating margins. Our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our business may process, store and transmit data relevant to our clients, including commercially sensitive and personally identifiable information, including the personal information of European citizens covered by the GDPR. Breaches of our cyber or physical security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or their customers, including the potential loss or disclosure of such information or data, could expose us, our customer or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company. Consequently, compared to larger companies, sales fluctuations have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis and a delayed contract could cause our operating results to vary significantly from quarter to quarter and year-to-year. In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company, it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed. A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured our workforce in response to management changes, acquisitions, product changes, performance issues or other considerations. These types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while our staff adjusted to new roles and responsibilities. We may choose to implement additional restructuring in the future. There is no certainty that we will achieve the expected cost savings or other benefits of these restructurings or do so within the expected timeframe. As a result, our business revenues and other results of operations could be negatively affected.

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

•                  impairment in the value of our long-lived assets;

•                  changes in our strategy; and,

•                  general economic conditions.

As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful, nor do they indicate what our future performance will be. Furthermore, we base our operating expenses and capital investment budgets on expected sales and revenue and many of our expenses, such as lease expenses, expenses associated with our debt and personnel costs, are relatively fixed in the short term. Variations in the rate and timing of conversion of our sales prospects into actual revenue could cause us to plan or budget inaccurately and we may be unable to adjust spending quickly enough to compensate for an unexpected shortfall in revenue. Any significant shortfall in anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows and the market price of our common stock.

The markets for our service activation and number management products are mature and the markets for our next generation loyalty and customer lifecycle management software and services are evolving. The industry in which we compete is subject to rapid technological change and if we do not adapt to rapid technological change, we could lose customers or market share.

Our industry is characterized by rapid technological change, evolving industry standards, changes in carrier requirements and preferences and frequent new service offerings. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell new products and enhancements to existing products that provide higher levels of performance and reliability, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. Developing new products and services is complex and time-consuming and investment in new technologies is speculative. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new offerings or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new products and services for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

If we are unable to properly supervise our software development staff in India, or if political or other uncertainties interfere, we may be unable to satisfactorily perform our customer contracts.

In 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. and as a result of our 2015 acquisition of SSM, we acquired two additional Indian subsidiaries. We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage our India-based development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform under our contracts and our business, financial condition and results of operations could be materially harmed.

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

Our primary markets are intensely competitive, and we face continuous demand to release new products, new features and product enhancements, to improve product performance and to reduce prices. Our competitors include many large domestic and international companies who have substantially greater resources, larger installed customer bases and longer-standing relationships with customers. In addition, some companies who would not typically compete with us, such as network equipment manufacturers, offer next generation solutions that address some of the benefits provided by our solutions.

Our customers are not precluded from competing with us and also may offer competitive products or services. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide.

We believe that our ability to compete successfully depends on numerous factors, including the quality and price of our products and services compared to those of our competitors, the emergence of new industry standards and technical innovations and our ability to respond to those changes. Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including price reductions or increased marketing and promotion, accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sale of our products and services. We may have to reduce the prices we charge for our products and services, resulting in lower revenue and operating margins. We may not be able to compete successfully or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

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

Our solutions are complex and may have errors that are not detected until deployment. Resolving warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

The provisions of our agreements with customers are designed to limit our exposure to potential liability for damages arising out of the use of, or defects in, our products. We cannot guarantee that these limitations will be effective. Although we carry errors and omissions insurance, to the extent that any successful product liability claim is not covered by our errors and omissions insurance or exceeds the coverage under our policy, we may be required to incur legal fees and pay for a claim. This could be expensive, particularly since our software solutions may be used in critical business applications. On occasion, we also engage subcontractors to provide deliverables under customer contracts; we could be required to indemnify customers for work performed by our subcontractors. We may not be able to recover these damages from a subcontractor. Defending against a product liability claim, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

Our measures to protect our intellectual property may not be adequate.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 9 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and Intelligent M2M Controller™ (“IMC”) products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining additional patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary rights may not be adequate; a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

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

Certain software we develop, or use, may include so called “open source” software made available under a license which may impose obligations on us in the event we distribute derivative works based on the open source software. Certain licenses impose obligations that could require us to make source code for a derivative work available to the public or license the derivative work under a particular type of open source software license, rather than the license terms we customarily use to protect our software.

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

Our performance may be adversely affected by economic and political conditions in the United Kingdom where we do business.

Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United Kingdom where we do business. Economic and financial uncertainties in our international markets, including uncertainties surrounding the United Kingdom’s impending withdrawal from the European Union (commonly referred to as “Brexit”) and changes to major international trade arrangements, could negatively impact our operations and sales. Brexit may result in greater regulatory complexity surrounding the services we provide to our customers from our UK resources and financial results could be negatively impacted.

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

In order to operate internationally and comply with local government regulations and customer requirements, we maintain bank accounts at non-U.S. banks located in Asian and African countries and in local currencies. Certain countries such as India and Nigeria require that we pay withholding taxes should we transfer our cash from a non-U.S. bank account to our U.S. bank accounts.

As of December 31, 2018, of our $6.7 million cash balance, $1.3 million is on deposit in the U.S., the U.S. dollar equivalents of $2.8 million is on deposit in the U.K. and Europe, $1.5 million is on deposit in India and $1.1 million is on deposit in Nigeria. Should we choose to transfer cash out of our bank accounts in India and Nigeria, we may be required to pay the local tax authorities a withholding tax ranging from 10% to 20% of the amount transferred. Local regulations may make a transfer may take longer to execute than transfers from our U.S., U.K. and European bank accounts and the withholding tax we pay may not be refundable. The longer execution times and the withholding taxes means we may be subject to delays in executing our operations and our available cash is reduced by the withholding taxes.

As a result of operating as a smaller public company, our management is required to devote a substantial amount of time to comply with regulatory matters; our relatively small staff can make compliance challenging.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to adopt additional regulations and requirements in response to laws enacted by Congress. Establishment of effective internal controls is further complicated because we are a relatively small company with global operations, and multiple locations and IT systems. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance initiatives.

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

The input method of accounting used for most of our projects can result in overstated or understated profits or losses.

Our services and managed services revenue under fixed-price services contracts is accounted for using the input method of accounting. Under this method, we recognize revenue and profits for each fixed-price service project-based efforts or inputs toward satisfying a performance obligation, which is a promise in a contract to transfer a distinct service to the customer. The input method requires us to estimate the total performance obligation and to allocate the transaction price of a contract to each distinct performance obligation. Our failure to accurately estimate these often-subjective factors could result in overstated or understated revenue, profits or losses.

Changes in, or interpretations of, accounting principles or tax rules and regulations, could adversely affect our results of operations.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). It is possible that future requirements could change our current application of GAAP, resulting in a material adverse impact on our financial positions or results of operations. In addition, our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. We regularly assess our implementation of applicable accounting principles and the adequacy of our provision for income taxes, but we are a relatively small company and our business is complex; the final determination of any tax authority, upon examination of our income tax returns, could have an adverse effect on our operating results and financial position.

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

•                  our stockholders can only remove directors without cause by supermajority vote; and,

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

Certain of our named executive officers have entered into agreements with us that contain a change in control provision. These agreements generally provide for acceleration on vesting of stock awards. The acceleration of vesting of stock awards upon a change in control may be viewed as an anti-takeover measure and may have the effect of discouraging a merger proposal, tender offer or other attempt to gain control of us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease office space at various locations which are shown below.

	Square	Lease
Location	Footage	Expiration
Englewood, Colorado	400	month-to-month
New York, New York	391	01/31/20
Durham, North Carolina	1,453	08/31/20
London, England	376	09/30/19
Bangalore, India	12,429	08/18/23
Kolkata, India	5,638	07/31/20
Delhi, India	322	03/09/20
Johannesburg, South Africa	130	03/31/19
Kuala Lumpur, Malaysia	1,042	07/14/19
Mexico City, Mexico	89	02/28/19
Grenoble, France	3,767	03/21/21
Cluj-Napoca, Romania	7,793	12/31/22
Madrid, Spain	215	month-to-month

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

As of April 3, 2019, there were approximately 79 holders of record of our common stock.

Dividends

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

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and customer support revenue; our expectations associated with Evolving Systems India, Evolving Systems U.K., Evolving Systems NC Evolving Systems BLS LTD, Lumata UK LTD, Lumata France SAS, Lumata Deutschland GmbH, and Lumata Spain SL and short- and long-term cash needs. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes” or “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

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

RECENT DEVELOPMENTS

We reported a net loss of $14.8 million and net income of $2.5 million for the years ended December 31, 2018 and 2017, respectively.

In 2018, the Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.  Due to a sustained decline in the market capitalization of our common stock during the fourth quarter of 2018, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04.The outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $17.8 million, which was recorded in the consolidated financial statements for the year ended December 31, 2018. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium and other operating conditions.

We have operations in foreign countries where the local currency is used to prepare the consolidated financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2018 and 2017 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

For the Years Ended December 31,
2018 vs. 2017
Changes in:
Revenue	$435
Costs of revenue and operating expenses	(3,187)
Loss from operations	$(2,752)

The net effect of our foreign currency translations for the year ended December 31, 2018 was a $0.4 million increase in revenue and a $3.2 million decrease in operating expenses versus the year ended December 31, 2017 due to a stronger U.S. dollar on average during the year 2017.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format:

	For the Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
REVENUE
License fees	$1,433	$3,438	$(2,005)	(58)%
Services	29,203	25,374	3,829	15%
Total revenue	30,636	28,812	1,824	6%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	10,349	8,680	1,669	19%
Sales and marketing	6,592	5,214	1,378	26%
General and administrative	6,677	6,065	612	10%
Product development	4,170	2,042	2,128	104%
Depreciation	121	250	(129)	(52)%
Amortization	970	860	110	13%
Restructuring	—	286	(286)	(100)%
Goodwill impairment loss	17,760	—	17,760	100%
Total costs of revenue and operating expenses	46,639	23,397	23,242	99%

(Loss) income from operations	(16,003)	5,415	(21,418)	(396)%

Other income (expense)
Interest income	65	1	64	6,400%
Interest expense	(478)	(365)	(113)	31%
Other income	393	23	370	1,609%
Foreign currency exchange income (loss)	810	(1,137)	1,947	(171)%
Other income (expense), net	790	(1,478)	2,268	(153)%

(Loss) income from operations before income taxes	(15,213)	3,937	(19,150)	(486)%
Income tax (benefit) expense	(426)	1,421	(1,847)	(130)%
Net (loss) income	$(14,787)	$2,516	$(17,303)	(688)%

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2018	2017
REVENUE
License fees	5%	12%
Services	95%	88%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	34%	30%
Sales and marketing	22%	18%
General and administrative	22%	21%
Product development	14%	7%
Depreciation	0%	1%
Amortization	3%	3%
Restructuring	0%	1%
Goodwill impairment loss	58%	0%
Total costs of revenue and operating expenses	153%	81%

(Loss) income from operations	(53)%	19%

Other income (expense)
Interest income	0%	0%
Interest expense	(2)%	(1)%
Other income	1%	0%
Foreign currency exchange income (loss)	3%	(4)%
Other income (expense), net	2%	(5)%

(Loss) income from operations before income taxes	(51)%	14%

Income tax (benefit) expense	(1)%	5%

Net (loss) income	(50)%	9%

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

License Fees

License fees revenue decreased 58%, or $2.0 million to $1.4 million for the year ended December 31, 2018 compared to $3.4 million for the year ended December 31, 2017. The decrease is related to a $0.6 million decline in one-time licensing fees from prior year related to the BLS acquisition and the remaining $1.4 million from our historical products as the Company continues to transition to a managed services model and more reliable recurring revenue.

Services

Services revenue increased 15%, or $3.8 million, to $29.2 million for the year ended December 31, 2018 from $25.4 million for the year ended December 31, 2017. The increase is related to $5.3 million in service revenue from the acquired companies offset by a decline in our services revenues related to historical relationships of $1.5 million due to fewer new implementations and pricing pressures.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased $1.7 million, or 19%, to $10.4 million for the year ended December 31, 2018 from $8.7 million for the year ended December 31, 2017. The increase in costs of revenue is primarily attributable to higher service project hours from projects related to the Acquired Companies of $2.5 million partially offset by lower service project hours from existing client relationships. This has allowed for experienced resources to work on internal projects and product development. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased to 34% for the year December 31, 2018 from 30% for the year ended December 31, 2017. The increase as a percentage of revenue is primarily due to the increased hours and resource costs from the Acquired Companies on projects generating lower margins.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased 26%, or $1.4 million, to $6.6 million for the year ended December 31, 2018 from $5.2 million for the year ended December 31, 2017. The increase in expenses is attributable to $1.3 million in costs from the acquired companies and $0.1 million in additional staff. As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2018 increased to 22% from 18% for the year ended December 31, 2017. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased 10%, or $0.6 million, to $6.7 million for the year ended December 31, 2018 from $6.1 million for the year ended December 31, 2017. The increase in costs was related to $0.1 million in costs related to the Acquired Companies, $0.5 million in legal costs related to finalizing a matter regarding our September 2015 SSM acquisition, and $0.3 million in professional fees related to audits and preparations of routine regulatory filings in connection with the addition of the Acquired Companies. This was partially offset by the reduction of $0.3 million in legal and other costs related to closing of acquisitions and bank loans in 2017. As a percentage of total revenue, general and administrative expenses increased to 22% for the year ended December 31, 2018 from 21% for the year ended December 31, 2017. The increase in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Product Development

Product development expenses consist primarily of labor-related costs. Product development expenses increased 104%, or $2.1 million, to $4.1 million for the year ended December 31, 2018 from $2.0 million for the year ended December 31, 2017. The increase is primarily related to $1.5 million in additional costs from the Acquired Companies and additional product development hours costing $0.6 million by existing staff, as we utilize the larger technical staff for development work to build and enhance our product offerings. As a percentage of total revenue, product development expenses increased to 14% for the year ended December 31, 2018 from 7% for the year ended December 31, 2017. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expenses decreased 52%, or $0.1 million, to $0.1 million for the year ended December 31, 2018 from $0.2 million for the year ended December 31, 2017. The decrease of expense was due to older assets becoming fully depreciated in the prior year. As a percentage of revenue, depreciation expense decreased to less than 1% for the year ended December 31, 2018 from 1% for the year ended December 31, 2017.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense increased 13%, or $0.1 million, to $1.0 million for the year ended December 31, 2018 from $0.9 million for the year ended December 31, 2017. The increase in amortization expense was due to the having a full year in 2018 of amortization expense of the intangible assets relating to the acquisition of EVOL BLS on July 3, 2017 and the Lumata Entities on September 4, 2017. This was partially offset by a reduction in amortization expense related to intangibles acquired in the formation of Evolving Systems NC reaching the end of life of those assets during 2018. As a percentage of revenue, amortization expense remained 3% for the year ended December 31, 2018 and 2017.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of EVOL BLS and the Lumata Entities in third quarter of 2017. Restructuring decreased 100%, or $0.3 million, to $0.0 million for the year ended December 31, 2018 from $0.3 million for the year ended December 31, 2017. As a percentage of revenue, restructuring expense decreased to 0% for the year ended December 31, 2018 from 1% for the year ended December 31, 2017. The decrease of restructuring expense as a percentage of total revenue is related to their being no restructuring in 2018.

Goodwill Impairment Loss

During the quarter ended December 31, 2018, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. We performed a goodwill impairment analysis as of December 31, 2018. As a result of the decline in the market capitalization (triggering event) and the associated impairment analysis, the Company recorded an impairment loss on goodwill of $17.8 million. We had no goodwill impairment loss for the year ended December 31, 2017.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the year ended December 31, 2018 increased 31%, or $0.1 million, to $0.5 million as compared to $0.4 million for the year ended December 31, 2017. The increase is related to having a full year of the term loan borrowings used to acquire the Lumata Entities.

Other Income (Expense)

For the year ended December 31, 2018, we had $0.8 million in other income, net, which consisted of: (1) when we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment and the contractually agreed time period has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million gain in other income; (2) at the end of the second quarter we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, of which $0.1 million was on the Company’s behalf and recorded as other expense; (3) When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, EVOL BLS has exceeded their projected revenues and we estimated the total annual cash payments for the three 12-month periods to be $0.8 million, which is a $0.4 million increase. We recognized $0.4 million in interest expense as a result of our increased obligation, and (4) $0.4 million in other income from eliminating certain allowances, unearned revenue and accrued liabilities that primarily came from the BLS and Lumata entities at the time of our acquisition. Foreign currency exchange income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary increased 171%, or $1.9 million, to a $0.8 million gain for the year ended December 31, 2018 compared to a $1.1 million loss for the year ended December 31, 2017. The income was generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

For the year ended December 31, 2017, we had $1.5 million in other expense, net.

Income Tax Expense

We recorded a net income tax benefit of $0.4 million for the year ended December 31, 2018 and net income tax expense of $1.4 million for the year ended December 31, 2017. The net expense for the year ended December 31, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.9 million. The current tax expense consists of income tax primarily from our U.S. and U.K. based operations. The deferred tax benefit primarily consists of benefits from establishing deferred tax assets of $0.5 million for our foreign tax credit (“FTC”) carryforwards, $0.2 million for net operating losses from certain U.K. subsidiaries that are expected to be used by another U.K. subsidiary and $0.2 million decrease in net deferred tax liabilities. The net expense during the year ended December 31, 2017 consisted of current income tax expense of $1.9 million and a deferred tax benefit of $0.5 million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations and unrecoverable foreign withholding taxes in the U.K. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015. Refer to Note 6, Income Taxes, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the foreign tax credit.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2018, and 2017, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position decreased 10%, or $0.9 million to $8.1 million at December 31, 2018 from $9.0 million at December 31, 2017. The decrease in working capital is related to decrease in cash, contract receivables, unbilled work in progress, prepaids and other assets along with an increase in current notes payable and partially offset by the decreases in accounts payable, accrued liabilities and unearned revenue along with the payment of a contingent earn-out and release of Telespree liability.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At December 31, 2018, our principal sources of liquidity were $6.7 million in cash and cash equivalents and $7.8 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally, and term loan payments. Other uses of cash may include capital expenditures and technology expansion.

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

Both the Lumata Facility and the Term Loan (collectively, “Loans”) include negative covenants that place restrictions on the Company’s ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our shareholders; and change the nature of our business materially. We must also maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. As of December 31, 2018, our fixed charge coverage ratio was 0.81, which failed to meet the minimum required 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the violation and are currently negotiating modifications to the minimum required fixed charge ratio for the four quarters of the fiscal year ending December 31, 2019.

Net cash provided by operating activities for the year ended December 31, 2018 and 2017 was $2.6 million and $3.5 million, respectively. Cash provided by operating activities for the year ended December 31, 2018 was primarily due to a net loss of $14.8 million offset by non-cash goodwill impairment loss of $17.8 million, and net decrease in operating assets and liabilities of $0.4 million.

The cash provided by operating activities for the year ended December 31, 2017 was primarily due to increase in contract receivables related to the acquisitions and additional expenses related to the acquisitions as well as a decrease in accounts payable and current liabilities.

Net cash used in investing activities was $0.2 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively. Cash used in investing activities for the year ended December 31, 2018 was due to the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2017 was primarily due to the acquisition of the Acquired Companies of $5.9 million. Refer to Note 2, Acquisition, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the acquisitions.

Net cash (used in) provided by financing activities was ($3.2) million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. The cash used in 2018 financing activities was for principal payments on our term loans and payment of contingent earn-out. The cash provided by our 2017 financing activities was primarily related to the proceeds from the Lumata Facility entered into August 2017 to acquire the Lumata Entities offset by the principal payments on our term loan and the payment for second year debt issuance costs.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months as of the date this Form 10-K was filed. In making this assessment, we considered the following:

•                  Our cash and cash equivalents balance at December 31, 2018 of $6.7 million;

•                  Our working capital balance of $8.1 million; and,

•                  Our ability to historically generate positive operating cash flows.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2018 and 2017, the effect of exchange rate changes resulted in a less than $0.1 million decrease and a $0.2 million decrease to consolidated cash, respectively. We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	Thereafter
Operating Leases	$1,470	$509	$357	$253	$252	$99
Term Loans	5,938	3,573	1,577	788	—	—
Total Commitments	$7,048	$4,082	$1,934	$1,041	$252	$99

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

Business Combinations

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, and liabilities assumed be recorded at their fair values on the date of a business acquisition. The excess of the purchase price over the fair value of assets acquired is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

Use of Estimates

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

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

Revenue Recognition

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

Contract balances

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

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $1.5 million. The Company expects approximately 80% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 20% recognized thereafter.

We apply the practical expedient in paragraph ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one-year or less. We apply the transition practical expedient in paragraph ASC 606-10-65-1(f)(3) and do not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue. Additionally, applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts (i.e., commissions) as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one-year or less.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We adopted this ASU during the first quarter 2017. The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of market risks.

Interest Rate Risks

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels. As of December 31, 2018, we had $5.9 million outstanding under our term loans, which under the loan agreements bear interest at variable rates. Refer to Note 5, Long-Term Debt, of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Term Loan. A 1% change in the interest rates on our Loans would change our interest expense by approximately $0.1 million.

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

The relationship between the British Pound Sterling, Indian rupee and the U.S. dollar, which is our functional currency, is shown below, per one U.S. dollar:

Spot rates:	December 31, 2018	December 31, 2017

British pound sterling	0.78524	0.74071
Euro	0.87440	0.83348
Indian rupee	69.78890	63.84000

Average rates:	For the Years Ended December 31,
	2018	2017

British pound sterling	0.75005	0.77673
Euro	0.84746	0.88675
Indian rupee	68.39725	65.11189

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evolving Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012
East Hanover, NJ
April 4, 2019

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,732	$7,562
Contract receivables, net of allowance for doubtful accounts of $771 and $970 at December 31, 2018 and December 31, 2017, respectively	7,757	10,151
Unbilled work-in-progress, net of allowance for doubtful accounts of $552 and $107 at December 31, 2018 and December 31, 2017, respectively	3,044	5,823
Prepaid and other current assets	1,351	1,633
Income taxes receivable	1,137	—
Total current assets	20,021	25,169
Property and equipment, net	303	258
Amortizable intangible assets, net	4,550	5,613
Goodwill	6,738	25,216
Deferred income taxes, net	1,140	274
Total assets	$32,752	$56,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion	$3,573	$2,805
Accounts payable and accrued liabilities	4,483	6,678
Contingent earn-out	—	396
Unearned revenue	3,911	5,397
Income taxes payable	—	899
Total current liabilities	11,967	16,175
Long-term liabilities:
Term loans, net of current portion	2,365	5,942
Total liabilities	14,332	22,117

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,305,597 shares issued and 12,126,708 outstanding as of December 31, 2018 and 12,119,961 shares issued and 11,941,072 outstanding as of December 31, 2017	12	12
Additional paid-in capital	99,224	98,517
Treasury stock, 178,889 shares as of December 31, 2018 and December 31, 2017, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,115)	(8,202)
Accumulated deficit	(69,448)	(54,661)
Total stockholders’ equity	18,420	34,413
Total liabilities and stockholders’ equity	$32,752	$56,530

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017
REVENUE
License fees	$1,433	$3,438
Services	29,203	25,374
Total revenue	30,636	28,812

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	10,349	8,680
Sales and marketing	6,592	5,214
General and administrative	6,677	6,065
Product development	4,170	2,042
Depreciation	121	250
Amortization	970	860
Restructuring	—	286
Goodwill impairment loss	17,760	—
Total costs of revenue and operating expenses	46,639	23,397

(Loss) income from operations	(16,003)	5,415

Other income (expense)
Interest income	65	1
Interest expense	(478)	(365)
Other income	393	23
Foreign currency exchange income (loss)	810	(1,137)
Other income (expense), net	790	(1,478)

(Loss) income from operations before income taxes	(15,213)	3,937
Income tax (benefit) expense	(426)	1,421
Net (loss) income	$(14,787)	$2,516

Basic (loss) income per common share - net (loss) income	$(1.22)	$0.21

Diluted (loss) income per common share - net (loss) income	$(1.22)	$0.21

Weighted average basic shares outstanding	12,108	11,934
Weighted average diluted shares outstanding	12,108	11,981

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the Years Ended December 31,
	2018	2017
Net (loss) income	$(14,787)	$2,516

Other comprehensive (loss) income
Foreign currency translation (loss) income	(1,913)	1,790

Comprehensive (loss) income	$(16,700)	$4,306

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at December 31, 2016	11,907,391	$12	$97,744	$(1,253)	$(9,992)	$(57,177)	$29,334
Stock option exercises	32,904	—	30	—	—	—	30
Common stock issued pursuant to the Employee Stock Purchase Plan	777	—	2	—	—	—	2
Share-based compensation expense	—	—	742	—	—	—	742
Net income	—	—	—	—	—	2,516	2,516
Foreign currency translation income	—	—	—	—	1,790	—	1,790
Balance at December 31, 2017	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	9,676	—	4	—	—	—	4
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	1	—	—	—	1
Restricted stock vested	175,875	—	—	—	—	—	—
Share-based compensation expense	—	—	702	—	—	—	702
Net loss	—	—	—	—	—	(14,787)	(14,787)
Foreign currency translation loss	—	—	—	—	(1,913)	—	(1,913)
Balance at December 31, 2018	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,787)	$2,516
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	121	250
Amortization of intangible assets	970	860
Amortization of debt issuance costs	9	13
Share-based compensation expense	702	742
Change in fair value of contingent earn-out	413	(4)
Payment of contingent purchase consideration	(445)	—
Unrealized foreign currency transaction (income) loss, net	(810)	1,136
Bad debt expense, net	431	861
Release of Telespree liability	(496)	—
Provision for deferred income taxes	(946)	(491)
Goodwill impairment loss	17,760	—
Change in operating assets and liabilities:
Contract receivables	2,473	(2,971)
Unbilled work-in-progress	1,803	(1,032)
Prepaid and other assets	(25)	1,983
Accounts payable and accrued liabilities	(1,326)	(1,905)
Income taxes receivable	(2,036)	264
Unearned revenue	(1,244)	856
Other long-term obligations	—	380
Net cash provided by operating activities	2,567	3,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185)	(80)
Business combinations, net of cash received	—	(5,936)
Net cash used in investing activities	(185)	(6,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	—	(1)
Payment of contingent earn-out	(380)	—
Principal payments on notes payable	(2,788)	(2,025)
Proceeds from term loans	—	4,730
Proceeds from the issuance of stock	5	33
Net cash (used in) provided by financing activities	(3,163)	2,737

Effect of exchange rate changes on cash and cash equivalents	(49)	(231)

Net decrease in cash and cash equivalents	(830)	(52)
Cash and cash equivalents at beginning of period	7,562	7,614
Cash and cash equivalents at end of period	$6,732	$7,562

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$499	$345
Income taxes paid	$887	$1,504
Measurement period adjustment to goodwill and intangible assets	$281	$—

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. (the “Company”) is a provider of real-time digital engagement solutions and services of software solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

In 2016, we began a shift from selling technology to offering business solutions. The value proposition has moved from cost savings to revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expenditure models based on recurring managed services with performance fees. Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly-personalized and contextually-relevant, interactive campaigns that engage consumers in real-time, and enhance customer retention through deploying loyalty programs. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs, IMSIs, ICCIDs, IPs). Our solutions can be deployed on-premise or as a Software-as-a-Service (“SaaS”).

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

We believe the acquisitions of BLS and the Lumata Entities further reinforced our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC, Inc.”). With these recent acquisitions, we now have a customer base of more than 100 customers spanning 65 countries across the world. The experienced team and technology from BLS, which provides actionable insights and relevant offers based on customer data, greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. The technology further expands our Managed Services platform for delivering on-tap strategic and tactical solutions. The Lumata Entities’ value lies in its patented technology, industry expertise and strong customer relationships. Led by the explosive growth in mobile, the next generation of CVM is moving beyond traditional CRM and points-based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals including telecom, finance, and retail.

Business Combinations — In July 2017 and September 2017 we acquired Business Logic Systems which became BLS Limited (“EVOL BLS”) and the four business operating units of Lumata Holdings Ltd. These business combinations are reflected in these consolidated financial statements since the acquisition date. Refer to Note 2, Acquisitions, for more information regarding the acquisitions.

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, and liabilities assumed be recorded at their fair values on the date of a business acquisition. The excess of the purchase price over the fair value of assets acquired is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

Reclassification — Certain reclassifications have been made to conform the 2017 amounts to the 2018 classifications for comparative purposes.

Goodwill — Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2018	2017
Primary geographical markets
United Kingdom	$6,222	$5,521
Other	24,414	23,291
	$30,636	$28,812

Major products/service lines
Licensing fees	$1,433	$3,438
Customer support, including warranty support fees	9,984	9,134
Services	8,880	8,711
Managed services	10,339	7,529
Total services	29,203	25,374
	$30,636	$28,812

Timing of revenue recognition
Products transferred at a point in time	$882	$914
Products and services transferred over time	29,754	27,898
	$30,636	$28,812

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	December 31, 2018	December 31, 2017
Assets
Contract receivables, net	$7,757	$10,151
Unbilled work-in-progress, net	$3,044	$5,823
Liabilities
Unearned revenue	$3,911	$5,397

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

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $1.5 million. The Company expects approximately 80% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 20% recognized thereafter.

We apply the practical expedient in paragraph ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one-year or less. We apply the transition practical expedient in paragraph ASC 606-10-65-1(f)(3) and do not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue. Additionally, applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts (i.e., commissions) as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one-year or less.

Allowance for Doubtful Accounts — We make judgments related to our ability to collect outstanding accounts receivable and unbilled work-in-progress. We provide allowances for receivables when their collection becomes doubtful by recording an expense. We determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

The following table reflects the activity in the allowance for doubtful accounts:

		Balance at	Bad Debt	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2018	Allowance for doubtful accounts	$970	$(86)	$(124)	$11	$771
2017	Allowance for doubtful accounts	$221	$789	$(41)	$1	$970

The following table reflects the activity in the allowance for unbilled work-in-progress:

		Balance at	Unbilled Work-in- Progress	Write-Offs Charged	Effects of Foreign Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2018	Allowance for unbilled work-in-progress	$107	$454	$2	$(11)	$552
2017	Allowance for unbilled work-in-progress	$—	$107	$—	$—	$107

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We adopted this ASU during the first quarter 2017. The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Comprehensive Income (Loss) — Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

For the year ended December 31, 2018, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe. For the year ended December 31, 2017, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe.

As of December 31, 2018, and 2017 no customers accounted for 10% of contract receivables and unbilled work-in-progress.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our cash and cash equivalents are not under any FDIC program were $6.5 million and $5.4 million as of December 31, 2018 and 2017, respectively.

Sales, Use and Other Value Added Tax — Applicable revenue-based state, use and other value added taxes are included in revenue.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the two years ended December 31, 2018. In addition, we did not have any capitalized internal software development costs included in our December 31, 2018 and 2017 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

Income Taxes — We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

Recently Adopted Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update (“ASU”)  2014-09, Revenue from Contracts with Customers, Topic 606 and various updates to the ASU thereafter. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at January 1, 2018 as the adoption did not have a material impact on the Company’s results of operations or financial condition.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. An entity will therefore perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 on a prospective basis, with early adoption permitted. The provisions of ASU 2017-04 were adopted during the fourth quarter of 2018, see Note 3 for the impact on our consolidated financial statements.

Recent Accounting Pronouncements — In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all the new standard’s available transition practical expedients.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effect relates to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $1.6 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all our leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. We have not yet assessed the impact on our consolidated financial statements or related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any period after issuance of the ASU. We do not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. We do not expect this ASU will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We have not yet assessed the impact on our consolidated financial statements or related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 — ACQUISITIONS

Business Logic Systems

On July 3, 2017, we completed the purchase by EVOL BLS, a wholly owned subsidiary of the Company, of Business Logic Systems Limited (“Seller”). EVOL BLS and Seller are both companies incorporated under the laws of England and Wales. Under the terms of the Asset Purchase Agreement, dated as of May 5, 2017 (the “Purchase Agreement”), the Seller agreed to sell substantially all of its assets and transfer certain liabilities relating to Seller’s business of providing customer value management solutions and data driven marketing solutions for £1.2 million ($1.6 million) in cash, plus (a) an additional sum of £100,000 ($134,000), which was reduced in full by the sums paid by EVOL BLS to certain employees’ severance obligations (collectively, the “Cash Payments”); (b) a percentage of collections on certain receivables over a 24 month period; and (c) an earnout equal to 50% of BLS based revenue over $4.8 million per year for 3 years after the closing date. The Company agreed to guarantee EVOL BLS’ obligations under the Purchase Agreement.

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

During the second quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the previously filed Form 10-K, it would have increased operating expenses by approximately $1,000 consisting of increases to amortization expense. The measurement period adjustments were the result of additional analysis performed and updated information.

When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, we estimated the total annual cash payments for the three 12-month periods to be $0.8 million which is a $0.4 million increase from our $0.4 million estimate as of December 31, 2017. We recognized $0.4 million expense in the other income (expense) financial statement line item for the fiscal year ending December 31, 2018 as a result of our increased obligation.

On November 2, 2018, we paid the $0.8 million in contingent earn-out liability for the EVOL BLS acquisition. No future payments are expected at this time.

The following table summarizes the purchase price and fair values of the assets acquired and liabilities assumed at the date of acquisition as adjusted for measurement period adjustments identified during the current year (in thousands):

	At July 3, 2017 (preliminary)	Measurement Period Adjustments	At July 3, 2017 (adjusted)
Cash Consideration
Total Cash Consideration	$1,553	$—	$1,553

Earnout	380	47	427
Total purchase price	$1,933	$47	$1,980

	At July 3, 2017 (preliminary)	Measurement Period Adjustments	At July 3, 2017 (adjusted)
Contract receivables	$1,037	$—	$1,037
Unbilled work-in-progress	1,039	—	1,039
Intangible assets	246	18	264
Prepaid and other current assets	437	—	437
Other assets, non-current	55	—	55
Total identifiable assets acquired	2,814	18	2,832

Accounts payable and accrued liabilities	792	—	792
Deferred revenue	338	—	338
Total identifiable liabilities acquired	1,130	—	1,130

Net identifiable assets acquired	1,684	18	1,702

Goodwill	249	29	278
Net assets acquired	$1,933	$47	$1,980

We recorded $0.2 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately six years and are amortizing the value of the purchased software, trademarks and trade names, non-competition and customer relationships over an estimated useful life of 5, 0.5, 2 and 7 years, respectively. Amortization expense of less than $0.1 million related to the acquired intangible assets was recorded for the years ended December 31, 2018 and 2017.

The $0.3 million of the goodwill recognized was attributed primarily to expected synergies and the assembled workforce of EVOL BLS. Goodwill was adjusted by less than $0.1 million related to changes in the opening client balances for contract receivables and unbilled work in progress.

Intangible assets related to the EVOL BLS’s acquisition as of December 31, 2018 and 2017 were as follows (in thousands):

	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$98		$29		$69	4 yrs.
Trademarks and tradenames	9		9		—	0 yrs.
Non-competition	4		3		1	1 yrs.
Customer relationships	149		32		117	6 yrs.
	$260	(1)	$73	(1)	$187	4.9 yrs.

	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$102		$9		$93	5 yrs.
Trademarks and tradenames	10		7		3	0.5 yrs.
Non-competition	4		1		3	1.5 yrs.
Customer relationships	139		8		131	7 yrs.
	$255	(1)	$25	(1)	$230	5.9 yrs.

(1)           Includes functional currency adjustment of less than $0.1 million.

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

During 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Form 10-K for the fiscal year ended December 31, 2017. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the Form 10-K, it would have resulted in no change in operating expenses. The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2018 based on facts and circumstances that existed as of the purchase date.

The following table summarizes the purchase price and fair values of the assets acquired and liabilities assumed at the date of acquisition as adjusted for measurement period adjustments identified during the current year (in thousands):

	At September 4, 2017 (preliminary)	Measurement Period Adjustments	At September 4, 2017 (adjusted)
Cash Consideration	$4,766	$—	$4,766
Total purchase price	$4,766	$—	$4,766

	At September 4, 2017 (preliminary)	Measurement Period Adjustments	At September 4, 2017 (adjusted)
Cash and cash equivalents	$386	$—	$386
Contract receivables	1,444	—	1,444
Unbilled work-in-progress	110	(82)	28
Intangible assets	1,935	—	1,935
Prepaid and other current assets	1,539	—	1,539
Other assets, non-current	19	—	19
Total identifiable assets acquired	5,433	(82)	5,351

Accounts payable and accrued liabilities	3,086	—	3,086
Deferred tax liability	329	—	329
Deferred revenue	325	152	477
Total identifiable liabilities acquired	3,740	152	3,892

Net identifiable assets acquired	1,693	(234)	1,459

Goodwill	3,073	234	3,307
Net assets acquired	$4,766	$—	$4,766

We recorded $1.9 million in intangible assets as of the acquisition date with a weighted-average amortization period of approximately ten years and are amortizing the value of the purchased software, trademarks and tradename, non-competition and customer relationships over an estimated useful life of 7, 5, 1.5 and 13 years, respectively. Amortization expense of $0.2 million and less than $0.1 million related to the acquired intangible assets was recorded during the years ended December 31, 2018 and 2017, respectively.

The $3.1 million of goodwill recognized is attributed to expected synergies and the assembled workforce and residual goodwill of the Lumata Entities. Goodwill was adjusted by $0.2 million related to changes in the opening client balances for contract receivables and unbilled work in progress.

Intangible assets related to the Lumata Entities’ acquisition as of December 31, 2018 and 2017 (in thousands):

	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$661		$126		$535	6 yrs.
Trademarks and tradenames	109		29		80	4 yrs.
Non-competition	2		2		—	0.5 yrs.
Customer relationships	1,131		116		1,015	12 yrs.
	$1,903	(1)	$273	(1)	$1,630	9.4 yrs.

	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$700		$33		$667	7 yrs.
Trademarks and tradenames	115		8		107	5 yrs.
Non-competition	2		—		2	1.5 yrs.
Customer relationships	1,200		31		1,169	13 yrs.
	$2,017	(1)	$72	(1)	$1,945	10.4 yrs.

(1)           Includes functional currency adjustment of $0.1 million.

Pro Forma

The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2018 and 2017 as if the acquisitions of EVOL BLS and Lumata Entities occurred on January 1, 2017. The pro forma results include estimates and assumptions which management believes are necessary. However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The unaudited pro forma revenue and net loss for EVOL BLS was approximately $1.4 million and $ 2.0 million, respectively, for the pre-acquisition period during 2017. The unaudited pro forma revenue and net loss for the Lumata Entities was approximately $4.6 million and $0.2 million, respectively, for the pre-acquisition period during 2017. However, the pro forma results do not include any anticipated cost savings or their effects of the planned integration of EVOL BLS and Lumata Entities and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information includes adjustments of $0.2 million in 2017 for the amortization of intangible assets.

	For the year Ended December 31,
	2018	2017
Revenue	$30,636	$34,821
Net (loss) income	$(14,787)	$144

EVOL BLS or the Lumata Entities did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at December 31, 2016	$20,599
Goodwill acquired during the year	3,322
Effects of changes in foreign currency exchange rates (1)	1,295
Balance at December 31, 2017	$25,216
Measurement period adjustments	263
Goodwill impairment loss	(17,760)
Effects of changes in foreign currency exchange rates (1)	(981)
Balance at December 31, 2018	$6,738

(1)           Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We performed our annual goodwill impairment test as of July 31, 2018, at which time we had $25.0 million of goodwill. The fair value of the reporting unit was estimated using both market and income-based approaches. Due to a sustained decline in the market capitalization of our common stock during the fourth quarter of 2018, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04.The outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $17.8 million, which was recorded in the consolidated financial statements for the year ended December 31, 2018. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium and other operating conditions. Changes in estimates and assumptions could materially affect the determination of fair value and goodwill. Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit. We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any additional events through the date this Form 10-K was filed which impact our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated lives ranging from one to eight years. As of December 31, 2018, and December 31, 2017, identifiable intangibles were as follows (in thousands):

	December 31, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,877		$(1,121)		$1,756	6.7 yrs.
Trademarks and tradenames	303		(223)		80	2.7 yrs.
Non-competition	39		(38)		1	1.0 yrs.
Customer relationships	4,303		(1,590)		2,713	7.7 yrs.
	$7,522	(1)	$(2,972	)(2)	$4,550	5.8 yrs.

	December 31, 2017
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted- Average Amortization Period
Purchased software	$2,921		$(743)		$2,178	7.7 yrs.
Trademarks and tradenames	310		(189)		121	3.7 yrs.
Non-competition	40		(35)		5	2.0 yrs.
Customer relationships	4,363		(1,054)		3,309	8.7 yrs.
	$7,634	(2)	$(2,021	)(2)	$5,613	6.8 yrs.

(1)           2018 increase in gross amount due to measurement period adjustments relating to the EVOL BLS purchase price allocation. See Note 2 — Acquisitions for additional information. Includes functional currency adjustment of $0.1 million

(2)           Includes functional currency adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $1.0 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2018 was as follows (in thousands):

Year ending December 31,
2019	$938
2020	937
2021	923
2022	738
2023	360
Thereafter	654
$4,550

NOTE 4 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued liabilities:
Accounts payable	$1,276	$1,530
Accrued compensation and related expenses	1,863	1,749
Accrued liabilities	1,344	3,399
	$4,483	$6,678

NOTE 5 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The purpose of the Loan Facility is to provide funds in connection with the Company’s entry into a Share Purchase Agreement with Lumata Holdings Limited for a cash payment totaling €4 million ($4.8 million). See Note 2 Acquisitions for the Lumata Entities acquisition. The Loan Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of December 31, 2018, the U.S.A. Prime Rate was 5.5%. EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bears interest at a floating rate equal to the U.S.A. Prime Rate plus 1.0%. As of December 31, 2018, the U.S.A. Prime Rate was 5.5%. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees and a legal fee equal to less than $0.1 million. The Term Loan matures on January 1, 2020.

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

As of December 31, 2018, we are in compliance with the covenants except for our fixed charge coverage ratio, which was 0.81 and failed to meet the minimum requirement of 1.25 fixed charge coverage ratio for the quarter ended December 31, 2018. On March 29, 2019, we received a letter from East West Bank that waived the violation. We are negotiating amendments to the 2019 quarterly ratios. We have a $5.9 million balance under the Term Loan, net of approximately $5,000 of debt issuance costs.

NOTE 6 — INCOME TAXES

We recorded net income tax benefit of $0.4 million for the year ended December 31, 2018 and net income tax expense of $1.4 million for the year ended December 31, 2017. The net benefit for the year ended December 31, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.9 million. The current tax expense consists of income tax primarily from our U.S. and U.K. based operations. The deferred tax benefit primarily consists of benefits from establishing deferred tax assets of $0.5 million for our foreign tax credit (“FTC”) carryforwards, $0.2 million for net operating losses from certain U.K. subsidiaries that are expected to be used by another U.K. subsidiary and $0.2 million decrease in net deferred tax liabilities. The net expense during the year ended December 31, 2017 consisted of current income tax expense of $1.9 million and a deferred tax benefit of $0.5 million. The current tax expense consists of income tax from our U.S., U.K., France and India based operations and unrecoverable foreign withholding taxes in the U.K. The deferred tax benefit was related primarily to the increase of certain net deferred tax assets and amortization of stock options and the intangible assets related to the acquisition of Evolving Systems NC, Inc. in September 2015.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company including the reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits, capitalization of research and development expenditures, and additional limitations on the deductibility of executive compensation and interest.  We adjusted our deferred tax assets and liabilities in the U.S. at December 31, 2017, using the new federal corporate tax rate of 21%.

Global Intangible Low-taxed Income

We recognize the tax on global intangible low-taxed income (“GILTI”) as a period cost in the period the tax is incurred.  Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.  For the year ended December 31, 2018, there is no GILTI inclusion.

Transfer pricing adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with the Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. In accordance with the APA, the adjustments necessary to reflect the reduction in 2018 U.S. pre-tax income in the resulted in an increase in domestic income before income tax expense of $5.5 million and a corresponding decrease in foreign income before income tax expense in the year ended 2018.

The pre-tax (loss) income on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2018	2017

Domestic	$(17,820)	$(4,168)
Foreign	2,607	8,105
Total	$(15,213)	$3,937

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2018	2017

Current:
Federal	$340	$(108)
Foreign	155	1,998
State	25	22
Total Current	520	1,912
Deferred:
Federal	41	(444)
Foreign	(987)	(47)
Total Deferred	(946)	(491)
Total	$(426)	$1,421

As of December 31, 2018, and 2017 we had no Federal NOL carryforwards remaining. As of December 31, 2018, and 2017, we had state NOL’s of approximately $27.5 million and $28.9 million, respectively. The state NOL carryforwards expire at various times beginning in 2019 and ending in 2037. As of December 31, 2018, and 2017, we had foreign NOLs of $5.5 million and $5.6 million, respectively. The foreign NOL carryforwards expire at various times beginning in 2019 and ending in 2037. In addition, we have research and experimentation credit carryforwards of approximately $0.3 million which may expire in 2019 and Alternative Minimum Tax (“AMT”) credits of $0.8 million. For tax years beginning after 2018 and before 2023, the AMT credit is refundable in an amount equal to 50% of excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws. The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries. The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income (“Foreign Tax Credit” or “FTC”). An election to either claim a deduction or FTC on such foreign income taxes can be made each tax year, independent from elections made in other years. An FTC reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax. As the election to claim the FTC or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or FTC on an annual basis. We had approximately $4.8 million of FTC’s to carryforward into 2019 and subsequent years as a deferred tax asset. As of December 31, 2018, our FTC deferred tax asset balance was approximately $0.5 million, net of its valuation allowance. We utilized $0.5 million of Foreign Tax Credits for the year ended December 31, 2017 to offset the one-time transition tax on indefinitely reinvested and unrepatriated foreign earnings.  The determination of the transition tax required analysis regarding the amount and composition of our historical earnings, the amount of available Foreign Tax Credits and our ability to utilize certain Foreign Tax Credits

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Foreign tax credits carryforwards	$4,788	$4,731
Net operating loss carryforwards – Foreign	5,531	5,596
Net operating loss carryforwards – State	887	914
Research & development credits	303	303
AMT credit	770	770
Stock compensation	559	570
Depreciable assets	38	33
Accrued liabilities and reserves	67	66
Total deferred tax assets	12,943	12,983

Deferred tax liabilities:
Intangibles	(697)	(1,045)
Accrued liabilities and reserves	(174)	(120)
Total deferred tax liability	(871)	(1,165)

Net deferred tax assets, before valuation allowance	12,072	11,818
Valuation allowance	(10,932)	(11,544)
Net deferred tax asset	$1,140	$274

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. In September 2017, we established a deferred tax liability of $0.4 million as a result of the acquisition of the Lumata Entities. As of December 31, 2018, and 2017, there was a net deferred tax liability of $0.7 million and a net deferred tax liability of $0.8 million, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We maintain a valuation allowance on the domestic net deferred tax assets other than $0.7 million in AMT credits and $0.5 million in FTC, and $0.3 million of foreign net deferred tax assets, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, research and development credits and, Foreign Tax Credits. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The benefit for income taxes differs from the amount computed by applying the U.S. federal and state combined income tax rate of 25.6% for 2018 and 38.0% for 2017 to (loss) income to (loss) income before income tax (benefit) expense as follows (in thousands):

	For the Years Ended December 31,
	2018	2017

U.S. federal income tax expense at statutory rates	$(3,920)	$1,776
State income tax expense, net of federal impact	23	22
Foreign Tax Credit	—	(848)
Foreign rate differential	540	(1,312)
Foreign deemed dividends	—	1,311
Change in valuation allowance	(274)	844
Research and development expenses	(1,167)	(305)
Foreign taxes	—	18
Section 78 Gross-up	—	311
US Tax Reform	—	(108)
Goodwill impairment loss	4,188	—
Permanent differences and other, net	184	(288)
Total tax (benefit) expense	$(426)	$1,421

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2018, and 2017, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months. Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable may be reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2018 and 2017, which would be reflected as income tax expense or benefit in the statement of operations.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the U.K., France, and India. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Dividends

There were no accrued dividends as of December 31, 2018 and 2017, respectively.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our term loan facility or any other credit facility then in effect.

Treasury Stock

As of December 31, 2018, and 2017, we hold 178,669, respectively shares of our common stock that we purchased prior to the expiration of our stock purchase program on December 31, 2014.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2018, and 2017, no shares of preferred stock were outstanding.

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

NOTE 8 — SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.7 million for the years ended December 31, 2018 and 2017, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2018	2017
Cost of revenue, excluding depreciation and amortization	$52	$26
Sales and marketing	39	28
General and administrative	590	611
Product development	21	77
Total share-based compensation	$702	$742

Stock Option/Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1.0 million shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.25 million. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.5 million. In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2.0 million. Awards permitted under the 2007 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and one year for directors and, with respect to stock option grants, expire no more than ten years from the date of grant. At December 31, 2018 and 2017, there were no shares available for grant under the 2007 Stock Plan. At December 31, 2018 and 2017, 0.5 million and 0.7 million options and restricted shares were issued and outstanding under the 2007 Stock Plan, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 0.25 million shares reserved for issuance. In June 2018, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 0.85 million Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At December 31, 2018 and December 31, 2017, 0.4 million and 0.6 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively. At December 31, 2018 and December 31, 2017, there were approximately 0.4 million and 0.1 million shares available for grant under the 2016 Stock Plan, respectively.

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at December 31, 2016	15
Add restricted stock granted	622
Less restricted stock vested	(5)
Less restricted stock forfeited/expired	(35)
Unvested restricted stock at December 31, 2017	597
Less restricted stock vested	(181)
Less restricted stock forfeited/expired	(67)
Unvested restricted stock at December 31, 2018	349

During the year ended December 31, 2017 we awarded a total of 0.6 million shares of restricted stock to members of our senior management. During the years ended December 31, 2018 and 2017, approximately 0.18 million and 0.01 million shares of restricted stock vested, respectively. There were forfeitures of approximately 0.07 million shares of restricted stock during the year ended December 31, 2018. There were forfeitures of approximately 0.03 million shares of restricted stock during year ended December 31, 2017.

The fair market value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members. Stock-based compensation expense includes $0.5 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively for restricted stock. The shares of restricted stock granted to our Board of Directors and senior management team in 2017 include 0.2 million shares subject to achievement of annual performance goals established by our Board of Directors. The restricted shares vest over four years.

Of the restrictions on the stock awards granted during the periods ended March 31, 2017 and June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one-year anniversary of their offering thereafter for four years. The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. Of the restrictions on the stock awards granted during the third quarter of 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three-year period. Of the restrictions on the stock awards granted during the fourth quarter of 2017, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three-year period. Of the restrictions on the stock awards granted during the period ended December 31, 2017, one-fourth was released on the one-year anniversary of the date of the grant and the balance is being released quarterly over a three-year period. For the year ended December 31, 2018, we did not attain the annual performance goals. Vested shares are included in the number of Common Stock outstanding shares referenced on the cover of this Annual Report on Form 10-K and referenced in the table above for the year ended December 31, 2018.

The weighted-average assumptions used in the fair value calculations of the stock options are as follows:

	For the Years Ended December 31,
	2018	2017
Expected term (years)	6.0	6.4
Risk-free interest rate	2.9%	2.15%
Expected volatility	38.43%	38.86%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2018 and 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at December 31, 2016	684	$6.17	7.30	$139
Less options forfeited/cancelled	(233)	5.50
Less options exercised	(108)	2.46
Add options granted	370	4.53
Options outstanding at December 31, 2017	713	$5.71	8.23	$128
Less options forfeited/cancelled	(142)	5.20
Less options exercised	(10)	0.40
Add options granted	30	2.25
Options outstanding at December 31, 2018	591	$5.75	7.39	$—

Options exercisable at December 31, 2018	368	$6.51	6.67	$—

The following is a summary of stock options outstanding under the plans as of December 31, 2018:

Stock Options Outstanding					Stock Options Exercisable
			Weighted Avg.
		Number of	Remaining		Number of
Range of		Shares	Contractual Life	Weighted Avg.	Shares	Weighted Avg.
Exercise Prices		(in thousands)	(years)	Exercise Price	(in thousands)	Exercise Price
$0.01	$4.46	40,608	7.82	$2.65	10,608	$3.78
$4.47	$4.55	171,875	8.84	$4.50	59,375	$4.50
$4.56	$5.90	91,175	7.97	$5.00	45,532	$5.27
$5.91	$6.23	179,500	6.75	$6.00	145,843	$6.00
$6.24	$10.90	107,851	5.49	$9.13	106,570	$9.13

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $1.84 and $1.87, respectively.

As of December 31, 2018, there were approximately $1.0 million of total time-based unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2018 and 2017 was $0.1. The total fair value of stock awards vested during the years ended December 31, 2018 and 2017 was $0.2 million.

The deferred income tax benefits from stock options expense related to Evolving Systems U.K. totaled less than $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Cash received from stock option exercises was less than $0.1 million for the years ended December 31, 2018 and 2017, respectively. There were no net settlement exercises during the year ended December 31, 2018.

Net settlement exercises during the year ended December 31, 2017, resulted in approximately 0.02 million shares issued and 0.08 million options cancelled in settlement of shares issued, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 0.55 million shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 0.01 million shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2018, there were approximately 0.05 million shares available for purchase. For the years ended December 31, 2018 and 2017, we recorded compensation expense of $0.0 million associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

Cash received from employee stock plan purchases was a de minimis amount for the years ended December 31, 2018 and 2017, respectively. We issued a de minimis number of shares related to the ESPP for the years ended December 31, 2018 and 2017, respectively.

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

During 2018 and 2017, we recorded a consolidated expense of $0.4 million and $0.2 million, under the aforementioned plans, respectively.

NOTE 10 — (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) or income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

	For the Years Ended December 31,
Basic (loss) income per common share:	2018	2017

Net (loss) income	$(14,787)	$2,516
Basic weighted average shares outstanding	12,108	11,934
Basic (loss) income per common share:	$(1.22)	$0.21

Diluted (loss) income per common share:
Net (loss) income	$(14,787)	$2,516
Weighted average shares outstanding	12,108	11,934
Effect of dilutive securities - options and restricted stock	—	47
Diluted weighted average shares outstanding	12,108	11,981
Diluted (loss) income per common share:	$(1.22)	$0.21

Weighted average options to purchase approximately 0.6 million shares, and 0.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2018, and 2017, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a)           Lease Commitments

We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England Bangalore, Kolkata and Delhi India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Mexico City, Mexico, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. Rent expense was $0.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. There was no sublease rental income for the years ended December 31, 2018 and 2017.

Our former headquarters office facility lease in Englewood, Colorado terminated on November 30, 2017 at the end of the lease term. Any leasehold improvements had been fully amortized, and equipment disposed of related to the office closure was fully depreciated. We entered into a monthly lease for new office facilities in Englewood Colorado. We account for the effect of any free rent or escalating lease payments as if the lease rate were consistent over the lease term. Future minimum commitments under non-cancelable operating leases gross of sublease payments as of December 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	Thereafter
Operating Leases	$1,470	$509	$357	$253	$252	$99
Total Commitments	$1,470	$509	$357	$253	$252	$99

(b)           Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2018 and 2017.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. We did not record any liabilities for these agreements as of December 31, 2018 and 2017.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, we did not record any liabilities for these product warranty provisions as of December 31, 2018 and 2017.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, we did not record any liabilities for these indemnification provisions as of December 31, 2018 and 2017.

When we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment prior to October 24, 2014. The contractually agreed time period for mandatory arbitration, as well as the applicable Delaware state law, has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million gain in other income for the fiscal year ending December 31, 2018.

(c)                                 Litigation

In June 2018, we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, in July 2018 we paid $0.3 million toward the settlement, $0.1 million of which was on the Company’s behalf and recorded as other expense for the fiscal year ending December 31, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from a $0.3 million final payment due to the sellers of SSM.

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

NOTE 12 — GEOGRAPHICAL INFORMATION

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

	December 31, 2018	December 31, 2017
Long-lived assets, net
United States	$2,741	$11,276
United Kingdom	7,098	17,968
Other	1,752	1,843
	$11,591	$31,087

NOTE 13 — RESTRUCTURING

There were no restructuring charges during the fiscal year ending December 31, 2018. During the second half of 2017, we undertook a reduction in workforce involving the termination of employees resulting in an expense of $0.3 million primarily related to severance for the affected employees. The reduction in workforce was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity as a result of the acquisition of EVOL BLS in the third quarter of 2017.

There was no restructuring liability as of December 31, 2018 and 2017, respectively.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in internal control over financial reporting. During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

As of December 31, 2018, we are in compliance with the covenants of our East West Bank loans except for our fixed charge coverage ratio, which was 0.81 and failed to meet the minimum requirement of 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the violation. We are negotiating amendments to the 2019 quarterly ratios. A copy of the waiver is filed as Exhibit 10.32 to this Annual Report on Form 10-K.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2018, entitled “Proposal No. 1-Election of Directors,” “Management” and “Information Regarding the Board and Its Committees.”

ITEM 11.             EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2018, entitled “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2018, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2018, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2018 Proxy Statement, anticipated to be filed within 120 days of December 31, 2018, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:

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

3.1†	Restated Certificate of Incorporation.
3.1(a)	Certificate of Designation for the Series B Convertible Preferred Stock, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 10, 2004 and incorporated herein by reference.
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

10.7*	Amendment to Management Change in Control Agreement — Thaddeus Dupper, as filed as Exhibit 10.20(a) to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.8	Fifth Amendment to Office Building Lease Agreement, as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.9	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 22, 2011 and incorporated herein by reference.
10.10*	Employment Agreement entered into between Evolving Systems, Inc. and Thaddeus Dupper, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference.
10.11*	Consulting Agreement between Evolving Systems, Inc. and Anita T. Moseley, as filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on July 1, 2011 and incorporated herein by reference.
10.12	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
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

10.21	Asset Purchase Agreement, dated as of May 5, 2017 by BLS Limited and Business Logic Systems Limited and incorporated herein by reference.
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

10.32	East West Bank Fixed Coverage Charge Waiver Letter dated March 29, 2019
21(a)	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017 (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to the Consolidated Financial Statements.

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

EVOLVING SYSTEMS, INC.

By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	April 4, 2019
	Matthew Stecker	(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Stecker, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	April 4, 2019
	Matthew Stecker	(Principal Executive Officer)

By:	/s/ MARK P. SZYNKOWSKI	Senior Vice President of Finance	April 4, 2019
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	April 4, 2019
David J. Nicol

By:	/s/ RICHARD R. RAMLALL	Director	April 4, 2019
Richard R. Ramlall

By:	/s/ DAVID S. OROS	Director	April 4, 2019
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	April 4, 2019
Julian D. Singer