Form 10-Q
period 2019-03-31
EVOLVING SYSTEMS INC
filed 2019-05-15
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVOL	Nasdaq Capital Market

As of May 13, 2019, there were 12,161,489 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,562	$6,732
Contract receivables, net of allowance for doubtful accounts of $942 and $771 at March 31, 2019 and December 31, 2018, respectively	7,676	7,757
Unbilled work-in-progress, net of allowance for doubtful accounts of $554 and $552 at March 31, 2019 and December 31, 2018, respectively	3,027	3,044
Prepaid and other current assets	1,920	1,351
Income taxes receivable	1,179	1,137
Total current assets	19,364	20,021
Property and equipment, net	375	303
Amortizable intangible assets, net	4,356	4,550
Operating leases - right to use assets	1,534	—
Goodwill	6,828	6,738
Deferred income taxes, net	1,144	1,140
Total assets	$33,601	$32,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion	$5,149	$3,573
Accounts payable and accrued liabilities	5,174	4,483
Unearned revenue	4,366	3,911
Total current liabilities	14,689	11,967
Long-term liabilities:
Term loans, net of current portion	—	2,365
Lease obligations - operating leases, net of current portion	1,152	—
Total liabilities	15,841	14,332

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,340,378 shares issued and 12,161,489 outstanding as of March 31, 2019 and 12,305,597 shares issued and 12,126,708 outstanding as of December 31, 2018	12	12
Additional paid-in capital	99,354	99,224
Treasury Stock, 178,889 shares as of March 31, 2019 and December 31, 2018, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(9,788)	(10,115)
Accumulated deficit	(70,565)	(69,448)
Total stockholders’ equity	17,760	18,420
Total liabilities and stockholders’ equity	$33,601	$32,752

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUE
License fees	$714	$335
Services	5,983	7,823
Total revenue	6,697	8,158

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	1,945	2,857
Sales and marketing	2,066	1,637
General and administrative	1,800	1,740
Product development	1,289	853
Depreciation	25	33
Amortization	237	242
Total costs of revenue and operating expenses	7,362	7,362

(Loss) income from operations	(665)	796

Other (expense) income
Interest income	5	28
Interest expense	(93)	(126)
Other expense	(12)	(31)
Foreign currency exchange loss	(261)	(88)
Other expense, net	(361)	(217)

(Loss) income from operations before income taxes	(1,026)	579
Income tax expense	91	95
Net (loss) income	$(1,117)	$484

Basic (loss) income per common share	$(0.09)	$0.04

Diluted (loss) income per common share	$(0.09)	$0.04

Weighted average basic shares outstanding	12,138	12,077
Weighted average diluted shares outstanding	12,138	12,165

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net (loss) income	$(1,117)	$484

Other comprehensive income
Foreign currency translation gain	327	722

Comprehensive (loss) income	$(790)	$1,206

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

Three Months Ended March 31, 2019

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	Stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	34,781	—	—	—	—	—	—
Share-based compensation expense	—	—	130	—	—	—	130
Net loss	—	—	—	—	—	(1,117)	(1,117)
Foreign currency translation gain	—	—	—	—	327	—	327
Balance at March 31, 2019	12,161,489	$12	$99,354	$(1,253)	$(9,788)	$(70,565)	$17,760

Three Month Ended March 31, 2018

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	Stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2018	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	235	—	—	—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Share-based compensation expense	—	—	366	—	—	—	366
Net income	—	—	—	—	—	484	484
Foreign currency translation gain	—	—	—	—	722	—	722
Balance at March 31, 2018	12,115,392	$12	$98,883	$(1,253)	$(7,480)	$(54,177)	$35,985

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,117)	$484
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	25	33
Amortization of intangible assets	237	242
Amortization of debt issuance costs	6	5
Amortization of operating leases — right to use assets	75	—
Share-based compensation expense	130	366
Unrealized foreign currency transaction loss, net	261	88
Bad debt expense, net	63	—
Provision for deferred income taxes	31	(135)
Change in operating assets and liabilities:
Contract receivables	(5)	(571)
Unbilled work-in-progress	33	461
Prepaid and other assets	(558)	453
Accounts payable and accrued liabilities	276	(784)
Income taxes receivable	(42)	—
Unearned revenue	375	1,232
Lease obligations — operating leases	(87)	—
Net cash (used in) provided by operating activities	(297)	1,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95)	(12)
Net cash used in investing activities	(95)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(781)	(500)
Net cash used in financing activities	(781)	(500)

Effect of exchange rate changes on cash and cash equivalents	3	(250)

Net (decrease) increase in cash and cash equivalents	(1,170)	1,112
Cash and cash equivalents at beginning of period	6,732	7,562
Cash and cash equivalents at end of period	$5,562	$8,674

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$74	$122
Income taxes paid	$—	$150
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. (“we,” “us,” “our,” the “Company”, “Evolving” and “Evolving Systems”) is a provider of real-time digital engagement solutions and services of software solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry and their partners.

Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly personalized and contextually relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. Our service activation solution, Tertio® (“TSA”) is used to activate bundles of voice, video and data services for wireless, wireline and cable network operators; our SIM card activation solution, Dynamic SIM Allocation TM (“DSA”) is used to dynamically allocate and assign resources to Mobile Network Operators (“MNOs”) devices that rely on SIM cards; our Mobile Data Enablement TM (“MDE”) solution provides a data consumption and policy management solution for wireless carriers and Mobile Virtual Network Operators (“MVNOs”) that monitor the usage and consumption of data services; our Total Number Management™ (“TNM”) product is a scalable and fully automated database solution that enables operators to reliably and efficiently manage their telephone numbers as well as other communication identifiers (i.e. SIMs, MSISDNs IMSIs, ICCIDs, IPs). Our solutions can be deployed on-premise or as a Software-as-a-Service (“SaaS”). We service a customer base of more than 100 customers spanning 65 countries across the world.

Basis of Presentation — As disclosed in NOTE 7 — DEBT, as of March 31, 2019, we have $5.1 million in outstanding principal obligations on two term loans payable to East West Bank (“EWB”) that require us to maintain specified financial ratios that are defined in the loan agreements.  During the first quarter 2019, the Company incurred a net loss and negative cash flows from operations.  We are current on our loan payment obligations and we have made all scheduled loan payments to date.  We did not comply with the fixed charge ratio covenant for the quarter ended December 31, 2018 and received a waiver of the non-compliance from EWB.   We did not comply with the fixed charge ratio and the leverage ratio covenants for the quarter ended March 31, 2019.  We are currently negotiating with EWB to resolve the non-compliance and loan terms.

EWB has the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods.  To date, EWB has not issued a notice of default or demanded accelerated payment.  There can be no assurance that we will successfully renegotiate the loans’ terms, however our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.  In making this assessment, we considered our $5.6 million in cash and cash equivalents and our $4.7 million in working capital at March 31, 2019, along with our ability to historically generate positive cash flows from operations.  Other than classifying the entire $5.1 million in outstanding debt principal as a current liability on our March 31, 2019 balance sheet, no adjustments have been made to our unaudited condensed consolidated financial statements.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K as filed with the SEC on April 4, 2019.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, deferred taxes and income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

Foreign Currency — Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our condensed consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other (expense) income in the period in which they occur.

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification — Certain reclassifications have been made to conform the 2018 amounts to the 2019 classifications for comparative purposes.

Revenue Recognition — The majority of our license fees and services revenue is generated from fixed-price contracts and provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer and exclude any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service and/or software to our customer.

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

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License fees represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time generally as a single performance obligation. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered at a point in time. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated value. The selection of the method to measure progress towards completion requires judgment and is based on the extent of progress towards completion of the performance obligation. We recognize revenue using the input method of accounting based on labor hours.

ii. Customer Support Revenue

Customer support services includes annual support fees, recurring maintenance fees, and minor product upgrades generally as a single performance obligation. The Company also offers a warranty support fee which represents a separate performance obligation that is provided for up to a year with initial license purchase. The Company allocates the contract transaction price related to warranty support fees based on pricing consistent with what we would offer to other market participants. Upon the conclusion of the warranty period, the customer can choose to continue to receive support and maintenance services via our customer support offerings. We recognize revenue from our support ratably over the service contract period.

iii. Services Revenue

We recognize revenue from fixed-price service contracts using the input method of accounting based on labor hours. These contracts generally include a single performance obligation. Under the input method, revenue is recognized on the basis of an entity’s efforts or inputs toward satisfying a performance obligation. We recognize revenue from professional services provided pursuant to time-and-materials based contracts and training services as the services are performed, as that is when our performance obligation to our customers under such arrangements is fulfilled.

iv. Managed Services

We recognize revenue from our managed services contracts primarily over the service contract period generally as a single performance obligation. On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract. Revenue for this type of managed service contract is recognized using the input method of accounting, as previously described.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Primary geographical markets
United Kingdom	$1,372	$1,806
Other	5,325	6,352
	$6,697	$8,158

Major products/service lines
Licensing fees	$714	$335
Customer support, including warranty support fees	2,232	2,609
Services	1,581	2,951
Managed services	2,170	2,263
Total services	5,983	7,823
	$6,697	$8,158

Timing of revenue recognition
Products transferred at a point in time	$487	$160
Products and services transferred over time	6,210	7,998
	$6,697	$8,158

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Assets
Contract receivables, net	$7,676	$7,757
Unbilled work-in-progress, net	$3,027	$3,044
Liabilities
Unearned revenue	$4,366	$3,911

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million and less than $0.1 million at March 31, 2019 and December 31, 2018, respectively.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years, and are included in sales and marketing. In the three-month periods ended March 31, 2019 and 2018, the amount of amortization was less than $0.1 million and there was no impairment loss in relation to the costs capitalized.  Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended March 31, 2019 and 2018, we recognized revenue of $1.8 million, and $3.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of this period and 2018.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $5.1 million. The Company expects approximately 65% of remaining performance obligations to be recognized into revenue within the next twelve months, 23% in 1 to 2 years and 12% in 3 to 4 years.

Stock-based Compensation — We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees, non-employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock.

Income Taxes — We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

We currently operate our business as one operating segment which includes two revenue types: license fees revenue and services revenue (as shown on the condensed consolidated statements of operations). License fees revenue represents the fees received from the license of software products. Services revenue includes services directly related to the delivery of the licensed products, such as fees for custom development, integration services, SaaS services, managed services, annual support fees, recurring maintenance fees, fees for maintenance upgrades and warranty services. Warranty services that are similar to software maintenance services are typically bundled with a license sale.

Recently Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations.

We adopted the new standard on January 1, 2019, its effective date. We used the optional transition method approach with the effective date as the date of initial application. Consequently, prior periods will not be restated, and the disclosures required under ASC 840 will continue to be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also have elected the practical expedient to not separate lease and non-lease components for all our leases and will not reassess whether initial direct costs qualify for capitalization (see Note 10).

The adoption of the standard resulted in the recognition of additional ROU assets and lease liabilities of approximately $1.6 million as of January 1, 2019, that did not change previously reported net income and did not result in a cumulative effect adjustment to accumulated deficit and did not impact cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220) —Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. We adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation — Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. We adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. We have not yet assessed the impact on our condensed consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We have not yet assessed the impact on our condensed consolidated financial statements or related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

Total
Goodwill
Balance at January 1, 2019	$6,738
Effect of changes in foreign currency exchange rates (1)	90
Balance at March 31, 2019	$6,828

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

We perform our annual goodwill impairment test as of July 31. Changes in estimates and assumptions could materially affect the determination of fair value and goodwill. Due to our transition of packaging our products and services into a single managed service offering, we have determined we have one reporting unit. We do not believe the aggregation of our reporting units impacts the value of our goodwill nor are there any additional events through the date this Form 10-Q was filed which impact our assumptions on the determination of the fair value of our goodwill.

We amortized identifiable intangible assets for Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata entities on a straight-line basis over their estimated useful lives. As of March 31, 2019, and December 31, 2018, identifiable intangibles were as follows (in thousands):

	March 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,895		$(1,220)		$1,675
Trademarks and tradenames	306		(229)		77
Non-competition	39		(39)		—
Customer relationships	4,333		(1,729)		2,604
	$7,573	(1)	$(3,217	)(1)	$4,356

	December 31, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,877		$(1,121)		$1,756
Trademarks and tradenames	303		(223)		80
Non-competition	39		(38)		1
Customer relationships	4,303		(1,590)		2,713
	$7,522	(1)	$(2,972	)(1)	$4,550

(1)         Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2019 is as follows (in thousands):

Twelve Months Ending March 31,
2020	$943
2021	943
2022	909
2023	632
2024	312

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Accounts payable	$1,751	$1,276
Accrued compensation and related expenses	1,765	1,863
Accrued liabilities	1,288	1,344
Lease obligations — operating leases - current	370	—
	$5,174	$4,483

NOTE 4 — (LOSS) INCOME PER COMMON SHARE

We compute basic (loss) income per share (“IPS”) by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period, including common stock issuable under participating securities. We compute diluted IPS using the weighted average number of shares outstanding, including participating securities, plus all potentially dilutive common stock equivalents. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the denominator of the basic and diluted IPS computations (in thousands, except per share data):

	For the Three Months Ended March 31,
Basic income per common share:	2019	2018
Net (loss) income	$(1,117)	$484
Basic weighted average shares outstanding	12,138	12,077
Basic (loss) income per common share:	$(0.09)	$0.04

Diluted income per common share:
Net (loss) income	$(1,117)	$484
Weighted average shares outstanding	12,138	12,077
Effect of dilutive securities - options and restricted stock	—	88
Diluted weighted average shares outstanding	12,138	12,165
Diluted (loss) income per common share:	$(0.09)	$0.04

As a result of our loss for the three months ended March 31, 2019, basic and diluted loss per common share are $(0.09) because any potentially dilutive shares are excluded from determining the dilutive loss per share. For the three months ended March 31, 2019 and 2018, 0.6 million and 0.3 million shares, respectively, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

NOTE 5 — SHARE-BASED COMPENSATION

We recognized $0.1 million and $0.4 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes share-based compensation expenses recorded in the condensed consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cost of revenue, excluding depreciation and amortization	$4	$13
Sales and marketing	3	16
General and administrative	115	310
Product development	8	27
Total share-based compensation	$130	$366

Stock Incentive Plans

At March 31, 2019 and December 31, 2018, no shares were available for grant under the 2007 Stock Plan, as amended. At March 31, 2019 and December 31, 2018, 0.5 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At March 31, 2019 and December 31, 2018, there were approximately 0.4 million shares available for grant under the 2016 Stock Plan, respectively. At March 31, 2019 and December 31, 2018, 0.4 million options and restricted shares were issued and outstanding under the 2016 Stock Plan.

The fair value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors. The company did not recognize any share-based compensation expense in connection with its performance vesting conditions during the period. Vested shares are included in the number of Common Stock outstanding shares referenced on the cover of this Quarterly Report on Form 10-Q and referenced in the table below for the three months ended March 31, 2019.

The following is a summary of restricted stock activity under the plans for the three months ended March 31, 2019:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2019	349
Less restricted stock vested	(34)
Less restricted stock forfeited/expired	(139)
Unvested restricted stock at March 31, 2019	176

The following is a summary of stock option activity under the plans for the three months ended March 31, 2019:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise	Term	(in
	(in thousands)	Price	(Years)	thousands)
Options outstanding at January 1, 2019	591	$5.75	7.39	$—
Less options forfeited/cancelled	(23)	4.56
Less options exercised	—	—
Options outstanding at March 31, 2019	568	$5.80	7.09	$—

Options exercisable at March 31, 2019	373	$6.55	6.37	$—

There were no stock options granted during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $0.9 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.19 years. The total fair value of stock options and restricted stock vested during the three months ended March 31, 2019 and 2018 was less than $0.1 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2019 and 2018 one significant customer (defined as contributing at least 10%) accounted for 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

NOTE 7 — DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The Loan Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of March 31, 2019, the U.S.A. Prime Rate was 5.5%. In the event of a default, the interest rate increases by 5% per annum. EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. As of March 31, 2019, the U.S. Prime Rate was 5.5%. In the event of a default, the interest rate increases 5% per annum. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan matures on January 1, 2020.

As of December 31, 2018, our fixed charge coverage ratio, was 0.81, which failed to meet the minimum required 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the December 31, 2018 violation. As of March 31, 2019, our fixed charge ratio was 0.31, which failed to meet the minimum required 1.25 fixed charge coverage ratio and our leverage ratio was 2.8, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the loan agreements. As of March 31, 2019, we classified the entire $5.1 million in outstanding debt as a current liability.

NOTE 8 — INCOME TAXES

We recorded net income tax expense of $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The net expense during the three months ended March 31, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations. The net expense during the three months ended March 31, 2018 consisted of current income tax expense of $0.2 million and a deferred tax benefit of $(0.1) million. The current tax expense consists of income tax from our U.K. and India based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

Our effective tax rate was (9%) and 16% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate relates to our net income coming from our Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of March 31, 2019, and December 31, 2018 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.8 million in U.S. Alternative Minimum Tax (“AMT”) tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. Our deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018, were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred tax assets:
Foreign tax credits carryforwards	$4,835	$4,788
Net operating loss carryforwards — Foreign	5,584	5,531
Net operating loss carryforwards - State	907	887
Research & development credits	—	303
AMT credits	770	770
Stock compensation	600	559
Depreciable assets	41	38
Accrued liabilities and reserves	89	67
Total deferred tax assets	12,826	12,943

Deferred tax liabilities:
Intangibles	(651)	(697)
Accrued liabilities and reserves	(184)	(174)
Total deferred tax liability	(835)	(871)

Net deferred tax assets, before valuation allowance	11,991	12,072
Valuation allowance	(10,847)	(10,932)
Net deferred tax asset	$1,144	$1,140

As of March 31, 2019, and December 31, 2018 we had no liability for unrecognized tax benefits.

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

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with the Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.2 million and a corresponding decrease in foreign income before income tax expense in the three months ended March 31, 2019.

NOTE 9 —GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our offices in Colorado, North Carolina and our U.K.-based Evolving Systems U.K. subsidiary. Additionally, personnel in Cluj, Romania; Grenoble, France; and Bangalore and Kolkata, India; provide software development services and support to our global operations. Financial information relating to operations by geographic region exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	March 31, 2019	December 31, 2018
Long-lived assets, net
United States	$2,633	$2,741
United Kingdom	7,241	7,098
Other	3,219	1,752
	$13,093	$11,591

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England Bangalore, Kolkata and Delhi India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Mexico City, Mexico, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the three months ended March 31, 2019. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020, however we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended March 31, 2019. Certain leases, based on our expected future use of the facilities, are assumed to be renewed for periods beyond their contractual termination dates and the estimated cost for the extended periods are included in determining the lease liabilities and ROU assets. Rent expense was $0.2 million for the three months ended March 31, 2019 and 2018, respectively. There was no sublease rental income for the three months ended March 31, 2019 and 2018. We paid $0.2 million against Lease obligations — operating leases in the three months ended March 31, 2019.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and ROU assets.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

March 31, 2019

Other long-term assets	$1,534

Accounts payable and accrued liabilities	370
Lease obligations — operating leases, net of current portion	1,152
Total lease liability	$1,522

Weighted average remaining lease term (in years)	4.9
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019, for the following five fiscal years and thereafter were as follows:

March 31, 2019
2019 — Remaining	$393
2020	403
2021	337
2022	313
2023	178
Thereafter	168
Total future minimum lease payments	1,792
Present value adjustment	270
Total	$1,522

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2019 or December 31, 2018.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2019 or December 31, 2018.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2019 or December 31, 2018.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2019 or December 31, 2018.

(c)                                  Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting the final compensation was not properly calculated.  We currently do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 4, 2019, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

Evolving Systems, Inc. is a provider of real-time digital engagement solutions, SIM and number management services to wireless operators. We operate a managed services business model through which we maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry. The Company has moved from selling technology to offering business solutions. The value proposition likewise has moved away from cost savings to a focus on revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expense models based on managed services with performance fees.

In 2017, we completed our acquisitions of BLS and the four business operating units of the “Lumata Entities”. BLS solutions can turn customer data into actionable insights and personalized contextual offers. Customer engagement occurs through in-bound and out-bound offers and is further extended through a suite of loyalty and retention solutions. The Lumata Entities are a leading global provider of real-time, next generation loyalty and customer lifecycle management software and services that help businesses gain value from their customer data for relevant and contextual insights and actions of value to both customers and enterprises. The acquisitions grew our customer base to include wireless carriers Orange, Telefonica and other Tier-1 and emerging wireless carriers in Europe, Asia, the Middle East, Africa, the Caribbean and Central and South America.

RECENT DEVELOPMENTS

In 2019, we announced Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CVM platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect much of 2019 to focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data, all of which greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. Enhancements to our technology further expands our managed services platform for delivering on-tap strategic and tactical solutions.

Consolidated revenue was $6.7 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was due to the decline in Services revenue with our historical client relationships, offset by a slight increase in License fees.

We have operations in foreign countries where the local currency is used to prepare the condensed consolidated financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2019 and 2018 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

For the Three Months Ended March 31,
2019 vs. 2018
Changes in:
Revenue	$(125)
Costs of revenue and operating expenses	(593)
Income from operations	$(718)

The net effect of our foreign currency translations for the three months ended March 31, 2019 was a $0.1 million decrease in revenue and a $0.6 million decrease in operating expenses versus the three months ended March 31, 2018.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended March 31,
	2019	2018
REVENUE
License fees	11%	4%
Services	89%	96%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	29%	35%
Sales and marketing	31%	20%
General and administrative	27%	21%
Product development	19%	10%
Depreciation	0%	0%
Amortization	4%	3%
Total costs of revenue and operating expenses	110%	89%

(Loss) income from operations	(10)%	11%

Other (expense) income
Interest income	0%	0%
Interest expense	(1)%	(2)%
Other loss	(0)%	(0)%
Foreign currency exchange loss	(4)%	(1)%
Other expense, net	(5)%	(3)%

(Loss) income from operations before income taxes	(15)%	8%

Income tax expense	1%	1%

Net (loss) income	(16)%	7%

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

License Fees

License fees revenue was $0.7 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase in revenues of $0.4 million is primarily related to an increase in number of incremental licenses to an existing client.

Services

Services revenue decreased $1.8 million, or 23%, to $6.0 million for the three months ended March 31, 2019 from $7.8 million for the three months ended March 31, 2018. The decrease is related to $1.3 million in lost service revenue from the accounts not renewing or decrease in services or pricing to existing accounts. First quarter 2018 had many large projects, mostly related to the acquired companies, that were completed causing a decrease of $0.7 million partially offset by an increase of $0.4 million related new implementations.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization, decreased $1.0 million, or 34%, to $1.9 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. The decrease in costs of revenue is primarily attributable to lower service project hours allowing resources to work on internal projects and product development. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 29% for the three months ended March 31, 2019 from 35% for the three months ended March 31, 2018. The decrease as a percentage of revenue is primarily due to the decreased hours worked on client projects as staff was used to support internal efforts including product development.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.5 million, or 31%, to $2.1 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. The increase in expenses is attributable to $0.2 million in costs from additional staff and increased related expense to meeting existing and potential new customers and a $0.2 million increase in commission expense related to the timing of the expense related to increased bookings near quarter end before projects can fully start. As a percentage of total revenue, sales and marketing expenses increased to 31% for the three months ended March 31, 2019 from 20% for the three months ended March 31, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.1 million, or 6% to $1.8 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018, respectively. An increase of $0.3 million of costs related to professional services for the audit and other accounting projects were offset by a $0.2 million decrease in legal fees. As a percentage of revenue, general and administrative expenses increased to 27% compared to 21% for the three months ended March 31, 2019 and 2018, respectively as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.4 million, or 44%, to $1.3 million for the three months ended March 31, 2019 from $0.9 million for the three months ended March 31, 2018. The increase is primarily related to $0.4 million of additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 19 % for the three months ended March 31, 2019 from 10% for the three months ended March 31, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As a percentage of total revenue, depreciation expense for the three months ended March 31, 2019 and 2018 was less than 1%, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million the three months ended March 31, 2019 and 2018, respectively. As a percentage of revenue, amortization expense increased to 4% for the three months ended March 31, 2019 from 3% for the three months ended March 31, 2018, as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the three months ended March 31, 2019 and 2018, remained at $0.1 million. As a percent of revenue, interest expense was 1% and 2% for the three months ended March 31, 2019 and 2018, respectively.

Foreign Currency Exchange Loss

Foreign currency exchange loss resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary increased $0.2 million or 200% to $0.3 million for the three months ended March 31, 2019 from $0.1 million for the three months ended March 31, 2018. The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Other (Expense) Income

For the three months ended March 31, 2019 and 2018, other income was less than $0.1 million.

Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The net expense during the three months ended March 31, 2019 consisted of current income tax expense of $0.1 million. The current tax expense primarily consists of income tax from our Indian and Nigerian based operations. The net expense during the three months ended March 31, 2018 consisted of current income tax expense of $0.2 million and a deferred tax benefit of approximately $(0.1) million. The current tax expense consists of income tax from our U.K. and India based operations. The deferred tax benefit was related primarily amortization of deferred tax liabilities in the U.S.

Our effective tax rate was (9%) and 16% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate relates to our net income coming from our Indian and Nigerian based operations and net losses from our other U.S. operations for which we did not recognize a net deferred tax benefit.

We maintain a valuation allowance on the domestic net deferred tax assets other than $0.7 million in AMT credits and $0.5 million in FTC, and $0.3 million of foreign net deferred tax assets, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such domestic assets primarily consist of certain net state operating loss carryforwards and Foreign Tax Credits. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position decreased $3.4 million, or 42%, to $4.7 million as of March 31, 2019 from $8.1 million as of December 31, 2018. The decrease in working capital is related to a decrease in cash and cash equivalents, accounts receivable and unbilled work in progress along with an increase in unearned revenue and accounts payable and accrued liabilities, including the recording of an additional current liability related to Topic 842, and an increase in notes payable due to the reclassification to short-term offset by an increase in prepaid and other current assets.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2018 Annual Report on Form 10-K, except that as of March 31, 2019, our fixed charge ratio was 0.31, which failed to meet the minimum required 1.25 fixed charge coverage ratio and our leverage ratio was 2.8, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the 2019 quarterly ratios.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At March 31, 2019, our principal source of liquidity was $5.6 million in cash and cash equivalents and $7.6 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash may include capital expenditures and products technology expansion.

Net cash (used in) provided by operating activities for three months ended March 31, 2019 and 2018 was $(0.3) million and $1.9 million, respectively. Cash used in operating activities for the three months ended March 31, 2019 was primarily due to the net loss of $1.1 million (offset by noncash charges of $0.8 million) and an increase in prepaid and other assets of $0.6 million. This was partially offset by increases of $0.4 million in unearned revenue and $0.3 million of accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2018 was primarily due to net income of $0.5 million, plus noncash charges of $0.6 million, an increase in unearned revenue of $1.2 million and a $0.5 million decrease in prepaid and other assets. This was partially offset by a $0.8 million decrease in accounts payable and accrued liabilities.

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 of $0.1 million and less than $0.1 million, respectively, was primarily due to the purchase of property and equipment.

Net cash used in financing activities of $0.8 million compared to net cash used in financing activities of $0.5 million during the three months ended March 31, 2019 and 2018, respectively, was primarily related to principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at March 31, 2019 of $5.6 million;

•                                          Our working capital balance of $4.7 million; and

•                                          Our ability to historically generate positive cash flows from operations.

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors”, our term loan borrowings require us to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan and the Loan Facility. As of December 31, 2018, our fixed charge coverage ratio was 0.81, which failed to meet the minimum required 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the December 31, 2018 violation. As of March 31, 2019, our fixed charge ratio was 0.31, which failed to meet the minimum required 1.25 fixed charge coverage ratio and our leverage ratio was 2.8, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the loan agreements. As of March 31, 2019, we classified the entire $5.1 million in outstanding debt as a current liability.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the three months ended March 31, 2019 and 2018, the effect of exchange rate changes resulted in a less than $0.1 million increase and $0.2 million decrease to cash, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Not applicable

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

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 4, 2019.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit 10.1 — East West Bank Fixed Coverage Charge Waiver Letter dated March 29, 2019, as filed as Exhibit 10.32 to the Registrant’s Form 10-K filed on April 4, 2019 and incorporated herein by reference

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary
(Principal Financial and Accounting Officer)