Form 10-Q
period 2019-06-30
EVOLVING SYSTEMS INC
filed 2019-08-19
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, there were 12,162,270 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,310	$6,732
Contract receivables, net of allowance for doubtful accounts of $791 and $771 at June 30, 2019 and December 31, 2018, respectively	8,469	7,757
Unbilled work-in-progress, net of allowance for doubtful accounts of $659 and $552 at June 30, 2019 and December 31, 2018, respectively	2,575	3,044
Prepaid and other current assets	1,838	1,351
Income taxes receivable	1,357	1,137
Total current assets	19,549	20,021
Property and equipment, net	489	303
Amortizable intangible assets, net	4,075	4,550
Operating leases - right of use assets	1,416	—
Goodwill	—	6,738
Deferred income taxes, net	1,161	1,140
Total assets	$26,690	$32,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion	$4,267	$3,573
Accounts payable and accrued liabilities	5,225	4,483
Unearned revenue	5,642	3,911
Total current liabilities	15,134	11,967
Long-term liabilities:
Term loans, net of current portion	—	2,365
Lease obligations - operating leases, net of current portion	1,056	—
Total liabilities	16,190	14,332

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,341,159 shares issued and 12,162,270 shares outstanding as of June 30, 2019 and 12,305,597 shares issued and 12,126,708 shares outstanding as of December 31, 2018	12	12
Additional paid-in capital	99,417	99,224
Treasury Stock, 178,889 shares as of June 30, 2019 and December 31, 2018, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,129)	(10,115)
Accumulated deficit	(77,547)	(69,448)
Total stockholders’ equity	10,500	18,420
Total liabilities and stockholders’ equity	$26,690	$32,752

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
REVENUE
License fees	$253	$249	$967	$584
Services	6,003	7,888	11,986	15,711
Total revenue	6,256	8,137	12,953	16,295

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,160	2,891	4,105	5,748
Sales and marketing	1,693	1,599	3,759	3,236
General and administrative	1,206	2,188	3,006	3,928
Product development	1,204	955	2,493	1,808
Depreciation	64	48	89	81
Amortization	235	251	472	493
Goodwill impairment loss	6,687	—	6,687	—
Total costs of revenue and operating expenses	13,249	7,932	20,611	15,294

(Loss) income from operations	(6,993)	205	(7,658)	1,001

Other income (expense)
Interest income	4	2	9	30
Interest expense	(91)	(123)	(184)	(249)
Other expense	—	18	(12)	(13)
Foreign currency exchange gain (loss)	194	224	(67)	136
Other income (expense), net	107	121	(254)	(96)

(Loss) income from operations before income taxes	(6,886)	326	(7,912)	905
Income tax expense	96	167	187	262
Net (loss) income	$(6,982)	$159	$(8,099)	$643

Basic (loss) income per common share	$(0.57)	$0.01	$(0.67)	$0.05

Diluted (loss) income per common share	$(0.57)	$0.01	$(0.67)	$0.05

Weighted average basic shares outstanding	12,162	12,112	12,150	12,094
Weighted average diluted shares outstanding	12,162	12,124	12,150	12,145

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(6,982)	$159	$(8,099)	$643

Other comprehensive loss
Foreign currency translation loss	(341)	(1,663)	(14)	(941)
Comprehensive loss	$(7,323)	$(1,504)	$(8,113)	$(298)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

Six Months Ended June 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	35,562	—	—	—	—	—	—
Share-based compensation expense	—	—	193	—	—	—	193
Net loss	—	—	—	—	—	(8,099)	(8,099)
Foreign currency translation loss	—	—	—	—	(14)	—	(14)
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500

Six Months Ended June 30, 2018

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2018	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	1,857	—	—	—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Share-based compensation expense	—	—	493	—	—	—	493
Net income	—	—	—	—	—	643	643
Foreign currency translation loss	—	—	—	—	(941)	—	(941)
Balance at June 30, 2018	12,117,014	$12	$99,010	$(1,253)	$(9,143)	$(54,018)	$34,608

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

Continued

Three Months Ended June 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2019	12,161,489	$12	$99,354	$(1,253)	$(9,788)	$(70,565)	$17,760
Restricted stock vested	781	—	—	—	—	—	—
Share-based compensation expense	—	—	63	—	—	—	63
Net loss	—	—	—	—	—	(6,982)	(6,982)
Foreign currency translation loss	—	—	—	—	(341)	—	(341)
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500

Three Months Ended June 30, 2018

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2018	12,115,392	$12	$98,883	$(1,253)	$(7,480)	$(54,177)	$35,985
Stock option exercises	1,622	—	—	—	—	—	—
Share-based compensation expense	—	—	127	—	—	—	127
Net income	—	—	—	—	—	159	159
Foreign currency translation loss	—	—	—	—	(1,663)	—	(1,663)
Balance at June 30, 2018	12,117,014	$12	$99,010	$(1,253)	$(9,143)	$(54,018)	$34,608

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,099)	$643
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	89	81
Amortization of intangible assets	472	493
Amortization of debt issuance costs	12	5
Amortization of operating leases — right of use assets	193	—
Share-based compensation expense	193	493
Unrealized foreign currency transaction loss (gain), net	67	(137)
Bad debt expense, net	139	460
Change in fair value of contingent earn-out	—	413
Provision for deferred income taxes	(24)	(253)
Goodwill impairment loss	6,687	—
Change in operating assets and liabilities:
Contract receivables	(769)	726
Unbilled work-in-progress	352	282
Prepaid and other assets	(491)	16
Accounts payable and accrued liabilities	386	(1,299)
Income taxes receivable	(233)	—
Unearned revenue	1,768	1,091
Lease obligations — operating leases	(190)	—
Net cash provided by operating activities	552	3,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(273)	(47)
Net cash used in investing activities	(273)	(47)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,669)	(1,000)
Net cash used in financing activities	(1,669)	(1,000)

Effect of exchange rate changes on cash and cash equivalents	(32)	(236)

Net (decrease) increase in cash and cash equivalents	(1,422)	1,731
Cash and cash equivalents at beginning of period	6,732	7,562
Cash and cash equivalents at end of period	$5,310	$9,293

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$160	$—
Income taxes paid	$39	$157
Measurement period adjustment to goodwill and intangible assets	$—	$281
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. (“we,” “us,” “our,” the “Company”, “Evolving” and “Evolving Systems”) is a provider of real-time digital engagement solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry and their partners.

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

Basis of presentation —As disclosed in NOTE 7 — DEBT, as of June 30, 2019, we have $4.3 million in outstanding principal obligations on two term loans payable to East West Bank (“EWB”) that require us to maintain specified financial ratios that are defined in the loan agreements. We are current on our loan payment obligations and we have made all scheduled loan payments to date. We did not comply with the fixed charge ratio covenant for the quarter ended December 31, 2018 and received a waiver of the non-compliance from EWB. We did not comply with the fixed charge ratio and the leverage ratio covenants for the quarters ended June 30, 2019 and March 31, 2019. We are currently negotiating with EWB to resolve the non-compliance and loan terms. During the six months ended June 30, 2019, the Company also incurred a net loss of $8.1 million, which includes a goodwill impairment loss of $6.7 million.

On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(A), we have until January 6, 2020, to regain compliance with the Minimum Bid Price Rule. If we are unable to demonstrate compliance with the Minimum Bid Price Rule during the applicable grace period, our common stock will be subject to delisting on Nasdaq after that time.

EWB has the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods. To date, EWB has not issued a notice of default or demanded accelerated payment. There can be no assurance that we will successfully renegotiate the loans’ terms, however we believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. In making this assessment, we considered our $5.3 million in cash and cash equivalents and our $4.4 million in working capital at June 30, 2019, along with our ability to generate positive cash flows from operations for the six months ended June 30, 2019 and during the years ended December 31, 2018 and 2017. Other than classifying the entire $4.3 million in outstanding debt principal as a current liability on our June 30, 2019 balance sheet, no adjustments have been made to our unaudited condensed consolidated financial statements.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K as filed with the SEC on April 4, 2019.

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

Foreign Currency — Our reporting currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our condensed consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (expense) in the period in which they occur.

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition — The majority of our license fees and services revenue is generated from fixed-price contracts and provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer including any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service and/or software to our customer.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Primary geographical markets
United Kingdom	$1,344	$1,627	$2,716	$3,433
Other	4,912	6,510	10,237	12,862
	$6,256	$8,137	$12,953	$16,295

Major products/service lines
Licensing fees	$253	$249	$967	$584
Customer support, including warranty support fees	2,348	2,512	4,580	5,121
Services	1,615	2,352	3,196	5,303
Managed services	2,040	3,024	4,210	5,287
Total services	6,003	7,888	11,986	15,711
	$6,256	$8,137	$12,953	$16,295

Timing of revenue recognition
Products transferred at a point in time	$34	$162	$521	$322
Products and services transferred over time	6,222	7,975	12,432	15,973
	$6,256	$8,137	$12,953	$16,295

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	June 30, 2019	December 31, 2018
Assets
Contract receivables, net	$8,469	$7,757
Unbilled work-in-progress, net	$2,575	$3,044
Liabilities
Unearned revenue	$5,642	$3,911

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets (unbilled work-in-progress) are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million and less than $0.1 million at June 30, 2019 and December 31, 2018, respectively.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years, and are included in sales and marketing. In the three and six month periods ended June 30, 2019 and 2018, the amount of amortization was less than $0.1 million and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended June 30, 2019 and 2018, we recognized revenue of $1.7 million and $3.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period. For the six months ended June 30, 2019 and 2018, we recognized revenue of $2.3. million and $3.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $4.6 million. The Company expects approximately 67% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% in 1-2 years and 10% in 3-4 years.

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

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

Total
Goodwill
Balance at January 1, 2019	$6,738
Goodwill impairment loss	(6,687)
Effect of changes in foreign currency exchange rates (1)	(51)
Balance at June 30, 2019	$—

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss.

Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019, we performed an interim goodwill impairment test. Management considered, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and the absence of any changes in our business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill for the remaining carrying value of $6.7 million, which was recorded in the condensed consolidated financial statements for the three months ended June 30, 2019.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2019, and December 31, 2018, identifiable intangibles were as follows (in thousands):

	June 30, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,875		$(1,310)		$1,565
Trademarks and tradenames	302		(233)		69
Non-competition	39		(39)		—
Customer relationships	4,299		(1,858)		2,441
	$7,515	(1)	$(3,440	)(1)	$4,075

	December 31, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,877		$(1,121)		$1,756
Trademarks and tradenames	303		(223)		80
Non-competition	39		(38)		1
Customer relationships	4,303		(1,590)		2,713
	$7,522	(1)	$(2,972	)(1)	$4,550

(1)         Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million for the six month periods ended June 30, 2019 and 2018. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2019 is as follows (in thousands):

Twelve Months Ending June 30,
2020	$936
2021	936
2022	882
2023	516
2024	255

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Accounts payable	$1,515	$1,276
Accrued compensation and related expenses	1,723	1,863
Accrued liabilities	1,624	1,344
Lease obligation — operating leases - current	363	—
	$5,225	$4,483

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

The following is the reconciliation of the denominator of the basic and diluted IPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic income per common share:
Net (loss) income	$(6,982)	$159	$(8,099)	$643
Basic weighted average shares outstanding	12,162	12,112	12,150	12,094
Basic (loss) income per common share:	$(0.57)	$0.01	$(0.67)	$0.05

Diluted income per common share:
Net (loss) income	$(6,982)	$159	$(8,099)	$643
Weighted average shares outstanding	12,162	12,112	12,150	12,094
Effect of dilutive securities - options and restricted stock	—	12	—	51
Diluted weighted average shares outstanding	12,162	12,124	12,150	12,145
Diluted (loss) income per common share:	$(0.57)	$0.01	$(0.67)	$0.05

As a result of our loss for the three and six months ended June 30, 2019, basic and diluted IPS are $(0.57) and $(0.67), respectively, because any potentially dilutive shares are excluded from determining the dilutive IPS per share (there were no dilutive shares during the periods). For each of the three and six months ended June 30, 2018, 0.6 million shares, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

All shares of unvested performance-based restricted stock were excluded from basic and dilutive earnings per share for the three and six months ended June 30, 2019 and 2018, respectively.

NOTE 5 — SHARE-BASED COMPENSATION

We recognized $0.1 million and $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2019 and 2018, and $0.2 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes share-based compensation expenses recorded in the condensed consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue, excluding depreciation and amortization	$13	$13	$17	$26
Sales and marketing	8	4	11	20
General and administrative	34	113	149	423
Product development	8	(3)	16	24
Total share-based compensation	$63	$127	$193	$493

Stock Incentive Plans

At June 30, 2019 and December 31, 2018, no shares were available for grant under the 2007 Stock Plan, as amended. At June 30, 2019 and December 31, 2018, 0.4 million and 0.5 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At June 30, 2019 and December 31, 2018, there were approximately 0.4 million shares available for grant under the 2016 Stock Plan, respectively. At June 30, 2019 and December 31, 2018, 0.3 million and 0.4 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors. The Company did not recognize any share-based compensation expense in connection with its performance vesting conditions during the period. Vested shares are included in the number of Common Stock outstanding shares referenced on the cover of this Quarterly Report on Form 10-Q and referenced in the table below for the six months ended June 30, 2019.

The following is a summary of restricted stock activity under the plans for the six months ended June 30, 2019:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2019	349
Less restricted stock vested	(36)
Less restricted stock forfeited/expired	(154)
Unvested restricted stock at June 30, 2019	159

The following is a summary of stock option activity under the plans for the six months ended June 30, 2019:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2019	591	$5.75	7.39	$—
Less options forfeited/cancelled	(40)	5.17
Less options exercised	—	—
Options outstanding at June 30, 2019	551	$5.79	6.86	$—

Options exercisable at June 30, 2019	388	$6.48	6.20	$—

There were no stock options granted during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $0.7 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 1.99 years. The total fair value of stock options and restricted stock vested during the six months ended June 30, 2019 and 2018 was less than $0.1 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2019 and 2018 one significant customer (defined as contributing at least 10%) accounted for 13% and 10% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

For the six months ended June 30, 2019 and 2018 one significant customer (defined as contributing at least 10%) accounted for 11% and 10% of revenue from operations, respectively. As of June 30, 2019, a significant customer accounted for approximately 10% of contract receivables and unbilled work-in-progress. Both significant customers are large telecommunications operator in Europe.

As of December 31, 2018, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 7 — DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The Loan Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of June 30, 2019, the U.S.A. Prime Rate was 5.5%. In the event of a default, the interest rate increases by 5% per annum. EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. As of June 30, 2019, the U.S. Prime Rate was 5.5%. In the event of a default, the interest rate increases 5% per annum. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fee equal to $1,000. The Term Loan matures on January 1, 2020.

As of December 31, 2018, our fixed charge coverage ratio, was 0.81, which failed to meet the minimum required 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the December 31, 2018 violation. As of June 30, 2019, and March 31, 2019, our fixed charge ratio was 0.26 and 0.31, respectively, which failed to meet the minimum required 1.25 fixed charge coverage ratio and our leverage ratio was 3.4 and 2.8, respectively, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the loan agreements. As of June 30, 2019, we classified the entire $4.2 million in outstanding debt as a current liability.

NOTE 8 — INCOME TAXES

We recorded income tax expense of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The net expense during the three months ended June 30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations. The net expense during the three months ended June 30, 2018 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

We recorded income tax expense of $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The net expense during the six months ended June 30, 2019 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations. The net expense during the six months ended June 30, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

Our effective tax rate was (1%) and 51% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate relates to our net income coming from our Indian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was (2%) and 29% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate relates to our net income coming from our Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of June 30, 2019, and December 31, 2018 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.8 million in U.S. Alternative Minimum Tax (“AMT”) tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. Our deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018, were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred tax assets:
Foreign tax credits carryforwards	$4,787	$4,788
Net operating loss carryforwards — Foreign	5,599	5,531
Net operating loss carryforwards - State	888	887
Research & development credits	—	303
AMT credits	770	770
Stock compensation	598	559
Depreciable assets	52	38
Accrued liabilities and reserves	95	67
Total deferred tax assets	12,789	12,943

Deferred tax liabilities:
Intangibles	(553)	(697)
Accrued liabilities and reserves	(228)	(174)
Total deferred tax liability	(781)	(871)

Net deferred tax assets, before valuation allowance	12,008	12,072
Valuation allowance	(10,847)	(10,932)
Net deferred tax asset	$1,161	$1,140

As of June 30, 2019, and December 31, 2018 we had no liability for unrecognized tax benefits.

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

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.2 million and $2.4 million and a corresponding decrease in foreign income before income tax expense in the three and six months ended June 30, 2019, respectively.

NOTE 9 —GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our offices in North Carolina and our U.K.-based subsidiaries. Additionally, personnel in Cluj, Romania; Grenoble, France; and Bangalore and Kolkata, India; provide software development services and support to our global operations. Financial information relating to operations by geographic region exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	June 30, 2019	December 31, 2018
Long-lived assets, net
United States	$2,438	$2,741
United Kingdom	1,811	7,098
Other	1,731	1,752
	$5,980	$11,591

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England, Bangalore, Kolkata and Delhi India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Mexico City, Mexico, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the six months ended June 30, 2019. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020; however we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended June 30, 2019. Total rent expense consisted of operating lease expense of $0.2 million and short-term lease expense of $0.1 million for the six months ended June 30, 2019. Rent expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2019 and 2018, respectively. There was no sublease rental income for the three and six months ended June 30, 2019 and 2018. We paid $0.1 million and $0.3 million against Lease obligations — operating leases in the three and six months ended June 30, 2019.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU’) assets.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
June 30, 2019
Operating leases - right of use assets	$1,416

Accounts payable and accrued liabilities	363
Lease obligations — operating leases, net of current portion	1,056
Total lease liability	$1,419

Weighted average remaining lease term (in years)	4.8
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2019, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31, 2019
2019 - Remaining	$233
2020	399
2021	333
2022	308
2023	174
Thereafter	190
Total future minimum lease payments	1,637
Present value adjustment	218
Total	$1,419

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2019 or December 31, 2018.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2019 or December 31, 2018.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2019 or December 31, 2018.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2019 or December 31, 2018.

(c)                                  Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting their final compensation was not properly calculated. We have received one such demand from the Company’s former Chief Executive Officer claiming he was not properly compensated upon termination. The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The outcome of this matter is undetermined at this time and currently we do not expect the outcome of any such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows, or results of operations.

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

During the three months ended June 30, 2019, there was a sustained decline in the market capitalization of our common stock. We performed an interim goodwill impairment test. Management considered, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and the absence of any changes in our business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill for the remaining carrying value of $6.7 million, which was recorded in the condensed consolidated financial statements for the three months ended June 30, 2019.

Consolidated revenue was $6.3 million and $8.1 million for the three months ended June 30, 2019 and 2018, respectively, and $13.0 million and $16.3 million for the six months ended June 30, 2019 and 2018. The decrease was due to the decline in Services revenue with our historical client relationships through non-renewals of on-going services or conclusion of large projects, offset by a slight increase in License fees and new client engagements.

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

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2019 vs. 2018	2019 vs. 2018
Changes in:
Revenue	$(90)	$(215)
Costs of revenue and operating expenses	(509)	(1,102)
Loss from operations	$419	$887

The net effect of our foreign currency translations for the three months ended June 30, 2019 was a $0.1 million decrease in revenue and a $0.5 million decrease in operating expenses versus the three months ended June 30, 2018. The net effect of our foreign currency translations for the six months ended June 30, 2019 was a $0.2 million decrease in revenue and a $1.1 million decrease in operating expenses versus the six months ended June 30, 2018.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended Six 30,
	2019	2018	2019	2018
REVENUE
License fees	4%	3%	7%	4%
Services	96%	97%	93%	96%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	35%	32%	35%
Sales and marketing	27%	19%	29%	20%
General and administrative	19%	27%	23%	24%
Product development	19%	12%	19%	11%
Depreciation	1%	1%	1%	0%
Amortization	4%	3%	4%	3%
Goodwill impairment loss	107%	0%	52%	0%
Total costs of revenue and operating expenses	212%	97%	160%	93%

(Loss) income from operations	(112)%	3%	(60)%	7%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(2)%	(1)%	(2)%
Other expense	0%	0%	(0)%	0%
Foreign currency exchange gain (loss)	3%	3%	(1)%	1%
Other income (expense), net	2%	1%	(2)%	(1)%

(Loss) income from operations before income taxes	(110)%	4%	(62)%	6%

Income tax expense	2%	2%	1%	2%

Net (loss) income	(112)%	2%	(63)%	4%

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

License Fees

License fees revenue was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase in revenues of $0.1 million is primarily related to an increase in number of first user activation licenses to an existing client.

License fees revenue was $1.0 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in revenues of $0.4 million is primarily related to an increase in number of incremental licenses to an existing client.

Services

Services revenue decreased $1.9 million, or 24%, to $6.0 million for the three months ended June 30, 2019 from $7.9 million for the three months ended June 30, 2018. The decrease is related to $1.5 million in lost service revenue from customer accounts not renewing or decrease in services or pricing to existing customer accounts. Second quarter 2018 also had many on-going large projects, mostly related to the companies that we acquired, causing a decrease of $0.8 million partially offset by an increase of $0.4 million related to new implementations.

Services revenue decreased $3.7 million, or 24%, to $12.0 million for the six months ended June 30, 2019 from $15.7 million for the six months ended June 30, 2018. The decrease is related to $3.2 million in lost service revenue from customer accounts not renewing or decrease in services or pricing to existing customer accounts. First half of 2018 also had many large projects, mostly related to the companies that we acquired, causing a decrease of $1.3 million partially offset by an increase of $0.8 million related to new implementations.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization, decreased $0.7 million, or 25%, to $2.2 million for the three months ended June 30, 2019 from $2.9 million for the three months ended June 30, 2018. The decrease in costs of revenue of $0.5 million is attributable to lower service project hours allowing resources to work on internal projects and product development. In addition, a reduction in workforce through attrition and reduction in employee costs as well as the transfer of associates to Sales and Marketing teams to grow our existing client relationships by providing local resources also attributed $0.2 million to the decrease.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, remained the same at 35% for the three months ended June 30, 2019 and June 30, 2018, respectively.

Costs of revenue, excluding depreciation and amortization, decreased $1.6 million, or 29%, to $4.1 million for the six months ended June 30, 2019 from $5.7 million for the six months ended June 30, 2018. The decrease in costs of revenue of $1.1 million is attributable to lower service project hours allowing resources to work on internal projects and product development. In addition, a reduction in workforce through attrition and reduction in employee costs as well as the transfer of associates to Sales and Marketing teams to grow our existing client relationships by providing local resources also attributed $0.4 million to the decrease. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 32% for the six months ended June 30, 2019 from 35% for the six months ended June 30, 2018. The decrease as a percentage of revenue is primarily due to the decreased hours worked on client projects as staff was used to support internal efforts including product development and reduction in expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.1 million, or 6%, to $1.7 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. The increase in expenses is attributable to $0.1 million in costs from additional staff and increased related expense to meeting existing and potential new customers. As a percentage of total revenue, sales and marketing expenses increased to 27% for the three months ended June 30,

2019 from 19% for the three months ended June 30, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.5 million, or 16%, to $3.8 million for the six months ended June 30, 2019 from $3.2 million for the six months ended June 30, 2018. The increase in expenses is attributable to $0.5 million in costs from additional staff and increased related expense to meeting existing and potential new customers. As a percentage of total revenue, sales and marketing expenses increased to 29% for the six months ended June 30, 2019 from 20% for the six months ended June 30, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $1.0 million, or 45% to $1.2 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018, respectively. The decrease was primarily attributable to lower professional fees of $0.5 million due to a reduction of legal fees associated with closure of an employee matter in the prior year and lower accounting fees, a reduction in employee and equity compensation of $0.2 million, and reduction in travel and entertainment costs of $0.1 million. In addition, the Company collected $0.2 million of funds previously determined to be uncollectable. As a percentage of revenue, general and administrative expenses decreased to 19% compared to 27% for the three months ended June 30, 2019 and 2018, respectively. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses as proportioned to the lower revenues.

General and administrative expenses decreased $0.9 million, or 23% to $3.0 million for the six months ended June 30, 2019 from $3.9 million for the six months ended June 30, 2018, respectively. The decrease was primarily attributable to lower professional fees of $0.5 million due to a reduction of legal fees associated with closure of an employee matter in the prior year offset by higher increase in accounting fees of $0.2 million related to the prior year audit, a reduction in employee and equity compensation of $0.4 million, and reduction in travel and entertainment costs of $0.1 million. In addition, the Company collected $0.2 million of funds previously determined to be uncollectable.  As a percentage of revenue, general and administrative expenses decreased to 23% compared to 24% for the six months ended June 30, 2019 and 2018, respectively. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses as proportioned to the lower revenues.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.2 million, or 26%, to $1.2 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018. The increase is primarily related to $0.2 million of additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 19 % for the three months ended June 30, 2019 from 12% for the three months ended June 30, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Product development expenses increased $0.7 million, or 38%, to $2.5 million for the six months ended June 30, 2019 from $1.8 million for the six months ended June 30, 2018. The increase is primarily related to $0.7 million of additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 19% for the six months ended June 30, 2019 from 11% for the six months ended June 30, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively. As a percentage of total revenue, depreciation expense for the three months ended June 30, 2019 and 2018 was 1%, respectively.

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total revenue, depreciation expense for the six months ended June 30, 2019 and 2018 was 1% and less than 1%, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for the three months ended June 30, 2019 and $0.3 million for the three months ended June 30, 2018. As a percentage of revenue, amortization expense increased to 4% for the three months ended June 30, 2019 from 3% for the three months ended June 30, 2018, as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.5 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of revenue, amortization expense increased to 4% for the six months ended June 30, 2019 from 3% for the six months ended June 30, 2018, as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Goodwill Impairment Loss

During the quarter ended June 30, 2019, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. We performed a goodwill impairment analysis as of June 30, 2019. In the view of the market capitalization and the associated impairment analysis, the Company recorded a $6.7 million write-off of all goodwill. We had no goodwill impairment loss for the three months ended March 31, 2019 and the three and six months ended June 30, 2018.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the three months ended June 30, 2019 and 2018, remained at $0.1 million. As a percent of revenue, interest expense was 1% and 2% for the three months ended June 30, 2019 and 2018, respectively.

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the six months ended June 30, 2019 and 2018, remained at $0.2 million. As a percent of revenue, interest expense was 1% and 2% for the six months ended June 30, 2019 and 2018, respectively.

Foreign Currency Exchange Gain (Loss)

Foreign currency exchange gains resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and remained constant at $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

Foreign currency exchange loss resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary decreased $0.2 million or 200% to ($0.1) million for the six months ended June 30, 2019 from $0.1 million for the six months ended June 30, 2018. The losses were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Total Other (Expense) Income, Net

For the three months ended June 30, 2019 and 2018, other income was constant at $0.1 million.

Other expenses increased $0.2 million or 200% to $0.3 million for the six months ended June 30, 2019 from $0.1 million for the six months ended June 30, 2018.

Income Taxes

We recorded net income tax expense of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The net expense during the three months ended June 30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations. The net expense during the three months ended June 30, 2018 consisted of current income tax expense of $0.3 million and a deferred tax benefit of $0.1 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

We recorded net income tax expense of $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The net expense during the six months ended June 30, 2019 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations. The net expense during the six months ended June 30, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.2 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

Our effective tax rate was (1%) and 51% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate relates to our net income coming from our Indian based operations and net losses from our other U.S. operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was (2%) and 29% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate relates to our net income coming from our Indian and Nigerian based operations and net losses from our other U.S. operations for which we did not recognize a net deferred tax benefit.

We maintain a valuation allowance on the domestic net deferred tax assets other than $0.8 million in AMT credits and $0.5 million in FTC, as we have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such domestic assets primarily consist of certain net state operating loss carryforwards and foreign tax credits. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position decreased $3.7 million, or 46%, to $4.4 million as of June 30, 2019 from $8.1 million as of December 31, 2018. The decrease in working capital is related to a decrease in cash and cash equivalents and unbilled work in progress along with an increase in unearned revenue, current portion of notes payable,  and accounts payable and accrued liabilities, including the recording of an additional current liability related to Topic 842, offset by an increase in contract receivables and prepaid and other current assets.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2018 Annual Report on Form 10-K, except that as of June 30, 2019, our fixed charge ratio was 0.26, which failed to meet the minimum required 1.25 fixed charge coverage ratio, and our leverage ratio was 3.4, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the loan agreements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At June 30, 2019, our principal source of liquidity was $5.3 million in cash and cash equivalents and $8.5 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include products technology expansion and capital expenditure.

Net cash provided by operating activities for six months ended June 30, 2019 and 2018 was $0.5 million and $3.0 million, respectively. Cash provided by operating activities for the six months ended June 30, 2019 was primarily due to increases of $1.8 million in unearned revenue, $0.4 million decrease in unbilled work-in-progress, and an increase of $0.4 million of accounts payable and accrued liabilities. This was partially offset by the net loss of $8.1 million (offset by noncash charges of $7.8 million), an increase in contract receivables of $0.8 million, and an increase in prepaid and other assets of $0.5 million. Cash provided by operating activities for the six months ended June 30, 2018 was primarily due to net income of $0.6 million, increased by non-cash charges of $1.6 million, decrease in contract receivables of $0.7 million, unbilled work-in-process of $0.3 million, and increase in unearned revenue of $1.1 million, offset by a decrease in accounts payable and accrued liabilities of approximately $1.3 million related primarily to vendor payments.

Net cash used in investing activities of $0.3 million compared to net cash used in financing activities of less than $0.1 million during the six months ended June 30, 2019 and 2018, respectively, and was primarily due to the purchase of property and equipment.

Net cash used in financing activities of $1.7 million compared to net cash used in financing activities of $1.0 million during the six months ended June 30, 2019 and 2018, respectively, and was primarily related to principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at June 30, 2019 of $5.3 million;

•                                          Our working capital balance of $4.4 million; and

•                                          Our ability to historically generate positive cash flows from operations of $0.5 million for the six months ended June 30, 2019, and $2.6 million and $3.5 million for full years ended 2018, and 2017, respectively.

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors”, our term loan borrowings require us to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan and the Loan Facility. As of December 31, 2018, our fixed charge coverage ratio was 0.81, which failed to meet the minimum required 1.25 fixed charge coverage ratio. On March 29, 2019, we received a letter from East West Bank that waived the December 31, 2018 violation. As of June 30, 2019, and March 31, 2019, our fixed charge ratio was 0.26 and 0.31, respectively, which failed to meet the minimum required 1.25 fixed charge coverage ratio and our leverage ratio was 3.4 and 2.8, respectively, which failed to meet the maximum required 2.0 leverage ratio. We are negotiating amendments to the loan agreements. As of June 30, 2019, we classified the entire $4.2 million in outstanding debt as a current liability.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the six months ended June 30, 2019 and 2018, the effect of exchange rate changes resulted in decreases in cash of less than $0.1 million and $0.2 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting their final compensation was not properly calculated.  We have received one such demand from the Company’s former Chief Executive Officer claiming he was not properly compensated upon termination.  The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The outcome of this matter is undetermined at this time and currently we do not expect the outcome of any such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS

There has been the following material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 4, 2019.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors.”

We recently received a notice from Nasdaq advising us that we do not meet the continued listing standards of The Nasdaq Capital Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock and our ability to access the capital markets, which could impair the value of your investment.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(A), we have 180 calendar days, or until January 6, 2020, to regain compliance with the Minimum Bid Price Rule. If we are unable to demonstrate compliance with the Minimum Bid Price Rule during the applicable grace period, our common stock will be subject to delisting after that time.

The delisting of our common stock from The Nasdaq Stock Market could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations which could harm our business or cause us to cease operations. In addition, the delisting of our common stock from The Nasdaq Stock Market could result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Any such developments could impair the value of your investment.

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

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2019	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)