Form 10-Q
period 2019-09-30
EVOLVING SYSTEMS INC
filed 2019-11-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 12,163,051 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,251	$6,732
Contract receivables, net of allowance for doubtful accounts of $773 and $771 at September 30, 2019 and December 31, 2018, respectively	5,963	7,757
Unbilled work-in-progress, net of allowance for doubtful accounts of $644 and $552 at September 30, 2019 and December 31, 2018, respectively	2,696	3,044
Prepaid and other current assets	1,827	1,351
Income taxes receivable	1,577	1,137
Total current assets	16,314	20,021
Property and equipment, net	443	303
Amortizable intangible assets, net	3,794	4,550
Operating leases - right of use assets	1,295	—
Goodwill	—	6,738
Deferred income taxes, net	1,186	1,140
Total assets	$23,032	$32,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans - current portion, net	$2,737	$3,573
Accounts payable and accrued liabilities	4,180	4,483
Unearned revenue	4,451	3,911
Total current liabilities	11,368	11,967
Long-term liabilities:
Term loans, net of current portion, net	516	2,365
Lease obligations - operating leases, net of current portion	951	—
Total liabilities	12,835	14,332

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,341,940 shares issued and 12,163,051 shares outstanding as of September 30, 2019 and 12,305,597 shares issued and 12,126,708 shares outstanding as of December 31, 2018	12	12
Additional paid-in capital	99,487	99,224
Treasury Stock, 178,889 shares as of September 30, 2019 and December 31, 2018, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,285)	(10,115)
Accumulated deficit	(77,764)	(69,448)
Total stockholders’ equity	10,197	18,420
Total liabilities and stockholders’ equity	$23,032	$32,752

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
REVENUE
License fees	$185	$255	$1,152	$839
Services	5,928	7,165	17,914	22,876
Total revenue	6,113	7,420	19,066	23,715

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,144	2,357	6,249	8,105
Sales and marketing	1,815	1,663	5,574	4,899
General and administrative	979	1,511	3,985	5,439
Product development	1,183	1,074	3,676	2,882
Depreciation	61	20	150	101
Amortization	232	240	704	733
Goodwill impairment loss	—	—	6,687	—
Total costs of revenue and operating expenses	6,414	6,865	27,025	22,159

(Loss) income from operations	(301)	555	(7,959)	1,556

Other income (expense)
Interest income	1	23	10	53
Interest expense	(71)	(120)	(255)	(369)
Other income, net	13	71	1	58
Foreign currency exchange gain	250	362	183	498
Other income (expense), net	193	336	(61)	240

(Loss) income from operations before income taxes	(108)	891	(8,020)	1,796
Income tax expense	109	342	296	604
Net (loss) income	$(217)	$549	$(8,316)	$1,192

Basic (loss) income per common share	$(0.02)	$0.05	$(0.68)	$0.10

Diluted (loss) income per common share	$(0.02)	$0.05	$(0.68)	$0.10

Weighted average basic shares outstanding	12,163	12,117	12,154	12,103
Weighted average diluted shares outstanding	12,163	12,124	12,154	12,124

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(217)	$549	$(8,316)	$1,192

Other comprehensive loss
Foreign currency translation loss	(156)	(569)	(170)	(1,510)
Comprehensive loss	$(373)	$(20)	$(8,486)	$(318)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

Nine Months Ended September 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	36,343	—	—	—	—	—	—
Share-based compensation expense	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(8,316)	(8,316)
Foreign currency translation loss	—	—	—	—	(170)	—	(170)
Balance at September 30, 2019	12,163,051	$12	$99,487	$(1,253)	$(10,285)	$(77,764)	$10,197

Nine Months Ended September 30, 2018

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2018	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	1,857	—	—	—	—	—	—
Common stock issued pursuant to the Employee Stock Purchase Plan	85	—	—	—	—	—	—
Restricted stock vested	174,000	—	—	—	—	—	—
Share-based compensation expense	—	—	590	—	—	—	590
Net income	—	—	—	—	—	1,192	1,192
Foreign currency translation loss	—	—	—	—	(1,510)	—	(1,510)
Balance at September 30, 2018	12,117,014	$12	$99,107	$(1,253)	$(9,712)	$(53,469)	$34,685

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

Continued

Three Months Ended September 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500
Restricted stock vested	781	—	—	—	—	—	—
Share-based compensation expense	—	—	70	—	—	—	70
Net loss	—	—	—	—	—	(217)	(217)
Foreign currency translation loss	—	—	—	—	(156)	—	(156)
Balance at September 30, 2019	12,163,051	$12	$99,487	$(1,253)	$(10,285)	$(77,764)	$10,197

Three Months Ended September 30, 2018

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2018	12,117,014	$12	$99,010	$(1,253)	$(9,143)	$(54,018)	$34,608
Share-based compensation expense	—	—	97	—	—	—	97
Net income	—	—	—	—	—	549	549
Foreign currency translation loss	—	—	—	—	(569)	—	(569)
Balance at September 30, 2018	12,117,014	$12	$99,107	$(1,253)	$(9,712)	$(53,469)	$34,685

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,316)	$1,192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	150	101
Amortization of intangible assets	704	733
Amortization of debt issuance costs	4	8
Amortization of operating leases — right of use assets	306	—
Share-based compensation expense	263	590
Unrealized foreign currency transaction gain, net	(183)	(498)
Bad debt expense, net	113	410
Change in fair value of contingent earn-out	—	413
Provision for deferred income taxes	(49)	(165)
Goodwill impairment loss	6,687	—
Change in operating assets and liabilities:
Contract receivables	1,936	2,098
Unbilled work-in-progress	149	1,137
Prepaid and other assets	(510)	235
Accounts payable and accrued liabilities	(537)	(2,927)
Income taxes receivable	(508)	—
Unearned revenue	677	(501)
Lease obligations — operating leases	(316)	—
Net cash provided by operating activities	570	2,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(309)	(48)
Net cash used in investing activities	(309)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,684)	(1,763)
Net cash used in financing activities	(2,684)	(1,763)

Effect of exchange rate changes on cash and cash equivalents	(58)	(55)

Net (decrease) increase in cash and cash equivalents	(2,481)	960
Cash and cash equivalents at beginning of period	6,732	7,562
Cash and cash equivalents at end of period	$4,251	$8,522

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$246	$365
Income taxes paid	$159	$1,623
Measurement period adjustment to goodwill and intangible assets	$—	$281
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. (“we,” “us,” “our,” the “Company”, “Evolving” and “Evolving Systems”) is a provider of realtime digital engagement solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry and their partners.

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

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K as filed with the SEC on April 4, 2019.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Primary geographical markets
United Kingdom	$1,042	$1,512	$3,758	$4,945
Other	5,071	5,908	15,308	18,770
	$6,113	$7,420	$19,066	$23,715

Major products/service lines
Licensing fees	$185	$255	$1,152	$839
Customer support, including warranty support fees	2,261	2,481	6,841	7,602
Services	1,700	2,034	4,896	7,337
Managed services	1,967	2,650	6,177	7,937
Total services	5,928	7,165	17,914	22,876
	$6,113	$7,420	$19,066	$23,715

Timing of revenue recognition
Products transferred at a point in time	$39	$187	$560	$509
Products and services transferred over time	6,074	7,233	18,506	23,206
	$6,113	$7,420	$19,066	$23,715

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	September 30, 2019	December 31, 2018
Assets
Contract receivables, net	$5,963	$7,757
Unbilled work-in-progress, net	$2,696	$3,044
Liabilities
Unearned revenue	$4,451	$3,911

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets (unbilled work-in-progress) are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million and less than $0.1 million at September 30, 2019 and December 31, 2018, respectively.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years, and are included in sales and marketing. In the three and nine month periods ended September 30, 2019 and 2018, the amount of amortization was less than $0.1 million and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended September 30, 2019 and 2018, we recognized revenue of $2.1 million and $3.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period. For the nine months ended September 30, 2019 and 2018, we recognized revenue of $2.5 million and $4.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $3.9 million. The Company expects approximately 67% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 27% in 1-2 years and 6% in 3-4 years.

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

Segment Information — We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Senior Vice President of Finance as our chief operating decision-makers. These chief operating decision makers review revenues by segment and review overall results of operations.

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

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures, however management does not believe there will be a significant impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures, however management does not believe there will be a significant impact.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

Total
Goodwill
Balance at January 1, 2019	$6,738
Goodwill impairment loss	(6,687)
Effect of changes in foreign currency exchange rates (1)	(51)
Balance at September 30, 2019	$—

(1)         Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss.

Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and the absence of any changes in our business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill for the remaining carrying value of $6.7 million, which has been recorded in the condensed consolidated financial statements for the nine months ended September 30, 2019.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2019, and December 31, 2018, identifiable intangibles were as follows (in thousands):

	September 30, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,854		$(1,398)		$1,456
Trademarks and tradenames	299		(237)		62
Non-competition	39		(39)		—
Customer relationships	4,262		(1,986)		2,276
	$7,454	(1)	$(3,660	)(1)	$3,794

	December 31, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,877		$(1,121)		$1,756
Trademarks and tradenames	303		(223)		80
Non-competition	39		(38)		1
Customer relationships	4,303		(1,590)		2,713
	$7,522	(1)	$(2,972	)(1)	$4,550

(1)         Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million for the nine month periods ended September 30, 2019 and 2018. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2019 for the following five years is as follows (in thousands):

Twelve Months Ending September 30,
2020	$929
2021	929
2022	848
2023	406
2024	183

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Accounts payable	$828	$1,276
Accrued compensation and related expenses	1,817	1,863
Accrued liabilities	1,200	1,344
Lease obligation — operating leases - current	335	—
	$4,180	$4,483

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

The following is the reconciliation of the denominator of the basic and diluted IPS computations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic income per common share:
Net (loss) income	$(217)	$549	$(8,316)	$1,192
Basic weighted average shares outstanding	12,163	12,117	12,154	12,103
Basic (loss) income per common share:	$(0.02)	$0.05	$(0.68)	$0.10

Diluted income per common share:
Net (loss) income	$(217)	$549	$(8,316)	$1,192
Weighted average shares outstanding	12,163	12,117	12,154	12,103
Effect of dilutive securities - options and restricted stock	—	7	—	21
Diluted weighted average shares outstanding	12,163	12,124	12,154	12,124
Diluted (loss) income per common share:	$(0.02)	$0.05	$(0.68)	$0.10

As a result of our loss for the three and nine months ended September 30, 2019, basic and diluted IPS are $(0.02) and $(0.68), respectively, because any potentially dilutive shares are excluded from determining the dilutive IPS per share (there were no dilutive shares during the periods). All stock options were excluded from basic and dilutive IPS for the three and nine months ended September 30, 2019 (see Note 5). For each of the three and nine months ended September 30, 2018, 0.6 million shares, underlying stock options were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

All shares of unvested performance-based restricted stock were excluded from basic and dilutive earnings per share for the three and nine months ended September 30, 2019 (see Note 5). For the three and nine months ended September 30, 2018 0.4 million shares of unvested restricted stock was excluded from basic earnings per share, but a portion of the 0.4 million was included in the dilutive IPS calculation with the results being antidilutive.

NOTE 5 — SHARE-BASED COMPENSATION

We recognized $0.1 million and $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2019 and 2018, and $0.3 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes share-based compensation expenses recorded in the condensed consolidated statement of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue, excluding
depreciation and amortization	$13	$14	$30	$40
Sales and marketing	6	10	17	30
General and administrative	43	73	192	496
Product development	8	—	24	24
Total share-based compensation	$70	$97	$263	$590

Stock Incentive Plans

At September 30, 2019 and December 31, 2018, no shares were available for grant under the 2007 Stock Plan, as amended. At September 30, 2019 and December 31, 2018, 0.3 million and 0.5 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At September 30, 2019 and December 31, 2018, there were approximately 0.4 million shares available for grant under the 2016 Stock Plan. At September 30, 2019 and December 31, 2018, 0.3 million and 0.4 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors. The Company did not recognize any share-based compensation expense in connection with its performance vesting conditions during the period. Vested shares are included in the number of Common Stock outstanding shares referenced on the cover of this Quarterly Report on Form 10-Q and referenced in the table below for the nine months ended September 30, 2019.

The following is a summary of restricted stock activity under the plans for the nine months ended September 30, 2019:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2019	349
Less restricted stock vested	(36)
Less restricted stock forfeited/expired	(154)
Unvested restricted stock at September 30, 2019	159

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2019:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2019	591	$5.75	7.39	$—
Less options forfeited/cancelled	(145)	6.12
Less options exercised	—	—
Options outstanding at September 30, 2019	446	$5.63	6.80	$—

Options exercisable at September 30, 2019	308	$6.28	6.17	$—

There were no stock options granted during the nine months ended September 30, 2019 and 30,000 for the nine months ended September 30, 2018, respectively. As of September 30, 2019, there was approximately $0.8 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 1.71 years. The total fair value of stock options and restricted stock vested during the nine months ended September 30, 2019 and 2018 was $0.3 million and less than $0.1 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2019 and 2018 one significant customer (defined as contributing at least 10%) accounted for 10% and 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

For the nine months ended September 30, 2019 and 2018 one significant customer (defined as contributing at least 10%) accounted for 11% and 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of September 30, 2019, a significant customer, a telecommunication carrier in Africa, accounted for approximately 13% of contract receivables and unbilled work-in-progress. As of December 31, 2018, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

NOTE 7 — DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Loan Facility”). The Loan Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of September 30, 2019, the U.S.A. Prime Rate was 5%. In the event of a default, the interest rate increases by 5% per annum. EVOL Inc. entered into the Loan Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Loan Facility as Original Guarantors (the “Original Guarantors”). The Loan Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Following completion of the Lumata Acquisition, Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

The Loan Facility requires the Company to pay an Arrangement Fee (“Origination Fee”) of $23,650, payable in four equal installments, with the first payment due on the date of the Loan Facility and the remaining three payments on the first, second and third anniversary thereof. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Company may prepay the Loan Facility at any time, in a minimum amount of $250,000 and increments of $50,000.

On September 24, 2019 the Company agreed in principal to the terms of a new amendment and on October 4, 2019, we entered into the First Amendment (“First Amendment”) to the Loan Facility.  The purpose of the First Amendment is to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements.  The First Amendment also required Evolving Systems to make an advance payment of principal of $666,666.66.  The remaining terms and conditions of the Loan Facility and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment is scheduled to be made January 31, 2021.

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provides for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bears interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. As of September 30, 2019, the U.S. Prime Rate was 5%. In the event of a default, the interest rate increases 5% per annum. The Term Loan is secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrues from the date the Term Loan was made at the aforementioned rate and is payable monthly. The Term Loan shall be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. We must maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio which are as defined in the Term Loan. The Term Loan requires us to pay two annual credit facility fees of $18,750 and legal fees equal to $1,000.

On September 24, 2019, the Company agreed in principal to the terms of a new amendment and on October 4, 2019, we entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with East West Bank to the Term Loan.  The purpose of the Sixth Amendment is to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements.  The Sixth Amendment also required Evolving Systems to make an advance payment of principal of $333,333.33.  In addition, the Sixth Amendment added any default under the Loan Facility discussed above as an Event of Default under the Loan Facility. The remaining terms and conditions of the Term Loan and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment of principal and interest was made November 1, 2019.

Financial covenants previously included in the credit facilities have been replaced by a minimum consolidated cash balance of no less than the total bank debt outstanding and a minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West bank in the amendments.  Evolving Systems has transacted all loan payments as originally scheduled and was in compliance with the new covenants as of September 30, 2019.

NOTE 8 — INCOME TAXES

We recorded income tax expense of $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The net expense during the three months ended September 30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations. The net expense during the three months ended September 30, 2018 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax from our U.K. based operations.

We recorded income tax expense of $0.3 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The net expense during the nine months ended September 30, 2019 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations. The net expense during the nine months ended September 30, 2018 consisted of current income tax expense of $0.9 million and a deferred tax benefit of $0.3 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the amortization of deferred tax liabilities in the U.S.

Our effective tax rate was (101%) and 38% for the three months ended September 30, 2019 and 2018, respectively. The 2019 effective tax rate relates to our net income coming from our Indian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was (4%) and 34% for the nine months ended September 30, 2019 and 2018, respectively. The 2019 effective tax rate relates to our net income coming from our Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of September 30, 2019, and December 31, 2018 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits. We have $0.8 million in U.S. Alternative Minimum Tax (“AMT”) tax credits that are a deferred tax asset that, as a result of U.S. tax reform, carry no valuation allowance. Our deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018, were comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred tax assets:
Foreign tax credits carryforwards	$4,748	$4,788
Net operating loss carryforwards — Foreign	5,843	5,531
Net operating loss carryforwards — State	888	887
Research & development credits	—	303
AMT credits	770	770
Stock compensation	610	559
Depreciable assets	60	38
Accrued liabilities and reserves	103	67
Total deferred tax assets	13,022	12,943

Deferred tax liabilities:
Intangibles	(184)	(697)
Accrued liabilities and reserves	(537)	(174)
Total deferred tax liability	(721)	(871)

Net deferred tax assets, before valuation allowance	12,301	12,072
Valuation allowance	(11,115)	(10,932)
Net deferred tax asset	$1,186	$1,140

As of September 30, 2019, and December 31, 2018 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the U.S., U.K., France, and India. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.2 million and $3.6 million and a corresponding decrease in foreign income before income tax expense in the three and nine months ended September 30, 2019, respectively.

NOTE 9 — GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our offices in North Carolina and our U.K.-based subsidiaries. Additionally, personnel in Cluj, Romania; Grenoble, France; and Bangalore and Kolkata, India; provide software development services and support to our global operations. Financial information relating to U.S. based companies and by international geographical regions exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	September 30, 2019	December 31, 2018
Long-lived assets, net
United States	$2,247	$2,741
United Kingdom	1,686	7,098
Other	1,599	1,752
	$5,532	$11,591

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)                                 Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England, Bangalore, Kolkata and Delhi India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Mexico City, Mexico, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the nine months ended September 30, 2019. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020; however we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended September 30, 2019. Total rent expense consisted of operating lease expense of $0.4 million and short-term lease expense of $0.1 million for the nine months ended September 30, 2019. Rent expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019 and 2018, respectively. There was no sublease rental income for the three and nine months ended September 30, 2019 and 2018. We paid $0.1 million and $0.4 million against Lease obligations — operating leases in the three and nine months ended September 30, 2019.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
September 30, 2019
Operating leases - right of use assets	$1,295

Accounts payable and accrued liabilities	$335
Lease obligations — operating leases, net of current portion	951
Total lease liability	$1,286

Weighted average remaining lease term (in years)	4.6
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,
2019 - Remaining	$128
2020	395
2021	331
2022	308
2023	176
Thereafter	191
Total future minimum lease payments	1,529
Present value adjustment	243
Total	$1,286

(b)                                 Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2019 or December 31, 2018.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2019 or December 31, 2018.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2019 or December 31, 2018.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2019 or December 31, 2018.

(c)                                  Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting their final compensation was not properly calculated. One such complaint from the Company’s former Chief Executive Officer has been lodged but not served, claiming he was not properly compensated upon termination along with additional allegations. The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The ultimate outcome of this matter is not estimable or determinable at this time.

NOTE 11 — SUBSEQUENT EVENTS

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(A), we had 180 calendar days, or until January 6, 2020, to regain compliance with the Minimum Bid Price Rule. If we were unable to demonstrate compliance with the Minimum Bid Price Rule during the applicable grace period, our common stock would be subject to delisting after that time.

On October 24, 2019, we received a written notification from the Nasdaq Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Stock Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and that the matter is now closed.

The closing bid price of the Company’s common stock was greater than $1.00 per share from October 10, 2019 to October 23, 2019. Accordingly, the Company has regained compliance with the Minimum Bid Price Requirement.

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

RECENT DEVELOPMENTS

In 2019, we announced Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CVM platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect to continue focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data, all of which greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. Enhancements to our technology further expands our managed services platform for delivering on-tap strategic and tactical solutions.

During the three months ended June 30, 2019, there was a sustained decline in the market capitalization of our common stock. We performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and the absence of any changes in our business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill for the remaining carrying value of $6.7 million, which was recorded in the condensed consolidated financial statements.

Consolidated revenue was $6.1 million and $7.4 million for the three months ended September 30, 2019 and 2018, respectively, and $19.1 million and $23.7 million for the nine months ended September 30, 2019 and 2018. The decrease was due to the decline in Services revenue from our historical client relationships through non-renewals of on-going services or conclusion of large projects, offset by a slight increase in new client engagements.

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

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2019 vs. 2018	2019 vs. 2018
Changes in:
Revenue	$(165)	$(380)
Costs of revenue and operating expenses	(433)	(1,535)
Loss from operations	$268	$1,155

The net effect of our foreign currency translations for the three months ended September 30, 2019 was a $0.2 million decrease in revenue and a $0.4 million decrease in operating expenses versus the three months ended September 30, 2018. The net effect of our foreign currency translations for the nine months ended September 30, 2019 was a $0.4 million decrease in revenue and a $1.5 million increase in operating expenses versus the nine months ended September 30, 2018.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE
License fees	3%	3%	6%	4%
Services	97%	97%	94%	96%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	32%	33%	34%
Sales and marketing	30%	22%	29%	21%
General and administrative	16%	20%	21%	23%
Product development	19%	15%	19%	12%
Depreciation	1%	0%	1%	0%
Amortization	4%	3%	4%	3%
Goodwill impairment loss	0%	0%	35%	0%
Total costs of revenue and operating expenses	105%	92%	142%	93%

(Loss) income from operations	(5)%	8%	(42)%	7%

Other income (expense)
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(2)%	(1)%	(2)%
Other income, net	0%	1%	0%	0%
Foreign currency exchange gain	4%	5%	1%	2%
Other income (expense), net	3%	4%	0%	0%

(Loss) income from operations before income taxes	(2)%	12%	(42)%	7%

Income tax expense	2%	5%	2%	3%

Net (loss) income	(4)%	7%	(44)%	4%

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

License Fees

License fees revenue was $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in revenues of $0.1 million is primarily related to lower number of incremental licenses sold during this three month period than the corresponding three month period in the prior year.

License fees revenue was $1.2 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenues of $0.4 million is primarily related to an increase in number of incremental licenses to an existing client.

Services

Services revenue decreased $1.3 million, or 18%, to $5.9 million for the three months ended September 30, 2019 from $7.2 million for the three months ended September 30, 2018. The decrease is related to $0.7 million in lost service revenue from customer accounts not renewing or decrease in services or pricing to existing customer accounts. Also, during third quarter 2018 many on-going large projects, were completed or terminated services causing a decrease of $0.9 million partially offset by an increase of $0.3 million related to new implementations.

Services revenue decreased $5.0 million, or 22%, to $17.9 million for the nine months ended September 30, 2019 from $22.9 million for the nine months September 30, 2018. The decrease is related to $2.4 million in lost service revenue from customer accounts not renewing or decrease in services or pricing to existing customer accounts. Also, during 2018 many large projects, mainly related to the companies that we acquired, were completed or terminated services causing a decrease of $3.6 million partially offset by an increase of $1.0 million related to new implementations.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization, decreased $0.3 million, or 13%, to $2.1 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The decrease in costs of revenue of $0.2 million is attributable to lower service project hours allowing resources to work on internal projects and product development. In addition, a reduction in workforce through attrition and reduction in employee costs as well as the transfer of associates to Sales and Marketing teams to grow our existing client relationships by providing local resources also attributed $0.1 million to the decrease. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased 3% to 35% for the three months ended September 30, 2019 as compared to 32% for the three months ended September 30, 2018, this is primarily due to the costs as proportioned to the lower revenues.

Costs of revenue, excluding depreciation and amortization, decreased $1.9 million, or 23%, to $6.2 million for the nine months ended September 30, 2019 from $8.1 million for the nine months ended September 30, 2018. The decrease in costs of revenue of $1.3 million is attributable to lower service project hours allowing resources to work on internal projects and product development. In addition, a reduction in workforce through attrition and reduction in employee costs as well as the transfer of associates to Sales and Marketing teams to grow our existing client relationships by providing local resources also attributed $0.4 million to the decrease and $0.1 million reduction in training and employee recognition costs as the focus was towards product enhancement. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 33% for the nine months ended September 30, 2019 from 34% for the nine months ended September 30, 2018. The decrease as a percentage of revenue is primarily due to the decreased hours worked on client projects as staff was used to support internal efforts including product development and reduction in expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased $0.1 million, or 6%, to $1.8 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. The increase in expenses is attributable to $0.1 million in costs from additional staff to secure and foster growth within existing clients. As a percentage of total revenue, sales and marketing expenses increased to 30% for the three months ended September 30, 2019 from 22% for the three months ended September 30, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Sales and marketing expenses increased $0.7 million, or 14%, to $5.6 million for the nine months ended September 30, 2019 from $4.9 million for the nine months ended September 30, 2018. The increase in expenses is attributable to $0.5 million in costs from additional staff, increased marketing efforts by $0.1 million to promote our products and increased related expense of $0.1 million related travel for meeting existing and potential new customers. As a percentage of total revenue, sales and marketing expenses increased to 29% for the nine months ended September 30, 2019 from 21% for the nine months ended September 30, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $0.5 million, or 33% to $1.0 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018, respectively. The decrease was primarily attributable to lower legal fees of $0.2 million, and a reduction in outside director and contractor fees of $0.1 million. In addition, the Company collected funds previously determined to be uncollectable resulting in a change of $0.1 million. As a percentage of revenue, general and administrative expenses decreased to 16% compared to 20% for the three months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses as proportioned to the lower revenues.

General and administrative expenses decreased $1.4 million, or 26% to $4.0 million for the nine months ended September 30, 2019 from $5.4 million for the nine months ended September 30, 2018, respectively. The decrease was primarily attributable to lower legal fees of $0.6 million due to closure of an employee matter in the prior year, a reduction in employee and equity compensation of $0.3 million, a $0.1 million reduction in outside director and contractor fees, and reduction in travel and entertainment costs of $0.1 million. In addition, the Company collected $0.2 million of funds previously determined to be uncollectable. As a percentage of revenue, general and administrative expenses decreased to 21% compared to 23% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses as proportioned to the lower revenues.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.1 million, or 9%, to $1.2 million for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018. The increase is primarily related to $0.1 million of additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 19% for the three months ended September 30, 2019 from 15% for the three months ended September 30, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Product development expenses increased $0.8 million, or 28%, to $3.7 million for the nine months ended September 30, 2019 from $2.9 million for the nine months ended September 30, 2018. The increase is primarily related to $0.8 million of additional work by the technical staff in building and enhancing our product offerings. As a percentage of revenue, product development expenses increased to 19% for the nine months ended September 30, 2019 from 12% for the nine months ended September 30, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively. As a percentage of total revenue, depreciation expense for the three months ended September 30, 2019 and 2018 was 1% and 0%, respectively.

Depreciation expense was $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total revenue, depreciation expense for the nine months ended September 30, 2019 and 2018 was 1% and 0%, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for the three months ended September 30, 2019 and 2018, respectively. As a percentage of revenue, amortization expense increased to 4% for the three months ended September 30, 2019 from 3% for the three months ended September 30, 2018, as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Amortization expense was $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of revenue, amortization expense increased to 4% for the nine months ended September 30, 2019 from 3% for the nine months ended September 30, 2018, as these costs have remained fixed and are a greater percentage in relation to the lower revenues.

Goodwill Impairment Loss

During the quarter ended June 30, 2019, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. We performed a goodwill impairment analysis as of June 30, 2019. In the view of the market capitalization and the associated impairment analysis, the Company recorded a $6.7 million write-off of all goodwill. We had no goodwill impairment loss for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the three months ended September 30, 2019 and 2018, remained at $0.1 million. As a percent of revenue, interest expense was 1% and 2% for the three months ended September 30, 2019 and 2018, respectively.

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the nine months ended September 30, 2019 and 2018, was $0.3 million and $0.4 million, respectively. As a percent of revenue, interest expense was 1% and 2% for the nine months ended September 30, 2019 and 2018, respectively.

Foreign Currency Exchange Gain

Foreign currency exchange gains resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.1 million or 25% to $0.3 million for the three months ended September 30, 2019 from $0.4 million for the three months ended September 30, 2018. The gains were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Foreign currency exchange gains decreased $0.3 million or 60% to $0.2 million for the nine months ended September 30, 2019 from $0.5 million for the nine months ended September 30, 2018. The gains were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other Income, Net

For the three months ended September 30, 2019 and 2018, other income was less than $0.1 million.

For the nine months ended September 30, 2019 and 2018, other income was less than $0.1 million and $0.1 million, respectively.

Income Taxes

We recorded net income tax expense of $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The net expense during the three months ended September 30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations. The net expense during the three months ended September 30, 2018 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax from our U.K. based operations.

We recorded net income tax expense of $0.3 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The net expense during the nine months ended September 30, 2019 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations. The net expense during the nine months ended September 30, 2018 consisted of current income tax expense of $0.9 million and a deferred tax benefit of $0.3 million. The current tax expense consists of income tax from our U.K. based operations. The deferred tax benefit was related primarily to the decrease in deferred tax liabilities in the U.S.

Our effective tax rate was (101%) and 38% for the three months ended September 30, 2019 and 2018, respectively. Our 2019 effective tax rate relates to our net income coming from our Indian based operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was (4%) and 34% for the nine months ended September 30, 2019 and 2018, respectively. Our 2019 effective tax rate relates to our net income coming from our Indian and Nigerian based operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

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

FINANCIAL CONDITION

Our working capital position decreased $3.2 million, or 40%, to $4.9 million as of September 30, 2019 from $8.1 million as of December 31, 2018. The decrease in working capital is related to a decrease in cash and cash equivalents, accounts receivable, unbilled work in progress along with an increase in unearned revenue, the recording of an additional current liability related to Topic 842 offset by a decrease trade accounts payable and the current portion of long term debt.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2018 Annual Report on Form 10-K, except that as of September 30, 2019, Evolving Systems had agreed in principal to enter into amendments (See Note 7) for the two credit facilities with East West Bank. The purpose of the amendments was to receive a waiver of certain covenants not achieved and to amend future covenant requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At September 30, 2019, our principal source of liquidity was $4.3 million in cash and cash equivalents and $6.0 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided by operating activities for nine months ended September 30, 2019 and 2018 was $0.6 million and $2.8 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to decreases of $2.1 million in accounts receivable and unbilled work-in-progress net of allowances and collection and an increase of $0.7 million to unearned revenues. This was partially offset by the net loss of $8.3 million (offset by noncash charges of $8.0 million), an increase in prepaid and other assets of $0.5 million, an increase in income tax receivable of $0.5 million, a decrease in current lease obligations of $0.3 million, and a decrease in accounts payables and accrued liabilities of $0.5 million. Cash provided by operating activities for the nine months ended September 30, 2018 was primarily due to net income $1.2 million plus noncash charges of $1.6 million, and decreases in contract receivables of $2.1 million, unbilled work-in-process of $1.1 million, and prepaid and other assets of $0.2 million, partially offset by a decrease in unearned revenue of $0.5 million, and accounts payable and accrued liabilities of approximately $2.9 million related primarily to vendor payments.

Net cash used in investing activities was $0.3 million compared to net cash used in financing activities of less than $0.1 million during the nine months ended September 30, 2019 and 2018, respectively, and was primarily due to the purchase of property and equipment.

Net cash used in financing activities was $2.7 million compared to net cash used in financing activities of $1.8 million during the nine months ended September 30, 2019 and 2018, respectively, and was primarily related to principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•                                          Our cash and cash equivalents balance at September 30, 2019 of $4.3 million;

•                                          Our working capital balance of $4.9 million; and

•                                          Our ability to historically generate positive cash flows from operations of $0.5 million for the nine months ended September 30, 2019, and $2.6 million and $3.5 million for full years ended 2018, and 2017, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the nine months ended September 30, 2019 and 2018, the effect of exchange rate changes resulted in decreases in cash of less than $0.1 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting their final compensation was not properly calculated.  One such complaint from the Company’s former Chief Executive Officer has been lodged but not served, claiming he was not properly compensated upon termination along with additional allegations.  The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The ultimate outcome of this matter is not estimable or determinable at this time.

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

We incurred debt in connection with our acquisitions in prior years acquisitions of Lumata and SSM which could adversely affect our financial condition and restrict our operating flexibility.

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

Both in the Lumata Facility and the Term Loan (collectively, “Loans”) include negative covenants that place restrictions on our ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; limits the amount of cash distributions to our stockholders; and change the nature of our business materially.

On October 4, 2019 we entered into the First Amendment to the Lumata Facility and Sixth Amendment to the Term Loan (“Amendments”) to the Loans that replaced previous financial covenants with new covenants requiring a minimum consolidated cash balance of no less than the total bank debt outstanding and a minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West bank in the amendments

Outstanding amounts under the Loans may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation: payment defaults, breach of covenants beyond applicable grace periods, breach of representations and warranties, bankruptcy and insolvency defaults, and the occurrence of a material adverse effect (as defined). Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

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

The obligations under the Loans could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the Loans could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline. The new Amendments included a waiver of any prior non-compliance from East West Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit 10.1 — Employment Agreement entered into between Evolving Systems, Inc. and Matthew Stecker, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 23, 2019 and incorporated herein by reference.

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)