Form 10-K
period 2019-12-31
EVOLVING SYSTEMS INC
filed 2020-03-30
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2019

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was $4,461,548 as of June 30, 2019.

The number of shares of Common Stock outstanding was 12,163,834 as of March 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2019 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2019

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Evolving Systems provides real-time digital engagement solutions and services to more than 100 customers in over 65 countries worldwide. We have acquired multiple companies in the past few years that have ushered the company into the high value digital engagement space. Expanding our portfolio to now feature market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

We have transitioned from offering traditional software technology licensing, focused on cost savings, to offering business solutions focused on revenue growth and efficiency gains for the carrier. Our business model has moved from classic capital expenditure license and services to operating expense models based on managed services, including transaction and performance fees, thus creating recurring revenue relationships and providing opportunity to continually engage with our clients.

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

COMPANY BACKGROUND

Evolving Systems was founded in 1985 to provide software and services to the U.S. telecommunications industry. During our early years we focused on providing solutions that supported number management and number porting. In November 2004, we expanded our product set and geographical reach with the acquisition of Tertio Telecoms Ltd. (“Evolving Systems U.K.”), a supplier of Operations Support Systems (“OSS”) software solutions for service activation and mediation to communication carriers throughout Europe, the Middle East, Africa and Asia. With this acquisition we not only expanded our markets beyond North America, we also added service activation and mediation solutions to our product portfolio. The acquisition significantly expanded our product and service capabilities, allowing us to address a larger portion of our customers’ OSS application needs with a balanced mix of products as well as services. We focused primarily on the wireless markets in the areas of subscriber activation, SIM card management and activation, self–service mobile applications, data enablement solutions, connected device activation and management of services.

Through continued investment in developing the next generation of these products, we maintain our status in these markets and strengthen our client relationships.

Acquisitions of BLS Limited (“EVOL BLS”), four Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in 2017, along with the acquisition of RateIntegration d/b/a Sixth Sense Media (“SSM”) in 2015, expanded our footprint in the digital marketing space. Each of these acquisitions had their own platform which we still maintain today. Through the extensive work of our product development team, we have launched the Evolution platform featuring the best of these legacy platforms on cutting edge technology. Evolution will be used to operate the most innovative large-scale loyalty programs, as well as to provide unique mechanics enabling gamification, optimization and personalization across a variety of channels. It enables our clients to engage with their customers at all stage of their lifecycle, providing interactive dialogue and smart recommendations through all available traditional and digital channels. The platform seamlessly integrates within the service provider’s IT infrastructure, either on-premise or on a private cloud. It can be operated or managed as a service depending on the market needs.

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

The key modules include:

•	Loyalty Points and Programs are used to reward mobile subscribers for use of the carrier’s services. Credit is earned in the forms of status points and bonus points. Gamification can be used to encourage the collection of rewards by subscribers and comparison with others in their social group. Loyalty credit is then exchanged for services or discounts from the carrier, or for digital and physical goods from third party businesses and retail partners.

•	Coupon, Voucher and Badges Management covers the whole lifecycle of coupons, vouchers and badges as a medium for delivering rewards. Our solution manages the interface with partners, the delivery of coupons to subscribers, redemption for digital or physical goods, and settlement between carrier and partner.

•	Digital Engagement Engine includes several solution components:

o	Proprietary framework for engagement concept design and partner selection;
o	Flexible business rules to define tiers to earn, burn or transfer credits;
o	Multi-variable definition to calculate loyalty, including spend, tenure, social advocacy, brand engagement, digital maturity, etc.;
o	Intelligent predictive analytics engine and segmentation capability;
o	Channel agnostic redemption capability with standard partner APIs to connect into Point of Sale retail systems and other redemption networks; and,
o	Tier 1 carrier grade data capture and configurable provisioning engine.

Marketing Expert Services

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

MANAGED SERVICES (EXPERT IT SERVICES)

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

We continue to invest in our Evolution platform, a combination of software capabilities achieved through each of our acquisitions. Evolution provides a powerful environment to configure and operate rich Customer Lifecycle Journeys from acquisition to retention through a variety of engagement models, offer and loyalty programs. Primarily designed to address integrated mobile digital engagement needs it can accommodate any type of customer and any type of use case. The platform’s Customer Journey Manager is responsible for profiling individual engagements to enable better insights and more automation. This approach produces more relevant and engaging predictions and offers for us to present to customers.

The Evolution platform will provide service providers with unmatched artificial intelligence based on smart data and operational predictive analytics functions enabling to improve efficiency and to maximize revenues, all the while reducing time and effort to execute hundreds of micro-segmented engagements and offers. We intend to take our digital engagement readiness solution for carriers beyond just enabling clients to use their traditional data. The new platform will move beyond its current SQL engine to using a Kafka-engine-powered big data platform. This will enable the real-time processing of multiple data-streams for unlimited flexibility and scalability.

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

SIGNIFICANT CUSTOMERS

For the years ended December 31, 2019 and 2018, one significant customer accounted for 11% of revenue from operations, respectively. This customer is a large telecommunications operator in Europe.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 7 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

EMPLOYEES

As of December 31, 2019, we employed 261 people including 14 in the United States, 113 in the United Kingdom and European Union, 133 in India and 1 in South Africa. Of our worldwide staff, 77% are involved in product delivery, development, support and professional services, 8% in sales and marketing, and 15% in general administration. The number and mix of our staff has remained stable, however changes may occur in the coming year related to changes in the business and our market strategies. We also engage with multiple contractors in various countries to allow us to service our global clients.

AVAILABLE INFORMATION

You can find out more information about us at www.evolving.com. In addition, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Evolving Systems to review the information we post on the social media channels listed on our website. The information on or accessible through our website or on social media is not incorporated into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Additionally, these reports are available on the SEC’s website at ww.sec.gov.

ITEM 1A. RISK FACTORS

General Risk Statement

Our operations and financial results are subject to various risks and uncertainties, many of which are driven by factors we cannot control or predict. An investment in our common stock involves a high degree of risk. The risks that we have highlighted here represent the material risks known to us, but they are not the only ones that we face. If any of the risks actually occur, our business, financial condition, results of operations and cash flows could be negatively affected. You should carefully consider these risks and uncertainties before investing in our securities.

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

Our revenue comes primarily from sales outside the U.S. and our growth strategy is largely focused on emerging markets. Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively staff, provide technical support and manage operations in multiple countries;

•	fluctuations in currency exchange rates;

•	timely collection of accounts receivable from customers and resellers located outside of the U.S.;

•	our ability to repatriate cash from foreign locations and manage potential adverse tax consequences in connection with repatriating funds;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and regulations;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights; and,

•	compliance with export regulations, tariffs and other regulatory barriers.

Approximately 51% of our revenue is transacted in currencies other than the U.S. dollar (e.g. British Pound Sterling, Swiss Franc and Euro). As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced. At the same time, approximately 94% of our operating expenses are incurred overseas. The strengthening dollar, conversely, lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom-line results, we may not be able to maintain this ratio of revenue to expense in the future. In addition, we may not be able to repatriate cash without incurring substantial risks involving floating currency exchange rates, or to recover or apply withholding taxes remitted to foreign governments.

There is additionally considerable uncertainty about the economic and regulatory effects of the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), as discussed further in “Our performance may be adversely affected by economic and political conditions in the United Kingdom where we do business” below. The UK is one of our largest markets in Europe, but we also presently provide services to UK customers from EU countries and services to customers in EU countries from the UK. Brexit may result in greater regulatory complexity surrounding the services we provide to our UK or EU customers and financial results could be negatively impacted.

Any of the foregoing factors may have a material adverse impact on our business, financial condition and results of operations. We conduct business globally and, as a result, Evolving Systems, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Throughout the world, in the normal course of business, we are subject to examination by taxing authorities up until, two years in the U.K. and Europe and four years in India, following the end of the accounting period. As of the date of this report, two of our income tax returns in India are under review for a hearing for potential refunds and we do not expect the results of the examination will have a material effect on our financial statements.

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

We incurred debt in connection with our acquisitions of Lumata and SSM which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisition of “Lumata Entities” completed on September 4, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”) and we used the full amount of the Lumata Facility to fund the acquisition. The Lumata Facility requires us to make monthly principal payments of approximately $0.1 million, which commenced July 31, 2018, plus interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%. The Lumata Facility is secured by substantially all of our assets.

The Lumata Facility includes negative covenants that restrict our ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; make cash distributions to our stockholders in excess of specific limits; and change the nature of our business materially.

On October 4, 2019 we entered into the First Amendment to the Lumata Facility that replaced previous financial covenants with new covenants requiring a minimum consolidated cash balance of no less than the total bank debt outstanding and a monthly minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendment.

Outstanding amounts under the Lumata Facility may be accelerated by East West Bank upon the occurrence and continuance of certain events of default, including without limitation: payment defaults; breach of covenants beyond applicable grace periods; breach of representations and warranties; bankruptcy and insolvency defaults; and the occurrence of a material adverse effect (as defined). Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

The Lumata Facility and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•	reserving cash in order to satisfy the obligations relating to the Lumata Facility could adversely affect the amount or timing of investments to grow our business, impairing our ability to invest in and successfully grow our business;

•	the Lumata Facility could limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•	the Lumata Facility may increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and

•	the Lumata Facility impose restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under the Lumata Facility could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the Lumata Facility could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline. The First Amendment included a waiver of any prior non-compliance from East West Bank; however, we may be unable to obtain similar waivers or amendments in the event of any future non-compliance.

We recently completed a number of acquisitions in support of our new strategy based on recurring managed services. Acquisitions present many risks and we cannot guarantee that we will realize the financial and strategic goals that were contemplated at the time of a transaction.

We have in prior years entered into acquisitions that we believe have accelerated and will continue to accelerate our pivot to the customer acquisition and customer value management domains. We expect to continue making acquisitions or entering into strategic alliances as part of our long-term business strategy. We cannot be sure that these transactions will ultimately enhance our products or strengthen our competitive position. These transactions involve significant challenges and risks: they may not advance our business strategy, we may not get a satisfactory return on our investment, we may have difficulty integrating operations, new technologies, products and employees, and they may distract management and employees from our other businesses. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected.

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

Impairments of the carrying value of goodwill or other indefinite-lived intangible assets have negatively affected our consolidated operating results and could so again in the future.

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our business and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then goodwill or intangible assets might become impaired. For example, we recorded charges for the impairment of goodwill of $6.7 million and $17.8 million for the years ended December 31, 2019 and 2018, respectively. As goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Additionally, recently impaired intangible assets can also be more susceptible to future impairment as they are recorded on the balance sheet at their recently estimated fair values. Additional impairment of the carrying value of other indefinite-lived intangible assets in the future could negatively affect our operating results or net worth.

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

A pandemic, epidemic, or outbreak of infectious disease such as the current coronavirus (COVID-19) pandemic could have an adverse effect on our business, operating results or financial condition.

Our business could be adversely impacted by the effects of a pandemic, epidemic, or outbreak of an infectious disease, such as the recent and ongoing COVID-19 outbreak in various parts of the world in which we operate, which has now been declared a global pandemic by the World Health Organization. This outbreak could adversely impact our operations, the operations of our customers and the global economy. Disruptions to our business could include restrictions on our ability to travel and distribute our products, suspension or government-mandated shutdown of operations by us or our customers, or the delay of projects in impacted areas. Travel restrictions or operational problems where we or our customers operate may cause a reduction in the demand for our services. For example, the governors of both Colorado (where our corporate headquarters is located) and New York (where several of our executive officers are based) have issued stay-at-home orders which urge residents to work from home and mandate the closures of businesses that are considered non-essential. Similar orders have been issued in the United Kingdom and India, where we have subsidiaries and significant numbers of employees. Any of these events could negatively impact our business, operating results or financial condition.

The COVID-19 Pandemic is having an adverse effect on our business.

The ongoing COVID-19 pandemic crisis has already caused several instances where meetings and other interactions relevant to our business progress have been postponed or delayed. Our customers are wireless carriers who have, in many instances, begun adopting policies that limit the accessibility of their campuses to external personnel. In addition, government-mandated stay-at-home orders have recently been issued in many of the jurisdictions where we or our customers do business, which will prevent us from conducting in-person meetings with customers while those orders are in effect. Although most of these government mandates are effective for limited periods of time, they may be extended indefinitely depending on ongoing developments related to COVID-19. At the time of this filing, this sporadic lack of access has resulted in only slight delays that are not quantitatively detrimental to operating results, but as the situation and its response continue, this could change. If this current situation continues or extends, because of either our customers’ policies and practices or government-mandated stay-at-home orders, restrictions on travel or gatherings of people, our results will be negatively impacted. In addition, the financial covenants under our debt facilities are related to cash balances and trailing three month operational results which may be adversely affected by project delays related to customer interactions being postponed or our customer’s ability to make timely payments.

We face risks associated with doing business through local partners.

In some countries, because of local customs and regulations or for language reasons, we do business through local partners who resell our products and services, with or without value-added services. This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations. In addition, where the local partner provides additional software, hardware and/or services to the end-user, our products and services may only be a small portion of the total solution. As a result, conditions surrounding acceptance and payments owed to us may be impacted by factors that are out of our control. Resellers may also delay paying us even when they have been paid by the end-user. We have in the past experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows. Doing business through local partners may also increase our risks under anti-bribery regulations, as discussed further in “Our international operations subject us to potential liability under anti-corruption laws and regulations” below.

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

During the course of providing our products and services we may collect names, addresses, telephone numbers and other personally identifiable information, or “PII”. This may subject us to complex regulatory requirements related to data collection and risks of improper use or disclosure. In addition, we have offices and clients in the EU where new more stringent regulations, known as the General Data Protection Regulation or “GDPR,” took effect in May 2018. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

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

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Increased sophistication and activities of perpetrators of cyberattacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. A substantial portion of our software development and customer support is provided from our India facility, which may be subject to increased risk of cyberattacks, power loss, telecommunications failure, terrorist attacks and similar events. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers’ subscribers. A security breach could result in disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Although we believe that we have robust information security procedures and other safeguards in place, many of our services do not have fully redundant systems or a formal business continuity or disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that occur from a system outage. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

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

In 2004, we formed Evolving Systems India, a wholly owned subsidiary of Evolving Systems, Inc. and as a result of our 2015 acquisition of SSM, we acquired two additional Indian subsidiaries which have now been merged into Evolving Systems India. We have experienced a high level of turnover with our Indian development staff as a result of strong competition for technology-based personnel in India. In addition, salary levels in India are steadily increasing, reducing the competitive advantages associated with offshore labor. If we are unable to effectively manage our India-based development staff and/or we continue to experience high levels of staff turnover, we may fail to provide quality software in a timely fashion. Furthermore, political changes and uncertainties in India could negatively impact the business climate there. As a result, we may be unable to satisfactorily perform under our contracts and our business, financial condition and results of operations could be materially harmed.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. Protecting our global intellectual property rights is difficult. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 7 patents in the U.S. on elements of our DSA and mobile broadband enablement products and patents pending in other countries on elements of our DSA and Intelligent M2M Controller™ (“IMC”) products. In addition, we have registered or filed for registration of certain of our trademarks. Our patent portfolio is relatively small and given the cost of obtaining additional patent protection, we may choose not to patent certain inventions that later become important. There is also the possibility that our means of protecting our proprietary rights may not be adequate; a third party may copy or otherwise obtain and use our products or technology without authorization or may develop similar technology independently or design around our patents. In addition, the laws of some foreign countries may not adequately protect our proprietary rights.

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

Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United Kingdom where we do business and have operations. Economic and financial uncertainties in our international markets, including uncertainties surrounding the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) and changes to major international trade arrangements, could negatively impact our operations and sales. The UK is one of our largest markets in Europe, but we also presently provide services to UK customers from EU countries and services to customers in EU countries from the UK. Brexit may result in greater regulatory complexity surrounding the services we provide to our UK or EU customers and financial results could be negatively impacted. ..

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

As of December 31, 2019, of our $3.1 million cash balance, $0.3 million is on deposit in the U.S., the U.S. dollar equivalents of $1.1 million is on deposit in the U.K. and Europe, $1.1 million is on deposit in India, $0.4 million is on deposit in Nigeria and $0.2 million is on deposit in South Africa. Should we choose to transfer cash out of our bank accounts in India and Nigeria, we may be required to pay the local tax authorities a withholding tax ranging from 10% to 20% of the amount transferred. Local regulations may take longer to execute than transfers from our U.S., U.K. and European bank accounts and the withholding tax we pay may not be refundable. The longer execution times and the withholding taxes means we may be subject to delays in executing our operations and our available cash is reduced by the withholding taxes.

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

All of the factors discussed in this section, as well as general economic and market conditions unrelated to the performance of our company or industry, could affect our stock price. In particular, stock markets have experienced extreme volatility in the first quarter of 2020 due to the ongoing COVID-19 pandemic and investor concerns and uncertainty related to the impact of the pandemic on the economies of countries worldwide. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

The input method of accounting used for most of our projects can result in overstated or understated profits or losses.

Our services and managed services revenue under fixed-price services contracts is accounted for using the input method of accounting. Under this method, we recognize revenue and profits for each fixed-price service project-based efforts or inputs toward satisfying a performance obligation, which is a promise in a contract to transfer a distinct service to the customer. The input method requires us to estimate the total transaction price allocated based on each distinct performance obligation of a contract. Our failure to accurately estimate these often-subjective factors could result in overstated or understated revenue, profits or losses.

Changes in, or interpretations of, accounting principles or tax rules and regulations, could adversely affect our results of operations.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”). It is possible that future requirements could change our current application of US GAAP, resulting in a material adverse impact on our financial positions or results of operations. In addition, our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. We regularly assess our implementation of applicable accounting principles and the adequacy of our provision for income taxes, but we are a relatively small company and our business is complex; the final determination of any tax authority, upon examination of our income tax returns, could have an adverse effect on our operating results and financial position.

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

In June 2016, our Board of Directors suspended our quarterly dividends. Any decision to pay dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant. In addition, our Lumata Facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space at various locations which are shown below.

	Square	Lease
Location	Footage	Expiration
Englewood, Colorado	400	month-to-month
New York, New York	391	01/31/20
Durham, North Carolina	1453	08/31/20
London, England	376	09/30/20
Bangalore, India	12429	08/18/23
Kolkata, India	5638	07/31/20
Delhi, India	322	03/09/20
Johannesburg, South Africa	130	09/30/20
Kuala Lumpur, Malaysia	1042	07/14/20
Mexico City, Mexico	89	02/29/20
Grenoble, France	3767	03/21/21
Cluj-Napoca, Romania	7793	12/31/22
Madrid, Spain	215	month-to-month

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business. We also receive letters from former employees claiming that upon exiting their final compensation was not properly calculated. One such complaint from the Company’s former Chief Executive Officer has been lodged, claiming he was not properly compensated upon termination along with additional allegations.  The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The ultimate outcome of this matter is not estimable or determinable at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOL.”

As of March 26, 2020, there were approximately 74 holders of record of our common stock.

Dividends

Our Lumata Facility limits our ability to pay dividends by establishing a maximum amount that can be paid per quarter and prohibiting payment of dividends when an event of default has occurred. Payment of future dividends can also affect our business as this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities. Any decision to declare dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant.

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

OVERVIEW

Evolving Systems, Inc. is a provider of real-time digital engagement solutions and services to the wireless carrier and consumer financial services markets. We operate a managed services business model through which we maintain long-standing relationships with many of the largest wireless companies worldwide. We have acquired multiple companies in the past few years to expand our offerings. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services. The Company has moved from selling technology to offering business solutions. The value proposition likewise has moved away from cost savings to a focus on revenue increases for the carrier and our business model has moved from classic capital expenditure license and services to operating expense models based on managed services.

RECENT DEVELOPMENTS

In 2019, we released Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CVM platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect to continue our focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data, all of which greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. Enhancements to our technology further expands our managed services platform for delivering on-tap strategic and tactical solutions.

We reported a net loss of $9.7 million and of $14.8 million for the years ended December 31, 2019 and 2018, respectively.

In 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019 and in fourth quarter of 2018, we performed an interim goodwill impairment test in each quarter. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $6.7 million and $17.8 million recorded in the consolidated financial statements for the years ended December 31, 2019 and 2018, respectively.

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

For the Years
Ended December 31,
2019 vs. 2018
Changes in:
Revenue	$(493)
Costs of revenue and operating expenses	1,626
Income from operations	$1,133

The net effect of our foreign currency exchange rate changes for the year ended December 31, 2019 was a $0.5 million decrease in revenue and a $1.6 million increase in operating expenses versus the year ended December 31, 2018 was due to a stronger US dollar on average during the year 2019.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format:

	For the Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
REVENUE
License fees	$1,245	$1,433	$(188)	(13)%
Services	24,505	29,203	(4,698)	(16)%
Total revenue	25,750	30,636	(4,886)	(16)%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	8,685	10,349	(1,664)	(16)%
Sales and marketing	7,459	6,592	867	13%
General and administrative	5,091	6,677	(1,586)	(24)%
Product development	4,594	4,170	424	10%
Depreciation	190	121	69	57%
Amortization	938	970	(32)	(3)%
Goodwill impairment loss	6,687	17,760	(11,073)	(62)%
Total costs of revenue and operating expenses	33,644	46,639	(12,995)	(28)%

Loss from operations	(7,894)	(16,003)	8,109	(51)%

Other (expense) income
Interest income	15	65	(50)	(77)%
Interest expense	(314)	(478)	164	(34)%
Other income	56	393	(337)	(86)%
Foreign currency exchange (loss) income	(455)	810	(1,265)	(156)%
Other (expense) income, net	(698)	790	(1,488)	(188)%

Loss from operations before income taxes	(8,592)	(15,213)	6,621	(44)%
Income tax expense (benefit)	1,103	(426)	1,529	(359)%
Net loss	$(9,695)	$(14,787)	$5,092	(34)%

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2019	2018
REVENUE
License fees	5%	5%
Services	95%	95%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	34%	34%
Sales and marketing	29%	22%
General and administrative	20%	22%
Product development	18%	14%
Depreciation	1%	–
Amortization	4%	3%
Goodwill impairment loss	26%	58%
Total costs of revenue and operating expenses	132%	153%

Loss from operations	(32)%	(53)%

Other (expense) income
Interest income	–	–
Interest expense	(1)%	(2)%
Other income	–	1%
Foreign currency exchange (loss) income	(2)%	3%
Other (expense) income, net	(3)%	2%

Loss from operations before income taxes	(35)%	(51)%

Income tax expense (benefit)	4%	(1)%

Net Loss	(39)%	(50)%

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

License Fees

License fees revenue decreased 13%, or $0.2 million to $1.2 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018. This change is related to the decrease of one-time licensing fees of $0.8 million as the Company continues to transition to a managed service model with more reliable recurring revenue, offset by an increase in incremental licensing to an existing client of $0.6 million.

Services

Services revenue decreased 16%, or $4.7 million, to $24.5 million for the year ended December 31, 2019 from $29.2 million for the year ended December 31, 2018. The decrease is related to ending of project work, support reductions and pricing pressures of $3.1 million. Also, the ending of client relationships of $2.2 million and significant project work carried over from acquisitions in 2018 of $1.6 million. This was partially offset by revenues from new customers of $1.2 million and new projects and upgrades of $1.0 million.

Costs of Revenue, excluding depreciation and amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization decreased $1.7 million, or 16%, to $8.7 million for the year ended December 31, 2019 from $10.4 million for the year ended December 31, 2018. The decrease in revenues has allowed for experienced resources to work on product development and other internal projects. This has caused a decrease in costs of $1.1 million. Reduction in third party consultants and software charges from the prior year were $0.4 million and reduction in incentive compensation and recognition programs were $0.2 million. As a percentage of revenue, cost of revenue, excluding depreciation and amortization was 34% for the year ended December 31, 2019 and 2018. This was primarily due to the aforementioned reduction of costs.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses increased 13%, or $0.9 million, to $7.5 million for the year ended December 31, 2019 from $6.6 million for the year ended December 31, 2018. The increase in expenses is attributable to $0.5 million in costs from additional staff and increased travel expense of $0.1 million to facilitate meeting existing and potential new customers, along with an increase in marketing spend of $0.3 million. As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2019 increased to 29% from 22% for the year ended December 31, 2018. The increase in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned higher costs as proportioned to the lower revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased 24%, or $1.6 million, to $5.1 million for the year ended December 31, 2019 from $6.7 million for the year ended December 31, 2018. The decrease was primarily attributable to lower professional fees of $0.7 million due to a reduction of legal fees associated with closure of an employee matter in the prior year, a reduction in employee and equity compensation of $0.4 million, reduction of incentive compensation and directors fees from the prior year $0.2 million, and reduction in travel and entertainment costs of $0.1 million. In addition, the Company collected $0.2 million of funds previously determined to be uncollectable. As a percentage of total revenue, general and administrative expenses decreased to 20% for the year ended December 31, 2019 from 22% for the year ended December 31, 2018. The decrease in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned lower costs.

Product Development

Product development expenses consist primarily of labor-related costs. Product development expenses increased 10%, or $0.4 million, to $4.6 million for the year ended December 31, 2019 from $4.2 million for the year ended December 31, 2018. The increase is primarily related to $1.0 million of additional work by the technical staff in building and enhancing our product offerings. This was partially offset by reduction in staff of $0.5 million and incentive compensation of $0.1 million. As a percentage of total revenue, product development expenses increased to 18% for the year ended December 31, 2019 from 14% for the year ended December 31, 2018. The increase in product development expenses as a percentage of revenue is primarily due to the aforementioned higher costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased 57%, or $0.1 million, to $0.2 million for the year ended December 31, 2019 from $0.1 million for the year ended December 31, 2018. The increase of expense was due to expenditures made to acquire additional computer hardware. As a percentage of revenue, depreciation expense increased to 1% for the year ended December 31, 2019 from less than 1% for the year ended December 31, 2018. The increase is related to the cost as proportioned to the lower revenues.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense decreased 3%, or less than $0.1 million, to $1.0 million for the year ended December 31, 2019 from $1.0 million for the year ended December 31, 2018. As a percentage of revenue, amortization expense increased to 4% for the year ended December 31, 2019 from 3% for the year ended December 31, 2018. The increase is related to the cost as proportioned to the lower revenues.

Goodwill Impairment Loss

Goodwill impairment losses were recorded as a result of goodwill impairment analysis conducted since our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The Company recorded a $6.7 million write-off of all goodwill in the fiscal year ended December 31, 2019. This is a decrease from the $17.8 million goodwill impairment loss recorded in fiscal year ended December 31, 2018.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the year ended December 31, 2019 decreased 34%, or $0.2 million, to $0.3 million as compared to $0.5 million for the year ended December 31, 2018. The decrease was related to the reduction of the outstanding balance of term loans which included the retirement of the older note. The decrease in interest expense as a percentage of revenue is primarily due to the aforementioned lower costs.

Other (Expense) Income

For the year ended December 31, 2019, we had $0.1 million in other income, net, which consisted of mostly of the net proceeds from settlement of insurance claim after legal fees regarding coverage on the dispute settled with a former SSM contractor. This was a decrease of $0.3 million in other income from year ended December 31, 2018 which consisted of: (1) when we acquired Telespree on October 24, 2013, we agreed to make a final cash payment on October 24, 2014 of $0.5 million. This payment was subject to reduction for certain claims and we notified the seller’s representative that we were asserting claims against the final cash payment and the contractually agreed time period has lapsed. Accordingly, we eliminated the liability as of June 30, 2018 and recognized $0.5 million gain in other income; (2) at the end of the second quarter we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, of which $0.1 million was on the Company’s behalf and recorded as other expense; (3) When we acquired EVOL BLS on July 3, 2017, we agreed to make up to three annual cash payments equal to 50% of the EVOL BLS revenue in excess of $4.8 million for the 12-month periods ending July 3, 2018, 2019 and 2020. The Company also agreed to guarantee the EVOL BLS obligations under the Purchase Agreement. As of June 30, 2018, EVOL BLS has exceeded their projected revenues and we estimated the total annual cash payments for the three 12-month periods to be $0.8 million, which is a $0.4 million increase. We recognized $0.4 million in interest expense as a result of our increased obligation, and (4) $0.4 million in other income from eliminating certain allowances, unearned revenue and accrued liabilities that primarily came from the BLS and Lumata entities at the time of our acquisition. Foreign currency exchange losses resulting from transactions denominated in a currency other than the functional currency of the respective subsidiary increased 156%, or $1.3 million, to a $0.5 million loss for the year ended December 31, 2019 compared to a $0.8 million gain for the year ended December 31, 2018 that was generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Income Tax Expense

We recorded net income tax expense of $1.1 million for the year ended December 31, 2019 and net income tax benefit of $0.4 million for the year ended December 31, 2018. The net expense for the year ended December 31, 2019 consisted of current tax expense of $0.8 million related to $0.3 million income tax expense incurred by our Indian based operations and $1.3 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit due to the current year losses offset by Research and Development credits from our U.K. based operations of $0.5 million. Also offset by the AMT refund of $0.4 million. Deferred tax expense of $0.4 million related to US tax refund of AMT credits. The net benefit during the year ended December 31, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.9 million. The current tax expense consists of income tax primarily from our U.S. and U.K. based operations. The deferred tax benefit primarily consists of benefits from establishing deferred tax assets of $0.5 million for our foreign tax credit (“FTC”) carryforwards, $0.2 million for net operating losses from certain U.K. subsidiaries that are expected to be used by another U.K. subsidiary and $0.2 million decrease in net deferred tax liabilities.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2019, and 2018, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position decreased 53%, or $4.3 million to $3.8 million at December 31, 2019 from $8.1 million at December 31, 2018. The decrease in working capital is related to the decrease in cash and unbilled work in progress partially offset by reduction in the short term portion of term loan and accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At December 31, 2019, our principal sources of liquidity were $3.1 million in cash and cash equivalents and $6.7 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally, and term loan payments. Other uses of cash may include capital expenditures and technology expansion.

During 2017, in connection with the acquisition of the Lumata Entities , EVOL Holdings entered into a Term Loan Facility Agreement, a Debenture and a Subordination Deed with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). We used the full amount of the Lumata Facility to fund the acquisition. The Lumata Facility requires the Company to make monthly principal payments of approximately $131,400 that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date, plus in either case 1.5%. The Lumata Facility is secured by substantially all of the assets of the Company.

On September 24, 2019 the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the First Amendment (“First Amendment”) to the Lumata Facility. The purpose of the First Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The First Amendment also required Evolving Systems to make an advance payment of principal of $666,666.66. The remaining terms and conditions of the Lumata Facility and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The unpaid balance of the Lumata Facility is scheduled to be paid off on January 31, 2021.

On February 29, 2016, we retired our previous revolving credit facility and we entered into a term loan agreement with East West Bank (“Term Loan”) for $6.0 million. The Term Loan bore interest at a floating rate equal to the U.S. Prime Rate plus 1.0% and was secured by substantially all of the Company’s assets, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of the Company. Interest accrued and was payable monthly. We were required to repay the Term Loan in 36 equal monthly installments, commencing on January 1, 2017. We were required to use the $6 million Term Loan proceeds, plus $4.0 million from our cash reserves, to pay off the Revolving Facility. The Term Loan was scheduled to mature on January 1, 2020.

On September 24, 2019, the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with East West Bank to the Term Loan. The purpose of the Sixth Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The Sixth Amendment also required Evolving Systems to make an advance payment of principal of $333,333.33. In addition, the Sixth Amendment added any default under the Lumata Facility discussed above as an Event of Default under the Term Loan. The remaining terms and conditions of the Term Loan and payment schedule remained unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment of principal and interest was made November 1, 2019.

Both the Lumata Facility and the Term Loan (collectively, “Loans”) include negative covenants that place restrictions on the Company’s ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; make cash distributions to our stockholders in excess of specified limits; and change the nature of our business materially. Financial covenants previously included in the credit facilities have been replaced by a minimum consolidated cash balance of no less than the total bank debt outstanding and a monthly minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West bank in the amendments.

Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. However, the financial covenants under our debt facilities (see Note 4) are related to cash balances and trailing three month operational results which may be adversely affected by project delays related to customer interactions being postponed. Evolving Systems continually evaluates compliance with the new covenants as of December 31, 2019 and forward, and reports to the East West Bank on a monthly basis.

Net cash provided by operating activities for the year ended December 31, 2019 and 2018 was $1.1 million and $2.6 million, respectively. Cash provided by operating activities for the year ended December 31, 2019 was primarily due to a net loss of $9.7 million offset by non-cash goodwill impairment loss of $6.7 million, amortization and depreciation expense of $1.1 million, an unrealized foreign currency gain of $0.5 million ,$0.4 million related to the Amortization of operating leases -- right of use assets and stock compensation of $0.3 million along with the decrease in unbilled revenue of $1.8 million, a decrease in accounts receivable of $0.9 million and offset by an increase in prepaid and other current assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $0.7 million.

The cash provided by operating activities for the year ended December 31, 2018 was a net loss of $14.8 million offset by a non-cash goodwill impairment loss of $17.8 million, and net decrease in operating assets and liabilities of $0.4 million.

Net cash used in investing activities was $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. Cash used in investing activities for the years ended December 31, 2019 and 2018, was due to the purchase of property and equipment, respectively.

Net cash used in by financing activities was $4.2 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively. The cash used in 2019 financing activities was for principal payments on our Loans. The cash used in 2018 financing activities was for principal payments on our Loans and payment of contingent earn-out.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months as of the date this Form 10-K is filed. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at December 31, 2019 of $3.1 million;

•	Our working capital balance of $3.8 million; and

•	Our ability to historically generate positive operating cash flows.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2019 and 2018, the effect of exchange rate changes resulted in a $0.1 million decrease and a less than $0.1 million decrease to consolidated cash, respectively. We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs”), Evolving Systems NC, Inc., EVOL BLS and the Lumata Entities. These assets are amortized using the straight-line method over their estimated lives. We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable, we compare the estimated undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the asset group’s carrying amount. If an amortizable intangible or long-lived asset is not deemed to be recoverable, we recognize an impairment loss representing the excess of the asset group’s carrying value over its estimated fair value.

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

Revenue Recognition

The majority of our license fees and services revenue is generated from fixed-price contracts and provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer including any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

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

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License fees represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time generally as a single performance obligation. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated standalone selling price. The selection of the method to measure progress towards completion requires judgment and is based on the extent of progress towards completion of the performance obligation. We recognize revenue using the input method of accounting based on labor hours.

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

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $9.1 million. The Company expects approximately 47% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 53% recognized thereafter.

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

Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Leases (Topic 842). For the Company, Leases (Topic 842) primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Stock-based Compensation

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees, non-employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock. We recognize forfeitures as they occur rather than estimating them at the time of the grant.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evolving Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evolving Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Evolving Systems, Inc. (a Delaware corporation, the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012

East Hanover, NJ

April 4, 2019

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,076	$6,732
Contract receivables, net of allowance for doubtful accounts of $710 and $771 at December 31, 2019 and 2018, respectively	6,732	7,757
Unbilled work-in-progress, net of allowance for doubtful accounts of $0 and $552 at December 31, 2019 and 2018, respectively	1,105	3,044
Prepaid and other current assets	1,594	1,351
Income taxes receivable	953	1,137
Total current assets	13,460	20,021
Property and equipment, net	482	303
Amortizable intangible assets, net	3,665	4,550
Operating leases - right of use assets, net	1,205	–
Goodwill	–	6,738
Deferred income taxes	1,000	1,140
Total assets	$19,812	$32,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loans - current portion	$1,577	$3,573
Accounts payable and accrued liabilities	3,827	4,483
Lease obligations — operating leases	321	–
Unearned revenue	3,971	3,911
Total current liabilities	9,696	11,967
Long-term liabilities:
Term loans, net of current portion	122	2,365
Lease obligations - operating leases, net of current portion	876	–
Total liabilities	10,694	14,332

Commitments and contingencies (Note 10)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018, respectively	–	–
Common stock, $0.001 par value; 40,000,000 shares authorized;
12,342,723 shares issued and 12,163,834 outstanding as of December 31, 2019 and 12,305,597 shares issued and 12,126,708 outstanding as of December 31, 2018	12	12
Additional paid-in capital	99,555	99,224
Treasury stock, 178,889 shares as of December 31, 2019 and 2018, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,053)	(10,115)
Accumulated deficit	(79,143)	(69,448)
Total stockholders' equity	9,118	18,420
Total liabilities and stockholders' equity	$19,812	$32,752

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018
REVENUE
License fees	$1,245	$1,433
Services	24,505	29,203
Total revenue	25,750	30,636

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	8,685	10,349
Sales and marketing	7,459	6,592
General and administrative	5,091	6,677
Product development	4,594	4,170
Depreciation	190	121
Amortization	938	970
Goodwill impairment loss	6,687	17,760
Total costs of revenue and operating expenses	33,644	46,639

Loss from operations	(7,894)	(16,003)

Other (expense) income
Interest income	15	65
Interest expense	(314)	(478)
Other income	56	393
Foreign currency exchange (loss) income	(455)	810
Other (expense) income, net	(698)	790

Loss from operations before income taxes	(8,592)	(15,213)
Income tax expense (benefit)	1,103	(426)
Net Loss	$(9,695)	$(14,787)

Basic loss per common share - net loss	$(0.80)	$(1.22)

Diluted loss per common share - net loss	$(0.80)	$(1.22)

Weighted average basic shares outstanding	12,157	12,108
Weighted average diluted shares outstanding	12,157	12,108

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended December 31,
	2019	2018
Net loss	$(9,695)	$(14,787)

Other comprehensive (loss) income
Foreign currency translation loss	62	(1,913)

Comprehensive loss	$(9,633)	$(16,700)

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2018	11,941,072	$12	$98,517	$(1,253)	$(8,202)	$(54,661)	$34,413
Stock option exercises	9,676	-	4	-	-	-	4
Common stock issued pursuant the Employee Stock Purchase Plan	85	-	1	-	-	-	1
Restricted stock vested	175,875	-	-	-	-	-	-
Share-based compensation expense	-	-	702	-	-	-	702
Net loss	-	-	-	-	-	(14,787)	(14,787)
Foreign currency translation loss	-	-	-	-	(1,913)	-	(1,913)
Balance at December 31, 2018	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	37,126	-	-	-	-	-	-
Share-based compensation expense	-	-	331	-	-	-	331
Net loss	-	-	-	-	-	(9,695)	(9,695)
Foreign currency translation income	-	-	-	-	62	-	62
Balance at December 31, 2019	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,695)	$(14,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	190	121
Amortization of intangible assets	938	970
Amortization of debt issuance costs	6	9
Amortization of operating leases — right of use assets	414	—
Share-based compensation expense	331	702
Payment of contingent purchase consideration	—	(445)
Foreign currency transaction loss (income), net	455	(810)
Bad debt expense, net of recoveries	100	431
Release of Telespree liability	—	(496)
Change in fair value of contingent earn-out	—	413
Provision for deferred income taxes	330	(946)
Goodwill impairment loss	6,687	17,760
Change in operating assets and liabilities:
Contract receivables	858	2,473
Unbilled work-in-progress	1,839	1,803
Prepaid and other assets	(231)	(25)
Accounts payable and accrued liabilities	(700)	(1,326)
Income taxes receivable	12	(2,036)
Unearned revenue	(49)	(1,244)
Lease obligations — operating leases	(406)	—
Net cash provided by operating activities	1,079	2,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(383)	(185)
Net cash used in investing activities	(383)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(4,243)	(2,788)
Payment of contingent earn-out	—	(380)
Proceeds from the issuance of stock	—	5
Net cash used in financing activities	(4,243)	(3,163)

Effect of exchange rate changes on cash and cash equivalents	(109)	(49)

Net decrease in cash and cash equivalents	(3,656)	(830)
Cash and cash equivalents at beginning of period	6,732	7,562
Cash and cash equivalents at end of period	$3,076	$6,732

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$327	$499
Income taxes paid, net of refunds	$995	$887
Measurement period adjustment to goodwill and intangible assets	—	$281
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,609	$—

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

These acquisitions of BLS and the Lumata Entities have further reinforced our commitment to the customer acquisition and customer value management (“CVM”) domains that began with the acquisition of Sixth Sense Media (“Evolving Systems NC, Inc.”). We now have a customer base of more than 100 customers spanning 65 countries across the world. In 2019, we released Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CVM platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect to continue our focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data. The next generation of CVM is moving beyond traditional CRM and points-based loyalty systems to highly personalized and contextual, real-time, omni-channel consumer engagement in multiple verticals.

Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. However, the financial covenants under our debt facilities (see Note 4) are related to cash balances and trailing three month operational results which may be adversely affected by project delays related to customer interactions being postponed or our customer’s ability to make timely payments. Failure to meet our covenants would provide East West Bank the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods. There can be no assurance that we will successfully renegotiate the loans’ terms in the event we did not meet the financial covenants, however we believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. In making this assessment, we considered our $3.1 million in cash and cash equivalents and our $3.8 million in working capital at December 31, 2019, along with our ability to generate positive cash flows from operations for the years ended December 31, 2019 and 2018. Evolving Systems continually evaluates compliance with the new covenants as of December 31, 2019 and forward, and reports to the East West Bank on a monthly basis.

Use of Estimates — The preparation of consolidated financial statements in conformity with Accounting principles generally accepted in the United States of America (US GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Goodwill — Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include an other than temporary decline in our market capitalization that is calculated as our common stock’s market price multiplied by the number of shares of common stock outstanding, a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to the reporting unit, and determination of the fair value of the reporting unit. In 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019 and in fourth quarter of 2018, we performed an interim goodwill impairment test in each quarter. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill, see Note 2.

Intangible Assets — Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs”), Evolving Systems NC, Inc., EVOL BLS and the Lumata Entities. These assets are amortized using the straight-line method over their estimated lives.

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

Revenue Recognition — The majority of our license fees and services revenue is generated from fixed-price contracts, this provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer and exclude any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

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

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License fees represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated standalone selling price. The selection of the method to measure progress towards completion requires judgment and is based on the extent of progress towards completion of the performance obligation. We recognize revenue using the input method of accounting based on labor hours.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2019	2018
Primary geographical markets
United Kingdom	$5,039	$6,222
Other	20,711	24,414
	$25,750	$30,636

Major products/service lines
Licensing fees	$1,245	$1,433
Customer support, including warranty support fees	9,070	9,984
Services	7,211	8,880
Managed services	8,224	10,339
Total services	24,505	29,203
	$25,750	$30,636

Timing of revenue recognition
Products transferred at a point in time	$480	$882
Products and services transferred over time	25,270	29,754
	$25,750	$30,636

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	December 31, 2019	December 31, 2018
Assets
Contract receivables, net	$6,732	$7,757
Unbilled work-in-progress, net	$1,105	$3,044
Liabilities
Unearned revenue	$3,971	$3,911

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million at December 31, 2019 and less than $0.1 million at December 31, 2018.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years and are included in sales and marketing. During the years ended December 31, 2019 and 2018, the amount of amortization was $0.2 million and $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the years ended December 31, 2019 and 2018, we recognized revenue of $3.7 million and $5.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $9.1 million. The Company expects approximately 47% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 53% recognized thereafter.

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

The following table reflects the activity in the allowance for doubtful accounts:

					Effects of
				Write-Offs	Foreign
		Balance at	Bad Debt	Charged	Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2019	Allowance for doubtful accounts	$771	$(76)	$19	$(4)	$710
2018	Allowance for doubtful accounts	$970	$(86)	$(124)	$11	$771

The following table reflects the activity in the allowance for unbilled work-in-progress:

			Unbilled		Effects of
			Work-in-	Write-Offs	Foreign
		Balance at	Progress	Charged	Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2019	Allowance for unbilled work-in-progress	$552	$106	$(643)	$(15)	$–
2018	Allowance for unbilled work-in-progress	$107	$454	$2	$(11)	$552

Stock-based Compensation — We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees, non-employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock. We recognize forfeitures as they occur rather than estimating them at the time of the grant.

Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under US GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

For the years ended December 31, 2019 and 2018, one significant customer accounted for 11% of revenue from operations, respectively. This customer is a large telecommunications operator in Europe.

As of December 31, 2019, one customer accounted for 12% of contract receivables and unbilled work-in-progress. As of December 31, 2018, no customers accounted for 10% of contract receivables and unbilled work-in-progress.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our cash and cash equivalents not under any FDIC program were $2.7 million and $6.5 million as of December 31, 2019 and 2018, respectively.

Sales, Use and Other Value Added Tax — Applicable revenue-based state, use and other value added taxes are included in revenue.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2019 and 2018. In addition, we did not have any capitalized internal software development costs included in our December 31, 2019 and 2018 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature−rich, pre−integrated, and highly−scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

We review our long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We evaluate the recoverability of an asset group by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, we recognize an impairment charge as the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

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

Recently Adopted Accounting Pronouncements — In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations.

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

The adoption of the standard resulted in the recognition of additional ROU assets and lease liabilities of approximately $1.6 million as of January 1, 2019, that did not change previously reported net loss and did not result in a cumulative effect adjustment to accumulated deficit and did not impact cash flows.

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. Management does not believe there will be a significant impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. Management does not believe there will be a significant impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We have not yet completed the full assessment of the impact on our consolidated financial statements or related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at January 1, 2018	$25,216
Measurement period adjustments	263
Goodwill impairment loss	(17,760)
Effects of changes in foreign currency exchange rates (1)	(981)
Balance at December 31, 2018	$6,738
Goodwill impairment loss	(6,687)
Effects of changes in foreign currency exchange rates (1)	(51)
Balance at December 31, 2019	$-

(1)	Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $6.7 million and $17.8 million recorded in the consolidated financial statements for the years ended December 31, 2019 and 2018, respectively.

We amortized identifiable intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2019, and 2018, identifiable intangibles were as follows (in thousands):

	December 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,903		$(1,508)		$1,395	5.7 yrs.
Trademarks and tradenames	307		(247)		60	1.7 yrs.
Non-competition	39		(39)		-	0.0 yrs.
Customer relationships	4,346		(2,136)		2,210	6.7 yrs.
	$7,595	(1)	$(3,930	)(1)	$3,665	4.8 yrs.

	December 31, 2018
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,877		$(1,121)		$1,756	6.7 yrs.
Trademarks and tradenames	303		(223)		80	2.7 yrs.
Non-competition	39		(38)		1	1.0 yrs.
Customer relationships	4,303		(1,590)		2,713	7.7 yrs.
	$7,522	(1)	$(2,972	)(1)	$4,550	5.8 yrs.

(1)	Includes functional currency adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.9 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2019 was as follows (in thousands):

Year ending December 31,
2020	$945
2021	932
2022	745
2023	367
2024	166
Thereafter	510
$3,665

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Accounts payable	$889	$1,276
Accrued compensation and related expenses	1,755	1,863
Accrued liabilities	1,183	1,344
	$3,827	$4,483

NOTE 4 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of December 31, 2019, the U.S.A. Prime Rate was 4.75%. At December 31, 2019 the interest rate was 6.25%. In the event of a default, the interest rate increases by 5% per annum. EVOL Inc. entered into the Lumata Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered the Lumata Facility as Original Guarantors (the “Original Guarantors”). The Lumata Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

The Lumata Facility required the Company to pay an Arrangement Fee (“Origination Fee”) of $23,650, payable in four equal installments, with the first payment due on the date of the Lumata Facility and the remaining three payments on the first, second and third anniversary thereof. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Company may prepay the Lumata Facility at any time, in a minimum amount of $250,000 and increments of $50,000, subject to a prepayment fee of 2% of the amount prepaid, on any prepayment made before the second anniversary date of the Agreement.

On February 29, 2016, we entered into the Fifth Amendment to the Loan and Security Agreement with East West Bank which provided for a Term Loan (the “Term Loan”) for $6.0 million. The $6.0 million Term Loan bore interest at a floating rate equal to the U.S. Prime Rate plus 1.0%. In the event of a default, the interest rate was to increase 5% per annum. The Term Loan was secured by substantially all of the assets of Evolving Systems, including a pledge, subject to certain limitations with respect to stock of foreign subsidiaries, of the stock of the existing and future direct subsidiaries of Evolving Systems. Interest accrued from the date the Term Loan was made at the aforementioned rate and was payable monthly. The Term Loan was to be repaid in 36 equal monthly installments of principal, plus accrued but unpaid interest, commencing on January 1, 2017 and continuing on the first day of each month thereafter through and including January 1, 2020. The Term Loan required the Company to maintain a minimum current ratio, a specified ratio of Total Liabilities to EBITDA and a minimum fixed charge coverage ratio, as defined in the Term Loan. The Term Loan required us to pay two annual credit facility fees of $18,750 and legal fees equal to $1,000.

On September 24, 2019 the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the First Amendment (“First Amendment”) to the Lumata Facility. The purpose of the First Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The First Amendment also required Evolving Systems to make an advance payment of principal of $666,666.66. The remaining terms and conditions of the Lumata Facility and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment is scheduled to be made January 31, 2021.

On September 24, 2019, the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the Sixth Amendment to the Loan and Security Agreement (“Sixth Amendment”) with East West Bank to the Term Loan. The purpose of the Sixth Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The Sixth Amendment also required Evolving Systems to make an advance payment of principal of $333,333.33. In addition, the Sixth Amendment added any default under the Lumata Facility discussed above as an Event of Default under the Term Loan. The remaining terms and conditions of the Term Loan and payment schedule remained unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment of principal and interest was made November 1, 2019.

Financial covenants previously included in the credit facilities have been replaced by a minimum consolidated cash balance of no less than the total bank debt outstanding and a minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments.

NOTE 5 − INCOME TAXES

We recorded net income tax expense of $1.1 million for the year ended December 31, 2019 and net income tax benefit of $0.4 million for the year ended December 31, 2018. The net expense for the year ended December 31, 2019 consisted of current tax expense of $0.8 million related to $0.3 million income tax expense incurred by our Indian based operations and $1.3 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit due to the current year losses offset by Research and Development credits from our U.K. based operations of $0.5 million. Also offset by the AMT refund of $0.4 million. Deferred tax expense of $0.4 million related to US tax refund of AMT credits. The net benefit during the year ended December 31, 2018 consisted of current income tax expense of $0.5 million and a deferred tax benefit of $0.9 million. The current tax expense consists of income tax primarily from our U.S. and U.K. based operations. The deferred tax benefit primarily consists of benefits from establishing deferred tax assets of $0.5 million for our foreign tax credit (“FTC”) carryforwards, $0.2 million for net operating losses from certain U.K. subsidiaries that are expected to be used by another U.K. subsidiary and $0.2 million decrease in net deferred tax liabilities.

Global Intangible Low-taxed Income

We recognize the tax on global intangible low-taxed income (“GILTI”) as a period cost in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. There is no GILTI inclusion for the years ended December 31, 2019 and 2018, respectively.

Transfer pricing adjustments, net

The Company's tax positions include the Company's intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal 2018, the Company finalized an Advance Pricing Arrangement ("APA") with Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. In accordance with the APA, the adjustments necessary to reflect the reduction in 2018 U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $5.5 million and a corresponding decrease in foreign income before income tax expense in the year ended 2018.

The pre-tax (loss) income on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Domestic	$(290)	$(17,820)
Foreign	(8,302)	2,607
Total	$(8,592)	$(15,213)

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2019	2018
Current:
Federal	$(365)	$340
Foreign	1,110	155
State	28	25
Total Current	773	520
Deferred:
Federal	385	41
Foreign	(55)	(987)
Total Deferred	330	(946)
Total	$1,103	$(426)

As of December 31, 2019, and 2018 we had no Federal NOL carryforwards remaining. As of December 31, 2019, and 2018, we had state NOLs of approximately $20.5 million and $27.5 million, respectively. The state NOL carryforwards expire at various times beginning in 2020 and ending in 2037. As of December 31, 2019, and 2018, we had foreign NOLs representing deferred tax assets of $5.9 million and $5.5 million, respectively. The foreign NOL carryforwards expire at various times beginning in 2020 and ending in 2037. In addition, we had research and experimentation credit carryforwards of approximately $0.3 million which expired in 2019 and Alternative Minimum Tax (“AMT”) credits of $0.4 million. For tax years beginning after 2017 and before 2021, the AMT credit is refundable in an amount equal to 50% of excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability and fully refunded by year 2021.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws. The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries. The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income (“Foreign Tax Credit” or “FTC”). An election to either claim a deduction or FTC on such foreign income taxes can be made each tax year, independent from elections made in other years. An FTC reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax. As the election to claim the FTC or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or FTC on an annual basis. We had approximately $4.7 million of FTC deferred tax assets to carryforward into 2020 and subsequent years. As of December 31, 2019, our FTC deferred tax asset balance was approximately $0.5 million, net of its valuation allowance.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Foreign tax credits carryforwards	$4,650	$4,788
Net operating loss carryforwards - Foreign	5,911	5,531
Net operating loss carryforwards - State	753	887
Research & development credits	–	303
AMT credits	385	770
Stock compensation	552	559
Depreciable assets	54	38
Accrued liabilities and reserves	127	67
Total deferred tax assets	12,432	12,943

Deferred tax liabilities:
Intangibles	(180)	(697)
Accrued liabilities and reserves	(170)	(174)
Total deferred tax liability	(350)	(871)

Net deferred tax assets, before valuation allowance	12,082	12,072
Valuation allowance	(11,082)	(10,932)
Net deferred tax asset	$1,000	$1,140

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. In September 2017, we established a deferred tax liability of $0.4 million as a result of the acquisition of the Lumata Entities. As of December 31, 2019, and 2018, there was a net deferred tax liability of $0.2 million and a net deferred tax liability of $0.7 million, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We maintain a valuation allowance on the domestic net deferred tax assets other than $0.4 million in AMT credits and $0.5 million in FTC, and $0.3 million of foreign net deferred tax assets, offset by deferred tax liabilities of $0.2 million. We have determined it is more likely than not that we will not realize our domestic deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, research and development credits and, Foreign Tax Credits. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal and state combined income tax rate of 25.4% for 2019 and 25.6% for 2018 to loss before income tax expense (benefit) as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
U.S. federal income tax benefit at statutory rates	$(1,804)	$(3,920)
State income tax expense, net of federal impact	28	23
Foreign rate differential	244	540
Federal Refund	(26)	–
Change in valuation allowance	468	(274)
Research and development expenses	(537)	(1,167)
Foreign taxes	1,216	–
Goodwill impairment loss	1,404	4,188
Permanent differences and other, net	110	184
Total tax expense (benefit)	$1,103	$(426)

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2019, and 2018, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months. Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying statements of operations.

Our income taxes payable may be reduced by the AMT tax benefits from employee stock plan awards. We had no net excess tax benefits from employee stock plan awards for the years ended December 31, 2019 and 2018, which would be reflected as income tax expense or benefit in the statement of operations.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the U.K., France, and India. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2014.

NOTE 6 − STOCKHOLDERS’ EQUITY

Common Stock Dividends

There were no accrued dividends as of December 31, 2019 and 2018, respectively.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our term loan facility or any other credit facility then in effect.

Treasury Stock

As of December 31, 2019, and 2018, we hold 178,669, respectively shares of our common stock that we purchased prior to the expiration of our stock purchase program on December 31, 2014.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2019, and 2018, no shares of preferred stock were outstanding.

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

NOTE 7 — SHARE-BASED COMPENSATION

We account for share-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.3 and $0.7 million for the years ended December 31, 2019 and 2018, respectively, of compensation expense in the consolidated statements of operations, with respect to our share-based compensation plans.

The following table summarizes share-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2019	2018
Cost of revenue, excluding depreciation and amortization	$42	$52
Sales and marketing	23	39
General and administrative	239	590
Product development	27	21
Total share-based compensation	$331	$702

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1.0 million shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.25 million. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.5 million. In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2.0 million. Awards permitted under the 2007 Stock Plan included: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vested over four years for employees and one year for directors and, with respect to stock option grants, expired no more than ten years from the date of grant. At December 31, 2019 and 2018, there were no shares available for grant under the 2007 Stock Plan. At December 31, 2019 and 2018, 0.3 million and 0.5 million options and restricted shares were issued and outstanding under the 2007 Stock Plan, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 0.25 million shares reserved for issuance. In June 2018, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 0.85 million Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At December 31, 2019 and 2018, 0.3 million and 0.4 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively. At December 31, 2019 and 2018, there were approximately 0.4 million shares available for grant under the 2016 Stock Plan, respectively.

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2018	597
Less restricted stock vested	(181)
Less restricted stock forfeited/expired	(67)
Unvested restricted stock at December 31, 2018	349
Less restricted stock vested	(37)
Less restricted stock forfeited/expired	(153)
Unvested restricted stock at December 31, 2019	159

No grants were made during the year ending December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, approximately 0.04 million and 0.18 million shares of restricted stock vested, respectively. There were forfeitures of approximately 0.15 million shares and approximately 0.07 million shares of restricted stock during the years ended December 31, 2019 and 2018, respectively.

The fair market value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members. Stock-based compensation expense includes $0.2 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively for restricted stock. The shares of restricted stock granted to our Board of Directors and senior management team in 2017 include 0.2 million shares subject to achievement of annual performance goals established by our Board of Directors. The restricted shares vest over four years.

Of the restrictions on the stock awards granted during the periods ended March 31, 2017 and June 30, 2017, 20% will be released in January 2018, and 10% annually beginning on the one-year anniversary of their offering thereafter for four years. The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. Of the restrictions on the stock awards granted during the third quarter, the fourth quarter and the period ended December 31, 2017, respectively, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three-year period. For the year ended December 31, 2019 and 2018, we did not attain the annual performance goals.

The weighted-average assumptions used in the fair value calculations of the stock options are as follows:

For the Years Ended December 31,
2018
Expected term (years)	6.0
Risk-free interest rate	2.9%
Expected volatility	38.43%
Expected dividend yield	0.0%

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2019 and 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2018	713	$5.71	8.23	$128
Less options forfeited/cancelled	(142)	5.20
Less options exercised	(10)	0.40
Add options granted	30	2.25
Options outstanding at December 31, 2018	591	$5.75	7.39	$–
Less options forfeited/cancelled	(138)	5.61
Less options expired	(15)	8.94
Options outstanding at December 31, 2019	438	$5.69	6.51	$–

Options exercisable at December 31, 2019	323	$6.19	6.00	$–

The following is a summary of stock options outstanding under the plans as of December 31, 2019:

Stock Options Outstanding					Stock Options Exercisable

			Weighted Avg.
			Remaining
Range of			Contractual Life	Weighted Avg.		Weighted Avg.
Exercise Prices		Number of Shares	(years)	Exercise Price	Number of Shares	Exercise Price
$2.25	$4.31	33,108	6.39	$2.74	19,358	$3.09
$4.32	$4.55	150,000	7.84	$4.50	75,000	$4.50
$4.56	$5.90	90,112	6.98	$5.00	63,817	$5.15
$5.91	$7.17	85,563	5.43	$6.07	85,563	$6.07
$7.18	$10.90	79,413	4.68	$9.52	79,413	$9.52

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2018 was $1.84.

As of December 31, 2019, there were approximately $0.7 million of total time-based unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock option exercises for the year ended December 31, 2018 was less than $0.1 million. There were no exercises for the year ended December 31, 2019. The total fair value of stock awards vested during the years ended December 31, 2019 and 2018 was $0.3 million and $0.2 million, respectively.

There was no deferred income tax benefit from stock option expense related to Evolving Systems U.K. for the year ended December 31, 2019. The deferred income tax benefit from stock options expense related to Evolving Systems U.K. totaled less than $0.1 million for the years ended December 31, 2018.

There was no cash received from stock option exercises for the year ended December 31, 2019. Cash received from stock option exercises was less than $0.1 million for the year ended December 31, 2018. There were no net settlement exercises during the year ended December 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 0.55 million shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 0.01 million shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2019, there were less than 0.1 million shares available for purchase. For the years ended December 31, 2019 and 2018, we recorded compensation expense of $0.0 million associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

We did not receive any cash from our employee stock purchase plan for the year ended December 31, 2019 and it was a de minimis amount for the year ended December 31, 2018. We did not issue any shares related to the ESPP for the year ended December 31, 2019 and we issued a de minimis number of shares related to the ESPP for the year ended December 31, 2018.

NOTE 8 — BENEFIT PLANS

We have established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all U.S. employees 21 years of age or older with a month of service. Beginning in 2012, we adopted a Safe Harbor 401(k) requiring us to contribute 3% of the employee's compensation for each eligible employee, regardless of whether the employee chooses to participate in the plan. All employee contributions are fully vested immediately and employer contributions vest over a period of three years. Evolving Systems U.K. has established a defined contribution pension scheme that is available to all employees in their first full month of employment. Employees may contribute a percentage of their earnings, the amount of which is dependent upon the age of the employee, not to exceed the maximum statutory contribution amount. We match 5% of employee contributions. All contributions are immediately vested in their entirety.

During 2019 and 2018, we recorded a consolidated expense of $0.4 million, respectively, under the aforementioned plans.

NOTE 9 — LOSS PER SHARE

Basic loss per share is computed by dividing loss or income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

	For the Years Ended December 31,
	2019	2018
Basic loss per common share:
Net loss	$(9,695)	$(14,787)
Basic weighted average shares outstanding	12,157	12,108
Basic loss per common share:	$(0.80)	$(1.22)

Diluted loss per common share:
Net loss	$(9,695)	$(14,787)
Weighted average shares outstanding	12,157	12,108
Effect of dilutive securities - options and restricted stock	–	–
Diluted weighted average shares outstanding	12,157	12,108
Diluted loss per common share:	$(0.80)	$(1.22)

Weighted average options to purchase approximately 0.4 million shares, and 0.6 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2019, and 2018, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England, Bangalore, Kolkata and Delhi India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Mexico City, Mexico, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the year ended December 31, 2019. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020; however, we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Total rent expense consisted of operating lease expense of $0.5 million and short-term lease expense of $0.2 million for the year ended December 31, 2019. Rent expense was $0.7 million for the year ended December 31, 2019 and 2018, respectively. There was no sublease rental income for the years ended December 31, 2019 and 2018. We paid $0.5 million against Lease obligations — operating leases in the year ended December 31, 2019.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU’) assets.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

As of
December 31, 2019
Other Long-term assets - right of use assets	$1,205

Operating Lease current	$321
Lease obligations — operating leases, net of current portion	876
Total lease liability	$1,197

Weighted average remaining operating lease term (in years)	4.4
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019, for the following five fiscal years and thereafter were as follows:

For the year ending
2020	$395
2021	330
2022	306
2023	173
2024	73
Thereafter	116
Total future minimum lease payments	1,393
Present value Adjustment	196
Total	$1,197

(b)	Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2019 and 2018.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. We did not record any liabilities for these agreements as of December 31, 2019 and 2018.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of December 31, 2019 and 2018.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of December 31, 2019 and 2018.

(c)	Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. The Company has been served a complaint from the Company’s former Chief Executive Officer claiming he was not properly compensated upon termination along with additional allegations. The Company has engaged legal counsel through our insurance carrier and intends to defend rigorously. The ultimate outcome of this matter is not estimable or determinable at this time.

In June 2018, we agreed to a Mutual Release and Settlement Agreement and a Contribution Agreement (the “SSM Agreements”) with certain parties related to our September 30, 2015 acquisition of SSM. The SSM Agreements settled a dispute with a former SSM contractor, for which the Company asserted indemnification from the SSM sellers. Under the SSM Agreements, in July 2018 we paid $0.3 million toward the settlement, $0.1 million of which was on the Company’s behalf and was recorded as other expense for the fiscal year ending December 31, 2018. The Company and the SSM sellers agreed to offset the Company’s contribution to the settlement against the final payment due to the SSM sellers and, therefore, we were released from a $0.3 million final payment due to the sellers of SSM. In 2019, we agreed to and received a settlement of $0.2 million, with our insurance carrier at the time of claim, for coverage related to the reimbursement of costs incurred on this matter.

NOTE 11 — GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our offices in North Carolina and our U.K.-based subsidiaries. Additionally, personnel in Cluj -Napoca, Romania; Grenoble, France; and Bangalore and Kolkata, India; provide software development services and support to our global operations. Financial information relating to U.S. based companies and by international geographic region exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	December 31, 2019	December 31, 2018
Long-lived assets, net
United States	$2,063	$2,741
United Kingdom	1,727	7,098
Other	1,562	1,752
	$5,352	$11,591

NOTE 12 — SUBSEQUENT EVENTS

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On January 3, 2020, the Nasdaq Listing Qualifications Department notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(A), we have 180 calendar days, or until July 1, 2020, to regain compliance with the Minimum Bid Price Rule. If we were unable to demonstrate compliance with the Minimum Bid Price Rule during the applicable grace period, our common stock would be subject to delisting after that time.

The Nasdaq letter further states that if compliance with the Minimum Bid Price Rule cannot be demonstrated by July 1, 2020 and, except for the bid price requirement, the Company meets all other initial listing standards for The Nasdaq Capital Market set forth in Marketplace Rule 5505, then the Company may be granted an additional 180 calendar day period in which to demonstrate compliance with the Minimum Bid Price Rule. If the Company does not regain compliance with the Minimum Bid Price Rule prior to July 1, 2020 and is not eligible for the additional compliance period, then Nasdaq will notify the Company that the Common Stock will be subject to delisting. At such time, the Company may appeal Nasdaq’s delisting determination.

Management has confidence in the Company’s underlying business fundamentals and plans to take advantage of the 180 days period to attempt to regain compliance with the Minimum Bid Price Rule.

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

Our management, including our Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of December 31, 2019.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in internal control over financial reporting. During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections of Evolving Systems, Inc. 2019 Proxy Statement, anticipated to be filed within 120 days of December 31, 2019, entitled “Proposal No. 1-Election of Directors,” “Management,” “Information Regarding the Board and Its Committees” and “Delinquent Section 16(a) Reports.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the section of Evolving Systems, Inc. 2019 Proxy Statement, anticipated to be filed within 120 days of December 31, 2019, entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section of the Evolving Systems, Inc. 2019 Proxy Statement, anticipated to be filed within 120 days of December 31, 2019, entitled “Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Evolving Systems, Inc. 2019 Proxy Statement, anticipated to be filed within 120 days of December 31, 2019, entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Its Committees.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2019 Proxy Statement, anticipated to be filed within 120 days of December 31, 2019, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Asset Purchase Agreement, dated as of April 21, 2011, by and between Evolving Systems, Inc. and NeuStar, Inc., as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on April 21, 2011 and incorporated herein by reference.

2.2	Agreement and Plan of Merger by and among Evolving Systems, Inc., Topaz Merger Sub, Inc., Telespree Communications and Gill Cogan as the exclusive representative of the Effective Time Shareholders and Change in Control Payment Recipients, as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on October 25, 2013 and incorporated herein by reference.

2.3	Merger Agreement dated as of September 30, 2015, by and among Evolving Systems, Inc., Evolving Systems NC, Inc., a wholly owned subsidiary of Evolving Systems, RateIntegration, Inc. and a representative of the stockholders and change in control payment recipients of RateIntegration, Inc., as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed September 30, 2015 and incorporated herein by reference.

3.1†	Restated Certificate of Incorporation.

3.1(a)	Certificate of Designation for the Series B Convertible Preferred Stock, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 10, 2004 and incorporated herein by reference.

3.1(b)	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.1(c) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

3.1(c)	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.01 to the Registrant’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Evolving Systems, Inc., as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on July 21, 2009 and incorporated herein by reference.

3.1(e)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as Exhibit 3(i) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.

3.2†	Amended and Restated Bylaws.

3(ii)(1)	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.

4.1†	Reference is made to Exhibits 3.1 and 3.2.

4.1 (b)	Evolving Systems, Inc. Amended and Restated 2007 Stock Incentive Plan, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015 and incorporated herein by reference.

4.2†	Specimen stock certificate representing shares of Common Stock.

4.3	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1 *	Form of Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.

10.2† *	Amended and Restated Stock Option Plan.

10.2 (a)	Standstill Agreement between Evolving Systems, Inc. and Karen Singer, Trustee of the Singer Children’s Management Trust, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 27, 2008 and incorporated herein by reference.

10.3† *	Employee Stock Purchase Plan.

10.4	Form of Change in Control Agreement, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.5	Letter from Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009 and incorporated herein by reference.

10.6†	Software Development Agreement, by and between the Registrant and American Telephone and Telegraph Company, dated as of May 1, 1993. (The division of American Telephone & Telegraph Company responsible for this Agreement has split off from AT&T and is now known as Lucent Technologies, Inc.).

10.8	Fifth Amendment to Office Building Lease Agreement, as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.

10.9	Agreement entered into with Singer Children’s Management Trust, as filed as Exhibit 10.1 to the Company’s Form 8-K filed April 22, 2011 and incorporated herein by reference.

10.12	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.

10.13	Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.14	Third Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 30, 2015 and incorporated herein by reference.

10.15	Fourth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 10, 2015 and incorporated herein by reference.

10.16	Fifth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 3, 2016 and incorporated herein by reference.

Sixth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 9, 2019 and incorporated herein by reference.

First Amendment to Term Loan Facility Agreement entered into by and among Evolving Systems, Inc. as Parent Guarantor, Evolving Systems Holdings Limited, as Original Borrower, Evolving Systems Limited and Evolving Systems BLS Limited, as further Original Guarantors, Lumata UK Limited, and East West Bank as Lender, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on October 9, 2019 and incorporated herein by reference.

10.20*	Evolving Systems, Inc. 2016 Stock Incentive Plan, as amended, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 26, 2018 and incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of May 5, 2017 by BLS Limited and Business Logic Systems Limited.

10.23	Completion of Acquisition or Disposition of Assets entered into by BLS Limited and Business Logic Systems Limited dated as of May 5, 2017, as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on July 6, 2017 and incorporated herein by reference.

10.24	Share Purchase Agreement entered into between Evolving Systems Holdings Limited and Lumata Holdings Limited and Francisco Partners III (Cayman) L.P., dated August 12, 2017, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 17, 2017 and incorporated herein by reference.

10.25	Form of Management Warranty Deed, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 17, 2017 and incorporated herein by reference.

10.26	Term Loan Facility Agreement entered into by and among Evolving Systems, Inc. as Parent Guarantor, Evolving Systems Holdings Limited, as Original Borrower, Evolving Systems Limited and Evolving Systems BLS Limited, as further Original Guarantors and East West Bank as Lender dated August 16, 2017, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.27	Debenture entered into by and among Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.28	Subordination Deed entered into by and among Evolving Systems, Inc., Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.31*	Employment Agreement dated December 4, 2017, entered into between Evolving Systems, Inc. and Mark P. Szynkowski, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2017 and incorporated herein by reference.

10.32	East West Bank Fixed Coverage Charge Waiver Letter dated, as filed as Exhibit 10.32 to the Registrant’s Form 10-K filed on April 4, 2019 and incorporated herein by reference.

10.33*	Employment Agreement entered into between Evolving Systems, Inc. and Matthew Stecker, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 23, 2019 and incorporated herein by reference.

21(a)	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-8 (filed herewith).

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018 (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to the Consolidated Financial Statements.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-43973.

*	Identifies each management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	March 30, 2020
	Matthew Stecker	(Principal Executive Officer)

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

Signature		Title	Date

By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	March 30, 2020
	Matthew Stecker	(Principal Executive Officer)

By:	/s/ MARK P. SZYNKOWSKI	Senior Vice President of Finance	March 30, 2020
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 30, 2020
David J. Nicol

By:	/s/ DAVID S. OROS	Director	March 30, 2020
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	March 30, 2020
Julian D. Singer