Form 10-Q
period 2020-03-31
EVOLVING SYSTEMS INC
filed 2020-05-14
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 2020

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 12, 2020, there were  12,194,502 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,606	$3,076
Contract receivables, net of allowance for doubtful accounts of $732 and $710
at March 31, 2020 and December 31, 2019, respectively	5,104	6,732
Unbilled work-in-progress	1,817	1,105
Prepaid and other current assets	1,842	1,594
Income taxes receivable	1,439	953
Total current assets	12,808	13,460
Property and equipment, net	429	482
Amortizable intangible assets, net	3,326	3,665
Operating leases - right of use assets	1,066	1,205
Deferred income taxes, net	630	1,000
Total assets	$18,259	$19,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion, net	$1,304	$1,577
Accounts payable and accrued liabilities	3,576	3,827
Lease obligations — operating leases	293	321
Unearned revenue	3,701	3,971
Total current liabilities	8,874	9,696
Long-term liabilities:
Term loan, net of current portion, net	—	122
Lease obligations - operating leases, net of current portion	764	876
Total liabilities	9,638	10,694

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized;
12,373,391 shares issued and 12,194,502 shares outstanding as of March 31, 2020 and 12,342,723 shares issued and 12,163,834 shares outstanding as of December 31, 2019	12	12
Additional paid-in capital	99,613	99,555
Treasury Stock, 178,889 shares as of March 31, 2020 and December 31, 2019, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,576)	(10,053)
Accumulated deficit	(79,175)	(79,143)
Total stockholders' equity	8,621	9,118
Total liabilities and stockholders' equity	$18,259	$19,812

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

[

	For the Three Months
	Ended March 31,
	2020	2019
REVENUE
License fees	$207	$714
Services	6,078	5,983
Total revenue	6,285	6,697

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,136	1,945
Sales and marketing	1,561	2,066
General and administrative	1,414	1,800
Product development	1,063	1,289
Depreciation	50	25
Amortization	235	237
Total costs of revenue and operating expenses	6,459	7,362

Loss from operations	(174)	(665)

Other income (expense)
Interest income	2	5
Interest expense	(47)	(93)
Other income, net	3	(12)
Foreign currency exchange income (loss)	383	(261)
Other income (expense), net	341	(361)

Income (loss) from operations before income taxes	167	(1,026)
Income tax expense	199	91
Net loss	$(32)	$(1,117)

Basic loss per common share	$(0.00)	$(0.09)

Diluted loss per common share	$(0.00)	$(0.09)

Weighted average basic shares outstanding	12,164	12,138
Weighted average diluted shares outstanding	12,164	12,138

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net Loss	$(32)	$(1,117)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(523)	327
Comprehensive loss	$(555)	$(790)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	30,668	—	—	—	—	—	—
Stock-based compensation expense	—	—	58	—	—	—	58
Net loss	—	—	—	—	—	(32)	(32)
Foreign currency translation loss	—	—	—	—	(523)	—	(523)
Balance at March 31, 2020	12,194,502	$12	$99,613	$(1,253)	$(10,576)	$(79,175)	$8,621

Three Months Ended March 31, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	34,781	—	—	—	—	—	—
Stock-based compensation expense	—	—	130	—	—	—	130
Net loss	—	—	—	—	—	(1,117)	(1,117)
Foreign currency translation gain	—	—	—	—	327	—	327
Balance at March 31, 2019	12,161,489	$12	$99,354	$(1,253)	$(9,788)	$(70,565)	$17,760

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(32)	$(1,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	25
Amortization of intangible assets	235	237
Amortization of debt issuance costs	1	6
Amortization of operating leases — right of use assets	76	75
Stock-based compensation expense	58	130
Foreign currency transaction (income) loss, net	(408)	261
Bad debt expense, net of recoveries	—	63
Provision for deferred income taxes	366	31
Change in operating assets and liabilities:
Contract receivables	1,283	(5)
Unbilled work-in-progress	(800)	33
Prepaid and other assets	(334)	(558)
Accounts payable and accrued liabilities	(80)	276
Income taxes receivable	(587)	(42)
Unearned revenue	(34)	375
Lease obligations — operating leases	(77)	(87)
Net cash used in operating activities	(283)	(297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(95)
Net cash used in investing activities	(22)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(394)	(781)
Net cash used in financing activities	(394)	(781)

Effect of exchange rate changes on cash and cash equivalents	229	3

Net decrease in cash and cash equivalents	(470)	(1,170)
Cash and cash equivalents at beginning of period	3,076	6,732
Cash and cash equivalents at end of period	$2,606	$5,562

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$61	$74
Income taxes paid	$39	$—
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,609

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

Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly personalized and contextually relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. In 2019, we announced Evolution, this platform supersedes our existing platforms and provides an upgrade path to our existing loyalty and customer value management “CVM” platforms. Evolution was built by combining, integrating, and improving upon the best components and features of our current platforms as well as adding new enhancements.

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

As disclosed in NOTE 7 — DEBT, as of March  31, 2020, we have $1.3 million in outstanding principal obligations on term loans payable to East West Bank (“EWB”) that require us to maintain specified financial requirements that are defined in the loan agreements, as amended.  Evolving Systems provides software solutions and services throughout the world. During the recent COVID-19 global outbreak we have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities are related to cash balances and trailing three month operational results which have been adversely affected by project delays or the closing of new orders related to customer interactions being postponed. The outbreak may also have an effect on our customers’ ability to make timely payments. We are current on our loan payment obligations and we have made all scheduled loan payments to date. However, we did not comply with the trailing three-month EBITDA covenant for the quarter ended March 31, 2020. We are currently negotiating with EWB to resolve the non-compliance.

EWB has the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods. To date, EWB has not issued a notice of default or demanded accelerated payment. There can be no assurance that we will successfully renegotiate the loans’ terms, however we believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these unaudited condensed consolidated financial statements. In making this assessment, we considered our $2.6 million in cash and cash equivalents and our $3.9 million in working capital at March 31, 2020, along with our ability to historically generate positive cash flows from operations for the years ended December 31, 2019 and 2018. There have been no adjustments made to our unaudited condensed consolidated financial statements since the loan balance is payable within the next 12 months.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March  31, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, deferred taxes and income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets, useful lives for property, equipment and intangible assets, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months ended March 31,
	2020	2019
Primary geographical markets
United Kingdom	$1,190	$1,372
Other	5,095	5,325
	$6,285	$6,697

Major products/service lines
Licensing fees	$207	$714
Customer support, including warranty support fees	2,133	2,232
Services	1,567	1,581
Managed services	2,378	2,170
Total services	6,078	5,983
	$6,285	$6,697

Timing of revenue recognition
Products transferred at a point in time	$135	$487
Products and services transferred over time	6,150	6,210
	$6,285	$6,697

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Assets
Contract receivables, net	$5,104	$6,732
Unbilled work-in-progress, net	$1,817	$1,105
Liabilities
Unearned revenue	$3,701	$3,971

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets (unbilled work-in-progress) are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million at March  31, 2020 and December 31, 2019, respectively.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years, and are included in sales and marketing. In the three month periods ended March  31, 2020 and 2019, the amount of amortization was less than  $0.1 million and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended March  31, 2020 and 2019, we recognized revenue of $2.2 million and $1.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March  31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $14.8 million. The Company expects approximately 49% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 41% in 1-2 years and 10% in 3-4 years.

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

Stock-based Compensation — We account for stock-based compensation by applying a fair-value-based measurement method to account for stock-based payment transactions with employees, non-employees and directors. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock. We recognize forfeitures as they occur rather than estimating them at the time of the grant.

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

Recently Adopted Accounting Pronouncements —  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

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

Recent Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

In March 2020, The FASB issued ASU 2020-03, Codification Improvements to Financial Instruments – Issue 4: Cross-Reference to Line of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50. Stakeholders the ASU requests that paragraphs 470-50-40-17 through 40-18, which describe the accounting for fees between debtor and creditor and third-party costs directly related to exchanges or modifications of debt instruments, reference paragraph 470-50-40-21 for line-of-credit or revolving-debt arrangements. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March  31, 2020,

and December 31, 2019, identifiable intangibles were as follows (in thousands):

	March 31, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,852		$(1,585)		$1,267
Trademarks and tradenames	299		(249)		50
Non-competition	39		(39)		—
Customer relationships	4,261		(2,252)		2,009
	$7,451	(1)	$(4,125)	(1)	$3,326

	December 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,903		$(1,508)		$1,395
Trademarks and tradenames	307		(247)		60
Non-competition	39		(39)		-
Customer relationships	4,346		(2,136)		2,210
	$7,595	(1)	$(3,930)	(1)	$3,665

(1)	Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for the three months ended March  31, 2020 and 2019, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March  31, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended March 31,
2020	$929
2021	894
2022	620
2023	301
2024	127
Thereafter	455
$3,326

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued liabilities:
Accounts payable	$689	$889
Accrued compensation and related expenses	1,583	1,755
Accrued liabilities	1,304	1,183
	$3,576	$3,827

NOTE 4 — LOSS PER SHARE

Basic loss per share is computed by dividing loss or income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands except per share data):

	For the Three Months Ended March 31,
	2020	2019
Basic loss per common share:
Net loss	$(32)	$(1,117)
Basic weighted average shares outstanding	12,164	12,138
Basic loss per common share:	$(0.00)	$(0.09)

Diluted loss per common share:
Net loss	$(32)	$(1,117)
Weighted average shares outstanding	12,164	12,138
Effect of dilutive securities - options and restricted stock	—	—
Diluted weighted average shares outstanding	12,164	12,138
Diluted loss per common share:	$(0.00)	$(0.09)

Weighted average options to purchase approximately 0.4 million shares, and 0.6 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended March 31, 2020, and 2019, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized less than $0.1 million and $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March  31, 2020 and 2019, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statement of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cost of revenue, excluding
depreciation and amortization	$12	$4
Sales and marketing	6	3
General and administrative	46	115
Product development	(6)	8
Total stock-based compensation	$58	$130

Stock Incentive Plans

At March  31, 2020 and December 31, 2019,  no shares were available for grant under the 2007 Stock Plan, as amended. At March 31, 2020 and December 31, 2019,  0.3 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At March 31, 2020 and December 31, 2019, there were approximately 0.5 million shares and 0.4 million shares available for grant under the 2016 Stock Plan. At March 31, 2020 and December 31, 2019, 0.3 million options and restricted shares were issued and outstanding under the 2016 Stock Plan.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors. The Company did not recognize any stock-based compensation expense in connection with its performance vesting conditions during the period.

The following is a summary of restricted stock activity under the plans for the three months ended March 31, 2020:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2020	159
Less restricted stock vested	(31)
Less restricted stock forfeited/expired	(34)
Unvested restricted stock at March 31, 2020	94

The following is a summary of stock option activity under the plans for the three months ended March 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2020	438	$5.69	6.51	$—
Less options forfeited/cancelled	(9)	2.39
Less options expired	(3)	2.86
Options outstanding at March 31, 2020	426	$5.78	6.26	$—

Options exercisable at March 31, 2020	333	$6.17	5.86	$—

There were no stock options granted during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $0.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 1.24 years. The total fair value of stock options and restricted stock vested during the three months ended March 31, 2020 and 2019 was $0.2 million and less than $0.1 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2020 and 2019 one significant customer (defined as contributing at least 10%) accounted for 10% and 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of ended March 31, 2020, a significant customer, a telecommunication carrier in the Middle East, accounted for approximately 10% of contract receivables and unbilled work-in-progress. As of December 31, 2019, one customer accounted for 12% of contract receivables and unbilled work-in-progress.

NOTE 7 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of March 31, 2020, the U.S.A. Prime Rate was 3.25%. At March 31, 2020 the interest rate was 4.75%. In the event of a default, the interest rate increases by 5% per annum. EVOL Inc. entered into the Lumata Facility as the Parent Guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered the Lumata Facility as Original Guarantors (the “Original Guarantors”). The Lumata Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

As of March 31, 2020, our trailing three-month EBITDA failed to meet the minimum required. We are negotiating with East West Bank to resolve the non-compliance. As of March 31, 2020, we have $1.3 million in outstanding debt recorded as a current liability as the Lumata Facility is due to be retired in January 2021.  The Company is current on our loan payment obligations and we have made all scheduled loan payments to date.

NOTE 8 — INCOME TAXES

We recorded income tax expense of $0.2 million and $0.1 million for the three months ended March  31, 2020 and 2019, respectively. The net expense during the three months ended March 31, 2020 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax primarily from our U.K. and Indian based operations and foreign taxes withheld. The net expense during the three months ended March 31, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our Indian and Nigerian based operations.

Our effective tax rate was 119% and (9%) for the three months ended March 31, 2020 and 2019, respectively. The 2020 effective tax rate relates to our net income coming from our U.K. subsidiaries as well as Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of March 31, 2020, and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million. Our deferred tax assets and liabilities as of March 31, 2020, and December 31, 2019, were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets:
Foreign tax credits carryforwards	$4,611	$4,650
Net operating loss carryforwards - Federal	101	—
Net operating loss carryforwards — State	961	753
Net operating loss carryforwards — Foreign	5,693	5,911
AMT credits	—	385
Stock compensation	534	552
Depreciable assets	39	54
Accrued liabilities and reserves	77	127
Total deferred tax assets	12,016	12,432

Deferred tax liabilities:
Intangibles	(184)	(180)
Accrued liabilities and reserves	(161)	(170)
Total deferred tax liability	(345)	(350)

Net deferred tax assets, before valuation allowance	11,671	12,082
Valuation allowance	(11,041)	(11,082)
Net deferred tax asset	$630	$1,000

As of March 31, 2020, and December 31, 2019 we had no liability for unrecognized tax benefits.

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

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are planning on accelerating our alternative minimum tax credit refund and are analyzing the other aspects of the CARES Act to determine whether any additional specific provisions may impact us.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with Evolving Systems, Inc. and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.1 million and a corresponding decrease in foreign income before income tax expense in the three months ended March  31, 2020.

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

	March 31, 2020	December 31, 2019
Long-lived assets, net
United States	$1,820	$2,063
United Kingdom	1,607	1,727
Other	1,394	1,562
	$4,821	$5,352

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England, Bangalore, Kolkata,  India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the three months ended March 31, 2020. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020; however, we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Total rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. There was no sublease rental income for the three months ended March 31, 2020 and 2019. We paid $0.1 million against Lease obligations – operating leases in the three months ended March 31, 2020, compared to $0.2 million in the three months ended March 31, 2019.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
March 31, 2020
Operating leases - right of use assets	$1,066

Operating lease current	$293
Lease obligations — operating leases, net of current portion	764
Total lease liability	$1,057

Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,
2020 - Remaining	$274
2021	318
2022	294
2023	166
2024	70
Thereafter	111
Total future minimum lease payments	1,233
Present value adjustment	176
Total	$1,057

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2020 or December 31, 2019.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2020 or December 31, 2019.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of March 31, 2020 or December 31, 2019.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March 31, 2020 or December 31, 2019.

(c)Litigation

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

NOTE 11 –— SUBSEQUENT EVENTS

(a)Nasdaq Listing

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On January 3, 2020, the Nasdaq Listing Qualifications Department notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c) (3)(A), we have 180 calendar days, or until July 1, 2020, to regain compliance with the Minimum Bid Price Rule. If we were unable to demonstrate compliance with the Minimum Bid Price Rule during the applicable grace period, our common stock would be subject to delisting after that time.

On April 16, 2020 the NASDAQ determined to toll the compliance periods for the bid price and market value of publicly held shares requirements known as the Price-based Requirements through June 30, 2020, in light of market conditions resulting from the impact of COVID-19. As a result we will not be subject to delisting for these concerns.  Starting on July 1st, 2020 we will receive the balance of the pending compliance period in effect at the start of the tolling period to regain compliance.

Accordingly 76 calendar days have been added, such that we will have until September 14, 2020 to regain compliance with the Minimum Bid Price Rule. If  compliance with the Minimum Bid Price Rule cannot be demonstrated by July 1, 2020 and, except for the bid price requirement, the Company meets all other initial listing standards for The Nasdaq Capital Market set forth in Marketplace Rule 5505, then the Company may be granted an additional 180 calendar day period in which to demonstrate compliance with the Minimum Bid Price Rule. If the Company does not regain compliance with the Minimum Bid Price Rule prior to September  14, 2020 and is not eligible for the additional compliance period, then Nasdaq will notify the Company that the Common Stock will be subject to delisting. At such time, the Company may appeal Nasdaq’s delisting determination.

(b)PPP Loan

On April 15, 2020, the Company received loan proceeds in the amount of approximately $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Evolution

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

COVID-19 and Liquidity Update

Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities (see Note 7) are related to cash balances and trailing three month operational results which have been adversely affected by project delays related to customer interactions being postponed or our customers’ ability to make timely payments. As of March 31, 2020, our trailing three-month EBITDA failed to meet the minimum required. We are negotiating with East West Bank “EWB” to resolve the non-compliance.  EWB has the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods. To date, EWB has not issued a notice of default or demanded accelerated payment. There can be no assurance that we will successfully renegotiate the loans’ terms, however we believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these consolidated financial statements. In making this assessment, we considered our $2.6 million in cash and cash equivalents and our $3.9 million in working capital at March 31, 2020, along with our ability to historically generate positive cash flows from operations for the years ended December 31, 2019 and 2018.

Consolidated revenue was $6.3 million and $6.7 million for the three months ended March  31, 2020 and 2019, respectively. The decrease in revenues primarily related to lower number of incremental licenses sold to one customer during this three month period than the corresponding three month period in the prior year.

 We have operations in foreign countries where the local currency is used to prepare the condensed consolidated financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2020 and 2019 are a result of the U.S. dollar strengthening on average versus the British Pound Sterling. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

For the Three Months
Ended March 31,
2020 vs. 2019
Changes in:
Revenue	$(16)
Costs of revenue and operating expenses	57
Loss from operations	$(73)

The net effect of our foreign currency translations for the three months ended March  31, 2020 was a less than $0.1 million decrease in revenue and a less than $0.1 million increase in operating expenses versus the three months ended March  31, 2019.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended March 31,
	2020	2019
REVENUE
License fees	3%	11%
Services	97%	89%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	34%	29%
Sales and marketing	25%	31%
General and administrative	22%	27%
Product development	17%	19%
Depreciation	1%	—
Amortization	4%	4%
Total costs of revenue and operating expenses	103%	110%

Loss from operations	(3%)	(10%)

Other income (expense)
Interest income	-	—
Interest expense	(1%)	(1%)
Other income, net	0%	—
Foreign currency exchange income (loss)	6%	(4%)
Other income (expense), net	5%	(5%)

Income (loss) from operations before income taxes	2%	(15%)

Income tax expense	3%	(1%)

Net loss	(1%)	(16%)

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

License Fees

License fees revenue was $0.2 million and $0.7 million for the three months ended March  31, 2020 and 2019, respectively. The decrease in revenues of $0.5 million is primarily related to lower number of incremental licenses sold to one customer during this three month period than the corresponding three month period in the prior year.

Services

Services revenue increased $0.1 million, or 2%, to $6.1 million for the three months ended March  31, 2020 from $6.0 million for the three months ended March  31, 2019.  The increase is related new project revenues of $0.4 million partially offset by in reduction of orders from existing clients of $0.3 million as compared to the corresponding three month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization,  increased $0.2 million, or 10%, to $2.1 million for the three months ended March  31, 2020 from $1.9 million for the three months ended March  31, 2019.  The increase is related to increase in project hour costs of $0.3 million as staff was reassigned from product development to customer work partially offset by $0.1 million a reduction in resources. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased 5% to 34% for the three months ended March  31, 2020 as compared to 29% for the three months ended March  31, 2019, this is primarily due to the aforementioned increase costs.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.5 million, or 24%, to $1.6 million for the three months ended March  31, 2020 from $2.1 million for the three months ended March  31, 2019. The decrease is related to the reduction of $0.3 million in commission costs that included revision to the incentive compensation structure and the reduction in revenues, and also a reduction in resource costs assigned to sales and marketing activities of $0.1 million and $0.1 million in lower travel and entertainment costs due to recent travel restrictions. As a percentage of total revenue, sales and marketing expenses decreased 6% to 25% for the three months ended March  31, 2020 from 31% for the three months ended March  31, 2019, This is primarily due to the aforementioned decreased costs.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $0.4 million, or 21% to $1.4 million for the three months ended March  31, 2020 from $1.8 million for the three months ended March  31, 2019, respectively. The decrease was primarily attributable to accounting services and legal fees of $0.3 million, primarily due to the elimination of fees incurred related to audit and filing in the corresponding three month period of the prior year. Also, a net reduction of $0.1 million of equity compensation and outside director and contractor fees partially offset by an increase in incentive compensation. As a percentage of revenue, general and administrative expenses decreased to 22% for the three months ended March 31, 2020 as compared to 27% for the three months ended March  31, 2019. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses decreased $0.2 million, or 18%, to $1.1 million for the three months ended March  31, 2020 from $1.3 million for the three months ended March  31, 2019.  The decrease of $0.2 million is related to reduction in staff and in product development hours as internal staff was reassigned to client projects. As a percentage of revenue, product development expenses decreased 2% to 17% for the three months ended March  31, 2020 from 19% for the three months ended March  31, 2019. The decrease in general and product development expense is primarily due to the aforementioned lower expense~~s~~.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for the three months ended March  31, 2020 and 2019. As a percentage of total revenue, depreciation expense for the three months ended March  31, 2020 and 2019 was 1% and less than 1%, respectively.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for the three months ended March  31, 2020 and 2019. As a percentage of total revenue, amortization expense was 4% for the three months ended March 31, 2020 and 2019.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the three months ended March  31, 2020 and 2019, was less than $0.1 million and $0.1 million, respectively. As a percent of revenue, interest expense was 1% for the three months ended March  31, 2020 and 2019.

Foreign Currency Exchange Income (Loss)

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and increased $0.6 million or 247% to $0.4 million for the three months ended March  31, 2020 from a foreign currency loss of $0.3 million for the three months ended March  31, 2019. The gains were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other Income, Net

For the three months ended March  31, 2020 and 2019, other income was less than  $0.1 million.

Income Taxes

We recorded net income tax expense of $0.2 million and $0.1 million for the three months ended March  31, 2020 and 2019, respectively. The net expense during the three months ended March  31, 2020 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax primarily from our U.K. subsidiary and Indian based operations as well as foreign taxes withheld. The net expense during the three months ended March  31, 2019 consisted of current income tax expense of $0.1 million. The current tax expense primarily consists of income tax from our Indian and Nigerian based operations.  Our effective tax rate was 119% and (9%) for the three months ended March  31, 2020 and 2019, respectively. Our 2020 effective tax rate relates to our net income coming from our UK, Nigeria, and India based subsidiaries’ operations and net losses from our other subsidiaries’ operations for which we did not recognize a net deferred tax benefit.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are planning on accelerating our alternative minimum tax credit refund and are analyzing the other aspects of the CARES Act to determine whether any additional specific provisions may impact us.

As of March 31, 2020, and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $0.1 million, or 3% to $3.9 million from $3.8 million for the periods of March  31, 2020 and December 31, 2019, respectively.  The increase in working capital is related to an increase in unbilled work in progress, income tax receivable which included an AMT tax refund previously recorded in our deferred tax assets, and prepaids and other current assets along with decreases in current portion of the term loan, accounts payable and accrued liabilities, and unearned revenue, offset by a decrease in cash and cash equivalents and accounts receivable.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2019 Annual Report on Form 10-K, except that as of March 31, 2020, our trailing three-month EBITDA failed to meet the minimum required in the amendment to our loan agreement with East West Bank. We are negotiating with East West Bank to resolve the non-compliance. As of March 31, 2020, we have $1.3 million in outstanding debt recorded as a current liability as the Lumata Facility is due to be retired in January 2021.  The Company is current on our loan payment obligations and we have made all scheduled loan payments to date.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At March  31, 2020, our principal source of liquidity was $2.6 million in cash and cash equivalents and $5.1 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash used in operating activities for three months ended March 31, 2020 and 2019 was $(0.3) million and $(0.3) million, respectively. Cash used in operating activities for the three months ended March 31, 2020 was primarily due to an increase of $0.8 million in unbilled work in progress, taxes receivable of $0.6 million which included a refund of AMT previously recorded as a deferred tax asset, and prepaids and other assets of $0.3 million. Partially offset by the decrease in accounts receivable of $1.3 million. Cash used in operating activities for the three months ended March 31, 2019 was primarily due to the net loss of $1.1 million (offset by noncash charges of $0.8 million) and an increase in prepaid and other assets of $0.6 million. This was partially offset by increases of $0.4 million in unearned revenue and $0.3 million of accounts payable and accrued liabilities.

Net cash used in investing activities during the three months ended March 31, 2020 and 2019 of less than $0.1 million and $0.1 million, respectively, was primarily due to the purchase of property and equipment.

Net cash used in financing activities was  $0.4 million compared to net cash used in financing activities of $0.8 million during the three months ended March 31, 2020 and 2019, respectively, and was primarily related to principal payments on our term loan.

As of March  31, 2020, we have $1.3 million in outstanding principal obligations on term loans payable to East West Bank (“EWB”) that require us to maintain specified financial requirements that are defined in the loan agreements. Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. However, the financial covenants under our debt facilities are related to cash balances and trailing three month operational results which have be adversely affected by project delays or the closing of new orders related to customer interactions being postponed. The outbreak may also have affected our customers’ ability to make timely payments. We are current on our loan payment obligations and we have made all scheduled loan payments to date. However, we did not comply with the trailing three-month EBITDA covenant for the quarter ended March 31, 2020. We are currently negotiating with EWB to resolve the non-compliance. EWB has the right to demand that we repay the loans sooner than scheduled upon the occurrence and continuance of certain events of default, including the breach of covenants beyond applicable grace periods. To date, EWB has not issued a notice of default or demanded accelerated payment.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•Our cash and cash equivalents balance at March  31, 2020 of $2.6 million;

•Our working capital balance of $3.9 million; and

•Our ability to historically generate positive cash flows from operations of $1.1 million and $2.6 million for full years ended 2019, and 2018, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the three months ended March  31, 2020 and 2019, the effect of exchange rate changes resulted in increase of 0.2 million and increases in cash of less than $0.1 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of March 31, 2020.

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

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There has been the no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit 31.1 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 — The following financial information from the quarterly report on Form 10-Q of Evolving Systems, Inc. for the quarter ended March  31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2020	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)