Form 10-Q
period 2020-06-30
EVOLVING SYSTEMS INC
filed 2020-08-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June  30, 2020

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 001-34261

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Pyramid Court, Suite 400 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303)  802-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVOL	The Nasdaq Capital Market

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

As of August 10, 2020, there were  12,194,971 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,271	$3,076
Contract receivables, net of allowance for doubtful accounts of $821 and $710
at June 30, 2020 and December 31, 2019, respectively	4,062	6,732
Unbilled work-in-progress	2,875	1,105
Prepaid and other current assets	2,121	1,594
Income taxes receivable	714	953
Total current assets	14,043	13,460
Property and equipment, net	541	482
Amortizable intangible assets, net	3,090	3,665
Operating leases — right-of-use assets	987	1,205
Deferred income taxes, net	631	1,000
Total assets	$19,292	$19,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loans - current portion, net	$850	$1,577
Accounts payable and accrued liabilities	4,542	3,827
Lease obligations — operating leases	276	321
Unearned revenue	4,120	3,971
Total current liabilities	9,788	9,696
Long-term liabilities:
Term loan, net of current portion, net	319	122
Lease obligations - operating leases, net of current portion	702	876
Total liabilities	10,809	10,694

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,373,860 shares issued and 12,194,971 shares outstanding as of June 30, 2020 and 12,342,723 shares issued and 12,163,834 shares outstanding as of December 31, 2019	12	12
Additional paid-in capital	99,622	99,555
Treasury Stock, 178,889 shares as of June 30, 2020 and December 31, 2019, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,675)	(10,053)
Accumulated deficit	(79,223)	(79,143)
Total stockholders' equity	8,483	9,118
Total liabilities and stockholders' equity	$19,292	$19,812

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

[

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
REVENUE
License fees	$97	$253	$304	$967
Services	6,232	6,003	12,310	11,986
Total revenue	6,329	6,256	12,614	12,953

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,188	2,160	4,324	4,105
Sales and marketing	1,444	1,693	3,005	3,759
General and administrative	1,109	1,206	2,523	3,006
Product development	1,011	1,204	2,074	2,493
Depreciation	50	64	100	89
Amortization	233	235	468	472
Goodwill impairment loss	—	6,687	—	6,687
Total costs of revenue and operating expenses	6,035	13,249	12,494	20,611

Income (loss) from operations	294	(6,993)	120	(7,658)

Other income (expense)
Interest income	1	4	3	9
Interest expense	(18)	(91)	(65)	(184)
Other income (loss), net	16	—	19	(12)
Foreign currency exchange income (loss)	(36)	194	347	(67)
Other income (expense), net	(37)	107	304	(254)

Income (loss) from operations before income taxes	257	(6,886)	424	(7,912)
Income tax expense	305	96	504	187
Net loss	$(48)	$(6,982)	$(80)	$(8,099)

Basic loss per common share	$(0.00)	$(0.57)	$(0.01)	$(0.67)

Diluted loss per common share	$(0.00)	$(0.57)	$(0.01)	$(0.67)

Weighted average basic shares outstanding	12,179	12,162	12,179	12,150
Weighted average diluted shares outstanding	12,179	12,162	12,179	12,150

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Loss	$(48)	$(6,982)	$(80)	$(8,099)

Other comprehensive loss
Foreign currency translation loss	(99)	(341)	(622)	(14)
Comprehensive loss	$(147)	$(7,323)	$(702)	$(8,113)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	31,137	—	—	—	—	—	—
Stock-based compensation expense	—	—	67	—	—	—	67
Net loss	—	—	—	—	—	(80)	(80)
Foreign currency translation loss	—	—	—	—	(622)	—	(622)
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483

Six Months Ended June 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	35,562	—	—	—	—	—	—
Stock-based compensation expense	—	—	193	—	—	—	193
Net loss	—	—	—	—	—	(8,099)	(8,099)
Foreign currency translation loss	—	—	—	—	(14)	—	(14)
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2020	12,194,502	$12	$99,613	$(1,253)	$(10,576)	$(79,175)	$8,621
Restricted stock vested	469	—	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	—	9
Net loss	—	—	—	—	—	(48)	(48)
Foreign currency translation loss	—	—	—	—	(99)	—	(99)
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483

Three Months Ended June 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2019	12,161,489	$12	$99,354	$(1,253)	$(9,788)	$(70,565)	$17,760
Restricted stock vested	781	—	—	—	—	—	—
Stock-based compensation expense	—	—	63	—	—	—	63
Net loss	—	—	—	—	—	(6,982)	(6,982)
Foreign currency translation loss	—	—	—	—	(341)	—	(341)
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80)	$(8,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	100	89
Amortization of intangible assets	468	472
Amortization of debt issuance costs	3	12
Amortization of operating leases — right of use assets	154	193
Stock-based compensation expense	67	193
Foreign currency transaction (income) loss, net	(347)	67
Bad debt (recoveries) expense, net	(11)	139
Provision for deferred income taxes	366	(24)
Goodwill impairment loss	—	6,687
Change in operating assets and liabilities:
Contract receivables	2,338	(769)
Unbilled work-in-progress	(1,868)	352
Prepaid and other assets	(605)	(491)
Accounts payable and accrued liabilities	899	386
Income taxes receivable	152	(233)
Unearned revenue	397	1,768
Lease obligations — operating leases	(154)	(190)
Net cash provided by operating activities	1,879	552

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(188)	(273)
Net cash used in investing activities	(188)	(273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(526)	(1,669)
Proceeds from issuance of note	319	—
Net cash used in financing activities	(207)	(1,669)

Effect of exchange rate changes on cash and cash equivalents	(289)	(32)

Net increase (decrease) in cash and cash equivalents	1,195	(1,422)
Cash and cash equivalents at beginning of period	3,076	6,732
Cash and cash equivalents at end of period	$4,271	$5,310

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$51	$160
Income taxes paid	$101	$39
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$—	$1,609

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Evolving Systems, Inc. (“we,” “us,” “our,” the “Company,” “Evolving” and “Evolving Systems”) is a provider of real-time digital engagement solutions and services to the wireless carrier and consumer financial services markets. We maintain long-standing relationships with many of the largest wireless companies worldwide. The Company’s portfolio includes market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry and their partners.

Our software solution platforms enable carriers’ marketing departments to innovate, execute and manage highly personalized and contextually relevant, interactive campaigns that engage consumers in real time and enhance customer retention through deploying loyalty programs. In 2019, we introduced Evolution, this platform supersedes our existing platforms and provides an upgrade path to our existing loyalty and customer value management “CVM” platforms. Evolution was built by combining, integrating, and improving upon the best components and features of our current platforms as well as adding new enhancements.

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

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities (see Note 7) are related to cash balances and quarterly operational results which have been adversely affected by project delays related to customer interactions being postponed or our customers’ ability to make timely payments. We have agreed with East West Bank (“EWB”) to a waiver to non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. Also the amendment expedited the repayment of the note to be completed by December 31, 2020. We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these condensed consolidated financial statements. In making this assessment, we considered our $4.3 million in cash and cash equivalents and our $4.3 million in working capital at June 30, 2020, along with our ability to historically generate positive cash flows from operations.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, deferred taxes and income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets, useful lives for property, equipment and intangible assets, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Primary geographical markets
United Kingdom	$1,103	$1,344	$2,293	$2,716
Other	5,226	4,912	10,321	10,237
	$6,329	$6,256	$12,614	$12,953

Major products/service lines
Licensing fees	$97	$253	$304	$967
Customer support, including warranty support fees	1,952	2,348	4,085	4,580
Services	1,792	1,615	3,359	3,196
Managed services	2,488	2,040	4,866	4,210
Total services	6,232	6,003	12,310	11,986
	$6,329	$6,256	$12,614	$12,953

Timing of revenue recognition
Products transferred at a point in time	$93	$34	$228	$521
Products and services transferred over time	6,236	6,222	12,386	12,432
	$6,329	$6,256	$12,614	$12,953

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Assets
Contract receivables, net	$4,062	$6,732
Unbilled work-in-progress, net	$2,875	$1,105
Liabilities
Unearned revenue	$4,120	$3,971

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets (unbilled work-in-progress) are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million at each of June  30, 2020 and December 31, 2019.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years, and are included in sales and marketing. In each of the three month periods ended June  30, 2020 and 2019, the amount of amortization was less than  $0.1 million and there was no impairment loss in relation to the costs capitalized. In the six month periods ended June 30, 2020 and 2019, the amount of amortization was $0.2 million and less than $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended June  30, 2020 and 2019, we recognized revenue of $2.1 million and $1.7 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period. For the six months ended June 30, 2020 and 2019, we recognized revenue of $2.9 million and $2.3 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June  30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $11.5 million. The Company expects approximately 56% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 36% in 1-2 years and 8% in 3-4 years.

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

Recently Adopted Accounting Pronouncements —  In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (“ASU 2016-

13”). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments – Issue 4: Cross-Reference to Line of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50. Stakeholders requested that paragraphs 470-50-40-17 through 40-18, which describe the accounting for fees between debtor and creditor and third-party costs directly related to exchanges or modifications of debt instruments, reference paragraph 470-50-40-21 for line-of-credit or revolving-debt arrangements. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June  30, 2020 and December 31, 2019, identifiable intangibles were as follows (in thousands):

	June 30, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,849		$(1,677)		$1,172
Trademarks and tradenames	298		(253)		45
Non-competition	39		(39)		—
Customer relationships	4,257		(2,384)		1,873
	$7,443	(1)	$(4,353)	(1)	$3,090

	December 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,903		$(1,508)		$1,395
Trademarks and tradenames	307		(247)		60
Non-competition	39		(39)		—
Customer relationships	4,346		(2,136)		2,210
	$7,595	(1)	$(3,930)	(1)	$3,665

(1)	Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.3 million for the three months ended June  30, 2020 and 2019 and $0.5 million for each of the six months ended June 30, 2020 and 2019.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June  30, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended June 30,
2020	$928
2021	873
2022	509
2023	248
2024	99
Thereafter	433
$3,090

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued liabilities:
Accounts payable	$1,037	$889
Accrued compensation and related expenses	1,978	1,755
Accrued liabilities	1,527	1,183
	$4,542	$3,827

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

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic loss per common share:
Net loss	$(48)	$(6,982)	$(80)	$(8,099)
Basic weighted average shares outstanding	12,179	12,162	12,179	12,150
Basic loss per common share:	$(0.00)	$(0.57)	$(0.01)	$(0.67)

Diluted loss per common share:
Net loss	$(48)	$(6,982)	$(80)	$(8,099)
Weighted average shares outstanding	12,179	12,162	12,179	12,150
Effect of dilutive securities - options and restricted stock	—	—	—	—
Diluted weighted average shares outstanding	12,179	12,162	12,179	12,150
Diluted loss per common share:	$(0.00)	$(0.57)	$(0.01)	$(0.67)

Weighted average options to purchase approximately 0.4 million shares, and 0.6 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June  30, 2020, and 2019, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized less than $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June  30, 2020 and 2019, and less than $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statement of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue, excluding
depreciation and amortization	$11	$13	$23	$17
Sales and marketing	6	8	12	11
General and administrative	(8)	34	38	149
Product development	-	8	(6)	16
Total stock-based compensation	$9	$63	$67	$193

Stock Incentive Plans

At June  30, 2020 and December 31, 2019,  no shares were available for grant under the 2007 Stock Plan, as amended. At June  30, 2020 and December 31, 2019,  0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At June  30, 2020 and December 31, 2019, there were approximately 0.5 million shares and 0.4 million shares available for grant under the 2016 Stock Plan, respectively. At June  30, 2020 and December 31, 2019, 0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors.

The following is a summary of restricted stock activity under the plans for the six months ended June  30, 2020:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2020	159
Less restricted stock vested	(31)
Less restricted stock forfeited/expired	(65)
Unvested restricted stock at June 30, 2020	63

The following is a summary of stock option activity under the plans for the six months ended June  30, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2020	438	$5.69	6.51	$—
Less options forfeited/cancelled	(87)	5.46
Less options expired	(3)	2.86
Options outstanding at June 30, 2020	348	$5.77	6.15	$—

Options exercisable at June 30, 2020	267	$6.19	5.77	$—

There were no stock options granted during the six months ended June  30, 2020 or 2019. The total fair value of stock options and restricted stock vested during the six months ended June  30, 2020 and 2019 was $0.2  million and less than $0.1 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June  30, 2020 and 2019 one significant customer (defined as contributing at least 10%) accounted for 10% and 13% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

For the six months ended June 30, 2020 and 2019 one significant customer (defined as contributing at least 10%) accounted for 10% and 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of ended June  30, 2020, we did not  have a significant customer that accounted for approximately 10% of contract receivables and unbilled work-in-progress. As of December 31, 2019,  one customer accounted for 12% of contract receivables and unbilled work-in-progress.

NOTE 7 — LONG-TERM DEBT

East West Bank Term Loan Facilities

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of June  30, 2020, the U.S.A. Prime Rate was 3.25%. At June  30, 2020 the interest rate was  4.75%. In the event of a default, the interest rate increases by 5% per annum. Evolving Systems Inc. entered into the Lumata Facility as the parent guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Lumata Facility as Original Guarantors (the “Original Guarantors”). The Lumata Facility is secured by all of the assets of EVOL Holdings and the original guarantors in accordance with the terms of a Debenture entered into by Evolving Systems Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, Evolving Systems Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On September 24, 2019 the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the First Amendment (“First Amendment”) to the Lumata Facility. The purpose of the First Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The First Amendment also required Evolving Systems to make an advance payment of principal of $666,666.66. The remaining terms and conditions of the Lumata Facility and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The last payment was scheduled to be made January 31, 2021.

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

On June 25, 2020, the Company agreed in principle to the terms of a new amendment and on July 1, 2020, we entered into the Amendment and Waiver Letter (“Second Amendment”) to the Lumata Facility. The purpose of the Second Amendment is to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The Second Amendment adjusted the loan amortization to be paid in full no later than December 31, 2020 and fixed the interest rate at 5% on the remaining principal. Monthly payments will be $0.1 million with the last payment scheduled to be made December 31, 2020.The Company also made an advance payment of $44,000 on June 1, 2020.

Financial covenants previously included in the amended credit facilities have been replaced by a monthly minimum consolidated cash balance of no less than $1.5 million and a fiscal quarter consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments. Evolving Systems has transacted all loan payments as originally scheduled and was in compliance with the new covenants as of June 30, 2020.

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of eight to twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. Any such portion not forgiven can be prepaid in whole or part without penalty. We have recorded the PPP loan as a long term loan payable on our Condensed Consolidated Balance Sheet and will reduce the balance at the time loan is forgiven or we begin to make payments.

NOTE 8 — INCOME TAXES

We recorded income tax expense of $0.3 million and $0.1 million for the three months ended June  30, 2020 and 2019, respectively. The net expense during the three months ended June  30, 2020 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our U.K., Nigerian and Indian based operations and foreign taxes withheld. The net expense during the three months ended June  30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations.

We recorded income tax expense of $0.5 million and $0.2 million for the six months ended June  30, 2020 and 2019, respectively. The net expense during the six months ended June  30, 2020 consisted of current income tax expense of $0.5 million. The current tax expense consists of income tax primarily from our U.K., Nigerian and Indian based operations and foreign taxes withheld. The net expense during the six months ended June  30, 2019 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations.

Our effective tax rate was 119%  and (1%) for the three months ended June  30, 2020 and 2019, respectively. The 2020 effective tax rate relates to our net income coming from our U.K. subsidiaries as well as Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was 119% and (2%) for the six months ended June  30, 2020 and 2019, respectively. The 2020 effective tax rate relates to our net income coming from our U.K. subsidiaries as well as Indian and Nigerian operations and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of June  30, 2020  and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state net operating loss (“NOLs”) carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million. Our deferred tax assets and liabilities as of June  30, 2020, and December 31, 2019, were comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets:
Foreign tax credits carryforwards	$4,611	$4,650
Net operating loss carryforwards - Federal	37	—
Net operating loss carryforwards — State	956	753
Net operating loss carryforwards — Foreign	5,761	5,911
Alternative minimum tax credits	—	385
Stock compensation	474	552
Depreciable assets	35	54
Accrued liabilities and reserves	72	127
Total deferred tax assets	11,946	12,432

Deferred tax liabilities:
Intangibles	(148)	(180)
Accrued liabilities and reserves	(161)	(170)
Total deferred tax liability	(309)	(350)

Net deferred tax assets, before valuation allowance	11,637	12,082
Valuation allowance	(11,006)	(11,082)
Net deferred tax asset	$631	$1,000

As of June  30, 2020 and December 31, 2019 we had no liability for unrecognized tax benefits.

We conduct business globally and, as a result, Evolving Systems or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the U.S., U.K., France, and India. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2014.

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

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with Evolving Systems and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of  $1.1 million and $2.2  million and a corresponding decrease in foreign income before income tax expense in the three and six months ended June  30, 2020, respectively.

NOTE 9 —GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our offices in North Carolina and our U.K.-based subsidiaries. Additionally, personnel in Cluj, Romania, Grenoble, France, and Bangalore and Kolkata, India, provide software development services and support to our global operations. Financial information relating to U.S.-based companies and by international geographical regions exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	June 30, 2020	December 31, 2019
Long-lived assets, net
United States	$1,638	$2,063
United Kingdom	1,541	1,727
Other	1,439	1,562
	$4,618	$5,352

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under ASU 2016-02, Leases (“Topic 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, Durham, North Carolina, London, England, Bangalore, Kolkata,  India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company did not enter into any new leases in the six months ended June  30, 2020. Our lease for the Kolkata facility provides us with the option to terminate the lease in August 2020; however, we do not expect to exercise our termination option and have included costs through the July 2026 lease end date. Total rent expense consisted of operating lease expense of less than $0.1 million and short-term lease expense of less than $0.1 million for the three months ended June  30, 2020 versus operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended June 30, 2019. Total rent expense consisted of operating lease expense of $0.2 million and short-term lease expense of $0.1 million for the six months ended June 30, 2020 and 2019, respectively. There was no sublease rental income for the six months ended June  30, 2020 and 2019. We paid $0.2 million and $0.3 million against Lease obligations – operating leases in the three and six months ended June  30, 2020, respectively, compared to $0.1 million and $0.3 million in the three and six months ended June  30, 2019 respectively.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

As of
June 30, 2020
Operating leases - right of use assets	$987

Operating lease current	$276
Lease obligations — operating leases, net of current portion	702
Total lease liability	$978

Weighted average remaining lease term (in years)	4.1
Weighted average discount rate	6.75%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June  30, 2020, for the following five fiscal years and thereafter were as follows (in thousands):

For the year ending
December 31,
2020 - Remaining	$179
2021	316
2022	292
2023	163
2024	69
Thereafter	109
Total future minimum lease payments	1,128
Present value adjustment	150
Total	$978

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June  30, 2020 or December 31, 2019.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June  30, 2020 or December 31, 2019.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of June  30, 2020 or December 31, 2019.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June  30, 2020 or December 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, under “Item 1A. Risk Factors” as well as additional risks in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

In 2019, we introduced Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CVM platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect to continue focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data, all of which greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. Enhancements to our technology further expands our managed services platform for delivering on-tap strategic and tactical solutions.

RECENT DEVELOPMENTS

COVID-19 and Liquidity Update

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities (see Note 7) are related to cash balances and quarterly operational results which have been adversely affected by project delays related to customer interactions being postponed or our customers’ ability to make timely payments. We have agreed with East West Bank (“EWB”) to a waiver to non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements.  We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these condensed consolidated financial statements. In making this assessment, we considered our $4.3 million in cash and cash equivalents and our $4.3 million in working capital at June  30, 2020, along with our ability to historically generate positive cash flows from operations.

On April 15, 2020, the Company received loan proceeds in the amount of $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of eight to twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

Consolidated revenue was $6.3 million for each of the three months ended June  30, 2020 and 2019, and $12.6 million for the six months ended June 30, 2020 compared to $13.0 million for the same period in 2019. The decrease in revenues primarily related to the lower number of incremental licenses sold to one customer during in the prior year.

NASDAQ Listing

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On January 3, 2020, the Nasdaq Listing Qualifications Department (“NASDAQ”) notified us that we no longer complied with Rule 5550(a)(2) (the “Minimum Bid Price Rule”), as the bid price of our shares of common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(A), we had 180 calendar days, or until July 1, 2020, to regain compliance with the Minimum Bid Price Rule. The closing bid price of the Company's common stock was greater than $1.00 per share from June 5, 2020 to June 18, 2020. On June 19, 2020, we received a written notification from NASDAQ indicating that the Company has regained compliance with the Minimum Bid Price Rule and that the matter is now closed.

EXCHANGE RATE FLUCTUATIONS

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

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2020 vs. 2019	2020 vs. 2019
Changes in:
Revenue	$(194)	$(209)
Costs of revenue and operating expenses	221	277
Loss from operations	$(415)	$(486)

The net effect of our foreign currency translations for the three months ended June  30, 2020 was a $0.2 million decrease in revenue and an $0.3 million increase in operating expenses versus the three months ended June  30, 2019. The net effect of our foreign currency translations for the six months ended June  30, 2020 was a $0.2 million decrease in revenue and an  $0.3 million increase in operating expenses versus the six months ended June  30, 2019.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
License fees	2%	4%	2%	7%
Services	98%	96%	98%	93%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	35%	34%	32%
Sales and marketing	23%	27%	24%	29%
General and administrative	18%	19%	20%	23%
Product development	16%	19%	16%	19%
Depreciation	1%	1%	1%	1%
Amortization	4%	4%	4%	4%
Goodwill impairment loss	—	107%	—	52%
Total costs of revenue and operating expenses	97%	212%	99%	160%

Income (loss) from operations	3%	(112%)	1%	(60%)

Other income (expense)
Interest income	—	—	—	—
Interest expense	—	(1%)	(1%)	(1%)
Other income (loss), net	—	—	—	—
Foreign currency exchange income (loss)	(1%)	3%	3%	(1%)
Other income (expense), net	(1%)	2%	2%	(2%)

Income (loss) from operations before income taxes	2%	(110%)	3%	(62%)

Income tax expense	5%	2%	4%	1%

Net loss	(3%)	(112%)	(1%)	(63%)

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

License Fees

License fees revenue was $0.1 million and $0.3 million for the three months ended June  30, 2020 and 2019, respectively. The decrease in revenues of $0.2 million is primarily related to lower number of incremental licenses sold to existing customers during this three month period than the corresponding three month period in the prior year.

License fees revenue was $0.3 million and $1.0 million for the six months ended June  30, 2020 and 2019, respectively. The decrease in revenues of $0.7 million is primarily related to lower number of incremental licenses sold to existing customers inclusive of one significant customer sale of $0.5 million during the corresponding six month period in the prior year.

Services

Services revenue increased $0.2 million, or 4%, to $6.2 million for the three months ended June  30, 2020 from $6.0 million for the three months ended June  30, 2019. The increase is related to new project revenues of $0.8 million partially offset by in reduction of orders from existing clients of $0.6 million as compared to the corresponding three month period in the prior year.

Services revenue increased $0.3 million, or 3%, to $12.3 million for the six months ended June  30, 2020 from $12.0 million for the six months ended June  30, 2019.  The increase is related new project revenues of $1.4 million partially offset by in reduction of orders from existing clients of $1.1 million as compared to the corresponding six month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization was $2.2 million for each of the three months ended June 30, 2020 and 2019. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, was 35% for each of the three months ended June 30, 2020 and 2019.

Costs of revenue, excluding depreciation and amortization,  increased $0.2 million, or 5%, to $4.3 million for the six months ended June  30, 2020 from $4.1 million for the six months ended June  30, 2019.  The increase is related to increase in project hour costs of $0.4 million as staff was reassigned from product development to customer work and an increase $0.1 million in the employee time off accrual, partially offset by $0.3 million a reduction in third party contractor cost. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased 2% to 34% for the six months ended June 30, 2020 as compared to 32% for the six months ended June 30, 2019, this is primarily due to the aforementioned increased costs.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million, or 15%, to $1.4 million for the three months ended June  30, 2020 from $1.7 million for the three months ended June  30, 2019. The decrease is related to the reduction of $0.2 million in lower travel and entertainment costs due to recent travel restrictions and reduced marketing efforts, as well as reduction of less than $0.1 million in third party contractors. As a percentage of total revenue, sales and marketing expenses decreased 4% to 23% for the three months ended June  30, 2020 from 27% for the three months ended June 30, 2019, this is primarily due to the aforementioned decreased expenses.

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.8 million, or 20%, to $3.0 million for the six months ended June  30, 2020 from $3.8 million for the six months ended June  30, 2019. The decrease is related to the reduction of $0.2 million in commission costs that included revision to the incentive compensation structure and the reduction in revenues, and also a reduction in resource costs assigned to sales and marketing activities of $0.2 million,  a reduction of $0.2 million in lower travel and entertainment costs due to recent travel restrictions and a reduction in marketing efforts of $0.1 million. As a percentage of total revenue, sales and marketing expenses decreased 5% to 24% for the six months ended June 30, 2020 from 29% for the six months ended June 30, 2019, this is primarily due to the aforementioned decreased expenses.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $0.1 million, or 8% to $1.1 million for the three months ended June  30, 2020 from $1.2 million for the three months ended June  30, 2019. The decrease was primarily attributable to reduction in accounting services and legal fees of $0.2 million, primarily due to the elimination of fees incurred related to the transition of audit firms in the corresponding three month period of the prior year, which was partially offset by  a $0.1 million increase in incentive compensation. As a percentage of revenue, general and administrative expenses decreased 1% to 18% for the three months ended June  30, 2020 as compared to 19% for the three months ended June  30, 2019. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses.

General and administrative expenses decreased $0.5 million, or 16% to $2.5 million for the six months ended June  30, 2020 from $3.0 million for the six months ended June  30, 2019.  The decrease was primarily attributable a  reduction in accounting services of $0.3 million, primarily due to the elimination of fees incurred related to the transition of audit firms in the prior year, reduction of legal fees of $0.1 million, and  a reduction of $0.1 million related to consulting fees as the full time hiring of the CEO was partially offset by a reduction in staff.  As a percentage of revenue, general and administrative expenses decreased 3% to 20% for the six months ended June 30, 2020 as compared to 23% for the three months ended June 30, 2019. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses decreased $0.2 million, or 16%, to $1.0 million for the three months ended June  30, 2020 from $1.2 million for the three months ended June  30, 2019.  The decrease of $0.2 million is related to a net decrease in resource costs of $0.1 million related to a staff reduction and in a change to product development hours worked by internal staff assigned to product development projects as well as the reduction in travel costs of $0.1 million due to staff departures. As a percentage of revenue, product development expenses decreased 3% to 16% for the three months ended June  30, 2020 from 19% for the three months ended June  30, 2019. The decrease in general and product development expense is primarily due to the aforementioned lower expenses.

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses decreased $0.4 million, or 17%, to $2.1 million for the six months ended June  30, 2020 from $2.5 million for the six months ended June  30, 2019.  The decrease is related to a reduction in staff and in product development hours as internal staff was reassigned to client projects. As a percentage of revenue, product development expenses decreased 3% to 16% for the six months ended June 30, 2020 from 19% for the six months ended June 30, 2019. The decrease in general and product development expense is primarily due to the aforementioned lower expenses.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for each of the three months ended June  30, 2020 and 2019. As a percentage of total revenue, depreciation expense for each of the three months ended June  30, 2020 and 2019 was 1%.

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was $0.1 million and less than $0.1 million for the six months ended June  30, 2020 and 2019, respectively. As a percentage of total revenue, depreciation expense for the six months ended June  30, 2020 and 2019 was 1%.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for each of the three months ended June  30, 2020 and 2019. As a percentage of total revenue, amortization expense was 4% for each of the three months ended June  30, 2020 and 2019.

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.5 million for each of the six months ended June  30, 2020 and 2019. As a percentage of total revenue, amortization expense was 4% for each of the six months ended June 30, 2020 and 2019.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for each of the three months ended June  30, 2020 and 2019, was less than $0.1 million. As a percent of revenue, interest expense was less than 1% and 1% for the three months ended June  30, 2020 and 2019, respectively.

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the six months ended June  30, 2020 and 2019, was less than $0.1 million and $0.2 million, respectively. As a percent of revenue, interest expense was 1% for each of the six months ended June  30, 2020 and 2019.

Foreign Currency Exchange Income (Loss)

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.2 million or 119% to less than ($0.1) million loss for the three months ended June  30, 2020 from a foreign currency gain of $0.2 million for the three months ended June  30, 2019.  The (losses) gains were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and increased $0.4 million or 618% to $0.3 million for the six months ended June  30, 2020 from a foreign currency loss of ($0.1) million for the six months ended June  30, 2019.  The gains  (losses) were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other Income, Net

For the three months ended June  30, 2020 and 2019, other income was less than $0.1 million and $0.1 million, respectively.

Other income was less than $0.1 million for the six months ended June 30, 2020 compared to other expenses of less than $0.1 million for the six months ended June 30, 2019.

Income Taxes

We recorded net income tax expense of $0.3 million and $0.1 million for the three months ended June  30, 2020 and 2019, respectively. The net expense during the three months ended June  30, 2020 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our U.K. subsidiary,  Indian and Nigerian based operations as well as foreign taxes withheld. The net expense during the three months ended June  30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax from our Indian based operations.  Our effective tax rate was 119% and (1%) for the three months ended June  30, 2020 and 2019, respectively. Our 2020 effective tax rate relates to our net income coming from our UK, Nigeria, and India based subsidiaries’ operations and net losses from our other subsidiaries’ operations for which we did not recognize a net deferred tax benefit.

We recorded net income tax expense of $0.5 million and $0.2 million for the six months ended June  30, 2020 and 2019, respectively. The net expense during the six months ended June  30, 2020 consisted of current income tax expense of $0.5 million. The current tax expense consists of income tax primarily from our U.K. subsidiary,  Indian and Nigerian based operations as well as foreign taxes withheld. The net expense during the six months ended June  30, 2019 consisted of current income tax expense of $0.2 million. The current tax expense consists of income tax from our Indian and Nigerian based operations. Our effective tax rate was 119% and (2%) for the six months ended June  30, 2020 and 2019, respectively. Our 2020 effective tax rate relates to our net income coming from our UK, Nigeria, and India based subsidiaries’ operations and net losses from our other subsidiaries’ operations for which we did not recognize a net deferred tax benefit.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are planning on accelerating our alternative minimum tax credit refund and are analyzing the other aspects of the CARES Act to determine whether any additional specific provisions may impact us.

As of June  30, 2020 and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $0.5 million, or 13% to $4.3 million at June 30, 2020, from $3.8 million at December 31, 2019.  The increase in working capital is primarily related to an increase in cash and cash equivalents, unbilled work in progress, and prepaid and other current assets along with decrease in current portion of the term loan, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2019 Annual Report on Form 10-K, except that as of June 30, 2020, our trailing three-month EBITDA failed to meet the minimum required in the amendment to our loan agreement with East West Bank. We entered into an amendment with East West Bank on July 1, 2020 to resolve the non-compliance. We have $0.9 million in outstanding debt recorded as a current liability as the Lumata Facility is now due to be retired in December 2020.  The Company is current on our loan payment obligations and we have made all scheduled loan payments to date.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At June  30, 2020, our principal source of liquidity was $4.3 million in cash and cash equivalents and $4.1 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided in operating activities for the six months ended June 30, 2020 and 2019 was $1.9 million and $0.6 million, respectively. Cash provided by operating activities for the six months ended June 30, 2020 was primarily due to the net loss of $0.1 million (offset noncash charges of $0.8 million),  a decrease in contract receivable of $2.3 million and an increase of $0.9 million in accounts payable and accrued liabilities, partially offset by the increase in unbilled work-in-progress of $1.9 million and prepaids and other assets of $0.6 million.

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

Net cash used in investing activities during the six months ended June 30, 2020 of $0.2 million was due to the purchase of property and equipment. Net cash used in investing activities during the six months ended June 30, 2019 of $0.3 million was due to the purchase of property and equipment.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2020 was related to principal payments on our term loan offset by the proceeds received with the Payroll Protection Program. Net cash used in financing activities $1.7 million during the six months ended June 30, 2019 was primarily cash used for principal payments on our term loan.

As of June  30, 2020, we have $0.9 million in outstanding principal obligations on term loan payable to East West Bank (“EWB”) that require us to maintain specified financial requirements that are defined in the loan agreements. Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. However, the financial covenants under our debt facilities are related to cash balances and trailing three month operational results which have been adversely affected by project delays or the closing of new orders related to customer interactions being postponed. The outbreak may also have affected our customers’ ability to make timely payments. We have agreed with East West Bank “EWB” to a waiver to non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. We are current on our loan payment obligations and we have made all scheduled loan payments to date.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•Our cash and cash equivalents balance at June  30, 2020 of $4.3 million;

•Our working capital balance at June 30, 2020 of $4.3 million; and

•Our ability to historically generate positive cash flows from operations of $1.9 million for the six months ended June 30, 2020, and $1.1 million and $2.6 million for the full years ended December 31, 2019, and 2018, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the six months ended June  30, 2020 and 2019, the effect of exchange rate changes resulted in decrease of $0.3 million and decreases in cash of less than $0.1 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June  30, 2020.

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

During the three months ended June  30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for smaller reporting companies

ITEM 6. EXHIBITS

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

3.1		Restated Certificate of Incorporation, as filed as an exhibit to the Registrant’s registration statement on Form S-1 filed January 9, 1998 and incorporated herein by reference.
3.2		Certificate of Designation for the Series B Convertible Preferred Stock, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 10, 2004 and incorporated herein by reference.
3.3

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.1(c) to the Registrant’s Form 8-K filed November 17, 2005 and incorporated herein by reference.

3.4

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed as Exhibit 3.01 to the Registrant’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.5

Certificate of Amendment to the Restated Certificate of Incorporation of Evolving Systems, Inc., as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on July 21, 2009 and incorporated herein by reference.

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Evolving Systems, Inc. as filed as Exhibit 3(i) to the Registrant’s Form 8-K filed on June 16, 2011 and incorporated herein by reference.

3.7		Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.
31.1	*	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2020	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)