Form 10-Q
period 2020-09-30
EVOLVING SYSTEMS INC
filed 2020-11-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September  30, 2020

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

As of November 9, 2020, there were  12,195,440 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,486	$3,076
Contract receivables, net of allowance for doubtful accounts of $807 and $710
at September 30, 2020 and December 31, 2019, respectively	3,409	6,732
Unbilled work-in-progress	3,356	1,105
Prepaid and other current assets	1,849	1,594
Income taxes receivable	819	953
Total current assets	12,919	13,460
Property and equipment, net	531	482
Amortizable intangible assets, net	2,918	3,665
Operating leases — right-of-use assets	979	1,205
Deferred income taxes, net	631	1,000
Total assets	$17,978	$19,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loans - current portion, net	$428	$1,577
Accounts payable and accrued liabilities	4,042	3,827
Lease obligations — operating leases	291	321
Unearned revenue	3,321	3,971
Total current liabilities	8,082	9,696
Long-term liabilities:
Term loan, net of current portion, net	319	122
Lease obligations - operating leases, net of current portion	680	876
Total liabilities	9,081	10,694

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,374,329 shares issued and 12,195,440 shares outstanding as of September 30, 2020 and 12,342,723 shares issued and 12,163,834 shares outstanding as of December 31, 2019	12	12
Additional paid-in capital	99,714	99,555
Treasury stock, 178,889 shares as of September 30, 2020 and December 31, 2019, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,489)	(10,053)
Accumulated deficit	(79,087)	(79,143)
Total stockholders' equity	8,897	9,118
Total liabilities and stockholders' equity	$17,978	$19,812

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

[

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
REVENUE
License fees	$83	$185	$387	$1,152
Services	6,691	5,928	19,001	17,914
Total revenue	6,774	6,113	19,388	19,066

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,132	2,144	6,456	6,249
Sales and marketing	1,511	1,815	4,516	5,574
General and administrative	1,352	979	3,875	3,985
Product development	1,094	1,183	3,168	3,676
Depreciation	58	61	158	150
Amortization	236	232	704	704
Goodwill impairment loss	—	—	—	6,687
Total costs of revenue and operating expenses	6,383	6,414	18,877	27,025

Income (loss) from operations	391	(301)	511	(7,959)

Other income (expense)
Interest income	1	1	4	10
Interest expense	—	(71)	(65)	(255)
Other (loss) income, net	(1)	13	18	1
Foreign currency exchange (loss) income	(107)	250	240	183
Other (expense) income, net	(107)	193	197	(61)

Income (loss) from operations before income taxes	284	(108)	708	(8,020)
Income tax expense	148	109	652	296
Net income (loss)	$136	$(217)	$56	$(8,316)

Basic earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.68)

Diluted earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.68)

Weighted average basic shares outstanding	12,195	12,163	12,185	12,154
Weighted average diluted shares outstanding	12,258	12,163	12,275	12,154

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$136	$(217)	$56	$(8,316)

Other comprehensive income (loss)
Foreign currency translation income (loss)	186	(156)	(436)	(170)
Comprehensive income (loss)	$322	$(373)	$(380)	$(8,486)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	31,606	—	—	—	—	—	—
Stock-based compensation expense	—	—	159	—	—	—	159
Net income	—	—	—	—	—	56	56
Foreign currency translation loss	—	—	—	—	(436)	—	(436)
Balance at September 30, 2020	12,195,440	$12	$99,714	$(1,253)	$(10,489)	$(79,087)	$8,897

Nine Months Ended September 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	36,343	—	—	—	—	—	—
Stock-based compensation expense	—	—	263	—	—	—	263
Net loss	—	—	—	—	—	(8,316)	(8,316)
Foreign currency translation loss	—	—	—	—	(170)	—	(170)
Balance at September 30, 2019	12,163,051	$12	$99,487	$(1,253)	$(10,285)	$(77,764)	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483
Restricted stock vested	469	—	—	—	—	—	—
Stock-based compensation expense	—	—	92	—	—	—	92
Net income	—	—	—	—	—	136	136
Foreign currency translation income	—	—	—	—	186	—	186
Balance at September 30, 2020	12,195,440	$12	$99,714	$(1,253)	$(10,489)	$(79,087)	$8,897

Three Months Ended September 30, 2019

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2019	12,162,270	$12	$99,417	$(1,253)	$(10,129)	$(77,547)	$10,500
Restricted stock vested	781	—	—	—	—	—	—
Stock-based compensation expense	—	—	70	—	—	—	70
Net loss	—	—	—	—	—	(217)	(217)
Foreign currency translation loss	—	—	—	—	(156)	—	(156)
Balance at September 30, 2019	12,163,051	$12	$99,487	$(1,253)	$(10,285)	$(77,764)	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56	$(8,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	158	150
Amortization of intangible assets	704	704
Amortization of debt issuance costs	4	4
Amortization of operating leases — right of use assets	191	306
Stock-based compensation expense	159	263
Foreign currency transaction income, net	(98)	(183)
Bad debt (recoveries) expense, net	(11)	113
Provision for deferred income taxes	370	(49)
Goodwill impairment loss	—	6,687
Change in operating assets and liabilities:
Contract receivables	3,177	1,936
Unbilled work-in-progress	(2,244)	149
Prepaid and other assets	(274)	(510)
Accounts payable and accrued liabilities	252	(537)
Income taxes receivable	95	(508)
Unearned revenue	(563)	677
Lease obligations — operating leases	(191)	(316)
Net cash provided by operating activities	1,785	570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(218)	(309)
Net cash used in investing activities	(218)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,182)	(2,684)
Proceeds from issuance of note	319	—
Net cash used in financing activities	(863)	(2,684)

Effect of exchange rate changes on cash and cash equivalents	(294)	(58)

Net increase (decrease) in cash and cash equivalents	410	(2,481)
Cash and cash equivalents at beginning of period	3,076	6,732
Cash and cash equivalents at end of period	$3,486	$4,251

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$63	$246
Income taxes paid	$173	$159
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$41	$1,609

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

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities (see Note 7) are related to cash balances and quarterly operational results which have been adversely affected by project delays related to customer interactions being postponed or our customers’ ability to make timely payments. We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for term loan payments through the full repayment of the loan on December 31, 2020,  along with our working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these condensed consolidated financial statements. In making this assessment, we considered our $3.5 million in cash and cash equivalents and our $4.8 million in working capital at September 30, 2020, along with our ability to historically generate positive cash flows from operations.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020.

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

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. License Revenue

License revenue represent the fees we receive from the licensing of our software products. In most instances, customization services are determined to be essential to the functionality of the delivered software. The license along with the customization services are transferred to our customers over time. In arrangements where the services are not essential to the functionality of the delivered software, we recognize license revenue when the license agreement has been approved and the software has been delivered. We can identify each party’s rights, payment terms, and commercial substance of the content. Where applicable, we identify multiple performance obligations and record as revenue as the performance obligations are fulfilled based on their estimated allocated standalone selling price. The selection of the method to measure progress towards completion requires judgment and is based on the extent of progress towards completion of the performance obligation. We recognize revenue using the input method of accounting based on labor hours.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Primary geographical markets
United Kingdom	$1,398	$1,042	$3,691	$3,758
Other	5,376	5,071	15,697	15,308
	$6,774	$6,113	$19,388	$19,066

Major products/service lines
License revenue	$83	$185	$387	$1,152
Customer support, including warranty support fees	1,944	2,261	6,029	6,841
Services	2,388	1,700	5,747	4,896
Managed services	2,359	1,967	7,225	6,177
Total services	6,691	5,928	19,001	17,914
	$6,774	$6,113	$19,388	$19,066

Timing of revenue recognition
Products transferred at a point in time	$61	$39	$289	$560
Products and services transferred over time	6,713	6,074	19,099	18,506
	$6,774	$6,113	$19,388	$19,066

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Assets
Contract receivables, net	$3,409	$6,732
Unbilled work-in-progress, net	$3,356	$1,105
Liabilities
Unearned revenue	$3,321	$3,971

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets (unbilled work-in-progress) are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of  $0.2 million at each of September  30, 2020 and December 31, 2019.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years and are included in sales and marketing. In each of the three month periods ended September  30, 2020 and 2019, the amount of amortization was less than  $0.1 million and there was no impairment loss in relation to the costs capitalized. For the nine month periods ended September 30, 2020 and 2019, the amount of amortization was $0.2 million and less than $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended September  30, 2020 and 2019, we recognized revenue of $2.0 million and $2.1 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period. For the nine months ended September 30, 2020 and 2019, we recognized revenue of $3.1 million and $2.5 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September  30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totaled $10.1 million. The Company expects approximately 63% of remaining performance obligations to be recognized into revenue within the next twelve months, with 30% in 1-2 years and 7% in 3-4 years.

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

Stock-based Compensation — We account for stock-based compensation by applying a fair-value-based measurement method to account for stock-based payment transactions with employees, non-employees and directors. We record compensation costs associated with the vesting of unvested awards on a straight-line basis over the vesting period. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments. We use the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of our common stock. We recognize forfeitures as they occur rather than estimating them at the time of the grant.

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

Recently Adopted Accounting Pronouncements —  In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

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

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2020, and December 31, 2019, identifiable intangibles were as follows (in thousands):

	September 30, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,882		$(1,786)		$1,096
Trademarks and tradenames	304		(262)		42
Non-competition	39		(39)		—
Customer relationships	4,312		(2,532)		1,780
	$7,537	(1)	$(4,619)	(1)	$2,918

	December 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,903		$(1,508)		$1,395
Trademarks and tradenames	307		(247)		60
Non-competition	39		(39)		—
Customer relationships	4,346		(2,136)		2,210
	$7,595	(1)	$(3,930)	(1)	$3,665

(1)	Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for each of the three months ended September  30, 2020 and 2019 and $0.7 million for each of the nine months ended September 30, 2020 and 2019.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September  30, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended September 30,
2020	$939
2021	857
2022	414
2023	191
2024	87
Thereafter	430
$2,918

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and accrued liabilities:
Accounts payable	$805	$889
Accrued compensation and related expenses	1,930	1,755
Accrued liabilities	1,307	1,183
	$4,042	$3,827

NOTE 4 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing loss or income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share:
Net income (loss)	$136	$(217)	$56	$(8,316)
Basic weighted average shares outstanding	12,195	12,163	12,185	12,154
Basic earnings (loss) per common share:	$0.01	$(0.02)	$0.00	$(0.68)

Diluted earnings (loss) per common share:
Net income (loss)	$136	$(217)	$56	$(8,316)
Weighted average shares outstanding	12,195	12,163	12,185	12,154
Effect of dilutive securities - options and restricted stock	63	—	90	—
Diluted weighted average shares outstanding	12,258	12,163	12,275	12,154
Diluted earnings (loss) per common share:	$0.01	$(0.02)	$0.00	$(0.68)

Weighted average options to purchase approximately 0.4 million shares for the three and nine months ended September 30, 2020, and 0.6 million shares of common stock equivalents for the three and nine months ended September 30, 2019,  were excluded from the computation of diluted weighted average shares outstanding because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the periods.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for each of the three months ended September  30, 2020 and 2019, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue, excluding
depreciation and amortization	$12	$13	$35	$30
Sales and marketing	6	6	18	17
General and administrative	74	43	112	192
Product development	—	8	(6)	24
Total stock-based compensation	$92	$70	$159	$263

Stock Incentive Plans

At September  30, 2020 and December 31, 2019,  no shares were available for grant under the 2007 Stock Plan, as amended. At September  30, 2020 and December 31, 2019,  0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At September  30, 2020 and December 31, 2019, there were approximately 0.5 million shares and 0.4 million shares available for grant under the 2016 Stock Plan, respectively. At September  30, 2020 and December 31, 2019, 0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors.

The following is a summary of restricted stock activity under the plans for the nine months ended September  30, 2020:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2020	159
Less restricted stock vested	(31)
Less restricted stock forfeited/expired	(65)
Unvested restricted stock at September 30, 2020	63

The following is a summary of stock option activity under the plans for the nine months ended September  30, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2020	438	$5.69	6.51	$—
Less options forfeited/cancelled	(87)	5.46
Less options expired	(3)	2.86
Options outstanding at September 30, 2020	348	$5.77	5.90	$—

Options exercisable at September 30, 2020	280	$6.10	5.59	$—

There were no stock options granted during the nine months ended September  30, 2020 or 2019. The total fair value of stock options and restricted stock vested during the nine months ended September  30, 2020 and 2019 was $0.2 million and $0.3 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September  30, 2020, we did not have a significant customer (defined as contributing at least 10%). For the three months ended September 30, 2019, we had one significant customer that accounted for 10% of revenue from operations, this significant customer is a large telecommunications operator in Europe.

For the nine months ended September 30, 2020 and 2019 one significant customer (defined as contributing at least 10%) accounted for 10% and 11% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of ended September  30, 2020, we did not have a significant customer that accounted for approximately 10% of contract receivables and unbilled work-in-progress. As of December 31, 2019,  one customer accounted for 12% of contract receivables and unbilled work-in-progress.

NOTE 7 — LONG-TERM DEBT

East West Bank Term Loan Facilities

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of September  30, 2020, the U.S.A. Prime Rate was 3.25%. At September  30, 2020 the interest rate was  5.00%. In the event of a default, the interest rate increases by 5% per annum. Evolving Systems Inc. entered into the Lumata Facility as the parent guarantor; Evolving Systems BLS LTD and Evolving Systems Limited entered into the Lumata Facility as Original Guarantors (the “Original Guarantors”). The Lumata Facility is secured by all of the assets of EVOL Holdings and the original guarantors in accordance with the terms of a Debenture entered into by Evolving Systems Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, Evolving Systems Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

Financial covenants previously included in the credit facilities had been replaced by a minimum consolidated cash balance of no less than the total bank debt outstanding and a minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments.

On July 1, 2020, we entered into the Amendment and Waiver Letter (“Second Amendment”) to the Lumata Facility. The purpose of the Second Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The Second Amendment adjusted the loan amortization to be paid in full no later than December 31, 2020 and fixed the interest rate at 5% on the remaining principal. Monthly payments will be $0.1 million with the last payment scheduled to be made December 31, 2020.The Company also made an advance payment of $44,000 on June 1, 2020.

Financial covenants previously included in the amended credit facilities have been replaced by a monthly minimum consolidated cash balance of no less than $1.5 million and a fiscal quarter consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments. Evolving Systems has transacted all loan payments as originally scheduled and was in compliance with the new covenants as of September 30, 2020.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until the Small Business Association remits the loan forgiveness amount to the lender. However if the borrower does not apply for forgiveness the deferral shall be 10 months after the end of the loan forgiveness covered period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. Any such portion not forgiven can be prepaid in whole or part without penalty. We have recorded the PPP loan as a long term loan payable on our Condensed Consolidated Balance Sheet and will reduce the balance at the time loan is forgiven or we begin to make payments.

NOTE 8 — INCOME TAXES

We recorded income tax expense of $0.1 million for each of the three months ended September  30, 2020 and 2019, respectively. The net expense during the three months ended September  30, 2020 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our U.K. and Indian based operations and foreign taxes withheld. The net expense during the three months ended September  30, 2019 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our Indian based operations.

We recorded income tax expense of $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The net expense during the nine months ended September 30, 2020 consisted of current income tax expense of $0.7 million. The current tax expense consists of income tax primarily from our U.K., Nigerian and Indian based operations and foreign taxes withheld. The net expense during the nine months ended September 30, 2019 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax primarily from our Indian and Nigerian based operations.

Our effective tax rate was 52%  and (101%) for the three months ended September  30, 2020 and 2019, respectively. The 2020 effective tax rate relates to our net income coming from our U.K. and Indian based operations as well as foreign withholding tax and net losses from our other operations for which we did not recognize a net deferred tax benefit.

Our effective tax rate was 92% and (4%) for the nine months ended September 30, 2020 and 2019, respectively. The 2020 effective tax rate relates to our net income coming from our U.K.,  Indian and Nigerian based operations as well as foreign withholding tax and net losses from our other operations for which we did not recognize a net deferred tax benefit.

As of September  30, 2020 and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state net operating loss (“NOLs”) carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million. Our deferred tax assets and liabilities as of September  30, 2020, and December 31, 2019, were comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred tax assets:
Foreign tax credits carryforwards	$4,618	$4,650
Net operating loss carryforwards - Federal	—	—
Net operating loss carryforwards — State	947	753
Net operating loss carryforwards — Foreign	6,052	5,911
Alternative minimum tax credits	—	385
Stock compensation	483	552
Depreciable assets	36	54
Accrued liabilities and reserves	91	127
Total deferred tax assets	12,227	12,432

Deferred tax liabilities:
Intangibles	(25)	(180)
Accrued liabilities and reserves	(165)	(170)
Total deferred tax liability	(190)	(350)

Net deferred tax assets, before valuation allowance	12,037	12,082
Valuation allowance	(11,406)	(11,082)
Net deferred tax asset	$631	$1,000

As of September  30, 2020 and December 31, 2019 we had no liability for unrecognized tax benefits.

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

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are planning on accelerating our alternative minimum tax credit refund.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018, the Company finalized an Advance Pricing Arrangement (“APA”) with Evolving Systems and its subsidiaries. This APA determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the APA and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.2 million and $3.4 million and a corresponding decrease in foreign income before income tax expense in the three and nine months ended September  30, 2020, respectively.

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

	September 30, 2020	December 31, 2019
Long-lived assets, net
United States	$1,464	$2,063
United Kingdom	1,580	1,727
Other	1,384	1,562
	$4,428	$5,352

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under ASU 2016-02, Leases (“Topic 842”), operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, London, England, Bangalore, Kolkata,  India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company entered into one new lease in Kuala Lumpur, Malaysia in the nine months ended September  30, 2020, this contributed less than $0.1 million to our right-of-use asset/operating lease liability. Our lease for the Kolkata facility provided us with the option to terminate the lease in August 2020. We did not exercise our termination option and have included costs through the July 2026 lease end date, since this was the plan from the onset there has been no change to the right of use assets.  Total rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for the three months ended September  30, 2020 versus operating lease expense of  $0.1 million and short-term lease expense of less than $0.1 million for the three months ended September 30, 2019. Total rent expense consisted of operating lease expense of $0.3 million and short-term lease expense of $0.2 million for the nine months ended September 30, 2020 versus operating lease expense of $0.4 million and short-term lease expense of $0.1 million for the nine months ended September 30, 2019.  There was no sublease rental income for the nine months ended September  30, 2020 and 2019. We paid $0.2 million and $0.5 million against Lease obligations – operating leases in the three and nine months ended September  30, 2020, respectively, compared to $0.1 million and $0.4 million in the three and nine months ended September  30, 2019 respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

As of
September 30, 2020
Operating leases - right of use assets	$979

Operating lease current	$291
Lease obligations — operating leases, net of current portion	680
Total lease liability	$971

Weighted average remaining lease term (in years)	3.8
Weighted average discount rate	6.49%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September  30, 2020, for the following five fiscal years and thereafter were as follows (in thousands):

For the year ending
December 31,
2020 - Remaining	$89
2021	327
2022	302
2023	168
2024	71
Thereafter	112
Total future minimum lease payments	1,069
Present value adjustment	98
Total	$971

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September  30, 2020 or December 31, 2019.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September  30, 2020 or December 31, 2019.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of September  30, 2020 or December 31, 2019.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September  30, 2020 or December 31, 2019.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. The Company has been served a complaint from the Company’s former Chief Executive Officer claiming he was not properly compensated upon termination along with additional allegations. The Company has engaged legal counsel through our insurance carrier and has begun discovery and has scheduled mediation with the other party. The Company intends to defend this matter rigorously and the ultimate outcome is not estimable or determinable at this time.

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

RECENT DEVELOPMENTS

COVID-19 and Liquidity Update

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. The financial covenants under our debt facilities (see Note 7) are related to cash balances and quarterly operational results which have been adversely affected by project delays related to customer interactions being postponed or our customers’ ability to make timely payments. We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for term loan payments through the repayment of the loan on December 31, 2020,  along with our working capital and capital expenditure requirements for at least the next twelve months from the date of filing of these condensed consolidated financial statements. In making this assessment, we considered our $3.5 million in cash and cash equivalents and our $4.8 million in working capital at September  30, 2020, along with our ability to historically generate positive cash flows from operations.

On April 15, 2020, the Company received loan proceeds in the amount of $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of eight to twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

Consolidated revenue was $6.8 million and $6.1 million for the three months ended September  30, 2020 and 2019, respectively, and $19.4 million for the nine months ended September 30, 2020 compared to $19.1 million for the same period in 2019. The increases are primarily related to new projects and upgrades to existing and new clients partially offset by reduction in work hours as projects near or come to completion and a lower number of incremental licenses sold to one customer as compared to the prior year.

EXCHANGE RATE FLUCTUATIONS

 We have operations in foreign countries where the local currency is used to prepare the condensed consolidated financial statements which are translated into our reporting currency, U.S. dollars. Changes in the exchange rates between these currencies and our reporting currency are partially responsible for some of the changes from period to period in our financial statement amounts. The majority of the changes in 2020 and 2019 are a result of the Euro and the British Pound Sterling strengthening on average versus the U.S. dollar. The chart below summarizes what the effects on our revenue and expenses would be on a constant currency basis. The constant currency basis assumes that the exchange rate was constant for the periods presented (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020 vs. 2019		2020 vs. 2019
Changes in:
Revenue	$171	~~$~~	(38)
Costs of revenue and operating expenses	351		74
Loss from operations	$(180)	~~$~~	(112)

The net effect of our foreign currency translations for the three months ended September  30, 2020 was a $0.2 million increase in revenue and an $0.4 million increase in operating expenses versus the three months ended September  30, 2019. The net effect of our foreign currency translations for the nine months ended September  30, 2020 was a  less than $0.1 million decrease in revenue and a less than $0.1 million increase in operating expenses versus the nine months ended September  30, 2019.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
License fees	1%	3%	2%	6%
Services	99%	97%	98%	94%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	31%	35%	33%	33%
Sales and marketing	22%	30%	23%	29%
General and administrative	20%	16%	20%	21%
Product development	16%	19%	16%	19%
Depreciation	1%	1%	1%	1%
Amortization	3%	4%	4%	4%
Goodwill impairment loss	—	—	—	35%
Total costs of revenue and operating expenses	93%	105%	97%	142%

Income (loss) from operations	7%	(5%)	3%	(42%)

Other income (expense)
Interest income	—	—	—	—
Interest expense	—	(1%)	—	(1%)
Other (loss) income, net	—	—	—	—
Foreign currency exchange (loss) income	(2%)	4%	1%	1%
Other (expense) income, net	(2%)	3%	1%	—

Income (loss) from operations before income taxes	5%	(2%)	4%	(42%)

Income tax expense	2%	2%	3%	2%

Net income (loss)	3%	(4%)	1%	(44%)

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

License Fees

License fees revenue was $0.1 million and $0.2 million for the three months ended September  30, 2020 and 2019, respectively. The decrease in revenue of $0.1 million is primarily related to lower number of incremental licenses sold to one customer during this three month period than the corresponding three month period in the prior year.

License fees revenue was $0.4 million and $1.2 million for the nine months ended September  30, 2020 and 2019, respectively. The decrease in revenue of $0.8 million is primarily related to lower number of incremental licenses sold to existing customers inclusive of one significant customer sale of $0.4 million during the corresponding nine month period in the prior year.

Services

Services revenue increased $0.8 million, or 13%, to $6.7 million for the three months ended September  30, 2020 from $5.9 million for the three months ended September  30, 2019. The increase is related to upgrades and new project revenues of $1.0 million and increase in hours worked on existing clients of $0.5 million partially offset by a reduction of orders from existing clients of $0.7 million as compared to the corresponding three month period in the prior year.

Services revenue increased $1.1 million, or 6%, to $19.0 million for the nine months ended September  30, 2020 from $17.9 million for the nine months ended September  30, 2019.  The increase is related new project revenues of $2.3 million and increase in hours worked on existing clients of $0.4 million partially offset by a reduction of orders from existing clients of $1.6 million as compared to the corresponding nine month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to software features requested in advance of their scheduled availability which are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization was $2.1 million for each of the three months ended September 30, 2020 and 2019. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased to 31% and 35% for the three months ended September 30, 2020 and 2019, respectively, as costs were approximately constant as revenue increased due to work on delivering the new projects and upgrades.

Costs of revenue, excluding depreciation and amortization, increased $0.3 million, or 3%, to $6.5 million for the nine months ended September  30, 2020 from $6.2 million for the nine months ended September  30, 2019.  The increase is related to increase in project hour costs of $0.5 million as staff was reassigned from product development to customer work, increase in staff costs of $0.1 million and an increase $0.1 million in the employee time off accrual, partially offset by $0.4 million a reduction in third party contractor cost. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, was 33% for each of the nine months ended September 30, 2020 and 2019.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 17%, to $1.5 million for the three months ended September  30, 2020 from $1.8 million for the three months ended September  30, 2019. The decrease is related to the reduction of $0.2 million in lower travel and entertainment costs due to travel restrictions during the global pandemic and reduced marketing efforts, as well as reduction of $0.1 million in resource costs. As a percentage of total revenue, sales and marketing expenses decreased 8% to 22% for the three months ended September 30, 2020 from 30% for the three months ended September 30, 2019, this is primarily due to the aforementioned decreased expenses.

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $1.1 million, or 19%, to $4.5 million for the nine months ended September  30, 2020 from $5.6 million for the nine months ended September  30, 2019. The decrease is related to the reduction of $0.5 million in lower travel and entertainment and marketing costs due to travel restrictions during the global pandemic, a reduction of $0.3 million in incentive compensation costs that included revision to the incentive compensation structure, and also a reduction in resource costs assigned to sales and marketing activities of $0.3 million. As a percentage of total revenue, sales and marketing expenses decreased 6% to 23% for the nine months ended September 30, 2020 from 29% for the nine months ended September 30, 2019, this is primarily due to the aforementioned decreased expenses.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.4 million, or 38%, to $1.4 million for the three months ended September  30, 2020 from $1.0 million for the three months ended September  30, 2019. The increase is related to $0.2 million increase in accounting fees for local audits and filing of R&D credits, increase of incentive compensation of $0.1 million, and increases in various expenses that in total increased $0.1 million. As a percentage of revenue, general and administrative expenses increased 4% to 20% for the three months ended September 30, 2020 as compared to 16% for the three months ended September 30, 2019. The increase in general and administrative expense is primarily due to the aforementioned higher expenses.

General and administrative expenses decreased $0.1 million, or 3%, to $3.9 million for the nine months ended September 30, 2020 from $4.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable a reduction in accounting services of $0.2 million, primarily due to the elimination of fees incurred related to the transition of audit firms in the prior year partially offset by the higher fees for local audits and R&D credits and a reduction in equity compensation of $0.1 million.  These reductions were partially offset by an increase in incentive compensation of $0.2 million. As a percentage of revenue, general and administrative expenses decreased 1% to 20% for the nine months ended September 30, 2020 as compared to 21% for the nine months ended September 30, 2019. The decrease in general and administrative expense is primarily due to the aforementioned lower expenses.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses decreased $0.1 million, or 8%, to $1.1 million for the three months ended September  30, 2020 from $1.2 million for the three months ended September  30, 2019.  The decrease is primarily related to the decrease in travel and entertainment costs of $0.1 million due to a reduction in staff that traveled in the corresponding period of the prior year. As a percentage of revenue, product development expenses decreased 3% to 16% for the three months ended September 30, 2020 from 19% for the three months ended September 30, 2019. The decrease in general and product development expense is primarily due to the aforementioned lower expenses.

Product development expenses decreased $0.5 million, or 14%, to $3.2 million for the nine months ended September  30, 2020 from $3.7 million for the nine months ended  September  30, 2019.  The decrease is related to a net decrease in resource costs of $0.3 million related to a staff reduction and a change to product development hours worked by internal staff assigned to product development projects, the reduction in travel costs of $0.1 million due to the staff departures, and change in the allocation of hardware and software maintenance costs reduced costs by $0.1 million. As a percentage of revenue, product development expenses decreased 3% to 16% for the nine months ended September 30, 2020 from 19% for the nine months ended September 30, 2019. The decrease in general and product development expense is primarily due to the aforementioned lower expenses.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was $0.1 million for each of the three months ended September  30, 2020 and 2019. As a percentage of total revenue, depreciation expense for each of the three months ended September  30, 2020 and 2019 was 1%.

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was $0.2 million for each of the nine months ended September  30, 2020 and 2019. As a percentage of total revenue, depreciation expense for the nine months ended September  30, 2020 and 2019 was 1%.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for each of the three months ended September  30, 2020 and 2019. As a percentage of total revenue, amortization expense was 3% and 4%  for three months ended September  30, 2020 and 2019, respectively.

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.7 million for each of the nine months ended September  30, 2020 and 2019. As a percentage of total revenue, amortization expense was 4% for each of the nine months ended September 30, 2020 and 2019.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for each of the three months ended September  30, 2020 and 2019  was less than $0.1 million. As a percentage of revenue, interest expense was less than 1% and 1% for the three months ended September  30, 2020 and 2019, respectively.

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the nine months ended September  30, 2020 and 2019, was less than $0.1 million and $0.3 million, respectively, due to the loan payable reaching maturity at the end of the prior year. As a percentage of revenue, interest expense was less than 1% and 1% for each of the nine months ended September 30, 2020 and 2019, respectively.

Foreign Currency Exchange Income (Loss)

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.4 million or 143% to ($0.1) million loss for the three months ended September  30, 2020 from a foreign currency gain of $0.3 million for the three months ended September  30, 2019.  The decrease was a result of the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Foreign currency exchange income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and increased less than $0.1 million or 31% to $0.2  million for the nine months ended September  30, 2020 from a foreign currency gain of $0.2 million for the nine months ended September  30, 2019.  The gains were generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other Income, Net

For each of the three and nine months ended September  30, 2020 and 2019, other income was less than $0.1 million.

Income Taxes

We recorded net income tax expense of $0.1 million for each of the three months ended September  30, 2020 and 2019.  The net expense during the three months ended September 30, 2020 consisted of current income tax expense of $0.1 million. The current tax expense consists of income tax primarily from our U.K. and Indian based operations as well as foreign taxes withheld. The net expense during the three months ended September 30, 2019 consisted of current income tax expense of $0.1 million of income tax from our Indian based operations. Our effective tax rate was 52% and (101%) for the three months ended September 30, 2020 and 2019, respectively. Our 2020 effective tax rate relates to our net income coming from our UK and India based subsidiaries’ operations as well as foreign withholding tax and net losses from our other subsidiaries’ operations for which we did not recognize a net deferred tax benefit.

We recorded net income tax expense of $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The net expense during the nine months ended September 30, 2020 consisted of current income tax expense of $0.7 million. The current tax expense consists of income tax primarily from our U.K., Indian and Nigerian based operations as well as foreign taxes withheld. The net expense during the nine months ended September 30, 2019 consisted of current income tax expense of $0.3 million. The current tax expense consists of income tax from our Indian and Nigerian based operations. Our effective tax rate was 92% and (4%) for the nine months ended September 30, 2020 and 2019, respectively. Our 2020 effective tax rate relates to our net income coming from our UK, Nigeria, and India based subsidiaries’ operations as well as foreign withholding tax and net losses from our other subsidiaries’ operations for which we did not recognize a net deferred tax benefit.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are planning on accelerating our alternative minimum tax credit refund.

As of September  30, 2020, and December 31, 2019 we continued to maintain a valuation allowance on our domestic net deferred tax asset for foreign tax credit (“FTC”) carryforwards, certain state NOL carryforwards and research and development tax credits other than $0.5 million in FTC. We also have $0.3 million of foreign deferred tax assets, offset by foreign deferred tax liabilities of $0.2 million.  We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position. See Note 8 to the financial statements for a summary of our deferred tax assets and liabilities.

FINANCIAL CONDITION

Our working capital position increased $1.0 million, or 29%, to $4.8 million at September 30, 2020, from $3.8 million at December 31, 2019.  The increase in working capital is primarily related to an increase in cash and cash equivalents and unbilled work in progress along with decrease in current portion of the term loan and unearned revenue, an alternative minimum tax refund expected in the current year which was previously recorded in our deferred tax assets, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2019 Annual Report on Form 10-K, except that we entered into an new amendment with East West Bank on July 1, 2020 to resolve the non-compliance related to our trailing three-month EBITDA which we had failed to meet the minimum required in the amendment to our loan agreement with East West Bank in previous quarters. We have $0.4 million in outstanding debt recorded as a current liability as the Lumata Facility is due to be retired in December 2020. We are current on our loan payment obligations and we have made all scheduled loan payments to date.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At September  30, 2020, our principal source of liquidity was $3.5 million in cash and cash equivalents and $3.4 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to make term loan payments and fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided in operating activities for the nine months ended September 30, 2020 and 2019 was $1.8 million and $0.6 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to the net income inclusive of noncash charges of $1.2 million and a decrease in contract receivable of $3.2 million, partially offset by the increase in unbilled work-in-progress of $2.2 million and decrease in unearned revenue of $0.6 million.

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

Net cash used in investing activities during the nine months ended September 30, 2020 of $0.2 million was due to the purchase of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2019 of $0.3 million was due to the purchase of property and equipment.

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2020 was related to principal payments on our term loan offset by the proceeds received with the Paycheck Protection Program. Net cash used in financing activities $2.7 million during the nine months ended September 30, 2019 was primarily cash used for principal payments on our term loan.

As of September  30, 2020, we have $0.4 million in outstanding principal obligations on term loan payable to East West Bank (“EWB”) that require us to maintain specified financial requirements that are defined in the loan agreements. Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. The pandemic has delayed certain projects or the closing of new orders as customer interactions have been altered or postponed. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. The financial covenants under our debt facilities are related to cash balances and quarterly operational results which have been adversely affected by project delays or the closing of new deals related to customer interactions being postponed. The outbreak may also have affected our customers’ ability to make timely payments. As of September 30, 2020, we were compliant with our financial covenants, current on our loan payment obligations, and made all scheduled loan payments to date.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our term loan payments, along with our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•Our cash and cash equivalents balance at September  30, 2020 of $3.5 million;

•Our working capital balance at September 30, 2020 of $4.8 million; and

•Our ability to historically generate positive cash flows from operations of $1.8 million for the nine months ended September 30, 2020, and $1.1 million and $2.6 million for the full years ended December 31, 2019 and 2018, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the nine months ended September  30, 2020 and 2019, the effect of exchange rate changes resulted in decrease of $0.3 million and decreases in cash of less than $0.1 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September  30, 2020.

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

During the three months ended September  30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment and Waiver Letter to Term Loan Facility Agreement entered into by and among Evolving Systems, Inc. as Parent Guarantor, Evolving Systems Holdings Limited, as Original Borrower, Evolving Systems Limited and Evolving Systems BLS Limited, as further Original Guarantors, Evolving Systems Lumata Limited, and East West Bank as Lender, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 7, 2020 and incorporated herein by reference.

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

Date: November 12, 2020	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)