Form 10-K
period 2020-12-31
EVOLVING SYSTEMS INC
filed 2021-03-17
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market, was $6,038,957 as of June 30, 2020.

The number of shares of Common Stock outstanding was 12,258,184 as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2020 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2020

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Evolving Systems provides real-time digital engagement solutions and services to approximately 100 customers in over 60 countries worldwide.  Our portfolio features market-leading solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

We have transitioned from traditional software technology licensing, focused on cost savings, to selling business solutions focused on revenue growth and efficiency gains for the carrier. Our business model provides business solutions through customized software and managed services, thus creating recurring revenue relationships and providing opportunity to continually engage with our clients.

We offer real-time, interactive digital engagement solutions and services that drive increases in customer lifetime value for our enterprise clients as follows:

•

Acquisition and Activation Solutions that increase new subscriber enrollments through multiple channels and dealer networks, electronically authenticate customer identity and activate complex bundles of traditional telecom services (voice, messaging and data) and value-added network services;

•

Network Services that improve operational efficiency by not only providing complete control of subscriber identification modules (“SIMs”) and their associated resources, but also streamlining and automating the entire SIM ordering and distribution process;

•

Retention and Loyalty Solutions that extend the duration of customer contracts by engaging them with the brand, interacting and rewarding them with personalized offers through loyalty and partner programs; and

•

Analytics and Customer Value Management Solutions that analyze consumer behavior in real-time and enable marketing departments to innovate, create and manage highly-personalized and contextually-relevant interactive campaigns that engage consumers with event-triggered offers that result in higher take-rates and increased customer revenue.

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

Acquisitions of BLS Limited (“EVOL BLS”), four Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in 2017, along with the acquisition of RateIntegration d/b/a Sixth Sense Media (“SSM”) in 2015, expanded our footprint in the digital marketing space. Each of these acquisitions had their own platform which we still maintain today. Through the extensive work of our product development team, we have launched the Evolution platform featuring the best of these legacy platforms on cutting edge technology. Evolution is used to operate the most innovative large-scale loyalty programs, as well as providing unique mechanics enabling gamification, optimization and personalization across a variety of channels. It enables our clients to engage with their customers at all stage of their lifecycle, providing interactive dialogue and smart recommendations through all available traditional and digital channels. The platform seamlessly integrates within the service provider’s IT infrastructure, either on-premise or on a private cloud. It can be operated or managed as a service depending on the market needs.

As a supplier of real-time digital engagement solutions and services, we drive growth in customer acquisition and activation, extend customer lifetime and increase customer value and revenue in the converging mobile, entertainment, financial and retail services eco-system. Our platforms, together with our team of experienced industry experts, help service providers increase their customer lifetime value (“CLV”) over the course the customer lifecycle.

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day-to-day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. We continually work with existing and new clients exploring new ways of using our products and services to enhance their business. On-going travel restrictions has caused the business to interact with clients in new ways and reduced certain costs. The long-term effects on how we conduct business in the future is still undetermined but we continue to evolve to meet client needs.

INDUSTRY DYNAMICS

The market for digital engagement to increase customer lifetime value is growing. Several key factors are driving carrier demand for next generation solutions, supporting growth for specific products within the sector:

•

Growing adoption of the digital channel and changing consumer sentiment, accelerated by the Covid-19 pandemic, has led to growing demand for digital services enabled by telecommunication carriers, not only for end consumers, but also brands, who want to reach specific consumer audiences;

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

In a market where consumers perceive their telecom services as a commodity, maintaining or growing customer value and retaining valuable customers is a persistent challenge. Customers are demanding ever greater incentives for their loyalty, attracted by disruptive OTT alternatives and competitive offers on data, airtime, and short message service (“SMS”). This can lead to a spiral of price-driven value destruction unless a truly differentiated approach is used to stand out from the crowd and deliver superior value.

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

Mobile service is ubiquitous and mobile operators are the digital enablers between consumers and brands, the trusted processors of customer data, uniquely able to bridge the digital and physical world through their technology infrastructure. The mobile industry is going through a transition period. Traditional voice and messaging revenues are in decline due to several factors including the OTT players. Mobile data demand is growing. Service providers are focused on building upon their brand and their “last mile” connectivity to more actively engage their customers and to increase the customer wallet-share through digital and non-digital partnerships.

We help service providers navigate through the digital marketing jungle of fragmented technologies, converging communication channels and managing the data overload through our portfolio of digital engagement solutions. We combine big ideas and a deep understanding of mobile customer behavior with powerful software capabilities and expertise to create digital engagement and loyalty experiences that stand out from the crowd.

We sit at the intersection of technology and marketing. Our solutions leverage mechanics such as digital vouchering, digital badges and in-app engagement to drive a two-sided business model, where we generate value from third party brands as well as retail customers. It is a continuous circle where customers increase spending and extend tenure in return for perceived high value rewards and experiences, which brands provide in order to access a highly targeted mobile customer base.

Connecting brands and consumers, via a digital platform, positions the mobile operator at the center of commerce, content and communication flows in the connected world. Using our solutions, mobile operators have access to accurate data on customer preferences, behaviour and spending.  While it is critical to ensure customer opt-in for data use, industry research confirms that consumers will allow a trusted mobile operator to use their information in return for highly relevant and attractive incentives.

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

•

Tertio® Service Activation is used by carriers to activate a new subscriber or to add a new service to an existing subscriber. Our solution provides a flexible operating environment for carriers to manage their voice, data, and content service needs for both their traditional and broadband IP networks. It provides a point of flexibility in the carrier’s OSS/ Business Support System (“BSS”) architecture, allowing fast introduction of new network technologies and easing the burden of integration with existing devices and systems. Service providers who use our Tertio solution can better plan, manage and execute the introduction of new services.
•

Number Inventory and Management is a scalable and fully automated solution that enables operators to reliably and efficiently manage their telephone numbers (i.e. eSIMs and eSIM profiles, SIMs, MSISDNs, IMSIs, Integrated Circuit Card Identifiers (“ICCIDs”) as well as other communication identifiers such as Uniform Resource Locators (“URLs”) and email addresses. Our solution focuses on the automation of all number resource management processes, allowing operators to adhere to regulatory requirements and effectively manage the lifecycle of telephone numbers, as well as benefit from time savings and reduced costs.

Customer Analytics and Value Management

Our Customer Analytics and Value Management solutions empower marketing departments to create and deploy highly personalized, location and contextually relevant, interactive customer engagement campaigns. Evolution, launched in 2019, is the next-generation customer engagement software platform from Evolving Systems that is designed specifically to power enterprise-grade loyalty rewards and personalized customer value management (“CVM”) offer and campaign programs using a variety of real-time gamified digital engagement strategies & tactics for telecommunications operators. It can be delivered as a software-as-a-service (“SaaS”) model, cloud-hosted solution or on client premises depending on the requirements of the carrier.

With a modern user interface, Evolution provides CVM, Loyalty and Marketing professionals with the features needed to rapidly configure, schedule, launch, automate execution of, as well as measure the results of, a portfolio of micro-targeted campaign workflows amidst a continuously updating real-time customer profile. Evolution has been optimally architected using latest available open-source technologies for high performance and scalability. It is based on a flexible deployment framework such that it can be integrated into any Business Support Systems environment. It can be set-up to ingest customer data from multiple sources and in a variety of formats, to provision a variety of fulfilment actions using an application programming interface (“API”) or file-based provisioning methods, and it can be connected to multiple available, push & pull, communication and digital display channels.

Compared with many other cross-channel marketing campaign management systems, our solution more accurately targets marketing messages and campaigns that drive incremental revenue more quickly.

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

•

Campaign Workflow & Journey Manager provides predefined templates for specific types of real-time digital marketing tactics, including marketing for data bundles, digital services such as music, video, movies, gaming, entertainment, and mobile money as well as non-digital services including retail offers. The Journey Manager enables visual creation of customer Journeys that marry together programs, campaigns and offers into a variety of business processes such as when and how a customer enters a campaign, registers for a program, or moves through a variety of outbound or inbound campaigns with automated decisioning along a multi-step path initiated by behavioral triggers.

•

Real-time Prediction & Machine Learning Module enables churn, usage and revenue predictions based on historical customer data ingested and stored in the platform, enhanced with third party data where available. The predictions and scoring use tailor-made models built using a combination of specialized software such as SAS/R or SPSS, or by using cloud native machine learning function relying on classifiers, Naïve Bayes models and a set of other Machine Learning (“ML”) algorithms with self-learning functions. These scoring models for stored for each customer segment and each sub-profile in the platform.

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

Our hybrid approach of platform and services that enable customer monetisation and retention with a single platform has been highly effective in securing upgrades and new customers. A key reason for this success is our track record of building innovative and highly differentiated Loyalty & Digital Engagement programs for our clients. Some of the examples of digital engagement concepts we have created include the first digital badges concept in the telecom sector with Orange, the largest and most successful film vouchering programs with Orange, & Everything Everywhere, innovative Recharge & Instant Win mechanics in prepaid markets, and two of the most successful loyalty programs in the tough African market. Over the past 12 months, we have made strong in-roads in the Asia-Pacific Region, having launched a unique coalition loyalty program and multiple gamified engagement initiatives. These concepts were designed with specific mechanics that work within the local market in conjunction with brand partners. They are successful solutions which endure, because of key ingredients such as simple customer journeys, perceived high value rewards and innovative engagement mechanics in conjunction with strategic brand partnerships.

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

•

Coupon, Voucher and Badges Management covers the whole lifecycle of coupons, vouchers and badges as a medium for delivering rewards. The solution manages the interface with partners, the delivery of coupons to subscribers, redemption for digital or physical goods, and settlement between carrier and partner.

•

Product and Supplier Catalogue used to create new third party merchant partner profiles, their products, and voucher/coupon codes that are made available for redemption in promotion offer or loyalty programs.

•	Digital Engagement Engine includes several solution components:

o	Proprietary framework for engagement concept design and partner selection;
o	Flexible business rules to define tiers to earn, burn or transfer credits;
o	Multi-variable definition to calculate loyalty, including spend, tenure, social advocacy, brand engagement and digital maturity;
o	Intelligent predictive analytics engine and segmentation capability;
o	Channel agnostic redemption capability with standard partner APIs to connect into point of sale retail systems and other redemption networks; and,
o	Tier 1 carrier grade data capture and configurable provisioning engine.

Marketing Advisory Services

Evolving Systems has a team of global marketing consultants with an average of 10+ years of experience in customer value management, digital marketing and loyalty, who are responsible for conceptualizing, designing and optimizing our customer engagements. A key differentiator in the market, our team has a deep understanding of marketing concepts can be deployed in conjunction with our proprietary technology. Our team of consultants and analysts use a data-driven approach to deliver measurable results across our programs. We use a five-stage proprietary framework to assist our clients’ marketing departments in growing their customer base and engaging and retaining their valuable customers:

•	Engage: We design engagement plans that map against specific segments based on ‘propensity to participate’ and lifetime value indicators;
•	Interact: We design the push and real-time trigger-based interactions with customers to attract them into the program and keep them engaged;
•	Reward: We define a broad range of trigger events and a variety of engagement mechanics (points, badges, instant wins and vouchers);
•

Redeem: We work with partners to stitch together a redemption network online and offline, so customers have highly relevant, branded rewards (a key source of differentiation and program longevity) from which to choose; and

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

Our teams work closely with customers and integration partners and have established long-term relationships with operators in the Americas, Europe, the Middle East, Africa and Asia-Pacific regions.

PRODUCT DEVELOPMENT

We develop most of our products and services internally in our innovation labs in France, Romania and India. Internal development allows us to maintain competitive advantages that come from product differentiation and closer technical control over our products and services. It also allows us to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We conduct research to identify specific industry and client business needs as well as market requirements and we use that information to determine our investment in product development. We evaluate the market for new products, and we leverage our existing product capabilities with enhancements of existing products. We build investment plans for our principal product areas and we make other investments in tools and product extensions to accelerate the development, implementation and integration process for customer solutions.

We also continue to invest in our Evolution platform. The Evolution platform provides a powerful environment to configure and operate rich customer lifecycle journeys from acquisition to retention through a variety of engagement models, offer and loyalty programs. Primarily designed to address integrated mobile digital engagement needs it can accommodate any type of customer and any type of use case.

The Evolution platform has been the main research and development focus over the past year and will continue as we invest in improving the analytics and predictive capabilities of the platform, expand the scope of the digital engagement mechanics with a broad set of APIs to easily integrate with partner ecosystems of our carrier customers and continue enhancing performance. The product roadmap represents a number of areas highlighted by our clients as well as trends in the market which point towards digital engagement and loyalty as a focus for carriers, as they expand their digital services offerings, identify and retain key customers, and become an enabler for enterprises who want to access their customers.

SALES AND MARKETING

Our sales force is based around the globe and structured to focus on specific geographical territories around the world including the Americas, Europe, Middle East, Africa, the Commonwealth of Independent States (comprised of Russia and other former Soviet Republics), South Asia and Asia Pacific. Our sales activities cover direct sales to enterprise customers as well as sales through partners and resellers. Partners include Ericsson, Gemalto and Idemia who include our products as part of their wider solution offerings and systems integrators such as IBM, Amdocs and Atos, who license our technology to customers as part of their delivery engagements. The resellers include regional or country specific companies that manage our customer relationships in countries where English is not the primary language.

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

Our marketing organization supports our sales activities by identifying markets for our products and establishing an awareness of our offerings in those markets through a combination of direct marketing, web marketing, and when possible participation in shows, conferences, and industry bodies. The marketing organization is responsible for maintaining our web site and creating electronic and print-based sales collateral to support our sales activities and lead generation.

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

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2020,  we did not have a significant customer (defined as contributing at least 10%). For the year ended December 31, 2019, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have 9 patents in the U.S. on elements of our Dynamic SIM Allocation TM (“DSA”) and mobile broadband enablement products and patents pending in other countries on elements of our DSA and other products.

EMPLOYEES

As of December 31, 2020, we employed 277 people including 11 in the United States, 111 in the United Kingdom and European Union,  150 in India and 5 in South Africa. Of our worldwide staff, 78% are involved in product delivery, development, support and professional services, 8% in sales and marketing, and 14% in general administration. The number and mix of our staff has remained stable, however changes may occur in the coming year related to changes in the business and our market strategies. We also engage with multiple contractors in various countries to allow us to service our global clients.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline, and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Approximately 46% of our revenue is transacted in currencies other than the U.S. dollar (e.g. British Pound Sterling, Swiss Franc and Euro). As a result, when the U.S. dollar strengthens, our revenue, when converted to U.S. dollars, is reduced. At the same time, approximately 68% of our operating expenses are incurred overseas. The strengthening dollar, conversely, lowers expenses outside of the U.S. Although this has provided some defense against currency fluctuations for our bottom-line results, we may not be able to maintain this ratio of revenue to expense in the future. In addition, we may not be able to repatriate cash without incurring substantial risks involving floating currency exchange rates, or to recover or apply withholding taxes remitted to foreign governments.

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

We have completed a number of acquisitions in support of our strategy based on recurring managed services. Acquisitions present many risks and we cannot guarantee that we will realize the financial and strategic goals that were contemplated at the time of a transaction.

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

If our software products contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

Complex software developments such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenue, lost customers, slower growth or a delay in market acceptance.

Since our customers use our products for critical business applications, such as online video, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

Risks Related to Intellectual Property

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality agreements with our employees, licensees, independent contractors, advisers and customers. These agreements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. To the extent that our employees and others with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending all current and future patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position with respect to our research programs and products. Elements of our products, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside collaborators, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside collaborators, these agreements typically include invention assignment obligations. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Moreover, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

Risks Related to Information Technology and our Computer Systems

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

Unauthorized disclosure of data, unauthorized access to our service and misuse of our service could adversely affect our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.

Techniques used to obtain unauthorized access or use or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

We use a data center and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve some of our customers from a data center facility and cloud computing services facilities, such as AWS. While we control the actual computer and storage systems upon which our software runs, and deploy them to the data center facilities, we do not control the operation or availability of these facilities.

The owners of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at these facilities or any errors, defects, disruptions or other performance problems at or related to these facilities that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, security breaches, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Risks Related to Employees

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

We are highly dependent on the services of our key personnel.

We are highly dependent on the services of our key personnel, Matthew Stecker, who serves as our Chief Executive Officer and Mark Szynkowski, Vice President of Finance and Principal Accounting Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

Risks Related to Political and Regulatory

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

As of December 31, 2020, of our $2.8 million cash balance,  $0.3 million is on deposit in the U.S., the U.S. dollar equivalents of $1.3 million is on deposit in the U.K. and Europe, $0.8 million is on deposit in India,  $0.4 million is on deposit in Nigeria and less than $0.1 million is on deposit in South Africa. Should we choose to transfer cash out of our bank accounts in India and Nigeria, we may be required to pay the local tax authorities a withholding tax ranging from 10% to 20% of the amount transferred. Local regulations may take longer to execute than transfers from our U.S., U.K. and European bank accounts and the withholding tax we pay may not be refundable. The longer execution times and the withholding taxes means we may be subject to delays in executing our operations and our available cash is reduced by the withholding taxes.

We are subject to certain U.S. and certain foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively Trade Laws, prohibit, among other things, companies and their employees, agents, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research and/or to obtain necessary permits, licenses, patent registrations, and other approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Accounting Policy

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

Impairments of the carrying value of other indefinite-lived intangible assets may negatively affect our consolidated operating results in the future.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our business and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then value of intangible assets might become impaired. As intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Additionally, recently impaired intangible assets can also be more susceptible to future impairment as they are recorded on the balance sheet at their recently estimated fair values. Impairment of the carrying value of other indefinite-lived intangible assets in the future could negatively affect our operating results or net worth.

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

Risks Related to Ownership of our Common Stock

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

All of the factors discussed in this section, as well as general economic and market conditions unrelated to the performance of our company or industry, could affect our stock price. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

General Risk Factors

A pandemic, epidemic, or outbreak of infectious disease such as the current coronavirus (COVID-19) pandemic could have an adverse effect on our business, operating results or financial condition.

Our business could be adversely impacted by the effects of a pandemic, epidemic, or outbreak of an infectious disease, such as the recent and ongoing COVID-19 outbreak in various parts of the world in which we operate, which has been declared a global pandemic by the World Health Organization. This outbreak could adversely impact our operations, the operations of our customers and the global economy. Disruptions to our business include restrictions on our ability to travel and distribute our products, suspension or government-mandated shutdown of operations by us or our customers, or the delay of projects in impacted areas. Travel restrictions or operational problems where we or our customers operate may cause a reduction in the demand for our services. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

The COVID-19 Pandemic may have an adverse effect on our business.

The ongoing COVID-19 pandemic crisis has caused several instances where meetings and other interactions relevant to our business progress have been postponed or delayed. Our customers are wireless carriers who have, in many instances, limited the accessibility of their campuses to external personnel. In addition, government-mandated stay-at-home orders issued in many of the jurisdictions where we or our customers do business, prevent us from conducting in-person meetings with customers while those orders are in effect. At the time of this filing, this sporadic lack of access has resulted in only slight delays that are not quantitatively detrimental to operating results. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

We face risks associated with doing business through local partners.

In some countries, because of local customs and regulations or for language reasons, we do business through local partners who resell our products and services, with or without value-added services. This can cause delays in closing contracts because of the increased complexity of having another party involved in negotiations. In addition, where the local partner provides additional software, hardware and/or services to the end-user, our products and services may only be a small portion of the total solution. As a result, conditions surrounding acceptance and payments owed to us may be impacted by factors that are out of our control. Resellers may also delay paying us even when they have been paid by the end-user. We have in the past experienced delays in closing contracts through partners and collecting from resellers and this situation may arise again in the future, negatively impacting our cash flows. Doing business through local partners may also increase our risks under anti-bribery regulations, as discussed above in “Our international operations subject us to potential liability under anti-corruption laws and regulations” below.

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

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and The Nasdaq Capital Market to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a risk management program or processes or procedures for identifying and addressing risks to our business in other areas.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

TEM 2.     PROPERTIES

As of December 31, 2020, we leased office facilities around the world totaling approximately 32,000 square feet, including approximately 400 square feet for our corporate headquarters in Englewood, Colorado. We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

We lease office space at various locations which are shown below.

	Square	Lease
Location	Footage	Expiration
Englewood, Colorado	400	05/31/21
New York, New York	391	01/31/21
London, England	376	09/30/21
Bangalore, India	12,429	08/18/23
Kolkata, India	5,638	07/31/26
Johannesburg, South Africa	130	09/30/21
Kuala Lumpur, Malaysia	1,042	07/31/23
Grenoble, France	3,767	03/21/21
Cluj-Napoca, Romania	7,793	12/31/22
Madrid, Spain	215	month-to-month

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Supreme Court of New Jersey against us. He is seeking $3.5 million for incentive compensation he claims he earned during his tenure as Evolving’s CEO, severance payments and benefits that he would have been contractually entitled to receive had he been terminated without cause, as well as additional damages in relation to his termination. The Company has engaged legal counsel through its insurance carrier and has begun discovery. The Company intends to defend this matter rigorously and the ultimate outcome is not estimable or determinable at this time, although substantially all of the relief sought would be covered by insurance, if successful.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOL.”

Holders of Record

As of March 15, 2021, there were approximately 85 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not recently declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

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

OVERVIEW

Evolving Systems Inc. is a supplier of real-time digital engagement solutions and services. We drive growth in customer acquisition and activation, extend customer lifetime and increase customer value and revenue through analytics and loyalty programs in the converging mobile, entertainment, financial and retail services eco-system. Our platforms, together with our team of experienced industry experts, help service providers increase their customer lifetime value (“CLV”) over the course the customer lifecycle.

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

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development.  We continually work with existing and new clients exploring new ways of using our products and services to enhance their business.  On-going travel restrictions has caused the business to interact with clients in new ways and reduced certain costs. The long-term effects on how we conduct business in the future is still undetermined but the company continues to evolve to meet client needs.

RECENT DEVELOPMENTS

We reported a net income of $0.6 million and a net loss of $9.7 million for the years ended December 31, 2020 and 2019, respectively.

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

For the Years
Ended December 31,
2020 vs. 2019
Changes in:
Revenue	$186
Costs of revenue and operating expenses	156
Income from operations	$30

The net effect of our foreign currency exchange rate changes for the year ended December 31, 2020 was a $0.2 million increase in revenue and a $0.2 million increase in operating expenses versus the year ended December 31, 2019 was due to a stronger US dollar on average during the year 2020.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format:

	For the Years Ended December 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
REVENUE
License fees	$745	$1,245	$(500)	(40%)
Services	25,607	24,505	1,102	4%
Total revenue	26,352	25,750	602	2%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	8,837	8,685	152	2%
Sales and marketing	6,000	7,459	(1,459)	(20%)
General and administrative	5,052	5,091	(39)	(1%)
Product development	4,327	4,594	(267)	(6%)
Depreciation	216	190	26	14%
Amortization	940	938	2	—
Goodwill impairment loss	—	6,687	(6,687)	(100%)
Total costs of revenue and operating expenses	25,372	33,644	(8,272)	(25%)

Income (loss) from operations	980	(7,894)	8,874	112%

Other income (expense)
Interest income	5	15	(10)	(67%)
Interest expense	(70)	(314)	244	78%
Other income	186	56	130	232%
Foreign currency exchange income (loss)	370	(455)	825	181%
Other income (expense), net	491	(698)	1,189	170%

Income (loss) from operations before income taxes	1,471	(8,592)	10,063	117%
Income tax expense	828	1,103	(275)	(25%)
Net income (loss)	$643	$(9,695)	$10,338	107%

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2020	2019
REVENUE
License fees	3%	5%
Services	97%	95%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	34%	34%
Sales and marketing	23%	29%
General and administrative	19%	20%
Product development	16%	18%
Depreciation	1%	1%
Amortization	4%	4%
Goodwill impairment loss	—	26%
Total costs of revenue and operating expenses	97%	132%

Income (loss) from operations	3%	(32%)

Other income (expense)
Interest income	—	—
Interest expense	—	(1%)
Other income	1%	—
Foreign currency exchange income (loss)	1%	(2%)
Other income (expense), net	2%	(3%)

Income (loss) from operations before income taxes	5%	(35%)

Income tax expense	3%	4%

Net income (loss)	2%	(39%)

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

License Fees

License fees revenue decreased 40%, or $0.5 million to $0.7 million for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019.  This change is primarily related to lower number of incremental licenses sold to a customer in the current year and the Company’s continued transition to a managed service model with more reliable recurring revenue.

Services

Services revenue increased 4%, or $1.1 million, to $25.6 million for the year ended December 31, 2020 from $24.5 million for the year ended December 31, 2019.  The increase is related to upgrades and new project revenues of $2.8 million and increase in hours worked on existing clients of $1.0 million partially offset by a reduction of orders from existing clients of $2.7 million.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization increased by $0.1 million, or 2%, to $8.8 million for the year ended December 31, 2020 from $8.7 million for the year ended December 31, 2019.  The increase was primarily related to increase in internal staff costs of $1.1 million as we increased delivery staff and work performed on internal projects, partially offset by a  decrease in third party consultant costs of $ 0.6 million as these were converted to internal staff or terminated. Also, a decrease in travel costs of $0.4 million due to travel restrictions caused by the global pandemic.  As a percentage of revenue, cost of revenue, excluding depreciation and amortization was 34% for each of the years ended December 31, 2020 and 2019.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased 20%, or $1.5 million, to $6.0 million for the year ended December 31, 2020 from $7.5 million for the year ended December 31, 2019.  The decrease is related to the reduction of $0.6 million in lower travel and entertainment costs, a reduction of $0.4 million in incentive compensation costs that included revision to the incentive compensation structure, a reduction in resource costs assigned to sales and marketing activities of $0.3 million and $0.2 million reduction in marketing efforts due to travel restrictions during the global pandemic. As a percentage of total revenue, sales and marketing expenses for the year ended December 31, 2020 decreased to 23% from 29% for the year ended December 31, 2019.  The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the aforementioned reduction in costs as proportioned to the lower revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses remained consistent with the prior year at $5.1 million for the years ended December 31, 2020 and December 31, 2019, a decrease of 1% or less than $0.1 million. As a percentage of total revenue, general and administrative expenses decreased to 19% for the year ended December 31, 2020 from 20% for the year ended December 31, 2019. The decrease in general and administrative expenses as a percentage of revenue is primarily due to the aforementioned lower costs.

Product Development

Product development expenses consist primarily of labor-related costs. Product development expenses decreased 6%, or $0.3 million, to $4.3 million for the year ended December 31, 2020 from $4.6 million for the year ended December 31, 2019. The decrease is related to a net decrease in resource costs of $0.1 million related to a staff reduction offset by product development hours worked by internal staff assigned to product development projects, the reduction in travel costs of $0.1 million due to the staff departures and change in the allocation of hardware and software maintenance costs reduced costs by $0.1 million. As a percentage of total revenue, product development expenses  decreased to 16% for the year ended December 31, 2020 from 18% for the year ended December 31, 2019.  The decrease in product development expenses as a percentage of revenue is primarily due to the aforementioned reduced costs.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was $0.2 million for each of the years ended December 31, 2020 and 2019. As a percentage of revenue, depreciation expense was 1% for each of the years ended December 31, 2020 and 2019.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense remained stable at $0.9 million for the years ended December 31, 2020 and 2019. As a percentage of revenue, amortization expense was 4% for each of the years ended December 31, 2020 and 2019.

Goodwill Impairment Loss

No goodwill impairment was recorded for the year ended December 31, 2020. A goodwill impairment loss  was recorded as a result of goodwill impairment analysis conducted since our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. Based on the results of that analysis, the Company recorded a $6.7 million write-off of the remaining goodwill in the fiscal year ended December 31, 2019.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for the year ended December 31, 2020 decreased 78%, or $0.2 million, to less than $0.1 million as compared to $0.3 million for the year ended December 31, 2019.  The decrease was due to the one loan payable reaching maturity at the end of the prior year and the second loan reaching maturity at the end of the current year. The decrease in interest expense as a percentage of revenue is primarily due to the aforementioned lower costs.

Other Income

For the year ended December 31, 2020, we had $0.2 million in other income, net, primarily related to research and development grants in the UK. This was an increase of $0.1 million in other income from year ended December 31, 2019 which consisted of mostly of the net proceeds from settlement of insurance claim after legal fees regarding coverage on the dispute settled with a former SSM contractor. Foreign currency exchange income resulting from transactions denominated in a currency other than the functional currency of the respective subsidiary increased 181%, or $0.8 million, to $0.4 million in income for the year ended December 31, 2020 compared to a $0.5 million loss for the year ended December 31, 2019  that was generated primarily through the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Income Tax Expense

We recorded net income tax expense of $0.8 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The net expense for the year ended December 31, 2020 consisted of current tax expense of $0.9 million related to $0.2 million in the US, $0.3 million income tax expense incurred by our Indian based operations, $0.2 million income tax expense from one UK subsidiary, and $0.8 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit offset by Research and Development credits from our U.K. based operations of $0.3 million. Also offset by the AMT refund of $0.4 million. Deferred tax benefit of $0.1 million related to US tax Company’s utilization of foreign tax credits and $0.3 million deferred tax benefit from losses incurred by our other UK and European subsidiaries, partially offset by tax refund of AMT credits of $0.4 million. The net expense during the year ended December 31, 2019 consisted of current tax expense of $0.8 million primarily related to $0.3 million income tax expense incurred by our Indian based operations and $1.3 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit offset by Research and Development credits from our U.K. based operations of $0.5 million.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, and 2019,  we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

FINANCIAL CONDITION

Our working capital position increased 45%, or $1.7 million to $5.5 million at December 31, 2020 from $3.8 million at December 31, 2019.  The increase in working capital is related to the increase in unbilled work in progress and the reduction in the short term portion of term loan, partially offset by the collection of customer accounts receivable of tax refunds as well as an increase to accounts payable and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations as well as debt and equity transactions. At December 31, 2020, our principal sources of liquidity were $2.8 million in cash and cash equivalents and $5.7 million in contract receivables, net of allowances. We provide software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, the expansion of our customer base internationally, and term loan payments. Other uses of cash may include capital expenditures and technology expansion.

During 2017, in connection with the acquisition of the Lumata entities, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). We used the full amount of the Lumata Facility to fund the acquisition of the Lumata companies. The Lumata Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

On July 1, 2020, we entered into the Amendment and Waiver Letter (“Second Amendment”) to the Lumata Facility. The purpose of the Second Amendment is to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The Second Amendment adjusted the loan amortization to be paid in full on December 31, 2020 and fixed the interest rate at 5% on the remaining principal. The Company also made an advance payment of $44,000 on June 1, 2020. The last payment of principal and interest was made January 11, 2021.

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

Both the Lumata Facility and the Term Loan (collectively, “Loans”) included negative covenants that place restrictions on the Company’s ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; make cash distributions to our stockholders in excess of specified limits; and change the nature of our business materially.  Financial covenants previously included in the credit facilities were ultimately replaced by a minimum consolidated cash balance of no less than the $1.5 million and a quarterly consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West bank in the amendments.

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

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $1.4 million and $1.1 million, respectively. Cash provided by operating activities for the year ended December 31, 2020 was primarily due to the net income inclusive of noncash charges of $2.1 million, a decrease in contract receivable of $1.3 million, and a decrease of $0.7 million income tax receivable as refunds were collected. These were partially offset by the increase in unbilled work-in-progress of $2.1 million, a $0.2 million increase in prepaid and other assets, and decrease in unearned revenue of $0.4 million.

The cash provided by operating activities for the year ended December 31, 2019 was primarily due to a net loss of $9.7 million offset by non-cash goodwill impairment loss of $6.7 million, amortization and depreciation expense of $1.1 million, an unrealized foreign currency gain of $0.5 million,  $0.4 million related to the amortization of operating leases - right of use assets and stock compensation of $0.3 million along with the decrease in unbilled revenue of $1.8 million, a decrease in accounts receivable of $0.9 million and offset by an increase in prepaid and other current assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $0.7 million.

Net cash used in investing activities was $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. Cash used in investing activities for the years ended December 31, 2020 and 2019, was due to the purchase of computer equipment and software, respectively.

Net cash used in financing activities was $1.1 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively. The cash used in 2020 financing activities was for principal payments on our Loans offset by the proceeds received with the Paycheck Protection Program. The cash used in 2019 financing activities was for principal payments on our Loans.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months as of the date this Form 10-K is filed. In making this assessment, we considered the following:

•Our cash and cash equivalents balance at December 31, 2020 of $2.8 million;

•Our working capital balance of $5.5 million; and

•Our ability to historically generate positive operating cash flows.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the years ended December 31, 2020 and 2019, the effect of exchange rate changes resulted in a $0.4 million decrease and a $0.1 million decrease to consolidated cash, respectively. We do not currently hedge our foreign currency exposure, but we closely monitor the rate changes and may hedge our exposures in the future.

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

Intangible Assets

Amortizable intangible assets consist primarily of purchased software and licenses, customer relationships, trademarks and tradenames, non-competition and purchased software acquired in conjunction with our purchase of Telespree Communications (“Evolving Systems Labs”), Evolving Systems NC, Inc., EVOL BLS and the Lumata Entities. These assets are amortized using the straight-line method over their estimated lives. We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable.

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

iv. Managed Services

We recognize revenue from our managed services contracts primarily over the service contract period generally as a single performance obligation. On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract or other services that would be separate performance obligations. Revenue for this type of managed service performance obligation is recognized using the input method of accounting, as previously described.

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

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totals $17.9 million. The Company expects approximately 62% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 38% recognized thereafter.

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

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evolving Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolving Systems, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition:

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  The Company’s product and service offerings are customized to meet specific customer needs.  The Company offers customers the ability to acquire software products, either on premise or through cloud-based hosted arrangements, and services.  There is significant judgment exercised by the Company in determining revenue recognition which includes:

•

Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services that are sold with cloud-based or managed services.

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, contract modifications, combining contracts).
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services.

•	Estimating the extent of progress towards project completion of the performance obligation (e.g. estimate of hours to complete)

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

Our principal audit procedures related to the Company's revenue recognition for customer agreements included the following:

•	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection.
o	Tested management's identification and treatment of contract terms.
o

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

o	We evaluated the reasonableness of management’s determination of the performance obligations included in the contract, and the selected method of measuring of progress for over time recognition.
o	We evaluated the reasonableness of management's conclusions of stand-alone selling prices for products and services.
o

For those performance obligations that use an input measure of progress based upon labor hours, we tested a selection of actual labor hours incurred and evaluated management’s estimates of remaining hours to complete the performance obligation.  Further, we compared management’s previous estimates to actual results.  For those performance obligations that were completed in the period, we validated the completion through applicable supporting documentation.

o	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

Income Taxes:

As discussed in Note 5 to the consolidated financial statements, the Company recognizes current and deferred income taxes in the United States and foreign jurisdictions.  The Company has implemented transfer pricing plans that significantly impact the amount of taxes incurred in certain jurisdictions.  The Company’s deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, foreign tax credits, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted taxable income and expected timing of when temporary differences will reverse.

We identified the accounting for income taxes as a critical audit matter due to the audit effort relating to the following:

•	The subjectivity involved in evaluating the recoverability of the deferred tax assets.
•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of the transfer pricing plans.
•	Complexity in the application of relevant tax regulations

Our principal audit procedures related to the Company's accounting for income taxes included the following:

•	We evaluated management's significant accounting policies related to accounting for income taxes for reasonableness.
•

We evaluated management's significant methods to estimate forecasts in certain jurisdictions for reasonableness to demonstrate the ability to realize the deferred tax assets.  We also compared the Company’s previous forecasts to actual results.

•

We involved our firm’s U.S. tax professionals, with specialized skills and knowledge, and engaged a component auditor firm in the United Kingdom, with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations.

•	We involved subject-matter-experts within the firm, who assisted in assessing the conclusions reached in the Company’s transfer pricing studies and plans.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

March 17, 2021

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,763	$3,076
Contract receivables, net of allowance for doubtful accounts of $780 and $710
at December 31, 2020 and 2019, respectively	5,681	6,732
Unbilled work-in-progress	3,365	1,105
Prepaid and other current assets	1,828	1,594
Income taxes receivable	270	953
Total current assets	13,907	13,460
Property and equipment, net	532	482
Amortizable intangible assets, net	2,769	3,665
Operating leases - right of use assets, net	915	1,205
Deferred income taxes	953	1,000
Total assets	$19,076	$19,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loans - current portion	$142	$1,577
Accounts payable and accrued liabilities	4,305	3,827
Lease obligations — operating leases	294	321
Unearned revenue	3,713	3,971
Total current liabilities	8,454	9,696
Long-term liabilities:
Term loans, net of current portion	319	122
Lease obligations - operating leases, net of current portion	613	876
Total liabilities	9,386	10,694

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares
issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized;
12,374,798 shares issued and 12,195,909 outstanding as of December 31, 2020 and
12,342,723 shares issued and 12,163,834 outstanding as of December 31, 2019	12	12
Additional paid-in capital	99,776	99,555
Treasury stock, 178,889 shares as of December 31, 2020 and 2019, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,345)	(10,053)
Accumulated deficit	(78,500)	(79,143)
Total stockholders' equity	9,690	9,118
Total liabilities and stockholders' equity	$19,076	$19,812

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019
REVENUE
License fees	$745	$1,245
Services	25,607	24,505
Total revenue	26,352	25,750

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	8,837	8,685
Sales and marketing	6,000	7,459
General and administrative	5,052	5,091
Product development	4,327	4,594
Depreciation	216	190
Amortization	940	938
Goodwill impairment loss	–	6,687
Total costs of revenue and operating expenses	25,372	33,644

Income (loss) from operations	980	(7,894)

Other income (expense)
Interest income	5	15
Interest expense	(70)	(314)
Other income	186	56
Foreign currency exchange income (loss)	370	(455)
Other income (expense), net	491	(698)

Income (loss) from operations before income taxes	1,471	(8,592)
Income tax expense	828	1,103
Net income (loss)	$643	$(9,695)

Basic earnings (loss) per common share	$0.05	$(0.80)

Diluted earnings (loss) per common share	$0.05	$(0.80)

Weighted average basic shares outstanding	12,187	12,157
Weighted average diluted shares outstanding	12,271	12,157

v

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2020	2019
Net income (loss)	$643	$(9,695)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(292)	62

Comprehensive income (loss)	$351	$(9,633)

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2019	12,126,708	$12	$99,224	$(1,253)	$(10,115)	$(69,448)	$18,420
Restricted stock vested	37,126	—	—	—	—	—	—
Stock-based compensation expense	—	—	331	—	—	—	331
Net loss	—	—	—	—	—	(9,695)	(9,695)
Foreign currency translation income	—	—	—	—	62	—	62
Balance at December 31, 2019	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	32,075	—	—	—	—	—	—
Stock-based compensation expense	—	—	221	—	—	—	221
Net income	—	—	—	—	—	643	643
Foreign currency translation loss	—	—	—	—	(292)	—	(292)
Balance at December 31, 2020	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$643	$(9,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	216	190
Amortization of intangible assets	940	938
Amortization of debt issuance costs	6	6
Amortization of operating leases — right of use assets	272	414
Stock-based compensation expense	221	331
Foreign currency transaction (income) loss, net	(77)	455
Bad debt expense, net of recoveries	(92)	100
Provision for deferred income taxes	(56)	330
Goodwill impairment loss	—	6,687
Change in operating assets and liabilities:
Contract receivables	1,286	858
Unbilled work-in-progress	(2,095)	1,839
Prepaid and other assets	(195)	(231)
Accounts payable and accrued liabilities	337	(700)
Income taxes receivable	683	12
Unearned revenue	(391)	(49)
Lease obligations — operating leases	(270)	(406)
Net cash provided by operating activities	1,428	1,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(268)	(383)
Proceeds on sale of property and equipment	2	—
Net cash used in investing activities	(266)	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,370)	(4,243)
Proceeds from loan	319	—
Net cash used in financing activities	(1,051)	(4,243)

Effect of exchange rate changes on cash and cash equivalents	(424)	(109)

Net decrease in cash and cash equivalents	(313)	(3,656)
Cash and cash equivalents at beginning of period	3,076	6,732
Cash and cash equivalents at end of period	$2,763	$3,076

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$66	$327
Income taxes paid, net of refunds	$(269)	$995
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$41	$1,609

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

Acquisitions of BLS Limited (“EVOL BLS”), four Lumata Holdings subsidiaries, Lumata France SAS, Lumata Spain S.L., Lumata UK Ltd and Lumata Deutschland GmbH (collectively, “Lumata Entities”) in 2017, along with the acquisition of RateIntegration d/b/a Sixth Sense Media (“SSM”) in 2015, expanded our footprint in the digital marketing space. Each of these acquisitions had their own platform which we still maintain today. Through the extensive work of our product development team, we have launched the Evolution platform featuring the best of these legacy platforms on cutting edge technology. Evolution is used to operate the most innovative large-scale loyalty programs, as well as providing unique mechanics enabling gamification, optimization and personalization across a variety of channels. It enables our clients to engage with their customers at all stage of their lifecycle, providing interactive dialogue and smart recommendations through all available traditional and digital channels. The platform seamlessly integrates within the service provider’s IT infrastructure, either on-premise or on a private cloud. It can be operated or managed as a service depending on the market needs.

As a supplier of real-time digital engagement solutions and services, we drive growth in customer acquisition and activation, extend customer lifetime and increase customer value and revenue in the converging mobile, entertainment, financial and retail services eco-system. Our platforms, together with our team of experienced industry experts, help service providers increase their customer lifetime value (“CLV”) over the course the customer lifecycle.

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day-to-day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. We continually work with existing and new clients exploring new ways of using our products and services to enhance their business. On-going travel restrictions has caused the business to interact with clients in new ways and reduced certain costs. The long-term effects on how we conduct business in the future is still undetermined but we continue to evolve to meet client needs.

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future term loan payments, working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. In making this assessment, we considered our $2.8 million in cash and cash equivalents and our $5.5 million in working capital at December 31, 2020, along with our ability to generate positive cash flows from operations for the years ended December 31, 2020 and 2019.

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

We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable.

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

iv. Managed Services

We recognize revenue from our managed services contracts primarily over the service contract period generally as a single performance obligation. On occasion, our managed services contracts will contain a specified number of hours to work over the term of the contract or other services that would be separate performance obligations. Revenue for this type of managed service performance obligation is recognized using the input method of accounting, as previously described.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2020	2019
Primary geographical markets
United Kingdom	$5,212	$5,039
Other	21,140	20,711
	$26,352	$25,750

Major products/service lines
Licensing fees	$745	$1,245
Customer support, including warranty support fees	7,896	9,070
Services	8,241	7,211
Managed services	9,470	8,224
Total services	25,607	24,505
	$26,352	$25,750

Timing of revenue recognition
Products transferred at a point in time	$439	$480
Products and services transferred over time	25,913	25,270
	$26,352	$25,750

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Assets
Contract receivables, net	$5,681	$6,732
Unbilled work-in-progress, net	$3,365	$1,105
Liabilities
Unearned revenue	$3,713	$3,971

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.2 million at December 31, 2020 and $0.2 million at December 31, 2019.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years and are included in sales and marketing. During the years ended December 31, 2020 and 2019, the amount of amortization was  $0.2 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the years ended December 31, 2020 and 2019, we recognized revenue of $3.4 million and $3.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totaled $17.9 million. The Company expects approximately 62% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 38% recognized thereafter.

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

The following table reflects the activity in the allowance for doubtful accounts (in thousands):

					Effects of
				Write-Offs	Foreign
		Balance at	Bad Debt	Charged	Currency	Balance at
Fiscal		Beginning	Expense/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2020	Allowance for doubtful accounts	$710	$96	$(11)	$(15)	$780
2019	Allowance for doubtful accounts	$771	$(76)	$19	$(4)	$710

The following table reflects the activity in the allowance for unbilled work-in-progress (in thousands):

			Unbilled		Effects of
			Work-in-	Write-Offs	Foreign
		Balance at	Progress	Charged	Currency	Balance at
Fiscal		Beginning	Allowance/	to	Exchange	End of
Year	Description	of Period	(Recovery)	Allowance	Rates	Period
2020	Allowance for unbilled work-in-progress	$—	$—	$—	$—	$—
2019	Allowance for unbilled work-in-progress	$552	$106	$(643)	$(15)	$—

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

Comprehensive Income (Loss) — Comprehensive loss consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under US GAAP are recorded as an element of stockholders’ equity but are excluded from net  income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of contract receivables and unbilled work-in-progress. We perform on-going evaluations of customers’ financial condition and, generally, require no collateral from customers.

A portion of our revenue is from a limited number of customers, all in the telecommunications industry.

For the year ended December 31, 2020, we did not have a significant customer (defined as contributing at least 10%). For the year ended December 31, 2019, one significant customer accounted for 11% of revenue from operations. This customer is a large telecommunications operator in Europe.

As of December 31, 2020, no customers accounted for 10% of contract receivables and unbilled work-in-progress. As of December 31, 2019, one customer accounted 12% of contract receivables and unbilled work-in-progress, respectively.

We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Our cash and cash equivalents not under any FDIC program were $2.3 million and $2.7 million as of December 31, 2020 and 2019, respectively.

Sales, Use and Other Value Added Tax — Applicable revenue-based state, use and other value added taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. Advertising costs totaled approximately $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Capitalization of Internal Software Development Costs — We expend amounts on product development, particularly for new products and/or for enhancements of existing products. For internal development of software products that are to be licensed by us, we expense the cost of developing software prior to establishing technological feasibility and those costs are capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. The determination of whether internal software development costs are subject to capitalization is, by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software costs must be assessed for impairment if facts and circumstances warrant such a review. We did not capitalize any internal software development costs during the years ended December 31, 2020 and 2019. In addition, we did not have any capitalized internal software development costs included in our December 31, 2020 and 2019 Consolidated Balance Sheets. We believe that during these periods no material internal software development costs were required to be capitalized. Our conclusion is primarily based on the fact that the feature−rich, pre−integrated, and highly−scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high degree of development risk. Substantially all of our internal software development efforts are of this nature, and therefore, we believe the period between achieving technological feasibility and the general release of the software to operations is so short that any costs incurred during this period are not material.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU did not have a material impact on our consolidated financial statements.

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

NOTE 2 — INTANGIBLE ASSETS AND GOODWILL

We amortized identifiable intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2020, and 2019, identifiable intangibles were as follows (in thousands):

	December 31, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,932		$(1,907)		$1,025	4.7 yrs.
Trademarks and tradenames	311		(272)		39	0.7 yrs.
Non-competition	40		(40)		–	0.0 yrs.
Customer relationships	4,396		(2,691)		1,705	5.7 yrs.
	$7,679	(1)	$(4,910)	(1)	$2,769	3.8 yrs.

	December 31, 2019
	Gross Amount		Accumulated Amortization		Net Carrying Amount	Weighted-Average Amortization Period
Purchased software	$2,903		$(1,508)		$1,395	5.7 yrs.
Trademarks and tradenames	307		(247)		60	1.7 yrs.
Non-competition	39		(39)		–	0.0 yrs.
Customer relationships	4,346		(2,136)		2,210	6.7 yrs.
	$7,595	(1)	$(3,930)	(1)	$3,665	4.8 yrs.

(1)         Includes functional currency adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.9 million for each of the years ended December 31, 2020 and 2019, respectively. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	$941
2022	754
2023	375
2024	172
2025	93
Thereafter	434
$2,769

Due to a sustained decline in the market capitalization of our common stock during the second quarter of 2019, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $6.7 million recorded in the consolidated financial statements for the year ended December 31, 2019.

Changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

Total
Goodwill
Balance at January 1, 2019	$6,738
Goodwill impairment loss	(6,687)
Effects of changes in foreign currency exchange rates (1)	(51)
Balance at December 31, 2019	$–
Goodwill impairment loss	–
Balance at December 31, 2020	$–

(1) Represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable and accrued liabilities:
Accounts payable	$878	$889
Accrued compensation and related expenses	2,180	1,755
Accrued liabilities	1,247	1,183
	$4,305	$3,827

NOTE 4 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility requires the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. As of December 31, 2019, the U.S.A. Prime Rate was 4.75%. At December 31, 2019 the interest rate was 6.25%. We used the full amount of the Lumata Facility to fund the acquisition of the Lumata companies. The Lumata Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

Financial covenants previously included in the credit facilities were amended and replaced by a minimum consolidated cash balance of no less than the total bank debt outstanding and a minimum trailing three month consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments.

On July 1, 2020, we entered into the Amendment and Waiver Letter (“Second Amendment”) to the Lumata Facility. The purpose of the Second Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. Financial covenants previously included in the amended credit facilities had been replaced by a monthly minimum consolidated cash balance of no less than $1.5 million and a fiscal quarter consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Second Amendment adjusted the loan amortization accelerating the final payment date and fixed the interest rate at 5% on the remaining principal. The remaining terms and conditions of the Lumata Facility unchanged. Monthly payments were $0.1 million, and the last payment was transacted on January 11, 2021.The Company also made an advance payment of $44,000 on June 1, 2020.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until the Small Business Association remits the loan forgiveness amount to the lender, however if the borrower does not apply for forgiveness the deferral shall be 10 months after the end of the loan forgiveness covered period. The Company used the proceeds for purposes consistent with the PPP, Company wages. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. Any such portion not forgiven can be prepaid in whole or part without penalty. We have recorded the PPP loan as a long term loan payable on our Consolidated Balance Sheets and will reduce the balance at the time loan is forgiven or we begin to make payments. This loan is due in one payment of principal of any unforgiven amount up to the full amount of $0.3 million, and accrued interest at maturity date in April of 2022.

NOTE 5 − INCOME TAXES

We recorded net income tax expense of $0.8 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The net expense for the year ended December 31, 2020 consisted of current tax expense of $0.9 million related to $0.2 million in the US, $0.3 million income tax expense incurred by our Indian based operations, $0.2 million income tax expense from one UK subsidiary, and $0.8 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit offset by Research and Development credits from our U.K. based operations of $0.3 million. Also offset by the AMT refund of $0.4 million. Deferred tax benefit of $0.1 million related to US Company’s utilization of foreign tax credits and $0.3 million deferred tax benefit from losses incurred by our other UK and European subsidiaries, partially offset by tax refund of AMT credits of $0.4 million. The net benefit during the year ended December 31, 2019 consisted of current tax expense of $0.8 million related to $0.3 million income tax expense incurred by our Indian based operations and $1.3 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit due to the current year losses offset by Research and Development credits from our U.K. based operations of $0.5 million. Also offset by the AMT refund of $0.4 million. Deferred tax expense of $0.4 million related to US tax refund of AMT credits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. The CARES Act did not have a material impact on the results reported for the year ended December 31, 2020.

Global Intangible Low-taxed Income

We recognize the tax on global intangible low-taxed income (“GILTI”) as a period cost in the period the tax is incurred.  Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. The GILTI inclusion was $0.3 million for the year ended December 31, 2020. There was  no GILTI inclusion for the year ended December 31, 2019.

Transfer pricing adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018 and update each year subsequently, the Company finalized a transfer pricing plan with Evolving Systems and its subsidiaries. This transfer pricing plan determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the transfer pricing plan and the adjustments necessary to reflect the increase in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $4.6 million and $4.3 million and a corresponding decrease in foreign income before income tax expense for the ended December 31, 2020 and 2019, respectively.

The pre-tax income (loss) on which the provision for income taxes was computed is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019

Domestic	$574	$(290)
Foreign	897	(8,302)
Total	$1,471	$(8,592)

The expense (benefit) from continuing operations for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2020	2019

Current:
Federal	$(162)	$(365)
Foreign	1,039	1,110
State	7	28
Total Current	884	773
Deferred:
Federal	197	385
Foreign	(253)	(55)
Total Deferred	(56)	330
Total	$828	$1,103

As of December 31, 2020, and 2019 we had no Federal NOL carryforwards remaining. As of December 31, 2020, we had state NOLs of approximately $25.8 million. The state NOL carryforwards expire at various times beginning in 2021 and ending in 2037. As of December 31, 2020, and 2019, we had foreign NOLs representing deferred tax assets of $6.8 million and $5.9 million, respectively. The certain foreign NOL carryforwards expire at various times beginning in 2021 and ending in 2037, while others will carryforward indefinitely.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws. The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries. The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income (“Foreign Tax Credit” or “FTC”). An election to either claim a deduction or FTC on such foreign income taxes can be made each tax year, independent from elections made in other years. An FTC reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax. As the election to claim the FTC or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or FTC on an annual basis. We had approximately $4.7 million of FTC deferred tax assets to carryforward into 2021 and subsequent years. As of December 31, 2020, our FTC deferred tax asset balance was approximately $0.5 million, net of its valuation allowance.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Foreign tax credits carryforwards	$4,671	$4,650
Net operating loss carryforwards - Foreign	6,767	5,911
Net operating loss carryforwards - State	942	753
AMT credits	—	385
Stock compensation	290	552
Depreciable assets	73	54
Accrued liabilities and reserves	161	127
Total deferred tax assets	12,904	12,432

Deferred tax liabilities:
Intangibles	(51)	(180)
Accrued liabilities and reserves	(166)	(170)
Total deferred tax liability	(217)	(350)

Net deferred tax assets, before valuation allowance	12,687	12,082
Valuation allowance	(11,734)	(11,082)
Net deferred tax asset	$953	$1,000

In conjunction with the acquisition of Evolving Systems Labs in October 2013, we recorded certain identifiable intangible assets. We established a deferred tax asset of $0.1 million at the acquisition date for the expected difference between what would be expensed for financial reporting purposes and what would be deductible for income tax purposes. In September 2015, we established a deferred tax liability of $1.8 million as a result of the acquisition of Evolving Systems NC. In September 2017, we established a deferred tax liability of $0.4 million as a result of the acquisition of the Lumata Entities. There was a net deferred tax liability of $0.2 million as of December 31, 2020 and 2019, respectively. This net deferred tax liability will be recognized as the identifiable intangibles are amortized.

We maintain a valuation allowance on the domestic net deferred tax assets other than $0.5 million in FTC, and $0.6 million of foreign net deferred tax assets, offset by deferred tax liabilities of $0.2 million. We have determined it is more likely than not that we will not realize our domestic net deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards, Foreign Tax Credits and, other foreign deferred tax assets. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The expense for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2020 and 2019, respectively, to loss before income tax expense as follows (in thousands):

	For the Years Ended December 31,
	2020	2019

U.S. federal income tax expense at statutory rates	$309	$(1,804)
State income tax expense, net of federal impact	7	28
Foreign rate differential	(39)	244
Federal Refund	—	(26)
Change in valuation allowance	505	468
Research and development credits	(322)	(537)
Foreign taxes withholdings	762	1,216
Goodwill impairment loss	—	1,404
Permanent differences and other, net	(394)	110
Total tax expense	$828	$1,103

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2020, and 2019,  we had no liability for unrecognized tax benefits this evaluation includes our tax positions including current and previous transfer pricing plans. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months. Interest and penalties related to income tax liabilities are included as a component of income tax expense in the accompanying statements of operations.

We had no material net excess tax benefits from employee stock plan awards for the years ended December 31, 2020 and 2019, which would be reflected as income tax expense or benefit in the statement of operations.

We conduct business globally and, as a result, Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, namely the U.K., France, and India. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2015.

NOTE 6 − STOCKHOLDERS’ EQUITY

Common Stock Dividends

There were no accrued dividends as of December 31, 2020 and 2019.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our term loan facility or any other credit facility then in effect.

Treasury Stock

As of December 31, 2020, and 2019, we held 178,889 shares of our common stock that we purchased prior to the expiration of our stock purchase program on December 31, 2014.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2020, and 2019, no shares of preferred stock were outstanding.

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

NOTE 7 — STOCK-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for stock-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 and $0.3 million for the years ended December 31, 2020 and 2019, respectively, of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans.

The following table summarizes stock-based compensation expenses recorded in the statement of operations (in thousands):

	For the Years Ended December 31,
	2020	2019
Cost of revenue, excluding depreciation and amortization	$47	$42
Sales and marketing	24	23
General and administrative	155	239
Product development	(5)	27
Total share-based compensation	$221	$331

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1.0 million shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.25 million. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.5 million. In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2.0 million. Awards permitted under the 2007 Stock Plan included: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vested over four years for employees and one year for directors and, with respect to stock option grants, expired no more than ten years from the date of grant. At December 31, 2020 and 2019, there were no shares available for grant under the 2007 Stock Plan. At December 31, 2020 and 2019,  0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2007 Stock Plan, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 0.25 million shares reserved for issuance. In June 2018, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 0.85 million Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At December 31, 2020 and 2019,  0.2 million and 0.3 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively. At December 31, 2020 and 2019, there were approximately 0.5 million and 0.4 million shares available for grant under the 2016 Stock Plan, respectively.

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2019	349
Less restricted stock vested	(37)
Less restricted stock forfeited/expired	(153)
Unvested restricted stock at December 31, 2019	159
Less restricted stock vested	(32)
Less restricted stock forfeited/expired	(64)
Unvested restricted stock at December 31, 2020	63

No grants were made during the year ending December 31, 2020 and 2019.  During the years ended December 31, 2020 and 2019, approximately 0.03 million and 0.04 million shares of restricted stock vested, respectively. There were forfeitures of approximately 0.06 million shares and approximately 0.15 million shares of restricted stock during the years ended December 31, 2020 and 2019, respectively.

The fair market value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members. Stock-based compensation expense includes $0.2 million for each of the years ended December 31, 2020 and 2019, respectively for restricted stock.

Of the restrictions on the stock awards granted during the periods ended March 31, 2017 and June 30, 2017, 20%  was released in January 2018, and 10% annually beginning on the one-year anniversary of their offering thereafter for four years. The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. Of the restrictions on the stock awards granted during the third quarter, the fourth quarter and the period ended December 31, 2017, respectively, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three-year period. For the years ended December 31, 2020 and 2019, we did not attain the annual performance goals.

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2020 and 2019:

			Weighted-
			Average
		Weighted-	Remaining		Aggregate
	Number of	Average	Contractual		Intrinsic
	Shares	Exercise	Term		Value
	(in thousands)	Price	(Years)		(in thousands)
Options outstanding at January 1, 2019	591	$5.75	7.39		$–
Less options forfeited/cancelled	(138)	5.61
Less options expired	(15)	8.94
Options outstanding at December 31, 2019	438	$5.69	6.51		$–
Less options forfeited/cancelled	(92)	5.29
Less options expired	(3)	2.86
Options outstanding at December 31, 2020	343	$5.82	5.62	$	~~–~~

Options exercisable at December 31, 2020	293	$6.04	5.40	$	~~–~~

The following is a summary of stock options outstanding under the plans as of December 31, 2020:

Stock Options Outstanding					Stock Options Exercisable

			Weighted Avg.
			Remaining
Range of			Contractual Life	Weighted Avg.		Weighted Avg.
Exercise Prices		Number of Shares	(years)	Exercise Price	Number of Shares	Exercise Price
$2.25	$4.31	12,857	3.61	$3.39	12,857	$3.39
$4.32	$4.55	150,000	6.84	$4.50	112,500	$4.50
$4.56	$4.94	50,000	6.92	$4.60	37,500	$4.60
$4.95	$8.41	60,551	4.09	$6.08	60,551	$6.08
$8.42	$10.90	69,600	3.75	$9.75	69,600	$9.75

As of December 31, 2020, there were approximately $0.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 0.5 years.

There were no exercises for the years ended December 31, 2020, and 2019.  The total fair value of stock awards vested was $0.3 million during the years ended December 31, 2020 and 2019,  respectively.

There was no cash received from stock option exercises for the years ended December 31, 2020 and 2019. There were no net settlement exercises during the years ended December 31, 2020 and 2019.

We have issued less than 0.1 million shares of stock related to the vesting of restricted stock awards since the balance sheet date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 0.55 million shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 0.01 million shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2020, there were less than 0.1 million shares available for purchase. For the years ended December 31, 2020 and 2019, we recorded compensation expense of $0.0 million associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

We did not receive any cash from our employee stock purchase plan for the years ended December 31, 2020 and 2019. We did not issue any shares related to the ESPP for the years ended December 31, 2020 and 2019.

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

During each of 2020 and 2019, we recorded a consolidated expense of $0.4 million under the aforementioned plans.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. The Company’s liability was $0.4 million and $0.2 million as of December 31, 2020 and 2019, respectively.

NOTE 9 — EARNINGS  (LOSS) PER SHARE

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

	For the Years Ended December 31,
	2020	2019
Basic earnings (loss) per common share:
Net income (loss)	$643	$(9,695)
Basic weighted average shares outstanding	12,187	12,157
Basic earnings (loss) per common share:	$0.05	$(0.80)

Diluted earnings (loss) per common share:
Net income (loss)	$643	$(9,695)
Weighted average shares outstanding	12,187	12,157
Effect of dilutive securities - options and restricted stock	84	—
Diluted weighted average shares outstanding	12,271	12,157
Diluted earnings (loss) per common share:	$0.05	$(0.80)

Weighted average options to purchase approximately 0.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2020, and 2019, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to seven years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, London, England, Bangalore and Kolkata India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Grenoble, France, Cluj-Napoca, Romania and Madrid, Spain. The Company entered into one new lease in Kuala Lumpur, Malaysia that contributed less than $0.1 million to our right-of-use asset/operating lease liability in the year ended December 31, 2020.  Our lease for the Kolkata facility provided us with the option to terminate the lease in August 2020. We did not exercise our termination option and have included costs through the July 2026 lease end date, since this was the plan from the onset there has been no change to the right of use assets. Total rent expense consisted of operating lease expense of $0.4 million and short-term lease expense of $0.2 million for the year ended December 31, 2020.  Total rent expense consisted of operating lease expense of $0.5 million and short-term lease expense of $0.2 million for the year ended December 31, 2019. There was no sublease rental income for the years ended December 31, 2020 and 2019. We paid $0.4 million and $0.5 million against Lease obligations — operating leases in the years ended December 31, 2020 and 2019, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	As of	As of
	December 31, 2020	December 31, 2019
Other Long-term assets - right of use assets	$915	$1,205

Lease obligations — operating leases	$294	$321
Lease obligations — operating leases, net of current portion	613	876
Total lease liability	$907	$1,197

Weighted average remaining operating lease term (in years)	3.6	4.4
Weighted average discount rate	6.50%	6.75%

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
2021	$334
2022	307
2023	170
2024	71
2025	71
Thereafter	42
Total future minimum lease payments	995
Present value Adjustment	88
Total	$907

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities for these agreements as of December 31, 2020 and 2019.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. We did not record any liabilities for these agreements as of December 31, 2020 and 2019.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of December 31, 2020 and 2019.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of December 31, 2020 and 2019.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Supreme Court of New Jersey against us.  He is seeking $3.5 million for incentive compensation he claims he earned during his tenure as Evolving’s CEO, severance payments and benefits that he would have been contractually entitled to receive had he been terminated without cause, as well as additional damages in relation to his termination.  The Company has engaged legal counsel through its insurance carrier and has begun discovery. The Company intends to defend this matter rigorously and the ultimate outcome is not estimable or determinable at this time, although substantially all of the relief sought would be covered by insurance, if successful.

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

NOTE 11 — GEOGRAPHICAL INFORMATION

We are headquartered in Englewood, a suburb of Denver, Colorado. We use customer locations as the basis for attributing revenue to individual countries. We provide products and services on a global basis through our U.K.-based subsidiaries. Additionally, personnel in Cluj -Napoca, Romania; Grenoble, France; and Bangalore and Kolkata, India; provide software development services and support to our global operations. Financial information relating to U.S. based companies and by international geographic region exceeding the threshold (defined as contributing at least 10%) of revenue from operations is as follows (in thousands):

	December 31, 2020	December 31, 2019
Long-lived assets, net
United States	$1,352	$2,063
United Kingdom	1,578	1,727
Other	1,286	1,562
	$4,216	$5,352

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including our Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of December 31, 2020.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in internal control over financial reporting. During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2020 and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2020 and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2020 and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2020 and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc.  2020 Proxy Statement, anticipated to be filed within 120 days of December 31, 2020, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statements Schedules.

All schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

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

3.1	Restated Certificate of Incorporation, as filed as an exhibit to the Registrant’s registration statement on Form S-1 filed on January 9, 1998 and incorporated herein by reference.
3.2	Certificate of Designation for the Series B Convertible Preferred Stock, as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 10, 2004 and incorporated herein by reference.
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
4.1

Evolving Systems, Inc. Amended and Restated 2007 Stock Incentive Plan, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015 and incorporated herein by reference.

4.2†

Specimen stock certificate representing shares of Common Stock as filed as an exhibit to the Registrant’s registration statement on Form S-1 filed on January 9, 1998 and incorporated herein by reference.

4.3

Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as filed as an exhibit to the Registrant’s annual report on Form 10-K filed on March 30, 2020 and incorporated herein by reference.

10.1*

Form of Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.

10.2*	Employee Stock Purchase Plan, as filed as an exhibit to the Registrant’s registration statement on Form S-1 filed on January 9, 1998 and incorporated herein by reference.
10.3	Fifth Amendment to Office Building Lease Agreement, as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.4	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
10.5

Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.6

Third Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 30, 2015 and incorporated herein by reference.

10.7

Fourth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 10, 2015 and incorporated herein by reference.

10.8

Fifth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 3, 2016 and incorporated herein by reference.

10.9

Sixth Amendment to Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 9, 2019 and incorporated herein by reference.

10.10

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

10.11*

Evolving Systems, Inc. 2016 Stock Incentive Plan, as amended, as filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 26, 2018 and incorporated herein by reference.

10.12

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

10.13

Debenture entered into by and among Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.14

Subordination Deed entered into by and among Evolving Systems, Inc., Evolving Systems Holdings Limited, the Original Guarantors and East West Bank, dated August 16, 2017, as filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on August 22, 2017 and incorporated herein by reference.

10.15*

Employment Agreement dated December 4, 2017, entered into between Evolving Systems, Inc. and Mark P. Szynkowski, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2017 and incorporated herein by reference.

10.16	East West Bank Fixed Coverage Charge Waiver Letter dated, as filed as Exhibit 10.32 to the Registrant’s Form 10-K filed on April 4, 2019 and incorporated herein by reference.
10.17*	Employment Agreement entered into between Evolving Systems, Inc. and Matthew Stecker, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 23, 2019 and incorporated herein by reference.
10.18*

Amendment to Employment Agreement entered into between Evolving Systems, Inc. and Matthew Stecker, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 22, 2020 and incorporated herein by reference.

10.19

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

14.1	Code of Business Conduct, filed herewith.
21.1	Subsidiaries of the Registrant, as filed as an exhibit to the Registrant’s annual report on Form 10-K filed on March 30, 2020 and incorporated herein by reference.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-8 (filed herewith).
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial information from the annual report on Form 10-K of Evolving Systems, Inc. for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019 (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (vi) Notes to the Consolidated Financial Statements.

__________________________

*Identifies each management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

22
By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	March 17, 2021
	Matthew Stecker	(Principal Executive Officer)

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

2
Signature		Title	Date

By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	March 17, 2021
	Matthew Stecker	(Principal Executive Officer)

By:	/s/ MARK P. SZYNKOWSKI	Senior Vice President of Finance	March 17, 2021
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:	/s/ DAVID J. NICOL	Director	March 17, 2021
David J. Nicol

By:	/s/ DAVID S. OROS	Director	March 17, 2021
David S. Oros

By:	/s/ JULIAN D. SINGER	Director	March 17, 2021
Julian D. Singer