Form 10-K/A
period 2020-12-31
EVOLVING SYSTEMS INC
filed 2021-04-08
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Evolving Systems, Inc. (“we,” “us,” “our,” the “Company,” or “Evolving Systems”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2021 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.  In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, the Company is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The board of directors, or Board, elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Current position

Matthew Stecker	52	Chief Executive Officer, President and Director
Mark P. Szynkowski	53	Senior Vice President of Finance and Secretary
David J. Nicol	75	Director
David S. Oros	61	Director
Julian D. Singer	37	Director

The following information with respect to the principal occupation or employment of each officer or director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person’s business experience during the past five years, as well as the specific experiences, qualifications, attributes and skills that have led the Board to determine that such Board members should serve on our Board, has been furnished to the Company by the respective officer or director:

Matthew Stecker

Matthew Stecker, 52, joined our Board in March 2016, was named Chairman of the Board in August 2016, Executive Chairman in April 2018 and President and Chief Executive Officer on July 16, 2018. He became a full-time employee of the Company in July 2019. He served as a Senior Policy Advisor to the United States Department of Commerce from 2014 to 2017. In that capacity, Mr. Stecker was part of the senior team that launched FirstNet. Mr. Stecker currently serves on the board of Live Microsystems, Inc. (OTC:LMSC). He also serves on the Board of Directors of SeaChange International, Inc. (NASDAQ:SEAC). He previously served on the boards of MRV Communications from April 2013 to June 2016 and HealthWarehouse.com Inc. from December 2010 to August 2013, where he also served on the compensation committee. From January to November 2014, Mr. Stecker served as the Vice President of Mobile Entertainment for RealNetworks (NASDAQ:RNWK). From November 2009 to December 2013, he served as CEO of Live MicroSystems, Inc., and from April 2005 to November 2009, he was a senior executive in both Telecom Operations and Strategy at Cartesian, Inc. (NASDAQ:CRTN). He received his BA in Political Science and Computer Science from Duke University, and his JD from the University of North Carolina at Chapel Hill School of Law.

Mr. Stecker brings to Evolving Systems over twenty years of experience as a public company executive in the telecommunications and wireless industries, which are highly relevant to the Company’s business and will assist the Company in developing, executing and evaluating business strategies and industry partnerships.

Mark P. Szynkowski

Mark P. Szynkowski, 53, joined the Company as Senior Vice President of Finance on December 4, 2017. He brings with him over twenty years of finance and accounting experience, an extensive background in mergers and acquisitions, budgeting and forecasting, and a broad knowledge of the software technology industry. Previously, from December 2014 to November 2017, he served as Chief Financial Officer of 6D Global Technologies, Inc., a digital marketing technology company where he was responsible for overseeing financial operations including SEC filings, SOX compliance and reporting. Earlier in his career, Mr. Szynkowski served in a variety of financial positions with Epiq Systems, a global technology, software-as-a-service (“SaaS”) and professional services provider to the legal industry. Over nearly 10 years at Epiq, Mr. Szynkowski held senior positions including Vice President of Finance, Electronic Discovery Segment; Corporate Controller; and Subsidiary Controller. Prior to that, he served as Controller for Tradeware Global LLC, Vice President of Finance and Operations for Integro Staffing Services and was a Senior Auditor with Ernst & Young.  Mr. Szynkowski has a B.A. in Accounting from Alfred University and was a member of the American Institute of Certified Public Accountants (AICPA) and the National Accounting Association.

David J. Nicol

David J. Nicol, 75, became a member of the Board in March 2004. Since February 2018, Mr. Nicol has served on the board of CCUR Holdings, Inc. (OTCQB: CCUR), where he is a member of the Nominating/Governance Committee, and serves as Chair of the Audit Committee and the Compensation Committee. In July 2019, he was appointed a member of the board of Nanoveu Limited (NVU), listed on the Australian Stock Exchange (ASX). Mr. Nicol also serves as an independent board member of a privately-held provider of facilities management SaaS services.

A member of the National Association of Corporate Directors (since 2004) and Financial Executives International (since August 2015), he has served on the faculty in the Finance Department and as Executive-in-Residence at the Bloch School of Management at UMKC. From February 2012 through March 2014, Mr. Nicol was President/COO of Strongwatch Corporation, a security innovation company since acquired.  In prior assignments, Mr. Nicol held senior-level executive positions with both public companies (Verisign, Illuminet, and Sprint/United Telecom), as well as early-stage, private companies:  Solutionary (IT network security), Sipera (VOIP security), ITN (network signaling), International Micronet (LAN/WAN systems) and iLAN (LAN systems & consulting). Beyond P&L responsibilities, his leadership roles have included strategic planning, business development, acquisitions, business planning, operations planning, product management, product development/support, financial planning, and fund raising/IR.

With his years of executive experience at Sprint/United Telecom, ITN, Illuminet, Verisign and Solutionary, Mr. Nicol brings to the Board senior-level, functionally broad management ability, with deep experience in telecom, IT services and technology, both domestic and international. Complimenting his appointment to the Finance faculty at the UMKC Bloch School, his experience as CFO at Solutionary gives him an in‑depth understanding of financial strategy and operations. Mr. Nicol is able to draw upon, among other things, his knowledge of raising capital and investor communications, having served as a member of the roadshow team that took Illuminet public (NASDAQ), as well as having raised significant debt and equity funding for Solutionary and several other early-stage companies. In addition, Mr. Nicol has a Ph.D. in corporate finance and has taught corporate finance at the MBA level at the Weatherhead School of Management of Case Western Reserve University and elsewhere.

David S. Oros

David S. Oros, 61, joined our Board in March 2008. Since March 2013, he has been a founding partner of Gamma 3 LLC, a Baltimore, Maryland based investment initiative focused on acquiring, building and incubating advanced technical intellectual property and providing early stage funding to advanced technology companies. Over the last ten years, Mr. Oros has started over eight companies primarily in the technology field.  He is currently the Chairman and founder of Terbium Labs, an information security company that runs Matchlight, a data intelligence system. From June 2006 to February 2013, Mr. Oros was the managing partner of Global Domain Partners, LLC, a managed futures company that uses advanced optimization modeling as a predictive tool for worldwide markets, currencies and commodities. From 2006 to 2010, Mr. Oros served as Chairman of the board of NexCen Brands, Inc., a leading vertically integrated brand acquisition and management firm focused on brand management. From 1996 until June 2006, Mr. Oros was the Chairman of the board and CEO of Aether Systems, Inc., a leading provider of wireless and mobile data solutions for the transportation, fleet management and public safety industries. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. Prior to that, from 1982 until 1992, Mr. Oros was at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland and holds a U.S. patent for a multi-function radar system. Mr. Oros currently serves on the Board of Visitors for the University of Maryland Baltimore County and the Board of Directors for Health Care for the Homeless.

Mr. Oros has had front line exposure to many of the issues facing public companies, particularly on operational, financial and corporate governance matters, from his former role as Managing Partner of Global Domain Partners and previously having served as Chairman of NexCen Brands, CEO of Aether Systems, President of NexGen Technologies, LLC and President of the Wireless Data Group of Westinghouse Electric. With his knowledge of the complex issues facing global companies and his understanding of what makes businesses work effectively and efficiently, Mr. Oros is a skilled advisor. His formal education and his experience in directing large research and development programs while at Westinghouse Electric also provides him with the background and expertise to assist the Board with technology-related issues.

Julian D. Singer

Julian D. Singer, 37, became a member of the Board in January 2015.  Prior to that, he served as a nonvoting observer to the Board from July 2014 until December 2014.  Since May 2013, Mr. Singer has been engaged as an independent investment advisor. Prior to that, from April 2006 through June 2011, Mr. Singer served as an assistant trader and an analyst with York Capital Management where he evaluated potential mergers and acquisitions.  Mr. Singer currently serves on the Board of Directors of Live MicroSystems, Inc. (OTC:LMSC), which sold its operating assets in 2013. Mr. Singer also serves on the Board of Directors of SeaChange International, Inc. (NASDAQ:SEAC), and is the Chairman of the Nominating and Corporate Governance committee. Mr. Singer has a B.S. in Finance from Lehigh University and an M.B.A. from the NYU Stern School of Business.

Mr. Singer has a background in finance and investing in various industries, including software and telecommunications, as well as mergers and acquisitions.  Drawing from his experience in these areas, Mr. Singer provides valuable strategic and financing advice to the Company’s management and the Board.

INFORMATION REGARDING THE BOARD AND ITS COMMITTEES

Board Independence

The Board has determined that (i) Matthew Stecker has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) David J. Nicol,  David S. Oros and Julian D. Singer are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Board Leadership Structure

Our Board believes it is important to retain flexibility in allocating the responsibilities of the CEO and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Accordingly, we do not have a strict policy on whether these roles should be served independently or jointly. Currently, we have an Executive Chairman of the Board with Mr. Stecker serving in that role as well as the CEO.

We do not have a separate lead independent director.

Information Regarding Stockholder Communication with the Board of Directors

Stockholders may contact an individual director, the Board as a group, or a specified Board committee or group, including the non-employee directors as a group, at the following address:  Corporate Secretary, Evolving Systems, Inc., 9800 Pyramid Court, Suite 400, Englewood, CO 80112, Attn:  Board of Directors. Our Secretary will process communications before forwarding them to the addressee. Directors generally will not be forwarded stockholder communications that are primarily commercial in nature, relate to improper or irrelevant topics, or request general information about the Company.

The Board’s Role in Risk Oversight

Our Board and its committees work closely with management to provide oversight, review, and counsel related to long-term strategy, risks and opportunities, and feedback from shareholders. The Board looks to its committees to provide expertise in their areas of focus. The Company’s Compensation Committee provides information about risks relating to the Company’s compensation plans and arrangements. The Audit Committee assists with oversight of financial risks, and the Nominating and Governance Committee focuses on risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks, the full Board regularly receives information through committee reports and from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, technical and strategic risks.

Meetings and Committees of the Board of Directors

Our business, property and affairs are managed under the direction of our Board and its committees. Our Board provides management oversight, helps guide the Company on strategic planning, approves the Company’s operating budgets and meets regularly in executive sessions. Members of our Board are kept informed of our business through discussions with our Chief Executive Officer and other officers and employees, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its committees.

Our Board holds regularly scheduled quarterly meetings. In addition to the quarterly meetings, there may be other regularly scheduled and/or special meetings each year. At least twice a year, time is set aside for the independent directors to meet without management present. Our Board met formally four times in 2020 in addition to informal conference calls throughout the year. In fiscal year 2020, each director attended at least 75% of all Board meetings held during such director’s tenure on the Board.

The Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Below is a table that provides membership and meeting information for each of the Board committees as of December 31, 2020. In fiscal year 2020, each committee member attended at least 75% of the meetings of each applicable committee.

Name	Audit	Compensation	Nominating & Governance
Mr. Nicol	X*	X*
Mr. Oros	X	X	X*
Mr. Singer	X	X	X
Mr. Stecker
Total meetings in fiscal year 2020.....	4	**	**

* Denotes Committee Chair as of December 31, 2020

** The Committee members met informally several times during the year, following which they acted formally through unanimous consent resolutions.

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee assists the Board in its oversight of the integrity of the Company’s accounting, auditing, and reporting practices. The Audit Committee meets with our independent registered public accounting firm at least annually to review the results of the annual audit and discuss the financial statements. The Committee also meets with our independent registered public accounting firm quarterly to discuss the results of the accountants’ quarterly reviews as well as quarterly results and quarterly earnings releases; recommends to the Board the registered public accounting firm to be retained; and receives and considers the accountants’ comments as to internal controls and procedures in connection with audit and financial controls. The Audit Committee reviews all financial reports prior to filing with the Securities and Exchange Commission, or SEC, and reviews all financial press releases prior to release. The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the Audit Committee’s Charter, a copy of which is posted on the Company’s website, www.evolving.com, under “Investor Relations — Corporate Governance.” The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

The Audit Committee currently consists of Messrs. Nicol (chair), Oros and Singer.  The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  In addition, the Board has determined that Mr. Nicol is an “audit committee financial expert” as defined by the rules of the SEC.  The Board made a qualitative assessment of Mr. Nicol’s level of knowledge and experience based on a number of factors, including his formal education, prior experience, business acumen and independence.

Report of  the Audit Committee*

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2020 with our management. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed under the applicable requirements of the Public Company Accounting Oversight Board, or PCAOB, and SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

David J. Nicol, Chairman

David S. Oros

Julian D. Singer

* The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The primary responsibilities of the Compensation Committee are to review and recommend to the Board the compensation of our executive officers, to review and recommend an incentive compensation plan, approve grants of stock awards to employees and consultants under our stock incentive plan and otherwise determine compensation levels and perform such other functions regarding compensation as the Board may delegate. The Compensation Committee currently consists of Messrs. Nicol (chair), Oros and Singer.  Our Board has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements.

The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our chief executive officer, or CEO. The Compensation Committee annually analyzes our CEO’s performance and determines his base salary and incentive compensation and stock awards, based on its assessment of his performance and other considerations described in the Compensation Discussion and Analysis. For other executive officers, the Compensation Committee meets separately with our CEO. Our CEO annually reviews our executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salary, payments to be made under our incentive compensation plan and equity incentive awards for all executive officers, excluding himself. Based in part on these recommendations from our CEO and other considerations described below under Item 11. Executive Compensation, the Compensation Committee approves the annual compensation package of our other executive officers.

The specific responsibilities and functions of the Compensation Committee are discussed in the Compensation Committee Charter, which is posted on our website, www.evolving.com, under “Investor Relations — Corporate Governance.”    The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Nominating and Governance Committee

The primary responsibilities of the Nominating and Governance Committee are to monitor corporate governance matters, to determine the slate of director nominees for election to the Company’s Board of Directors, to identify and recommend candidates to fill vacancies occurring on the Board of Directors, and to assist the Board with assessing the independence of the members of our Board of Directors.

Criteria and Diversity

In filling vacancies that occur on the Board, and nominating candidates for election, the Nominating and Governance Committee takes into account certain minimum qualifications and qualities that the Nominating and Governance Committee believes are necessary for one or more of the Company’s directors to possess. These qualifications and qualities are as follows:

•Experience with businesses and other organizations comparable to the Company. For example, experience in the telecommunications industry, doing business internationally and/or experience in a software development company is desirable;

•Experience in reviewing, and the ability to understand, financial statements;

•Experience in investor relations and the operational and corporate governance aspects of running a public company;

•Experience working with or overseeing management and establishing effective compensation strategies to align management with Company objectives and stockholder financial returns;

•The candidate’s independence from conflict or direct economic relationship with the Company;

•The candidate’s contacts within the telecommunications industry, and/or within the finance and investment banking industry;

•Experience with mergers and acquisitions;

•The ability of the candidate to attend Board and committee meetings regularly (either in person or by telephone) and devote an appropriate amount of effort in preparation for those meetings; and

•A reputation, strength of character and business judgment befitting a director of a publicly held company.

Candidates for the Board should have some, but not necessarily all, of the above-described criteria. Although the Company has no formal policy regarding diversity, the Committee seeks diversity in the broadest sense, with the goal of having a Board composed of a broad diversity of experience, professions, skills, geographic representation, backgrounds and culture. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best contribute to the success of the business and represent stockholder interests using its diversity of experience and sound business judgment. Nominees or potential nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

The process used by the Nominating and Governance Committee for identifying and evaluating nominees for directors is as follows:

•Nomination of an existing Board member whose term is expiring. Each year prior to preparation of the proxy statement for the annual meeting, the Nominating and Governance Committee meets to determine whether current Board members desire to remain on the Board and, if so, whether each individual should be recommended for nomination. The Committee evaluates whether each individual continues to meet the then current qualifications and qualities established by the Committee for Board membership, as well as the contributions made by the individual during his or her tenure on the Board. The Committee, among other things, takes into consideration the individual’s attendance at Board and committee meetings and his or her participation in, and preparation for, such meetings. In the event the Committee determines that it is in the Company’s best interest to nominate an existing Board member for re-election, the Committee will adopt a formal recommendation for consideration and adoption by the full Board of Directors, which, if adopted by the Board of Directors, will be contained in the proxy statement.

•Consideration of candidates proposed by stockholders. The Nominating and Governance Committee will consider candidates for the Board proposed by stockholders. Stockholders wishing to nominate a candidate for consideration by the Committee may do so by writing to the Company’s Secretary and providing the candidate’s name, biographical data and qualifications. The Committee will consider the candidate for nomination in the same manner as described below, “Consideration of new candidates for the Board.” A stockholder proposal for inclusion in the proxy statement (and received in accordance with the procedures described in our Bylaws and our previous year’s proxy statement) will be included in the proxy statement in accordance with SEC regulations.

•Consideration of new candidates for the Board. The Nominating and Governance Committee will consider new candidates for the Board to fill vacancies that occur on the Board or to expand the size of the Board. Recommendations for candidates may be submitted to the Committee through the Company’s Secretary. The Secretary will forward names and qualifications of proposed candidates to the Committee members. The Committee will review the materials to determine whether the candidate appears to meet the qualifications and qualities established by the Committee for Board membership. If the candidate appears to be qualified, the Committee will conduct an interview of the candidate and the candidate may be asked to interview with management as well as other members of the Board. The Committee may recommend a candidate for membership on the Board, subject to final approval of a majority of the Board of Directors, and the results of a background investigation and reference check of the candidate.

The specific responsibilities and functions of the Nominating and Governance Committee are set forth in the Nominating Committee Charter. The Committee’s charter is posted on our website, www.evolving.com, under “Investor Relations — Corporate Governance.”  The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

The current members of the Nominating and Governance Committee are Messrs. Oros (chair) and Singer.  Both members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards).

Statement on Corporate Governance

We regularly monitor developments in the area of corporate governance by reviewing federal laws affecting corporate governance, as well as rules adopted by the SEC and NASDAQ. In response to those developments, we review our processes and procedures and implement corporate governance practices which we believe are in the best interests of the Company and its stockholders. Among other things, we have established a Disclosure Committee, comprised of executives and senior managers who are actively involved in the disclosure process, to specify, coordinate and oversee the review procedures that we use each quarter, including at fiscal year‑end, to prepare our periodic SEC reports.

The Board has approved a set of corporate governance guidelines to promote the functioning of the Board and its Committees and to set forth a common set of expectations as to how the Board should perform its functions. Our Corporate Governance Guidelines are posted on the Company’s website under “Investor Relations — Corporate Governance.” On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.

The Board has also approved a Code of Business Conduct and a Code of Ethics for Finance Employees (collectively, the “Codes”), posted on our website, www.evolving.com, under “Investor Relations — Corporate Governance.”  The information on our website is not incorporated by reference into this Annual Report on Form 10-K.  We require all employees and directors to adhere to the Code of Business Conduct in discharging their Company-related activities and our finance employees to also comply with the Code of Ethics for Finance Employees. Employees and directors are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Codes. We intend to disclose on our website, or on a Current Report on Form 8‑K, any amendments to or waivers of the Codes applicable to those of our senior officers to whom the Codes apply within four business days following the date of such amendment or waiver. Our Audit Committee has established a confidential hotline and procedures to receive, retain and treat complaints we receive regarding ethics, accounting and internal accounting controls of auditing matters, and to allow for the confidential, anonymous submission by our employees of concerns regarding ethics, accounting or auditing matters.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2020, which consisted of our principal executive officer, one other most highly compensated executive officer and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the year, were:

•	Matthew Stecker, our Chief Executive Officer; and

•	Mark P. Szynkowski, our Sr. Vice President of Finance and Secretary.

2020 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2020 and December 31, 2019.

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Stock Awards ($) (1)	(e) Option Awards ($) (2)	(f) Non-Equity Incentive Plan Compensation ($) (3)	(g) All Other Compensation ($) (4)(5)	(h) Total ($)

Matthew Stecker
Chief Executive Officer	2020	$300,000	$—	$—	$45,000	$—	$345,000
	2019	$295,000	$—	$—	$45,000	$60,000	$400,000
Mark P. Szynkowski
Sr. Vice President of Finance and Secretary	2020	$185,000	$—	$—	$15,000	$—	$200,000
	2019	$185,000	$—	$—	$—	$27,500	$212,500

(1)  The amounts in column (d) reflect the grant date fair value of restricted stock awards granted under the Company’s Amended 2016 Stock Incentive Plan during the fiscal year noted, computed in accordance with FASB ASC Topic 718. For further information on these awards, see Note 7, “Stock-Based Compensation” of our consolidated financial statements included in Form 10‑K for the year ended December 31, 2020, filed with the SEC on March 17, 2021.

(2)  The amounts in column (e) reflect the grant date fair value of stock options granted in the associated fiscal year pursuant to the Company’s Amended 2016 Stock Incentive Plan, computed in accordance with FASB ASC Topic 718. For further information on these awards, see the Grants of Plan-Based Awards table below and Note 7, “Stock-Based Compensation” of our consolidated financial statements included in Form 10‑K for the year ended December 31, 2020, filed with the SEC on March 17, 2021.

(3)  The amounts shown in column (f) represent incentive compensation earned for 2020 and 2019, some of which was paid in the subsequent calendar year. In 2020, the Company attained the average attainment of over 100% on the performance metrics and above 95% of both metrics, therefore making the CEO eligible for the minimum 15% of base salary to be paid as incentive compensation. The Principal Accounting Officer was paid $15,000 based on performance metric attainment. Based on mutual agreement between the CEO and the Board, an amount was agreed upon and paid as a $45,000 bonus.

(4)  Column (g) reflects amounts paid for each named executive officer as follows. Mr. Stecker received $10,000 in 2019 related to serving on the Board. Excluded from these amounts are premiums paid by the Company for group life and medical insurance also available to non-executive employees.

(5)  The Compensation Committee approved a discretionary bonus for the Executives of the Company related to their efforts to support the on-going transformation of the business to provide enhanced and new products as well as the integration of the acquired companies. In 2019 $50,000 was awarded to Mr. Stecker and $27,500 was awarded to Mr. Szynkowski.

Named Executive Officer and former Named Executive Officers	Year	Retirement Plan Matching Contributions	Unused Paid Time Off	Other Payments

Matthew Stecker	2020	$10,350	$—	$—
	2019	$—	$—	$—

Mark P. Szynkowski	2020	$5,850	$—	$—
	2019	$5,550	$—	$—

Executive Compensation Objectives and Practices

We designed our executive officer compensation program to attract, motivate and retain key executives who drive our success. We strive to have pay reflect our performance and align with the interests of long‑term stockholders, which we achieve with compensation that:

•Provides executives with competitive compensation that maintains a balance between cash and stock compensation, encouraging our executive officers to act as owners with an equity stake in our company;

•Ties a significant portion of total compensation to achievement of the Company’s business goals such as quarterly and annual earnings targets before interest, taxes, depreciation, amortization, impairment, stock compensation and gain/loss on foreign exchange transactions — what we refer to as “Adjusted EBITDA”;

•Enhances retention by having equity compensation subject to multi-year vesting; and

•Does not encourage unnecessary and excessive risk taking.

The Compensation Committee evaluates both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and compensation provided to key employees remain competitive relative to the compensation paid to similarly situated executives of other software companies our size.

Elements of Executive Compensation

Our compensation for senior executive officers generally consists of the following elements: base salary; performance-based incentive compensation determined primarily by reference to objective financial operating criteria; long-term equity compensation in the form of stock options and restricted stock; and employee benefits that are generally available to all our employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of the software business, the structure of other companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Compensation Committee considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility. In determining salaries for 2020, the Compensation Committee did not engage compensation consultants. We received 96% approval of all votes cast on our say-on-pay vote at our 2019 Annual Meeting. Our Compensation Committee believes the vote indicates support for our program. We hold our say-on-pay vote every two years.

Mr. Stecker’s annual base salary for 2020 was $300,000. Mr. Szynkowski’s annual base salary in 2020 was $185,000.

Quarterly and Annual Performance-Based Incentive Compensation

Our performance-based incentive compensation program is designed to compensate executives when financial performance goals are achieved. Executives have the opportunity to earn annual cash compensation equal to a percentage of their base salary.

Each year the Compensation Committee determines the appropriate performance measurement criteria that it believes best aligns executive compensation with the Company’s business goals for the year. For fiscal 2020, the Compensation Committee determined that 50% of incentive compensation would be tied to revenue, and 50% would be tied to profitability, using annual Adjusted EBITDA earnings targets.

Our CEO’s employment contract, signed in July 2019, provided for a minimum incentive payment of 20% of annual base salary. Based on mutual agreement between the CEO and the Board, this amount was reduced and was paid as a $45,000 bonus in February 2020. Concurrently, a discretionary bonus of $10,000 was paid to the Senior Vice President of Finance, Mark Szynkowski, in addition to the $17,500 payment in the first quarter of 2019.

In 2020, per an amended agreement with our CEO, on an annual basis, the potential incentive compensation percentages were set at a maximum of 60% of the executive’s base salary (for our CEO) with a minimum bonus of 15% if a performance measurement attainment averages 100%, subject to a minimum average attainment of at least 95%. The maximum amount of 40% remained for our Sr. Vice President of Finance (as specifically noted in the “Grants of Plan-Based Awards” table below).

In general, we set targeted levels of performance at the threshold range that require above average performance in order to qualify for payouts. Payouts above the target range are set at levels that are much more difficult to achieve. See footnote (3) to our “Summary Compensation Table”  above for additional information regarding percentage of target levels achieved for 2020 and 2019.

The Compensation Committee’s policy with respect to the adjustment or recovery of compensation in the event of a material change in our financial statements requiring an accounting restatement is to retain discretion over all pay elements and reserve the right to reduce or forego future compensation based on any required restatement or adjustment. The Compensation Committee intends to review its policies with respect to such adjustment or recovery of compensation on an ongoing basis as part of its annual review.

Long-Term Incentive Compensation — Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2016 Amended Stock Incentive Plan and predecessor plans. Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the long-term vesting schedule (which is generally four years for employees and one year for non-employee directors, although this may vary at the discretion of the Compensation Committee) encourages a long-term commitment to the Company by our executive officers and other participants. Each year the Compensation Committee reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the executive’s past performance, as well as anticipated future performance, of the executive officer. The Compensation Committee continues to believe that equity compensation should be an important element of the Company’s compensation package.

Typically, we have awarded stock options to executives upon joining the Company and thereafter grants may be at the discretion of the Compensation Committee. Sometimes we grant options upon the occurrence of an event, such as a promotion or an acquisition. Generally, options are priced at the closing price of the Company’s common stock on the date of each grant, or, in the case of new employees, such later date as the employee joins the Company. We also have granted restricted stock to members of the Board of Directors, executive officers, and a limited number of non-executive officers from time to time.

We do not have a formal written policy relating to the timing of equity awards. We encourage, but we do not require, our executive officers to own stock in the Company.

Retirement and Other Benefits

All employees in the United States who are at least twenty-one years of age and who have worked for the Company for a period of 30 days are eligible to participate in our 401(k) plan.

Life Insurance and Disability Insurance

Our executive officers have the same life insurance and disability benefits as our U.S.-based employees, namely, a benefit at the rate of 66-2/3% of an employee’s base pay, with a monthly benefit cap of $5,667.

Perquisites and Other Personal Benefits

We do not provide additional perquisites and other personal benefits to our executive officers.

Compensation of Chief Executive Officer

On July 17, 2019, Mr. Stecker entered into an employment agreement to be Chief Executive Officer and the agreement was amended in May 2020. His annual base salary is $300,000 and his potential incentive compensation percentage is between 0% and 60% of his base salary, based upon achievement of annual incentive compensation targets established by the Board.

Compensation Risk Assessment

The Compensation Committee has discussed the concept of risk as it relates to our compensation programs and the Committee does not believe our compensation programs encourage excessive or inappropriate risk taking. We structure our pay to consist of fixed and variable compensation and the variable portions (cash and equity) are designed to reward both short- and long-term corporate performance. Our employees are encouraged to take a balanced approach that focuses on revenue, profitability and our new products, and our targets are applicable to our executives and employees alike, thus encouraging consistent behavior across the organization.

2020 Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards				(f) All other stock awards; Number of	(g) All other option awards: number of securities	(h) Exercise price of	(i) Grant date fair value of stock and
(a) Name	(b) Grant Date	(c) Threshold ($)	(d) Target ($) (1)	(e) Maximum ($)	shares of stock (#) (2)	underlying options (#)	option awards ($/share)	option awards ($)

Matthew Stecker (3)		$—	$180,000	$300,000	—	—	—	—
Mark P. Szynkowski (4)		$—	$74,000	$148,000	—	—	—	—

(1)   Columns (c), (d) and (e) reflect the amounts that could have been earned by the named executive officers had we achieved all of our 2020 performance objectives established by the Compensation Committee (see “Compensation Agreements” discussion on page 12). The only objective met was the Threshold of 15 percent (15%) of salary.

(2)  The amounts in column (i) reflect the grant date fair value of restricted stock awards and stock options granted under the Company’s Amended 2016 Stock Incentive Plan during fiscal year 2020, computed in accordance with FASB ASC Topic 718. For further information on awards, see Note 7, “Stock-Based Compensation” of our consolidated financial statements included in Form 10‑K for the year ended December 31, 2020, filed with the SEC on March 17, 2021.

(3)    Mr. Stecker’s 2020 compensation plan provided for target incentive pay up to 60% of his base salary.

(4)  Mr. Szynkowski’s 2020 compensation plan provided for target incentive pay up to 40% of his base salary.

Outstanding Equity Awards at December 31, 2020

	Option Awards (1)				Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Option Exercise Price ($/share)	(e) Option Expiration Date	(f) Number of shares of stock that have not vested (#) (2)	(g) Market value of shares of stock that have not vested ($) (3)

Matthew Stecker	15,000	0	$5.80	3/16/2026	6,000	$11,820
Mark P. Szynkowski	37,500	12,500	$4.60	12/03/2027	1,875	$3,694

(1)  Options were granted ten years prior to the option expiration date. Options generally vest at a rate of 25% per year over the first four years of the ten-year option term and will be fully vested four years after the date of grant. Mr. Stecker’s options granted to him as a non‑employee director prior to July 16, 2018, vested over a one‑year period.

(2)  One-quarter of the restricted stock will vest on the first anniversary date of the grant of the award, and the remaining three-quarters will vest over the remaining three years.

(3)  Market value was calculated by multiplying the number of shares shown in the table by $1.97, which was the closing price per share on December 31, 2020, the last day of our fiscal year.

2020 Option Exercises and Stock Vested

The table below reflects vesting of restricted stock awards during fiscal year 2020.  No options were exercised in 2020.

	Stock Awards (1)
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Matthew Stecker	3,000	$2,610
Mark P. Szynkowski	1,875	$2,213

(1) Represents the aggregate dollar amount realized by the named executive officer upon vesting of restricted stock, computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting dates.

Pension Benefits

The Company does not maintain any defined benefit retirement plans. In the United States, the Company maintains a 401(k) plan; in the United Kingdom, the Company maintains a defined contribution pension benefit plan. In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary.

Compensation Agreements

General Overview

Our compensation arrangements with our executive officers provide for base salary and incentive compensation. In 2020, potential incentive compensation of our named executive officers was up to 60% of the executive’s base salary and was payable if we attained targets established by our Compensation Committee for annual revenue and Adjusted EBITDA. See the “2020 Grants of Plan-Based Awards” table above for more information about the “stretch” amounts, as well as the “Quarterly and Annual Performance-Based Incentive Compensation” section above for percentages achieved in 2020 and 2019.

The Company has entered into employment agreements with two executive officers.  The agreements generally provide that in the event the Company terminates the executive’s employment, other than for cause, death or disability, the executive will be paid severance pay. The amount of severance is described below under the heading “Potential Payments Upon Termination or Change of Control”. In exchange for severance, each named executive is required to execute a full release of all employment claims with the Company and agree to not compete with us and to not solicit our employees for the period of time during which severance is paid. The employment agreement does not change the “at-will” nature of Mr. Stecker’s or Mr. Szynkowski’s employment with the Company. Either the Company or the executive may terminate his employment at any time.

Potential Payments Upon Termination or Change of Control

The tables below reflect the potential amount of compensation for each of the named executive officers in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, involuntary not-for-cause termination, retirement, disability or death, and termination following a change of control of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2020 and thus include amounts earned through such time and are estimates of the amounts which would be paid to the executives upon their termination. The actual payments to Mr. Stecker or Mr. Szynkowski may be more or less than the amounts described below. In addition, the Company may enter into new arrangements or modify these arrangements from time to time.

Matthew Stecker

The following table shows the potential payments upon termination or a change of control of the Company for Matthew Stecker, our CEO.

Executive Benefits and Payments Upon Separation	Involuntary Not-for-Cause Termination (other than Following Change of Control)	Change of Control Without Qualified Termination	Change of Control With Qualified Termination

Cash Compensation
•Base Salary	$300,000	$0	$450,000
•Incentive Compensation	$180,000	$0	$270,000

Equity Compensation
•Stock Options (1)
•Unvested and accelerated	$0	$0	$0
•Restricted Stock (2)
•Unvested and accelerated	$0	$5,910	$11,820

Benefits and Perquisites
•Health and Welfare Benefits	$0	$0	$0
•Accrued Paid Time Off	$0	$0	$0
•Tax services	$0	$0	$7,500
Total	$480,000	$5,910	$739,320

(1)  The payments relating to stock options represent the value as of December 31, 2020, calculated by multiplying the number of unvested options by the difference between the exercise price and the closing price of our common stock on December 31, 2020 ($1.97). Mr. Stecker had no unvested options at December 31, 2020.

(2)  Mr. Stecker had 6,000 shares of unvested restricted stock on December 31, 2020.  The amount reflected is based on the closing price of our common stock on December 31, 2020 ($1.97).

Mark P. Szynkowski

The following table shows the potential payments upon termination or a change of control of the Company for Mark P. Szynkowski, our Sr. Vice President of Finance.

Executive Benefits and Payments Upon Separation	Involuntary Not-for-Cause Termination (other than Following Change of Control)		Change of Control Without Qualified Termination	Change of Control With Qualified Termination

Cash Compensation
• Base Salary		$92,500	$0		$185,000
• Incentive Compensation		$0	$0		$74,000

Equity Compensation
• Stock Options (1)
• Unvested and accelerated		$0	$16,438		$32,875
• Restricted Stock (2)
• Unvested and accelerated		$0	$1,847		$3,694

Benefits and Perquisites
• Health and Welfare Benefits (3)		$0	$0		$0
• Accrued Paid Time Off	$		$0	$
• Tax services		$0	$0		$2,500
Total		$92,500	$18,285		$298,069

(1)  The payments relating to stock options represent the value as of December 31, 2020, calculated by multiplying the number of unvested options by the difference between the exercise price and the closing price of our common stock on December 31, 2020 ($1.97). All of Mr. Szynkowski’s unvested stock options had an exercise price of $4.60 per share.

(2)  Mr. Szynkowski had 1,875 shares of unvested restricted stock on December 31, 2020.  The amount reflected is based on the closing price of our common stock on December 31, 2020 ($l.97).

(3)  Mr. Szynkowski does not participate in the Company’s health plan.

Payments Made Upon Termination

Regardless of the manner in which an executive officer’s employment terminates, and irrespective of whether the executive has entered into an employment agreement, the executive is entitled to receive amounts earned during his term of employment. Such amounts include:

•non-equity incentive compensation earned through the date of separation.  Quarterly and annual incentive compensation payments are pro-rated to the date of separation;

•vested stock options, which must be exercised within six (6) months of the date of separation, except in the case of disability (12 months), death (18 months) or, in the case of a change of control of the Company (see discussion below);

•stock vested on the date of separation pursuant to restricted stock awards; and

•salary and unused paid time off through the date of separation.

Involuntary Not-for-Cause Termination

Mr. Stecker’s employment agreement provides that if his employment is terminated for reasons other than cause, or he resigns for “Good Reason,” he will receive severance pay equal to 12 months of base pay and 100% of his target incentive compensation. The Company will also pay Mr. Stecker a proportionate amount of his health and dental insurance premiums, based upon the same proportion the Company paid at the time his employment was terminated, for a period of 12 months or until he obtains substitute insurance. Severance and insurance premium payments will be made in equal installments over the 12‑month period, based upon the Company’s normal payroll practices.

Mr. Szynkowski’s employment agreement provides that if his employment is terminated for reasons other than cause, or he resigns for “Good Reason,” he will receive severance pay equal to six months of base pay.

“Good Reason” is defined in the employment agreement, but generally is a material diminution in title, status, authority, duties or responsibilities; a requirement to relocate more than an agreed number of miles away from the Company’s current location or such executive principal office; a reduction in compensation of 5% or more; or a failure by the Company to pay compensation when due.

Voluntary Termination or Retirement

Except for amounts described under “Payments Made Upon Termination,” the Company does not have an agreement or practice to pay an executive on voluntary termination or retirement.

Disability or Death

In the event of the disability or death of the executive, the executive will receive benefits under the Company’s disability benefits or payments under the Company’s life insurance benefits, as applicable.

Change of Control

Upon a “Change of Control” and a “Qualified Termination” (described below), Mr. Stecker will receive the following severance benefits:

•

an amount equal to 18 months of his base salary, payable in equal increments over an equal period (the “Severance Period”) (or such shorter period as required for compliance with Section 409A of the U.S. Internal Revenue Code), in the Company’s normal payroll cycles;

•	an amount equal to 150% of his target incentive compensation, assuming achievement at 100% of the performance goals, payable in equal installments over his Severance Period;

•	continuation of benefits under the Company’s health insurance plan as provided by law, with the Company continuing its contributions to the premiums during the executive’s Severance Period;

•	tax advice services in an amount not to exceed $7,500; and

•	all stock options and restricted stock held by the executive will automatically vest and become exercisable.

Upon a “Change of Control” and a “Qualified Termination” (described below), Mr. Szynkowski will receive the following severance benefits:

•

an amount equal to 12 months of his base salary, payable in equal increments over an equal period (the “Severance Period”) (or such shorter period as required for compliance with Section 409A of the U.S. Internal Revenue Code), in the Company’s normal payroll cycles;

•	an amount equal to his target incentive compensation, assuming achievement at 100% of the performance goals, payable in equal installments over his Severance Period;

•	continuation of benefits under the Company’s health insurance plan as provided by law, with the Company continuing its contributions to the premiums during the executive’s Severance Period;

•	tax advice services in an amount not to exceed $2,500; and

•	all stock options and restricted stock held by the executive will automatically vest and become exercisable.

A Qualified Termination will occur upon any of the following:

•termination of the executive’s employment by us, without cause, within 180 days before or 365 days after a “Change of Control”; or

•resignation by the executive for “Good Reason” during the same period.

None of the executives will receive severance payments solely upon the occurrence of a “Change of Control”, except that 50% of each executive’s outstanding equity awards (options and restricted stock) will automatically vest upon a “Change of Control”  even if his employment is not terminated.

For this purpose, a “Change of Control”  will occur upon:

•the date any person or group acquires ownership of stock of the Company that, together with stock held by the person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, the liquidation or dissolution of the Company or the sale of all of substantially all (greater than 75%) of the fair market value of the assets of the Company;

•the acquisition by any person, entity or group, within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of beneficial ownership within the meaning of Rule 13d-3 of the Securities Exchange Act, of more than 50% of either the then outstanding shares of the Company’s common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; or any one person, or more than one person acting as a group, acquires or has acquired during the 12‑month period ending on the date of the most recent acquisition by such person or persons, ownership of stock of the Company possessing 50% or more of the total voting power of the Company’s stock; or

•the date the individuals who constituted a majority of the Board as of the date of execution of the employment agreement (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board provided that any individual who becomes a member of the Board following such date who was approved by a majority of the Incumbent Board shall be considered a member of the Incumbent Board.

In exchange for severance payments and benefits, Mr. Stecker and Mr. Szynkowski will each be required, respectively, to execute a full release of employment claims with the Company and agree not to compete with us and not to solicit our employees during the applicable Severance Period.

Table of Equity Compensation Plans

The following table contains summary information as of December 31, 2020 concerning the Company’s Employee Stock Purchase Plan, 2007 Amended and Restated Stock Incentive Plan and 2016 Amended Stock Incentive Plan. All plans were approved by the stockholders.

Equity Compensation Plans Approved by Security Holders	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plan
2007 Amended Stock Incentive Plan	172,008	$6.27	0	(1)
2016 Amended Stock Incentive Plan	233,275	$3.93	502,640	(2)
Employee Stock Purchase Plan	—	$0.00	50,545	(3)

(1)    The 2007 Amended Stock Incentive Plan has expired, so no new awards may be made under the plan, but any existing options will remain exercisable until their option exercise date.

(2)  As of March 31, 2021, 702,866 shares have been issued from the 2016 Stock Incentive Plan.

(3)    As of January 1, 2018, the Employee Stock Purchase Plan was inactive.

Director Compensation

The 2020 compensation plan for non-employee members of the Board and the committees of the Board is described in the table below.

	Annual retainer (payable in quarterly increments)	Additional annual cash compensation for non-employee Chairperson
Board of Directors	$20,000	$0
Audit Committee	$0	$5,000
Compensation Committee	$0	$5,000

Upon joining our Board, each non-employee director receives stock options to purchase an aggregate of 15,000 shares of our common stock. This initial award may be granted in installments. Options are priced at the closing price of our common stock on the date of the grant.  Annual equity awards to directors are discretionary at the determination of the Compensation Committee.

We do not provide any deferred compensation, health or other personal benefits to our directors. We reimburse each director for reasonable out-of-pocket expenses incurred to attend Board and committee meetings. We encourage, but do not require, our Board members to own stock in the Company.

2020 Director Compensation Table

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended December 31, 2020.

(a)	(b)	(c)	(d)
Name (1)	Fees Paid in Cash ($)	Option Awards ($)(2)	Total ($)

David J. Nicol	$30,000	$0	$30,000
David S. Oros	$20,000	$0	$20,000
Julian D. Singer	$20,000	$0	$20,000

(1) See the Summary Compensation Table above for information on compensation earned by Mr. Stecker during fiscal year 2020.

(2) No stock options were granted to the non-employee directors in 2020. As of December 31, 2020, each director, other than Mr. Stecker, held outstanding options to purchase the following number of shares:  Mr. Nicol:  23,200; Mr. Oros:  16,175; and Mr. Singer:  15,000.  See the Outstanding Equity Awards at December 31, 2020 above for information on stock options held by Mr. Stecker.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2021 by: (i) each director and nominee for director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on shares outstanding on March 31, 2021, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Evolving Systems, Inc., 9800 Pyramid Court, Suite 400, Englewood, CO 80112.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)
	Number of Shares	Percentage Ownership
David J. Nicol (2)	194,844	1.6%

David S. Oros (3)	99,095	* %

Julian D. Singer (4)	448,138	3.7%

Matthew Stecker (5)	33,000	* %

Mark P. Szynkowski (6)	51,250	* %

All current executive officers and directors as a group (5 persons) (7)	826,327	6.7%

Piton Capital Partners LLC (8) c/o Kokino LLC 201 Tresser Boulevard, 3rd Floor Stamford, CT 06901	998,900	8.1%

Karen Singer, Trustee of the Singer Children’s Management Trust (9) 212 Vaccaro Drive Cresskill, NJ 07626	2,545,638	20.8%

Renaissance Technologies LLC (10) 800 Third Avenue New York, NY 10022	1,001,710	8.2%

 *Less than one percent (1.0%).

(1)Percentage of common stock beneficially owned is based on 12,258,184 shares of common stock outstanding on March 31, 2021.

(2)Includes 23,200 shares subject to stock options exercisable within 60 days of March 31, 2021.

(3)Includes 16,175 shares subject to stock options exercisable within 60 days of March 31, 2021.

(4)Includes 15,000 shares subject to stock options exercisable within 60 days of March 31, 2021.

(5)Includes 15,000 shares subject to stock options exercisable within 60 days of March 31, 2021.

(6)Includes 43,750 shares subject to stock options exercisable within 60 days of March 31, 2021.

(7)Includes 113,125 shares subject to stock options exercisable within 60 days of March 31, 2021.

(8)Based solely upon the Schedule 13D/A information filed with the SEC by Piton Capital Partners LLC on March 22, 2021.

(9)Based solely upon the Form 4 information filed with the SEC by Karen Singer on March 22, 2021. The reporting person disclaims beneficial ownership of these securities, except to the extent of her pecuniary interest therein.

(10)Based solely upon the Schedule 13G/A information filed with the SEC by Renaissance Technologies LLC on February 11, 2021.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Person Transactions

We may encounter business arrangements or transactions with businesses and other organizations in which one of our directors or executive officers, significant stockholders or their immediate families may also be a director, executive officer or investor or have some other direct or indirect material interest. We refer to these transactions as related person transactions. Related person transactions have the potential to create actual or perceived conflicts of interest between Evolving Systems and its directors and officers or their immediate family members.

In March 2007, the Board formally adopted a policy with respect to related person transactions to document procedures pursuant to which such transactions are reviewed, approved or ratified. The policy applies to any transaction in which (1) the Company is a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S‑K. The Audit Committee is responsible for reviewing, approving and/or ratifying any related person transaction. The Audit Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders. Transactions with related persons below the threshold level are reviewed and approved by the Compensation Committee.

Change of Control Provisions with Matthew Stecker and Mark P. Szynkowski

We have entered into Employment Agreements with Matthew Stecker and Mark P. Szynkowski, our CEO and Senior Vice President of Finance, respectively, which contain Change of Control provisions. These agreements were approved by our Compensation Committee and are described above in Item 11. Executive Compensation under the heading entitled “Potential Payments Upon Termination or Change of Control.”

Indemnification Agreements

We have entered into indemnification agreements (the “Indemnification Agreements”) with each of our directors and named executive officers. Subject to the provisions of the Indemnification Agreements, we will indemnify and advance expenses to such directors and executives in connection with their involvement in any event or occurrence which arises in their capacity as, or as a result of, their position with the Company.

Our Indemnification Agreements are provided as part of the compensation arrangements with our executives, which are subject to approval of the Compensation Committee. Indemnification for directors was approved by the Board of Directors and is part of the standard arrangement for all Company directors.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth information regarding fees for services rendered by Marcum LLP related to the fiscal years ended December 31, 2020 and 2019:

Types of Fees	Fees for 2020	Fees for 2019

Audit Fees (1)	$178,030	$180,553
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$178,030	$180,553

(1)

Audit Fees were for professional services for the audit of the consolidated financial statements and other fees for services that only our independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10‑Q and 10‑Q/A filings, consents and assistance with and review of documents filed with the SEC.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee has established a process for review and approval of fees and services of the independent registered public accounting firm. Requests to the Audit Committee for approval of fees and services for the independent registered public accounting firm are made in writing or via e‑mail by our Senior Vice President of Finance. The request must be specific as to the particular services to be provided but may be either for specific services or a type of service for predictable or recurring services. The Chairman of the Audit Committee reviews the request and provides a response, in writing or via e‑mail, to our Senior Vice President of Finance and approved requests are subsequently ratified by the Committee as a whole. All of the services provided by the independent registered public accounting firm in 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of the Original Form 10-K.

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

10.1**

Form of Indemnification Agreement, entered into by the Registrant and each of its directors and executive officers, as filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.

10.2**	Employee Stock Purchase Plan, as filed as an exhibit to the Registrant’s registration statement on Form S-1 filed on January 9, 1998 and incorporated herein by reference.
10.3	Fifth Amendment to Office Building Lease Agreement, as filed as Exhibit 10.21 to the Registrant’s Form 10-Q filed May 11, 2007 and incorporated herein by reference.
10.4	Loan and Security Agreement between Evolving Systems, Inc. and East West Bank, as filed as Exhibit 10.1(a) to the Registrant’s Form 8-K filed on October 25, 2012 and incorporated herein by reference.
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

10.11**

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

10.15**

Employment Agreement dated December 4, 2017, entered into between Evolving Systems, Inc. and Mark P. Szynkowski, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2017 and incorporated herein by reference.

10.16	East West Bank Fixed Coverage Charge Waiver Letter dated, as filed as Exhibit 10.32 to the Registrant’s Form 10-K filed on April 4, 2019 and incorporated herein by reference.
10.17**	Employment Agreement entered into between Evolving Systems, Inc. and Matthew Stecker, as filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 23, 2019 and incorporated herein by reference.
10.18**

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

14.1*	Code of Business Conduct, as filed as Exhibit 14.1 to the Registrant’s Form 10-K filed on March 17, 2021 and incorporated herein by reference.
21.1*	Subsidiaries of the Registrant, as filed as Exhibit 21 to the Registrant’s Form 10-K filed on March 17, 2021 and incorporated herein by reference.
23.1*

Consent of Marcum LLP, Independent Registered Public Accounting Firm related to Registration Statements on Forms S-8, as filed as Exhibit 23.1 to the Registrant’s Form 10-K filed on March 17, 2021 and incorporated herein by reference.

24.1*	Power of Attorney (included on signature page of the Original Form 10-K)
31.1*

Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as Exhibit 31.1 to the Registrant’s Form 10-K filed on March 17, 2021 and incorporated herein by reference.

31.2*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as Exhibit 31.2 to the Registrant’s Form 10-K filed on March 17, 2021 and incorporated herein by reference.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

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

__________________________

*  Previously filed or furnished, as applicable, with Original Form 10-K

**Identifies each management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

22
By:	/s/ MATTHEW STECKER	Chief Executive Officer and Executive Chairman	April 8, 2021
	Matthew Stecker	(Principal Executive Officer)