Form 10-Q
period 2021-03-31
EVOLVING SYSTEMS INC
filed 2021-05-13
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March  31, 2021

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

As of May 10, 2021, there were  12,226,577 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,292	$2,763
Contract receivables, net of allowance for doubtful accounts of $788 and $780
at March 31, 2021 and December 31, 2020, respectively	4,741	5,681
Unbilled work-in-progress	3,593	3,365
Prepaid and other current assets	1,608	1,828
Income taxes receivable	740	270
Total current assets	14,974	13,907
Property and equipment, net	512	532
Amortizable intangible assets, net	2,544	2,769
Operating leases — right-of-use assets, net	1,203	915
Deferred income taxes, net	960	953
Total assets	$20,193	$19,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$—	$142
Accounts payable and accrued liabilities	4,495	4,305
Lease obligations — operating leases	326	294
Unearned revenue	5,043	3,713
Total current liabilities	9,864	8,454
Long-term liabilities:
Term loan, net of current portion	319	319
Lease obligations - operating leases, net of current portion	870	613
Total liabilities	11,053	9,386

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,405,466 shares issued and 12,226,577 shares outstanding as of March 31, 2021 and 12,374,798 shares issued and 12,195,909 shares outstanding as of December 31, 2020	12	12
Additional paid-in capital	99,973	99,776
Treasury stock, 178,889 shares as of March 31, 2021 and December 31, 2020, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,176)	(10,345)
Accumulated deficit	(79,416)	(78,500)
Total stockholders' equity	9,140	9,690
Total liabilities and stockholders' equity	$20,193	$19,076

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

[

	For the Three Months
	Ended March 31,
	2021	2020
REVENUE
License fees	$178	$207
Services	6,282	6,078
Total revenue	6,460	6,285

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,240	2,136
Sales and marketing	1,341	1,561
General and administrative	1,445	1,414
Product development	1,304	1,063
Depreciation	62	50
Amortization	238	235
Total costs of revenue and operating expenses	6,630	6,459

Loss from operations	(170)	(174)

Other (expense) income
Interest income	1	2
Interest expense	(1)	(47)
Other (expense) income, net	(291)	3
Foreign currency exchange (loss) income	(380)	383
Other (expense) income, net	(671)	341

(Loss) income from operations before income taxes	(841)	167
Income tax expense	75	199
Net loss	$(916)	$(32)

Basic loss per common share	$(0.08)	$(0.00)

Diluted loss per common share	$(0.08)	$(0.00)

Weighted average basic shares outstanding	12,206	12,164
Weighted average diluted shares outstanding	12,206	12,164

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net loss	$(916)	$(32)

Other comprehensive income (loss)
Foreign currency translation income (loss)	169	(523)
Comprehensive loss	$(747)	$(555)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2021

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2021	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	30,668	—	—	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	—	197
Net loss	—	—	—	—	—	(916)	(916)
Foreign currency translation gain	—	—	—	—	169	—	169
Balance at March 31, 2021	12,226,577	$12	$99,973	$(1,253)	$(10,176)	$(79,416)	$9,140

Three Months Ended March 31, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	30,668	—	—	—	—	—	—
Stock-based compensation expense	—	—	58	—	—	—	58
Net loss	—	—	—	—	—	(32)	(32)
Foreign currency translation loss	—	—	—	—	(523)	—	(523)
Balance at March 31, 2020	12,194,502	$12	$99,613	$(1,253)	$(10,576)	$(79,175)	$8,621

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916)	$(32)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	62	50
Amortization of intangible assets	238	235
Amortization of debt issuance costs	—	1
Amortization of operating leases — right of use assets	85	76
Stock-based compensation expense	197	58
Foreign currency transaction loss (income), net	147	(408)
Provision for deferred income taxes	(3)	366
Change in operating assets and liabilities:
Contract receivables	933	1,283
Unbilled work-in-progress	(214)	(800)
Prepaid and other assets	213	(334)
Accounts payable and accrued liabilities	202	(80)
Income taxes receivable	(459)	(587)
Unearned revenue	1,279	(34)
Lease obligations — operating leases	(83)	(77)
Net cash provided by (used in) operating activities	1,681	(283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41)	(22)
Net cash used in investing activities	(41)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(142)	(394)
Net cash used in financing activities	(142)	(394)

Effect of exchange rate changes on cash and cash equivalents	31	229

Net increase (decrease) in cash and cash equivalents	1,529	(470)
Cash and cash equivalents at beginning of period	2,763	3,076
Cash and cash equivalents at end of period	$4,292	$2,606

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$4	$61
Income taxes paid	$271	$253
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$370	$—

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

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $4.3 million in cash and cash equivalents and our $5.1 million in working capital at March 31, 2021, along with our ability to generate positive cash flows from operations for the three months ended March 31, 2021 and year ended December 31, 2020.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on March 17, 2021.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to revenue recognition for progress toward completion and direct profit or loss on contracts, allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, useful lives for property, equipment and intangible assets, business combinations, capitalization of internal software development costs and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Primary geographical markets
United Kingdom	$1,135	$1,190
Other	5,325	5,095
	$6,460	$6,285

Major products/service lines
License revenue	$178	$207
Customer support, including warranty support fees	1,982	2,133
Services	2,056	1,567
Managed services	2,244	2,378
Total services	6,282	6,078
	$6,460	$6,285

Timing of revenue recognition
Products transferred at a point in time	$169	$135
Products and services transferred over time	6,291	6,150
	$6,460	$6,285

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020
Assets
Contract receivables, net	$4,741	$5,681
Unbilled work-in-progress, net	$3,593	$3,365
Liabilities
Unearned revenue	$5,043	$3,713

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of  $0.2 million at each of March  31, 2021 and December 31, 2020.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from two to three years and are included in sales and marketing. In each of the three month periods ended March  31, 2021 and 2020, the amount of amortization was less than  $0.1 million and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended March  31, 2021 and 2020, we recognized revenue of $1.9 million and $2.2 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March  31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totaled  $16.9 million. The Company expects approximately 62% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 38% recognized thereafter.

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

Recently Adopted Accounting Pronouncements —  In December 2019, the FASB issued Accounting Standards Update (“ASU”) ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 modifies ASC 740 to simplify the accounting for income taxes and eliminates certain exceptions to the general principles in ASC 740. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing the incremental approach for intra-period allocation where there is a loss from continuing operations, and income or a gain from other items, and the general methodology for calculating income taxes in interim periods when a year-to-date loss exceeds the anticipated loss for the year. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill, reporting the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the first interim period that includes the enactment date, and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2021, and December 31, 2020, identifiable intangibles were as follows (in thousands):

	March 31, 2021
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,940		$(2,008)		$932
Trademarks and tradenames	312		(279)		33
Non-competition	40		(40)		—
Customer relationships	4,409		(2,830)		1,579
	$7,701	(1)	$(5,157)	(1)	$2,544

	December 31, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,932		$(1,907)		$1,025
Trademarks and tradenames	311		(272)		39
Non-competition	40		(40)		—
Customer relationships	4,396		(2,691)		1,705
	$7,679	(1)	$(4,910)	(1)	$2,769

(1)	Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for each of the three months ended  March  31, 2021 and 2020, respectively.  Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March  31, 2021 for the following five years is as follows (in thousands):

For the trailing twelve months ending March 31,
2022	$923
2023	645
2024	324
2025	142
2026	94
Thereafter	416
$2,544

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued liabilities:
Accounts payable	$814	$878
Accrued compensation and related expenses	2,024	2,180
Accrued liabilities	1,657	1,247
	$4,495	$4,305

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

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands except per share data):

	For the Three Months Ended March 31,
	2021	2020
Basic loss per common share:
Net loss	$(916)	$(32)
Basic weighted average shares outstanding	12,206	12,164
Basic loss per common share:	$(0.08)	$(0.00)

Diluted loss per common share:
Net loss	$(916)	$(32)
Weighted average shares outstanding	12,206	12,164
Effect of dilutive securities - options and restricted stock	—	—
Diluted weighted average shares outstanding	12,206	12,164
Diluted loss per common share:	$(0.08)	$(0.00)

Weighted average options to purchase of approximately 0.3 million shares and 0.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2021, and 2020, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized $0.2 million and less than $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for each of the three months ended March  31, 2021 and 2020, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cost of revenue, excluding
depreciation and amortization	$12	$12
Sales and marketing	6	6
General and administrative	177	46
Product development	2	(6)
Total stock-based compensation	$197	$58

Stock Incentive Plans

At March  31, 2021 and December 31, 2020,  no shares were available for grant under the 2007 Stock Plan, as amended. At March  31, 2021 and December 31, 2020,  0.2 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At March  31, 2021 and December 31, 2020, there were approximately 0.5 million shares available for grant under the 2016 Stock Plan, respectively. At March  31, 2021 and December 31, 2020, 0.2 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors.

The following is a summary of restricted stock activity under the plans for the three months ended Mach 31, 2021:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2021	63
Less restricted stock vested	(31)
Unvested restricted stock at March 31, 2021	32

The following is a summary of stock option activity under the plans for the three months ended March 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2021	343	$5.82	5.62	$—
Less options forfeited/cancelled	(5)	2.25
Options outstanding at March 31, 2021	338	$5.87	5.34	$—

Options exercisable at March 31, 2021	301	$6.04	5.18	$—

There were no stock options granted during the three months ended March  31, 2021 or 2020. The total fair value of stock options and restricted stock vested during each of three months ended March 31, 2021 and 2020 was $0.2 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2021 and 2020, we had one significant customer that accounted for 10% of revenue from operations, this significant customer is a large telecommunications operator in Europe.

As of March 31, 2021 and December 31, 2020, no customers that accounted for 10% of contract receivables and unbilled work-in-progress.

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

On July 1, 2020, we entered into the Amendment and Waiver Letter (“Second Amendment”) to the Lumata Facility. The purpose of the Second Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. Financial covenants previously included in the amended credit facilities had been replaced by a monthly minimum consolidated cash balance of no less than $1.5 million and a fiscal quarter consolidated EBITDA fixed dollar amount mutually agreed to by the Company and East West Bank in the amendments. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction. The Second Amendment adjusted the loan amortization accelerating the final payment date and fixed the interest rate at 5% on the remaining principal. The remaining terms and conditions of the Lumata Facility unchanged. Monthly payments were $0.1 million, and the Company also made an advance payment of $44,000 on June 1, 2020. The last payment was transacted on January 11, 2021.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until the Small Business Association remits the loan forgiveness amount to the lender, however if the borrower does not apply for forgiveness the deferral shall be 10 months after the end of the loan forgiveness covered period. The Company intends to use the proceeds for purposes consistent with the PPP, Company wages. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. We have applied for forgiveness, but at this time there has not been any determination. Any such portion not forgiven can be prepaid in whole or part without penalty. We have recorded the PPP loan as a long term loan payable on our Condensed Consolidated Balance Sheet and will reduce the balance at the time loan is forgiven or we begin to make payments. This loan is due in one payment of principal of any unforgiven amount up to the full amount of $0.3 million, and accrued interest at maturity date in April of 2022.

NOTE 8 — INCOME TAXES

The income tax provision for the fiscal year ending December 31, 2021 interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. At March 31, 2021 the Company is currently estimating an annual effective tax rate of approximately 9.2%.  For the three months ended March 31, 2021 discrete items resulted in a net tax expense effect of approximately $0.1 million. The Company’s recorded effective income tax rate was (9.0%) including effect of discrete items for the three months ended March 31, 2021. The Company recorded an income tax expense of $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2015 through 2019.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018 and update each year subsequently, the Company finalized a transfer pricing plan with Evolving Systems and its subsidiaries. This transfer pricing plan determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the transfer pricing plan and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.1 million and a corresponding decrease in foreign income before income tax expense in the three months ended March 31, 2021.

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

	March 31, 2021	December 31, 2020
Long-lived assets, net
United States	$1,178	$1,352
United Kingdom	1,511	1,578
Other	1,570	1,286
	$4,259	$4,216

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to nine years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, London, England, Bangalore and Kolkata India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Échirolles, France, Cluj-Napoca, Romania and Madrid, Spain. The Company entered into one new nine year lease in Échirolles, France that contributed  $0.3 million to our right-of-use asset/operating lease liability in the three months ended March 31, 2021. Total rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for each of the three months ended March 31, 2021 and 2020. There was no sublease rental income for the three months ended March 31, 2021 and 2020. We paid $0.1 million against Lease obligations — operating leases for each of the three months ended March 31, 2021 and 2020, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

As of
March 31, 2021
Operating leases - right of use assets	$1,203

Operating lease current	$326
Lease obligations — operating leases, net of current portion	870
Total lease liability	$1,196

Weighted average remaining lease term (in years)	4.9
Weighted average discount rate	6.09%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March  31, 2021, for the following five fiscal years and thereafter were as follows (in thousands):

For the year ending
December 31,
2021 - Remaining	$277
2022	354
2023	220
2024	122
2025	122
Thereafter	254
Total future minimum lease payments	1,349
Present value adjustment	153
Total	$1,196

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2021 or December 31, 2020.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March  31, 2021 or December 31, 2020.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of March  30, 2021 or December 31, 2020.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of March  31, 2021 or December 31, 2020.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit seeks $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company has engaged legal counsel through its insurance carrier and has begun discovery. While no settlement has been finalized, ongoing discussions are progressing. As such, we have recorded a contingent liability in the amount of $0.3 million as of March 31, 2021, such amount is included in other expenses, in our unaudited statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 17, 2021, under “Item 1A. Risk Factors” as well as additional risks in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

In 2019, we released Evolution, the new platform that supersedes and provides an upgrade path to the former loyalty and CLV platforms from both Evolving and its acquired companies — BLS, Lumata and SSM. Evolution was built by combining, integrating, and improving upon the best components and features of those previous platforms. We believe that Evolution provides a unique capability, and we expect to continue our focus on selling and promoting this significant new product. Our experienced team and the new technology provide actionable insights and relevant offers based on customer data, all of which greatly complements our software portfolio and 25 years of expertise in customer acquisition, activation and retention. Enhancements to our technology further expands our managed services platform for delivering on-tap strategic and tactical solutions.

RECENT DEVELOPMENTS

COVID-19

Evolving Systems provides software solutions and services throughout the world. The COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business. We have leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel has delayed interactions with our clients on projects and in the traditional modes of sales development. We continue to work with existing and new clients exploring new ways of using our products and services to enhance their business. On-going travel restrictions has caused the business to interact with clients in new ways and reduced certain costs. The long-term effects on how we conduct business in the future is still undetermined but the company continues to evolve to meet client needs.

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $4.3  million in cash and cash equivalents and our $5.1 million in working capital at March 31, 2021, along with our ability to generate positive cash flows from operations for the three months ended March 31, 2021 and year ended December 31, 2020.

Consolidated revenue was $6.5 million and $6.3 million for the three months ended March  31, 2021 and 2020, respectively. The increases are primarily related to new projects and upgrades to existing and new clients partially offset by a  reduction in work hours as projects near or come to completion.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended March 31,
	2021	2020
REVENUE
License fees	3%	3%
Services	97%	97%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	35%	34%
Sales and marketing	21%	25%
General and administrative	22%	22%
Product development	20%	17%
Depreciation	1%	1%
Amortization	4%	4%
Total costs of revenue and operating expenses	103%	103%

Loss from operations	(3%)	(3%)

Other (expense) income
Interest income	—	—
Interest expense	—	(1%)
Other (expense) income, net	(5%)	-
Foreign currency exchange (loss) income	(6%)	6%
Other (expense) income, net	(11%)	5%

(Loss) income from operations before income taxes	(14%)	2%

Income tax expense	1%	3%

Net loss	(15%)	(1%)

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

License Fees

License fees revenue was $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively. The revenue remained consistent during this three month period as compared to the corresponding three month period in the prior year as one time license fees from one client in the prior year was offset by new one time license fee with a different client.

Services

Services revenue increased $0.2 million, or 3%, to $6.3 million for the three months ended March 31, 2021 from $6.1 million for the three months ended March 31, 2020. The increase is related to upgrades and new project revenues with existing clients of $0.4 million, new client project of $0.2 million, and increase in hours worked on existing clients of $0.2 million partially offset by decease in hours as projects are completed or near completion $0.3 million, a reduction of orders from existing clients of $0.2 million, and one client termination of $0.1 million as compared to the corresponding three month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization was $2.2 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase is related to additional resource costs of $0.2 million offset by a decrease in travel and entertainment costs of $0.1 million due to travel restrictions of the global pandemic.  As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased 1% to 35% for the three months ended March 31, 2021 from 34% for the three months ended March 31, 2020, as costs were approximately constant as revenue increased due to work on delivering the new projects and upgrades.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.3 million, or 14%, to $1.3 million for the three months ended March 31, 2021 from $1.6 million for the three months ended March 31, 2020. The decrease is related to the reduction of $0.1 million in lower travel and entertainment costs due to travel restrictions during the global pandemic and reduced marketing efforts, as well as reduction of $0.1 million in resource costs. As a percentage of total revenue, sales and marketing expenses decreased 4% to 21% for the three months ended March 31, 2021 from 25% for the three months ended March 31, 2020, this is primarily due to the aforementioned decreased expenses.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased less than $0.1 million, or 2%, to remain constant at $1.4 million for each of the three months ended March 31, 2021 and 2020, respectively. As a percentage of revenue, general and administrative expenses remained constant at 22% for each of the three months ended March 31, 2021 and 2020, respectively.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.2 million, or 23%, to $1.3 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020.  The increase is primarily related to the additional resource costs from additional resources and an increase in hours worked on product development projects by delivery staff. As a percentage of revenue, product development expenses increased 3% to 20% for the three months ended March 31, 2021 from 17% for the three months ended March 31, 2020. The increase in general and product development expense is primarily due to the aforementioned higher expenses.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. As a percentage of total revenue, depreciation expense for each of the three months ended March 31, 2021 and 2020 was 1%.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively. As a percentage of total revenue, amortization expense was  4%  for each of three months ended March 31, 2021 and 2020, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for each of the three months ended March 31, 2021 and 2020  was less than $0.1 million. As a percentage of revenue, interest expense was less than 1% and 1% for the three months ended March 31, 2021 and 2020, respectively.

Foreign Currency Exchange (Loss) Income

Foreign currency exchange (loss) income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.8 million or 199% to  a ($0.4) million loss for the three months ended March 31, 2021 from a foreign currency gain of $0.4 million for the three months ended March 31, 2020.  The decrease was a result of the re-measurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other (Expense) Income, Net

Other expense for the three months ended March 31, 2021 was $0.3 million compared to other income of less than $0.1 million for the three months ended March 31, 2020.  The increase in other expense is primarily due to the estimated litigation settlement costs recorded as a contingent liability in relation to the lawsuit filed by a former CEO of the Company.  See Note 10 to the financial statements for additional information.

Income Taxes

We recorded net income tax expense of $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. For interim periods during fiscal year ending December 31, 2021, the expense is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. For the three months ended March 31, 2021 discrete items resulted in a net tax expense effect of approximately $0.1 million. The net expense during the three months ended March 31, 2020 consisted of income tax primarily from our U.K. subsidiary and Indian based operations as well as foreign taxes withheld. Our effective tax rate was (9%) and 119% for the three months ended March 31, 2021 and 2020, respectively.

FINANCIAL CONDITION

Our working capital position decreased $0.4 million, or 6%, to $5.1 million at March 31, 2021, from $5.5 million at December 31, 2020.  The decrease in working capital is primarily related to a decrease in contract receivable and increase in unearned revenue partially offset by the increase in cash and cash equivalents and unbilled revenue in addition to the final payment of the current term loan.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2020 Annual Report on Form 10-K,

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At March 31, 2021, our principal source of liquidity was $4.3 million in cash and cash equivalents and $4.7 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided/used in operating activities for the three months ended March 31, 2021 and 2020 was $1.7 million and $(0.3) million, respectively. Cash provided by operating activities for the three months ended March 31, 2021 was primarily due to the increase in unearned revenue of $1.3 million and an increase in accounts payable and accrued liabilities of $0.2 million as well as a decrease in contract receivable of $0.9 million, partially offset by the increase in unbilled work in progress of $0.2 million and income taxes receivable of $0.5 million. Cash used in operating activities for the three months ended March 31, 2020 was primarily due to an increase of $0.8 million in unbilled work in progress, taxes receivable of $0.6 million which included a refund of AMT previously recorded as a deferred tax asset, and prepaids and other assets of $0.3 million. Partially offset by the decrease in accounts receivable of $1.3 million.

Net cash used in investing activities during the three months ended March 31, 2021 of less than $0.1 million was due to the purchase of property and equipment. Net cash used in investing activities during the three months ended March 31, 2020 of less than $0.1 million was due to the purchase of property and equipment.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021 was related to the final principal payments on our term loan. Net cash used in financing activities $0.4 million during the three months ended March 21, 2020 was primarily related to principal payments on our term loan.

Evolving Systems provides software solutions and services throughout the world. The recent COVID-19 global outbreak has caused instability and volatility in multiple markets where our clients conduct business, or we have employees working. The pandemic has delayed certain projects or the closing of new orders as customer interactions have been altered or postponed. At this time, we have seen only limited disruptions to our ability to continue delivery to our clients.

In January 2021, we made our last principal and interest payment on the term loan payable to East West Bank (“EWB”) that required us to maintain specified financial requirements that are defined in the loan agreements. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•Our cash and cash equivalents balance at March 31, 2021 of $4.3 million;

•Our working capital balance at March 31, 2021 of $5.1 million; and

•Our ability to generate positive cash flows from operations of $1.7 million for the three months ended March 31, 2021, and $1.4 million and $1.1 million for the full years ended December 31, 2020 and 2019, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the three months ended March  31, 2021 and 2020, the effect of exchange rate changes resulted in an increase in cash of less than $0.1 million and an increase of $0.2 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

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

31.1	*	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith).
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)