Form 10-Q
period 2021-06-30
EVOLVING SYSTEMS INC
filed 2021-08-12
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 12,257,246 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,896	$2,763
Contract receivables, net of allowance for doubtful accounts of $784 and $780
at June 30, 2021 and December 31, 2020, respectively	4,739	5,681
Unbilled work-in-progress	4,183	3,365
Prepaid and other current assets	1,550	1,828
Income taxes receivable	739	270
Total current assets	16,107	13,907
Property and equipment, net	510	532
Amortizable intangible assets, net	2,310	2,769
Operating leases — right-of-use assets, net	1,121	915
Long-term assets – other	257	—
Deferred income taxes, net	954	953
Total assets	$21,259	$19,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$—	$142
Accounts payable and accrued liabilities	4,642	4,305
Lease obligations — operating leases	332	294
Unearned revenue	5,540	3,713
Total current liabilities	10,514	8,454
Long-term liabilities:
Term loan, net of current portion	—	319
Lease obligations - operating leases, net of current portion	782	613
Total liabilities	11,296	9,386

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,436,135 shares issued and 12,257,246 shares outstanding as of June 30, 2021 and 12,374,798 shares issued and 12,195,909 shares outstanding as of December 31, 2020	12	12
Additional paid-in capital	99,990	99,776
Treasury stock, 178,889 shares as of June 30, 2021 and December 31, 2020, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,323)	(10,345)
Accumulated deficit	(78,463)	(78,500)
Total stockholders' equity	9,963	9,690
Total liabilities and stockholders' equity	$21,259	$19,076

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
REVENUE
License fees	$8	$97	$186	$304
Services	6,986	6,232	13,268	12,310
Total revenue	6,994	6,329	13,454	12,614

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,185	2,188	4,425	4,324
Sales and marketing	1,415	1,444	2,756	3,005
General and administrative	1,395	1,109	2,840	2,523
Product development	1,284	1,011	2,588	2,074
Depreciation	64	50	126	100
Amortization	240	233	478	468
Restructuring	61	—	61	—
Total costs of revenue and operating expenses	6,644	6,035	13,274	12,494

Income from operations	350	294	180	120

Other income (expense)
Interest income	3	1	4	3
Interest expense	—	(18)	(1)	(65)
Other income, net	578	16	287	19
Foreign currency exchange income (loss)	168	(36)	(212)	347
Other income (expense), net	749	(37)	78	304

Income from operations before income taxes	1,099	257	258	424
Income tax expense	146	305	221	504
Net income (loss)	$953	$(48)	$37	$(80)

Basic earnings (loss) per common share	$0.08	$(0.00)	$0.00	$(0.01)

Diluted earnings (loss) per common share	$0.08	$(0.00)	$0.00	$(0.01)

Weighted average basic shares outstanding	12,257	12,179	12,232	12,179
Weighted average diluted shares outstanding	12,258	12,179	12,258	12,179

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$953	$(48)	$37	$(80)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(147)	(99)	22	(622)
Comprehensive income (loss)	$806	$(147)	$59	$(702)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2021

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2021	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	61,337	—	—	—	—	—	—
Stock-based compensation expense	—	—	214	—	—	—	214
Net income	—	—	—	—	—	37	37
Foreign currency translation income	—	—	—	—	22	—	22
Balance at June 30, 2021	12,257,246	$12	$99,990	$(1,253)	$(10,323)	$(78,463)	$9,963

Six Months Ended June 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	31,137	—	—	—	—	—	—
Stock-based compensation expense	—	—	67	—	—	—	67
Net loss	—	—	—	—	—	(80)	(80)
Foreign currency translation loss	—	—	—	—	(622)	—	(622)
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2021

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2021	12,226,577	$12	$99,973	$(1,253)	$(10,176)	$(79,416)	$9,140
Restricted stock vested	30,669	—	—	—	—	—	—
Stock-based compensation expense	—	—	17	—	—	—	17
Net income	—	—	—	—	—	953	953
Foreign currency translation loss	—	—	—	—	(147)	—	(147)
Balance at June 30, 2021	12,257,246	$12	$99,990	$(1,253)	$(10,323)	$(78,463)	$9,963

Three Months Ended June 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2020	12,194,502	$12	$99,613	$(1,253)	$(10,576)	$(79,175)	$8,621
Restricted stock vested	469	—	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	—	9
Net loss	—	—	—	—	—	(48)	(48)
Foreign currency translation loss	—	—	—	—	(99)	—	(99)
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	126	100
Amortization of intangible assets	478	468
Amortization of debt issuance costs	—	3
Amortization of operating leases — right of use assets	211	154
Stock-based compensation expense	214	67
Foreign currency transaction loss (income), net	88	(347)
Bad debt recoveries	—	(11)
Provision for deferred income taxes	7	366
PPP Loan forgiveness	(319)	—
Change in operating assets and liabilities:
Contract receivables	970	2,338
Unbilled work-in-progress	(789)	(1,868)
Prepaid and other assets	266	(605)
Accounts payable and accrued liabilities	343	899
Income taxes receivable	(460)	152
Unearned revenue	1,776	397
Lease obligations — operating leases	(213)	(154)
Long-term assets – other	(256)	—
Net cash provided by operating activities	2,479	1,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(108)	(188)
Net cash used in investing activities	(108)	(188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(143)	(526)
Proceeds from loan	—	319
Net cash used in financing activities	(143)	(207)

Effect of exchange rate changes on cash and cash equivalents	(95)	(289)

Net increase in cash and cash equivalents	2,133	1,195
Cash and cash equivalents at beginning of period	2,763	3,076
Cash and cash equivalents at end of period	$4,896	$4,271

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$4	$51
Income taxes paid	$456	$101
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$370	$—

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

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $4.9 million in cash and cash equivalents and our $5.6 million in working capital at June 30, 2021, along with our ability to generate positive cash flows from operations for the six months ended June 30, 2021 and year ended December 31, 2020.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on March 17, 2021.

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

Revenue Recognition — The majority of our license fees and services revenue is generated from fixed-price contracts, this provides for licenses to our software products and services that customize such software to meet our customers’ needs. In most instances, customization services are determined to be essential to the functionality of the delivered software. Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), revenue is recognized when the Company completes its performance obligations in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on consideration specified in a contract with a customer and exclude any sales incentives. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Primary geographical markets
United Kingdom	$1,391	$1,103	$2,526	$2,293
Other	5,603	5,226	10,928	10,321
	$6,994	$6,329	$13,454	$12,614

Major products/service lines
License revenue	$8	$97	$186	$304
Customer support, including warranty support fees	1,946	1,952	3,928	4,085
Services	2,525	1,792	4,581	3,359
Managed services	2,515	2,488	4,759	4,866
Total services	6,986	6,232	13,268	12,310
	$6,994	$6,329	$13,454	$12,614

Timing of revenue recognition
Products transferred at a point in time	$—	$93	$169	$228
Products and services transferred over time	6,994	6,236	13,285	12,386
	$6,994	$6,329	$13,454	$12,614

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	June 30, 2021	December 31, 2020
Assets
Contract receivables, net	$4,739	$5,681
Unbilled work-in-progress, net	$4,183	$3,365
Liabilities
Unearned revenue	$5,540	$3,713

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.1 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from 2 to 3 years and are included in sales and marketing. In each of the three month periods ended June 30, 2021 and 2020, the amount of amortization was less than $0.1 million and there was no impairment loss in relation to the costs capitalized. In each of the six month periods ended June 30, 2021 and 2020, the amount of amortization was $0.1 million and $0.2 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended June 30, 2021 and 2020, we recognized revenue of $1.5 million and $2.1 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period. For the six months ended June 30, 2021 and 2020, we recognized revenue of $2.6 million and $2.9 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totaled $14 million. The Company expects approximately 64% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 36% recognized thereafter.

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

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2021 and December 31, 2020, identifiable intangibles were as follows (in thousands):

	June 30, 2021
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,943		$(2,106)		$837
Trademarks and tradenames	313		(285)		28
Non-competition	40		(40)		—
Customer relationships	4,413		(2,968)		1,445
	$7,709	(1)	$(5,399)	(1)	$2,310

	December 31, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,932		$(1,907)		$1,025
Trademarks and tradenames	311		(272)		39
Non-competition	40		(40)		—
Customer relationships	4,396		(2,691)		1,705
	$7,679	(1)	$(4,910)	(1)	$2,769

(1)Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for each of the three months ended June 30, 2021 and 2020 and $0.5 million for each of the six months ended June 30, 2021 and 2020. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2021 is as follows (in thousands):

For the trailing twelve months ending June 30,
2022	$903
2023	534
2024	273
2025	112
2026	94
Thereafter	394
$2,310

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued liabilities:
Accounts payable	$730	$878
Accrued compensation and related expenses	2,147	2,180
Accrued liabilities	1,765	1,247
	$4,642	$4,305

NOTE 4 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share:
Net income (loss)	$953	$(48)	$37	$(80)
Basic weighted average shares outstanding	12,257	12,179	12,232	12,179
Basic earnings (loss) per common share:	$0.08	$(0.00)	$0.00	$(0.01)

Diluted earnings (loss) per common share:
Net income (loss)	$953	$(48)	$37	$(80)
Weighted average shares outstanding	12,257	12,179	12,232	12,179
Effect of dilutive securities - options and restricted stock	1	—	26	—
Diluted weighted average shares outstanding	12,258	12,179	12,258	12,179
Diluted earnings (loss) per common share:	$0.08	$(0.00)	$0.00	$(0.01)

Weighted average options to purchase of approximately 0.3 million shares and 0.4 million shares of common stock equivalents were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021, and 2020, respectively, because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized less than $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2021 and 2020, and $0.2 million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue, excluding
depreciation and amortization	$2	$11	$14	$23
Sales and marketing	6	6	12	12
General and administrative	9	(8)	186	38
Product development	—	—	2	(6)
Total stock-based compensation	$17	$9	$214	$67

Stock Incentive Plans

At June 30, 2021 and December 31, 2020, no shares were available for grant under the 2007 Stock Plan, as amended. At June 30, 2021 and December 31, 2020, 0.1 million options and restricted shares and 0.2 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At June 30, 2021 and December 31, 2020, there were approximately 0.5 million shares available for grant under the 2016 Stock Plan, respectively. At June 30, 2021 and December 31, 2020, 0.2 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors.

The following is a summary of restricted stock activity under the plans for the six months ended June 30, 2021:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2021	63
Less restricted stock vested	(62)
Unvested restricted stock at June 30, 2021	1

The following is a summary of stock option activity under the plans for the six months ended June 30, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2021	343	$5.82	5.62	$—
Less options forfeited/cancelled	(14)	3.72
Options outstanding at June 30, 2021	329	$5.91	5.06	$—

Options exercisable at June 30, 2021	309	$5.99	4.98	$—

There were no stock options granted during the six months ended June 30, 2021 or 2020. The total fair value of stock options and restricted stock vested in the six months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2021 and 2020 one significant customer (defined as contributing at least 10%) accounted for 10% and 10% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

For the six months ended June 30, 2021 and 2020 one significant customer (defined as contributing at least 10%) accounted for 10% and 10% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of June 30, 2021 and December 31, 2020, we did not have a significant customer that accounted for approximately 10% of contract receivables and unbilled work-in-progress.

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

On September 24, 2019 the Company agreed in principle to the terms of a new amendment and on October 4, 2019, we entered into the First Amendment (“First Amendment”) to the Lumata Facility. The purpose of the First Amendment was to waive certain events of non-compliance with respect to covenants not achieved in prior periods and to amend future covenant requirements. The First Amendment also required Evolving Systems to make an advance payment of principal of $666,667. The remaining terms and conditions of the Lumata Facility and payment schedule remain unchanged. The Company also agreed to pay East West Bank’s legal fees in connection with the transaction.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of 8 to 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

We have met the conditions of the PPP Loan forgiveness program. As authorized by section 1106 of the CARES Act, United States Small Business Administration (“SBA”) has forgiven the PPP loan on May 20, 2021. The forgiveness amount was $318,900 in principal and $3,543 in Interest. We have recorded the forgiveness amount as other income. We had used the loan proceeds for purposes consistent with the PPP, including paying for Company wages.

NOTE 8 — INCOME TAXES

The income tax provision for the fiscal year ending December 31, 2021 interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. At June 30, 2021 the Company is currently estimating an annual effective tax rate of approximately 9.2%.

For three months ended June 30, 2021, we recorded net income tax expense of $0.1 million and tax expense of $0.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.1 million. Our effective tax rate was 13% and 119% for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net income tax expense effect of approximately $0.2 million. For the six months ended June 30, 2020, the Company recorded a net income tax expense of $0.5 million. The Company’s recorded effective income tax rate was 86% including effect of discrete items for the six months ended June 30, 2021 compared to an effective tax rate of 119% for the six months ended June 30, 2020.

Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2015 through 2019. In July 2021, the Company was notified that the French tax authorities will be conducting a review of the tax years ended December 31, 2018, 2019, and 2020 on one of our French subsidiaries. At this time, we expect no change or no additional tax liability related to the outcome of this review.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018 and update each year subsequently, the Company finalized a transfer pricing plan with Evolving Systems and its subsidiaries. This transfer pricing plan determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the transfer pricing plan and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.1 million and $2.2 million and a corresponding decrease in foreign income before income tax expense in the three and six months ended June 30, 2021, respectively.

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

	June 30, 2021	December 31, 2020
Long-lived assets, net
United States	$1,005	$1,352
United Kingdom	1,436	1,578
Other	1,500	1,286
	$3,941	$4,216

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to nine years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, London, England, Bangalore and Kolkata India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Échirolles, France, Cluj-Napoca, Romania and Madrid, Spain. The Company entered into one new nine year lease in Échirolles, France that contributed $0.3 million to our right-of-use asset/operating lease liability in the six months ended June 30, 2021. Total rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for each of the three months ended June 30, 2021 and 2020. Total rent expense consisted of operating lease expense of $0.2 million and short-term lease expense of $0.1 million for each of the six months ended June 30, 2021 and 2020. There was no sublease rental income for the six months ended June 30, 2021 and 2020. We paid $0.2 million and $0.3 million against Lease obligations — operating leases in each of the three and six months ended June 30, 2021 and 2020, respectively.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

As of
June 30, 2021
Operating leases - right of use assets	$1,121

Operating lease current	$332
Lease obligations — operating leases, net of current portion	782
Total lease liability	$1,114

Weighted average remaining lease term (in years)	4.8
Weighted average discount rate	6.07%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2021, for the following five fiscal years and thereafter were as follows (in thousands):

For the year ending
December 31,
2021 - Remaining	$186
2022	353
2023	219
2024	122
2025	122
Thereafter	257
Total future minimum lease payments	1,259
Present value adjustment	145
Total	$1,114

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2021 or December 31, 2020.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2021 or December 31, 2020.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of June 30, 2021 or December 31, 2020.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of June 30, 2021 or December 31, 2020.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit seeks $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation and of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. We had recorded a liability in the amount of $0.3 million as of June 30, 2021, such amount is included in other expenses, in our unaudited statement of operations. Settlement was paid in full in July 2021.

NOTE 11 — RESTRUCTURING

During the second quarter of 2021, a reduction in workforce involving the termination of employee resulted in an expense of less than $0.1 million related to severance. This change was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity.

There was no restructuring liability as of June 30, 2021 or December 31, 2020.

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

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $4.9 million in cash and cash equivalents and our $5.6 million in working capital at June 30, 2021, along with our ability to generate positive cash flows from operations for the six months ended June 30, 2021 and year ended December 31, 2020.

Consolidated revenue was $7.0 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively and $13.5 million for the six months ended June 30, 2021 compared to $12.6 million for the same period in 2020, respectively. The increases are primarily related to new projects and upgrades to existing and new clients partially offset by a reduction in work hours as projects near or come to completion.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
License fees	—%	2%	1%	2%
Services	100%	98%	99%	98%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	31%	35%	33%	34%
Sales and marketing	20%	23%	20%	24%
General and administrative	20%	18%	21%	20%
Product development	18%	16%	19%	16%
Depreciation	1%	1%	1%	1%
Amortization	3%	4%	4%	4%
Restructuring and other recovery	1%	—%	—%	—%
Total costs of revenue and operating expenses	94%	97%	98%	99%

Income from operations	6%	3%	2%	1%

Other income (expense)
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	(1%)
Other income, net	8%	—%	2%	—%
Foreign currency exchange income (loss)	2%	(1%)	(2%)	3%
Other income (expense), net	10%	(1%)	—%	2%

Income from operations before income taxes	16%	2%	2%	3%

Income tax expense	2%	5%	2%	4%

Net income (loss)	14%	(3%)	—%	(1%)

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

License Fees

License fees revenue was less than $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.1 million is attributable to one time licensing fees from a client in the prior year not repeating this year.

License fees revenue was $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $0.1 million is attributable to one time license fees from one client in the prior year was offset by new one time license fee with a different client.

Services

Services revenue increased $0.8 million, or 13%, to $7.0 million for the three months ended June 30, 2021 from $6.2 million for the three months ended June 30, 2020. The increase is related to upgrades and new project revenues with existing clients of $0.6 million, new client project of $0.6 million, and increase in hours worked on existing clients of $0.4 million partially offset by decrease in hours as projects are completed or near completion of $0.7 million, and a reduction of orders from existing clients of $0.1 million as compared to the corresponding three month period in the prior year.

Services revenue increased $1.0 million, or 8%, to $13.3 million for the six months ended June 30, 2021 from $12.3 million for the six months ended June 30, 2020. The increase is related to upgrades and new project revenues with existing clients of $1.0 million, new client project of $0.9 million, and increase in hours worked on existing clients of $0.9 million partially offset by decrease in hours as projects are completed or near completion of $1.2 million, a reduction of orders from existing clients of $0.4 million, and one client termination of $0.2 million as compared to the corresponding six month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization was $2.2 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. Costs remained consistent as slight salary increases were offset by a reduction in other costs. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased 4% to 31% for the three months ended June 30, 2021 from 35% for the three months ended June 30, 2020, as costs were approximately constant as revenue increased due to delivering higher margin work on the new projects and upgrades.

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization was $4.4 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase is related to additional resource costs of $0.4 million offset by a decrease in travel and entertainment costs of $0.2 million due to travel restrictions of the global pandemic and a reduction of $0.1 million in third party hardware and software maintenance costs. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased 1% to 33% for the six months ended June 30, 2021 from 34% for the six months ended June 30, 2020, as costs were approximately constant as revenue increased due to delivering higher margin work on the new projects and upgrades.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses were consistent at $1.4 million for the three months ended June 30, 2021 and 2020, respectively. As a percentage of total revenue, sales and marketing expenses decreased

3% to 20% for the three months ended June 30, 2021 from 23% for the three months ended June 30, 2020, this is primarily due to the increase in revenues.

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million or 7% to $2.8 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020. The decrease is related to the reduction of $0.1 million in lower travel and entertainment costs due to travel restrictions during the global pandemic as well as reduction of $0.1 million in resource costs. As a percentage of total revenue, sales and marketing expenses decreased 4% to 20% for the three months ended June 30, 2021 from 24% for the six months ended June 30, 2020, this is primarily due aforementioned lower expenses and the increase in revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.3 million, or 27% to $1.4 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. The increase of $0.3 million related to increased professional fees related to R&D tax credits along with local statutory audit costs, increase costs related to third party software, and increased staff costs. As a percentage of revenue, general and administrative expenses increased 2% to 20% for the three months ended June 30, 2021 as compared to 18% for the three months ended June 30, 2020. The increase in general and administrative expense is primarily due to the aforementioned higher expenses.

General and administrative expenses increased $0.3 million, or 12% to $2.8 million for the six months ended June 30, 2021 from $2.5 million for the six months ended June 30, 2020. Increase of $0.3 million related to increased professional fees of $0.2 million related to R&D tax credits along with local statutory audit costs and legal work, increase in equity compensation of $0.1 million, and increase costs related to third party software of $0.1 million. Partially offset by a decrease in incentive compensation of $0.1 million. As a percentage of revenue, general and administrative expenses increased 1% to 21% for the six months ended June 30, 2021 as compared to 20% for the three months ended June 30, 2020. The increase in general and administrative expense is primarily due to the aforementioned higher expenses.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.3 million, or 30%, to $1.3 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020. The increase is primarily related to the additional resource costs from additional resources and an increase in hours worked on product development projects by delivery staff. As a percentage of revenue, product development expenses increased 2% to 18% for the three months ended June 30, 2021 from 16% for the three months ended June 30, 2020. The increase in general and product development expense is primarily due to the aforementioned higher expenses.

Product development expenses increased $0.5 million, or 24%, to $2.6 million for the six months ended June 30, 2021 from $2.1 million for the six months ended June 30, 2020. The increase is primarily related to the additional resource costs from additional resources and an increase in hours worked on product development projects by delivery staff. As a percentage of revenue, product development expenses increased 3% to 19% for the six months ended June 30, 2021 from 16% for the six months ended June 30, 2020. The increase in general and product development expense is primarily due to the aforementioned higher expenses.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was less than $0.1 million for each of the three months ended June 30, 2021 and 2020. As a percentage of total revenue, depreciation expense for each of the three months ended June 30, 2021 and 2020 was 1%.

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense was $0.1 million for each of the six months ended June 30, 2021 and 2020. As a percentage of total revenue, depreciation expense for each of the six months ended June 30, 2021 and 2020 was 1%.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for each of the three months ended June 30, 2021 and 2020. As a percentage of total revenue, amortization expense was 3% and 4% for each of three months ended June 30, 2021 and 2020, respectively.

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.5 million for each of the six months ended June 30, 2021 and 2020. As a percentage of total revenue, amortization expense was 4% for each of six months ended June 30, 2021 and 2020.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity. Restructuring expense was less than $0.1 million for the three months and six months ended June 30, 2021. There was no restructuring expense for the three and six months ended June 30, 2020. As a percentage of total revenue, restructuring expense was 1% and 0% for the three and six months ended June 30, 2021, respectively.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for each of the three months ended June 30, 2021 and 2020 was less than $0.1 million. As a percentage of revenue, interest expense was 0% for the three months ended June 30, 2021 and 2020.

Interest expense for each of the six months ended June 30, 2021 and 2020 was less than $0.1 million. As a percentage of revenue, interest expense was 0% and 1% for the six months ended June 30, 2021 and 2020, respectively.

Foreign Currency Exchange Income (Loss)

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and increased $0.2 million to $0.2 million income for the three months ended June 30, 2021 from a foreign currency loss of less than $0.1 million for the three months ended June 30, 2020. The increase was a result of the remeasurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Foreign currency exchange income (loss) resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.6 million or 161% to a $0.2 million loss for the six months ended June 30, 2021 from foreign currency income of $0.3 million for the six months ended June 30, 2020. The decrease was a result of the remeasurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other Income (Expense), Net

Other income for the three months ended June 30, 2021 was $0.6 million compared to other income of less than $0.1 million for the three months ended June 30, 2020. The increase in other income is primarily due to the forgiveness of the Paycheck Protection Program Loan and a foreign research and development tax credit for our French subsidiary that will be applied or refunded in future years.

Other income was $0.3 million for the six months ended June 30, 2021 compared to other income of less than $0.1 million for the six months ended June 30, 2020. The income recorded for the forgiveness of the Paycheck Protection Program Loan and foreign research and development credit was offset by expense due to the estimated litigation settlement costs recorded as a liability in relation to the lawsuit filed by a former CEO of the Company. See Note 10 to the financial statements for additional information.

Income Taxes

We recorded net income tax expense of $0.1 million for three months ended June 30, 2021 and tax expense of $0.3 million for the three months ended June 30, 2020. For interim periods during fiscal year ending December 31, 2021, the expense is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. For the three months ended June 30, 2021 the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.1 million. The net expense during the three months ended June 30, 2020 consisted of income tax primarily from our U.K. subsidiary, Nigerian and Indian based operations as well as foreign taxes withheld. Our effective tax rate was 13% and 119% for the three months ended June 30, 2021 and 2020, respectively.

We recorded net income tax expense of $0.2 million and net income tax expense $0.5 million for the six months ended June 30, 2021 and 2020, respectively. For interim periods during fiscal year ending December 31, 2021, the expense is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. For the six months ended June 30, 2021 the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.2 million. The net expense during the six months ended June 30, 2020 consisted of income tax primarily from our U.K. subsidiary, Nigerian and Indian based operations as well as foreign taxes withheld. Our effective tax rate was 86% and 119% for the six months ended June 30, 2021 and 2020, respectively.

FINANCIAL CONDITION

Our working capital position increased by $0.1 million to $5.6 million as of June 30, 2021 from $5.5 million as of December 31, 2020.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2020 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At June 30, 2021, our principal source of liquidity was $4.9 million in cash and cash equivalents and $4.7 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided/used in operating activities for the six months ended June 30, 2021 and 2020 was $2.5 million and $1.9 million, respectively. Cash provided by operating activities for the six months ended June 30, 2021 was primarily due to the net income of less than $0.1 million (offset noncash charges of $0.8 million), increase in unearned revenue of $1.8 million and an increase in accounts payable and accrued liabilities of $0.3 million as well as a decrease in contract receivable of $1.0 million, partially offset by the increase in unbilled work in progress of $0.8 million and income taxes receivable of $0.5 million and an increase in other assets long term of $0.3 million related to the foreign tax credit to be collected in a future period.

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

Net cash used in investing activities during the six months ended June 30, 2021 of $0.1 million was due to the purchase of property and equipment. Net cash used in investing activities during the six months ended June 30, 2020 of $0.2 million was due to the purchase of property and equipment.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2021 was related to the final principal payments on our term loan. Net cash used in financing activities was $0.2 million for the six months ended June 30, 2020 was related to principal payments on our term loan offset by the proceeds received with the Payroll Protection Program.

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

•Our cash and cash equivalents balance at June 30, 2021 of $4.9 million;

•Our working capital balance at June 30, 2021 of $5.6 million; and

•Our ability to generate positive cash flows from operations of $2.5 million for the six months ended June 30, 2021, and $1.4 million and $1.1 million for the full years ended December 31, 2020 and 2019, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the six months ended June 30, 2021 and 2020, the effect of exchange rate changes resulted in a decrease of $0.1 million and an decrease of $0.3 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit seeks $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

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

31.1	*	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith).
101.INS	*	101 XBRL Instance Document.
101.SCH	*	101 XBRL Taxonomy Extension Schema Document.
101.CAL	*	101 XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	101 XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	101 XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	101 XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)