Form 10-Q
period 2021-09-30
EVOLVING SYSTEMS INC
filed 2021-11-10
CIK 1052054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 12,257,715 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

EVOLVING SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,581	$2,763
Contract receivables, net of allowance for doubtful accounts of $794 and $780
at September 30, 2021 and December 31, 2020, respectively	5,100	5,681
Unbilled work-in-progress	3,799	3,365
Prepaid and other current assets	1,820	1,828
Income taxes receivable	666	270
Total current assets	14,966	13,907
Property and equipment, net	530	532
Amortizable intangible assets, net	2,037	2,769
Operating leases — right-of-use assets, net	1,033	915
Long-term assets – other	251	—
Deferred income taxes, net	953	953
Total assets	$19,770	$19,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Term loan - current portion	$—	$142
Accounts payable and accrued liabilities	4,067	4,305
Lease obligations — operating leases	330	294
Unearned revenue	4,647	3,713
Total current liabilities	9,044	8,454
Long-term liabilities:
Term loan, net of current portion	—	319
Lease obligations - operating leases, net of current portion	696	613
Total liabilities	9,740	9,386

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,436,604 shares issued and 12,257,715 shares outstanding as of September 30, 2021 and 12,374,798 shares issued and 12,195,909 shares outstanding as of December 31, 2020	12	12
Additional paid-in capital	100,018	99,776
Treasury stock, 178,889 shares as of September 30, 2021 and December 31, 2020, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(10,359)	(10,345)
Accumulated deficit	(78,388)	(78,500)
Total stockholders' equity	10,030	9,690
Total liabilities and stockholders' equity	$19,770	$19,076

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
REVENUE
License fees	$28	$83	$214	$387
Services	6,946	6,691	20,214	19,001
Total revenue	6,974	6,774	20,428	19,388

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	2,081	2,132	6,506	6,456
Sales and marketing	1,325	1,511	4,081	4,516
General and administrative	1,240	1,352	4,080	3,875
Product development	1,348	1,094	3,936	3,168
Depreciation	182	58	308	158
Amortization	239	236	717	704
Restructuring	—	—	61	—
Total costs of revenue and operating expenses	6,415	6,383	19,689	18,877

Income from operations	559	391	739	511

Other (expense) income
Interest income	3	1	7	4
Interest expense	(3)	—	(4)	(65)
Other (expense) income, net	—	(1)	287	18
Foreign currency exchange (loss) income	(190)	(107)	(402)	240
Other (expense) income, net	(190)	(107)	(112)	197

Income from operations before income taxes	369	284	627	708
Income tax expense	294	148	515	652
Net income	$75	$136	$112	$56

Basic earnings per common share	$0.01	$0.01	$0.01	$0.00

Diluted earnings per common share	$0.01	$0.01	$0.01	$0.00

Weighted average basic shares outstanding	12,258	12,195	12,240	12,185
Weighted average diluted shares outstanding	12,258	12,258	12,258	12,275

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$75	$136	$112	$56

Other comprehensive (loss) income
Foreign currency translation (loss) income	(36)	186	(14)	(436)
Comprehensive income (loss)	$39	$322	$98	$(380)

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2021

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2021	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	61,806	—	—	—	—	—	—
Stock-based compensation expense	—	—	242	—	—	—	242
Net income	—	—	—	—	—	112	112
Foreign currency translation loss	—	—	—	—	(14)	—	(14)
Balance at September 30, 2021	12,257,715	$12	$100,018	$(1,253)	$(10,359)	$(78,388)	$10,030

Nine Months Ended September 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	31,606	—	—	—	—	—	—
Stock-based compensation expense	—	—	159	—	—	—	159
Net income	—	—	—	—	—	56	56
Foreign currency translation loss	—	—	—	—	(436)	—	(436)
Balance at September 30, 2020	12,195,440	$12	$99,714	$(1,253)	$(10,489)	$(79,087)	$8,897

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2021

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2021	12,257,246	$12	$99,990	$(1,253)	$(10,323)	$(78,463)	$9,963
Restricted stock vested	469	—	—	—	—	—	—
Stock-based compensation expense	—	—	28	—	—	—	28
Net income	—	—	—	—	—	75	75
Foreign currency translation loss	—	—	—	—	(36)	—	(36)
Balance at September 30, 2021	12,257,715	$12	$100,018	$(1,253)	$(10,359)	$(78,388)	$10,030

Three Months Ended September 30, 2020

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at June 30, 2020	12,194,971	$12	$99,622	$(1,253)	$(10,675)	$(79,223)	$8,483
Restricted stock vested	469	—	—	—	—	—	—
Stock-based compensation expense	—	—	92	—	—	—	92
Net income	—	—	—	—	—	136	136
Foreign currency translation income	—	—	—	—	186	—	186
Balance at September 30, 2020	12,195,440	$12	$99,714	$(1,253)	$(10,489)	$(79,087)	$8,897

The accompanying notes are an integral part of these condensed consolidated financial statements

EVOLVING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	308	158
Amortization of intangible assets	717	704
Amortization of debt issuance costs	—	4
Amortization of operating leases — right of use assets	284	191
Stock-based compensation expense	242	159
Foreign currency transaction loss (income), net	148	(98)
Bad debt expense (recoveries)	14	(11)
(Benefit) provision for deferred income taxes	(5)	370
Gain on PPP Loan forgiveness	(319)	—
Change in operating assets and liabilities:
Contract receivables	462	3,177
Unbilled work-in-progress	(502)	(2,244)
Prepaid and other assets	(25)	(274)
Accounts payable and accrued liabilities	(153)	252
Income taxes receivable	(417)	95
Unearned revenue	1,015	(563)
Lease obligations — operating leases	(285)	(191)
Long-term assets – other	(256)	—
Net cash provided by operating activities	1,340	1,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(316)	(218)
Net cash used in investing activities	(316)	(218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(143)	(1,182)
Proceeds from loan	—	319
Net cash used in financing activities	(143)	(863)

Effect of exchange rate changes on cash and cash equivalents	(63)	(294)

Net increase in cash and cash equivalents	818	410
Cash and cash equivalents at beginning of period	2,763	3,076
Cash and cash equivalents at end of period	$3,581	$3,486

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$4	$63
Income taxes paid, net of refunds	$788	$177
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$370	$41

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

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $3.6 million in cash and cash equivalents and our $5.9 million in working capital at September 30, 2021, along with our ability to generate positive cash flows from operations for the nine months ended September 30, 2021 and year ended December 31, 2020.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on March 17, 2021.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Primary geographical markets
United Kingdom	$1,691	$1,398	$4,217	$3,691
Other	5,283	5,376	16,211	15,697
	$6,974	$6,774	$20,428	$19,388

Major products/service lines
License revenue	$28	$83	$214	$387
Customer support, including warranty support fees	1,993	1,944	5,921	6,029
Services	2,303	2,388	6,884	5,747
Managed services	2,650	2,359	7,409	7,225
Total services	6,946	6,691	20,214	19,001
	$6,974	$6,774	$20,428	$19,388

Timing of revenue recognition
Products transferred at a point in time	$65	$61	$234	$289
Products and services transferred over time	6,909	6,713	20,194	19,099
	$6,974	$6,774	$20,428	$19,388

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020
Assets
Contract receivables, net	$5,100	$5,681
Unbilled work-in-progress, net	$3,799	$3,365
Liabilities
Unearned revenue	$4,647	$3,713

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Unbilled work-in-progress is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Management expects that incremental commission fees paid to employees and intermediaries as a result of obtaining contracts are recoverable and therefore the Company capitalized them as contract costs in the amount of $0.3 million and $0.2 million at September 30, 2021 and December 31, 2020.

Capitalized commission fees are amortized based on the transfer of services to which the assets relate which may range from 2 to 3 years and are included in sales and marketing. In each of the three month periods ended September 30, 2021 and 2020, the amount of amortization was $0.1 million and there was no impairment loss in relation to the costs capitalized. In each of the nine month periods ended September 30, 2021 and 2020, the amount of amortization was $0.3 million and $0.2 million, respectively, and there was no impairment loss in relation to the costs capitalized. Applying the practical expedient in ASC 606 paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing.

The contract liabilities primarily relate to unearned revenue. Amounts billed in advance of performance obligations being satisfied are recognized as unearned revenue.

For the three months ended September 30, 2021 and 2020, we recognized revenue of $2.8 million and $2.0 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period. For each of the nine months ended September 30, 2021 and 2020, we recognized revenue of $3.1 million, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been completed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations with lives greater than one-year totaled $15.3 million. The Company expects approximately 60% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 40% recognized thereafter.

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

Recently Issued Accounting Pronouncements — In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 - Earnings Per Share (ASC 260), Debt—Modifications and Extinguishments (ASC 470-50), Compensation—Stock Compensation (ASC 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815-40). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in ASC 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on our condensed consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 2 — INTANGIBLE ASSETS

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2021 and December 31, 2020, identifiable intangibles were as follows (in thousands):

	September 30, 2021
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,920		$(2,189)		$731
Trademarks and tradenames	309		(288)		21
Non-competition	40		(40)		—
Customer relationships	4,376		(3,091)		1,285
	$7,645	(1)	$(5,608)	(1)	$2,037

	December 31, 2020
	Gross Amount		Accumulated Amortization		Net Carrying Amount
Purchased software	$2,932		$(1,907)		$1,025
Trademarks and tradenames	311		(272)		39
Non-competition	40		(40)		—
Customer relationships	4,396		(2,691)		1,705
	$7,679	(1)	$(4,910)	(1)	$2,769

(1)Includes foreign currency translation adjustment of less than $0.1 million.

Amortization expense of identifiable intangible assets was $0.2 million for each of the three months ended September 30, 2021 and 2020 and $0.7 million for each of the nine months ended September 30, 2021 and 2020. Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2021 is as follows (in thousands):

For the Twelve Months Ended September 30,	Amount
2022	$869
2023	424
2024	200
2025	92
2026	92
Thereafter	360
$2,037

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and accrued liabilities:
Accounts payable	$910	$878
Accrued compensation and related expenses	2,003	2,180
Accrued liabilities	1,154	1,247
	$4,067	$4,305

NOTE 4 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per common share:
Net income	$75	$136	$112	$56
Basic weighted average shares outstanding	12,258	12,195	12,240	12,185
Basic earnings per common share:	$0.01	$0.01	$0.01	$0.00

Diluted earnings per common share:
Net income	$75	$136	$112	$56
Weighted average shares outstanding	12,258	12,195	12,240	12,185
Effect of dilutive securities - options and restricted stock	—	63	18	90
Diluted weighted average shares outstanding	12,258	12,258	12,258	12,275
Diluted earnings per common share:	$0.01	$0.01	$0.01	$0.00

Weighted average options to purchase of approximately 0.3 million shares for the three and nine months ended September 30, 2021 and 0.4 million shares of common stock equivalents for the three and nine months ended September 30, 2020 were excluded from the computation of diluted weighted average shares outstanding because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 5 — STOCK-BASED COMPENSATION

We recognized less than $0.1 million of compensation expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended September 30, 2021 and 2020, and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue, excluding
depreciation and amortization	$4	$12	$18	$35
Sales and marketing	7	6	19	18
General and administrative	17	74	203	112
Product development	—	—	2	(6)
Total stock-based compensation	$28	$92	$242	$159

Stock Incentive Plans

At September 30, 2021 and December 31, 2020, no shares were available for grant under the 2007 Stock Plan, as amended. At September 30, 2021 and December 31, 2020, 0.1 million options and restricted shares and 0.2 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At September 30, 2021 and December 31, 2020, there were approximately 0.6 million and 0.5 million shares available for grant under the 2016 Stock Plan, respectively. At September 30, 2021 and December 31, 2020, 0.2 million options and restricted shares were issued and outstanding under the 2016 Stock Plan for each period.

The fair value of restricted shares for stock-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions for stock awards generally vest over four years for senior management and over one year for the board of directors.

The following is a summary of restricted stock activity under the plans for the nine months ended September 30, 2021:

Restricted
Stock
Number of
Shares
(in thousands)
Unvested restricted stock at January 1, 2021	63
Less restricted stock vested	(62)
Unvested restricted stock at September 30, 2021	1

The following is a summary of stock option activity under the plans for the nine months ended September 30, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Options outstanding at January 1, 2021	343	$5.82	5.62	$—
Less options forfeited/cancelled	(56)	4.31
Options outstanding at September 30, 2021	287	$6.11	4.62	$—

Options exercisable at September 30, 2021	278	$6.16	4.58	$—

There were no stock options granted during the nine months ended September 30, 2021 or 2020. The total fair value of stock options and restricted stock vested in the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively.

NOTE 6 — CONCENTRATION OF CREDIT RISK

For the three months ended September 30, 2021 one significant customer (defined as contributing at least 10%) accounted for 10% of revenue from operations. The significant customer is a large telecommunications operator in Europe. There were no significant customers for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020 one significant customer (defined as contributing at least 10%) accounted for 10% and 10% of revenue from operations, respectively. The significant customer is a large telecommunications operator in Europe.

As of September 30, 2021, one significant customer (defined as contributing at least 10%) accounted for 11% of contract receivables and unbilled work-in-progress. We did not have a significant customer that accounted for approximately 10% of contract receivables and unbilled work-in-progress as of December 31, 2020.

NOTE 7 — LONG-TERM DEBT

On August 16, 2017, we entered into a Term Loan Facility Agreement with East West Bank as lender in the amount of $4.7 million (the “Lumata Facility”). The Lumata Facility required the Company to make monthly principal payments of approximately $0.1 million that commenced on July 31, 2018 and interest at the greater of (a) 3.5% or (b) the variable rate of interest that appears in the Wall Street Journal on a monthly measurement date plus in either case 1.5%. We used the full amount of the Lumata Facility to fund the acquisition of the Lumata companies. The Lumata Facility is secured by all of the assets of EVOL Holdings and the Original Guarantors in accordance with the terms of a Debenture entered into by EVOL Holdings and the Original Guarantors in favor of East West Bank. EVOL Holdings, EVOL Inc. and the Original Guarantors also entered into a Subordination Deed whereby each of the parties agreed to subordinate all loans by and among each other to East West Bank. Lumata France SAS and Lumata UK Ltd are also bound to adhere to the finance documents as additional obligors.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $318,900 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after a period of 8 to 24 weeks as long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

We have met the conditions of the PPP Loan forgiveness program. As authorized by section 1106 of the CARES Act, United States Small Business Administration (“SBA”) has forgiven the PPP loan on May 20, 2021. The forgiveness amount was $318,900 in principal and $3,543 in Interest. We have recorded the forgiveness amount as other income in our unaudited statement of operations. We had used the loan proceeds for purposes consistent with the PPP, including paying for Company wages.

NOTE 8 — INCOME TAXES

The income tax provision for the fiscal year ending December 31, 2021 interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. At September 30, 2021 the Company is currently estimating an annual effective tax rate of approximately 11%.

For three months ended September 30, 2021, we recorded net income tax expense of $0.3 million and tax expense of $0.1 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.3 million. Our effective tax rate was 80% and 52% for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net income tax expense effect of approximately $0.5 million. The Company’s recorded effective income tax rate was 82% including effect of discrete items for the nine months ended September 30, 2021 compared to an effective tax rate of 92% for the nine months ended September 30, 2020. We recorded net income tax expense of $0.7 million for the nine months ended September 30, 2020.

Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2015 through 2020. In July 2021, the Company was notified that the French tax authorities will be conducting a review of the tax years ended December 31, 2018, 2019, and 2020 on one of our French subsidiaries. At this time, we expect no change or no additional tax liability related to the outcome of this review.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year

2018 and updated each year subsequently, the Company finalized a transfer pricing plan with Evolving Systems and its subsidiaries. This transfer pricing plan determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the transfer pricing plan and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $1.1 million and $3.3 million and a corresponding decrease in foreign income before income tax expense in the three and nine months ended September 30, 2021, respectively.

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

	September 30, 2021	December 31, 2020
Long-lived assets, net
United States	$831	$1,352
United Kingdom	1,316	1,578
Other	1,453	1,286
	$3,600	$4,216

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to nine years. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado, New York, New York, London, England, Bangalore and Kolkata India, Johannesburg, South Africa, Kuala Lumpur, Malaysia, Échirolles, France, Cluj-Napoca, Romania and Madrid, Spain. The Company entered into one new nine year lease in Échirolles, France that contributed $0.3 million to our right-of-use asset/operating lease liability in the nine months ended September 30, 2021. Total rent expense consisted of operating lease expense of $0.1 million and short-term lease expense of less than $0.1 million for each of the three months ended September 30, 2021 and 2020. Total rent expense consisted of operating lease expense of $0.3 million and short-term lease expense of $0.1 million for the nine months ended September 30, 2021 versus operating lease of $0.3 million and short term lease expense of $0.2 million for the nine months ended September 30, 2020. There was no sublease rental income for the nine months ended September 30, 2021 and 2020. We paid $0.1 million and $0.4 million against Lease obligations — operating leases in each of the three and nine months ended September 30, 2021, respectively, compared to $0.2 million and $0.5 million in the three and nine months ended September 30, 2020.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

As of
September 30, 2021
Operating leases - right of use assets	$1,033

Operating lease current	$330
Lease obligations — operating leases, net of current portion	696
Total lease liability	$1,026

Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	6.10%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows (in thousands):

For the year ending
December 31,
2021 - Remaining	$93
2022	351
2023	218
2024	121
2025	121
Thereafter	252
Total future minimum lease payments	1,156
Present value adjustment	130
Total	$1,026

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2021 or December 31, 2020.

We enter into standard indemnification terms with customers and suppliers, in the ordinary course of business, for third party claims arising under our contracts. In addition, as we may subcontract the development of deliverables under customer contracts, we could be required to indemnify customers for work performed by subcontractors. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We may be able to recover damages from a subcontractor or other supplier if the indemnification results from the subcontractor’s or supplier’s failure to perform. To the extent we are unable to recover damages from a subcontractor or other supplier, we could be required to reimburse the indemnified party for the full amount. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of September 30, 2021 or December 31, 2020.

Our standard license agreements contain product warranties that the software will be free of material defects and will operate in accordance with the stated requirements for a limited period of time. The product warranty provisions require us to cure any defects through any reasonable means. We believe the estimated fair value of the product warranty provisions in the license agreements in place with our customers is minimal. Accordingly, there were no liabilities recorded for these product warranty provisions as of September 30, 2021 or December 31, 2020.

Our software arrangements generally include a product indemnification provision whereby we will indemnify and defend a customer in actions brought against the customer for claims that our products infringe upon a copyright, trade secret, or valid patent of a third party. We have not historically incurred any significant costs related to product indemnification claims. Accordingly, there were no liabilities recorded for these indemnification provisions as of September 30, 2021 or December 31, 2020.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation and of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. We had recorded a liability in the amount of $0.3 million as of June 30, 2021, such amount is included in other expenses, in our unaudited statement of operations. Settlement was paid in full in July 2021.

NOTE 11 — RESTRUCTURING

During the second quarter of 2021, a reduction in workforce involving the termination of employee resulted in an expense of less than $0.1 million related to severance. This change was related to the consolidations of duplicative functions and alignment of staff with ongoing business activity. This is recorded as a component of restructuring expense on the condensed consolidated statement of operations.

There was no restructuring liability as of September 30, 2021 or December 31, 2020.

NOTE 12 — SUBSEQUENT EVENTS

Equity Purchase Agreement and Software Purchase Agreements

On October 15, 2021, Evolving Systems, Inc. and certain of its subsidiaries (collectively, the “Company”) entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) and two Software Purchase Agreements (the “Software Purchase Agreements” and, together with the Equity Purchase Agreement and the other transaction documents described therein, the “Purchase Agreements”) with subsidiaries and affiliates of PartnerOne Capital, Inc. (the “Purchasers”). The Purchase Agreements contemplate the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements include customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand and other adjustments as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters.

Proceeds from the sale will be payable to the Company as follows: (1) a $37.50 million payment to the Company in cash on the closing date (subject to an adjustment as set forth in the Equity Purchase Agreement), and (2) $2.50 million placed in escrow on the closing date as security for the Company’s indemnification obligations to the Purchasers under the Purchase Agreements, which amount will be released to the Company on or before the date that is twelve months from the closing date (less any portion of the escrow used to make indemnification payments to the Purchasers).

The Purchase Agreements contain customary representations and warranties of each of the parties. The Purchase Agreements contain indemnification rights in favor of the Company following closing for (i) breaches of any of the representations or warranties by the Purchasers including, but not limited to, breaches related to organization, authorization, and governmental authorization, and (ii) breaches of the covenants or agreements of the Purchasers in the Purchase Agreements. In addition, the Purchase Agreements contain indemnification rights in favor of the Purchasers following closing for (i) breaches of certain fundamental representations and warranties by the Company, including breaches related to organization, authorization, capitalization, title to purchased assets, and finders’ fees, (ii) breaches of any of the representations and warranties by the Company, and (iii) breaches of the covenants or agreements of the Company in the Purchase Agreements.

The completion of the transactions contemplated by the Purchase Agreements are subject to customary closing conditions, including the approval of the transactions by the Company’s stockholders.

The Equity Purchase Agreement prohibits the Company and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, during the period from October 15, 2021 and continuing until 11:59 p.m. (EST) on November 15, 2021 (the “Go-Shop Period”), the Company is permitted to solicit, or initiate any acquisition proposal and engage in, enter into, continue or otherwise participate in any discussions or negotiations with respect to any acquisition proposal. At the end of the Go-Shop Period, the Company will cease such activities, and will be subject to customary restrictions on its ability to solicit third party proposals relating to alternative transactions or to provide information to and engage in discussions with a third party (other than any Excluded Party, as described below) in relation to an alternative transaction, subject to certain customary exceptions to permit the Company Board to comply with its fiduciary duties. However, the Company may continue to engage in the foregoing activities with any third party that made an acquisition proposal prior to the end of the Go-Shop Period (each, an “Excluded Party”), but only for so long as such third party’s acquisition proposal is available to the company. Upon the withdrawal or termination of an acquisition proposal from an Excluded Party, such party shall no longer be an Excluded Party.

The Purchase Agreements contain specified termination rights for the parties. The Company has the right to terminate the Purchase Agreements if it enters into a definitive agreement in respect of a Superior Proposal (as defined in the Equity Purchase Agreement), provided that the Company complies with certain notice and other requirements set forth in the Equity Purchase Agreement. In such event, the Company may be required to pay the Purchasers a termination fee equal to $2.0 million.

Simultaneously with the execution of the Purchase Agreements, Singer Children’s Management Trust (the “Stockholder”), which holds approximately 20.8% of the Company’s issued and outstanding common stock, entered into a Voting Agreement with the Purchasers (the “Voting Agreement”). The Voting Agreement requires the Stockholder, so long as the Voting Agreement has not terminated in accordance with its terms, to vote in favor of the Company’s consummation of the transactions contemplated by the Purchase Agreements. The Voting Agreement and the obligations of the Stockholder will terminate upon, among other things, the termination of the Purchase Agreements, the withdrawal by the board of directors of its recommendation that stockholders vote to approve the Purchase Agreements, or the entry by the Company, without the prior written consent of the Stockholder, of an amendment to the Purchase Agreements or a waiver of any term thereof which results in a material decrease in, or material change in the composition of, the purchase price payable under the Purchase Agreements. The Voting Agreement does not limit or affect any actions or omissions taken by any affiliate of the Stockholder in its capacity as a director or officer of the Company and (ii) may not be construed to prohibit, limit, or restrict any stockholder (whether or not affiliated with the Stockholder) from exercising its fiduciary duties as an officer or director of the Company or its remaining stockholders.

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

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $3.6 million in cash and cash equivalents and our $5.9 million in working capital at September 30, 2021, along with our ability to generate positive cash flows from operations for the nine months ended September 30, 2021 and year ended December 31, 2020.

Consolidated revenue was $7.0 million and $6.8 million for the three months ended September 30, 2021 and 2020, respectively and $20.4 million for the nine months ended September 30, 2021 compared to $19.4 million for the same period in 2020, respectively. The increases are primarily related to new projects and upgrades to existing and new clients partially offset by a reduction in work hours as projects near or come to completion.

RESULTS OF OPERATIONS

The following table presents the unaudited condensed consolidated statements of operations reflected as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
License fees	—	1%	1%	2%
Services	100%	99%	99%	98%
Total revenue	100%	100%	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue, excluding depreciation and amortization	30%	31%	32%	33%
Sales and marketing	19%	22%	20%	23%
General and administrative	18%	20%	20%	20%
Product development	19%	16%	19%	16%
Depreciation	3%	1%	2%	1%
Amortization	3%	3%	4%	4%
Restructuring	—	—	—	—
Total costs of revenue and operating expenses	92%	93%	97%	97%

Income from operations	8%	7%	3%	3%

Other (expense) income
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	1%	—
Foreign currency exchange (loss) income	(3%)	(2%)	(2%)	1%
Other (expense) income, net	(3%)	(2%)	(1%)	1%

Income from operations before income taxes	5%	5%	2%	4%

Income tax expense	4%	2%	3%	3%

Net income	1%	3%	(1%)	1%

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

License Fees

License fees revenue was less than $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.1 million is attributable to one time licensing fees from a client in the prior year not repeating this year.

License fees revenue was $0.2 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $0.2 million is attributable to one time license fees from one client in the prior year was offset by new one time license fee with a different client.

Services

Services revenue increased $0.2 million, or 3%, to $6.9 million for the three months ended September 30, 2021 from $6.7 million for the three months ended September 30, 2020. The increase is related to new client projects of $0.5 million, upgrades and new project revenues with existing clients of $0.2 million, and increase in hours worked on existing clients of $0.3 million, partially offset by decrease in hours as projects are completed or near completion of $0.6 million, and a reduction of orders from existing clients of $0.2 million as compared to the corresponding three month period in the prior year.

Services revenue increased $1.2 million, or 6%, to $20.2 million for the nine months ended September 30, 2021 from $19.0 million for the nine months ended September 30, 2020. The increase is related to new client projects of $1.3 million, upgrades and new project revenues with existing clients of $1.2 million, and increase in hours worked on existing clients of $1.0 million, partially offset by decrease in hours as projects are completed or near completion of $1.5 million, a reduction of orders from existing clients of $0.5 million, and client terminations of $0.3 million as compared to the corresponding nine month period in the prior year.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization were consistent at $2.1 million for the three months ended September 30, 2021 and 2020, respectively. Costs remained consistent as slight salary increases were offset by a reduction in other costs. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased 1% to 30% for the three months ended September 30, 2021 from 31% for the three months ended September 30, 2020, as costs were approximately constant as revenue increased due to delivering higher margin work on the new projects and upgrades.

Costs of revenue, excluding depreciation and amortization, consist primarily of personnel costs and other direct costs associated with these personnel, facilities costs, costs of third-party software and partner commissions. Costs of revenue includes product development expenses related to certain software features requested for deployment by the customer and are funded by customers as part of a managed service offering. Costs of revenue, excluding depreciation and amortization were consistent at $6.5 million for the nine months ended September 30, 2021 and 2020, respectively. Costs remained consistent as salary increases were offset by an increase in hours worked by delivery staff on product development projects and a reduction in travel and entertainment costs. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased 1% to 32% for the nine months ended September 30, 2021 from 33% for the nine months ended September 30, 2020, as costs were approximately constant as revenue increased due to delivering higher margin work on the new projects and upgrades.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.2 million, or 13%, to $1.3 million for the three months ended September 30, 2021 from $1.5 million for the three months ended September 30, 2020. The decrease is related to the reduction of $0.2 million in resource costs. As a percentage of total revenue, sales and marketing expenses decreased 3% to 19% for the three months ended September 30, 2021 from 22% for the three months ended September 30, 2020. The decrease is primarily due to aforementioned lower expenses and the increase in revenues.

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation and commissions, travel expenses, advertising, marketing and facilities expenses. Sales and marketing expenses decreased $0.4 million or 9% to $4.1 million for the nine months ended September 30, 2021 from $4.5 million for the nine months ended September 30, 2020. The decrease is related to the reduction of $0.3 million in resource costs as well as a reduction of $0.1 million in lower travel and entertainment costs due to travel restrictions during the global pandemic. As a percentage of total revenue, sales and marketing expenses decreased 3% to 20% for the nine months ended September 30, 2021 from 23% for the nine months ended September 30, 2020, this is primarily due aforementioned lower expenses and the increase in revenues.

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses decreased $0.2 million, or 14% to $1.2 million for the three months ended September 30, 2021 from $1.4 million for the three months ended September 30, 2020. The decrease of $0.2 million related to a $0.1 million decrease in incentive compensation and a $0.1 million decrease in equity compensation. As a percentage of revenue, general and administrative expenses decreased 2% to 18% for the three months ended September 30, 2021 as compared to 20% for the three months ended September 30, 2020. The decrease is primarily due to the aforementioned lower expenses and the increase in revenues.

General and administrative expenses increased $0.2 million, or 5% to $4.1 million for the nine months ended September 30, 2021 from $3.9 million for the nine months ended September 30, 2020. Increase of $0.2 million related to increased professional fees of $0.1 million related to R&D tax credits along with local statutory audit costs, shelf registration, and legal work, increase in equity compensation of $0.1 million, staff cost increase of $0.1 million and increase costs related to third party software of $0.1 million. Partially offset by a decrease in incentive compensation of $0.2 million. As a percentage of revenue, general and administrative expenses remained consistent at 20% for the nine months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expense is primarily due to the aforementioned higher expenses.

Product Development

Product development expenses consist primarily of employee-related costs and subcontractor expenses. Product development expenses increased $0.2 million, or 18%, to $1.3 million for the three months ended September 30, 2021 from $1.1 million for the three months ended September 30, 2020. The increase is primarily related to the additional resource costs. As a percentage of revenue, product development expenses increased 3% to 19% for the three months ended September 30, 2021 from 16% for the three months ended September 30, 2020. The increase in general and product development expense is primarily due to the aforementioned higher expenses.

Product development expenses increased $0.7 million, or 22%, to $3.9 million for the nine months ended September 30, 2021 from $3.2 million for the nine months ended September 30, 2020. The increase is primarily related to the additional resource costs from additional resources and an increase in hours worked on product development projects by delivery staff. As a percentage of revenue, product development expenses increased 3% to 19% for the nine months ended September 30, 2021 from 16% for the nine months ended September 30, 2020. The increase in product development expense is primarily due to the aforementioned higher expenses.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased $0.1 million, or 100%, to $0.2 million for the three months ended September 30, 2021 from less than $0.1 million for the three months ended September 30, 2020. The increase is due to a change in the estimated life of amortized software. As a percentage of total revenue, depreciation expense increased 2% to 3% for the three months ended September 30, 2021 from 1% for the three months ended September 30, 2020.

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased $0.1 million, or 50%, to $0.3 million for the nine months ended September 30, 2021 from $0.2 million for the nine months ended September 30, 2020. The increase is due to a change in the estimated life of amortized software. As a percentage of total revenue, depreciation expense increased 1% to 2% for the nine months ended September 30, 2021 from 1% for the nine months ended September 30, 2020.

Amortization

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.2 million for each of the three months ended September 30, 2021 and 2020, respectively. As a percentage of total revenue, amortization expense was 3% for each of three months ended September 30, 2021 and 2020, respectively.

Amortization expense consists of amortization of identifiable intangibles related to our acquisitions of Evolving Systems Labs, Evolving Systems NC, EVOL BLS, and the Lumata Entities. Amortization expense was $0.7 million for each of the nine months ended September 30, 2021 and 2020. As a percentage of total revenue, amortization expense was 4% for each of nine months ended September 30, 2021 and 2020.

Restructuring

Restructuring expense includes the costs associated with a reduction in workforce due to the consolidation of duplicative functions and alignment of staff with ongoing business activity. Restructuring expense was not incurred for the three months ended September 30, 2021. Restructuring expense for the nine months ended September 30, 2021 was less than $0.1 million. There was no restructuring expense for the three and nine months ended September 30, 2020. As a percentage of total revenue, restructuring expense was 0% for the nine months ended September 30, 2021.

Interest Expense

Interest expense includes the amortization of debt issuance costs and interest expense from our term loans. Interest expense for each of the three months ended September 30, 2021 and 2020 was less than $0.1 million, respectively. As a percentage of revenue, interest expense was 0% for the three months ended September 30, 2021.

Interest expense for the nine months ended September 30, 2021 and 2020 was less than $0.1 million and $0.1 million, respectively. As a percentage of revenue, interest expense was less than 1% for each of the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency Exchange (Loss) Income

Foreign currency exchange (loss) income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased less than $0.1 million to $0.2 million loss for the three months ended September 30, 2021 from a foreign currency exchange loss of $0.1 million for the three months ended September 30, 2020. The decrease was a result of the remeasurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Foreign currency exchange (loss) income resulted from transactions denominated in a currency other than the functional currency of the respective subsidiary and decreased $0.6 million to a $0.4 million loss for the nine months ended September 30, 2021 from foreign currency income of $0.2 million for the nine months ended September 30, 2020. The decrease was a result of the remeasurement of certain non-functional currency denominated financial assets and liabilities of our foreign subsidiaries.

Interest Income and Total Other (Expense) Income, Net

There was interest income and other (expense) income of less than $0.1 million for each of the three months ended September 30, 2021 and 2020.

Other income was $0.3 million for the nine months ended September 30, 2021 compared to other income of less than $0.1 million for the nine months ended September 30, 2020. The income recorded for the forgiveness of the Paycheck Protection Program Loan and foreign research and development credit was offset by expense due to the litigation settlement costs recorded as a liability in relation to the lawsuit filed by a former CEO of the Company. See Note 10 to the financial statements for additional information.

Income Taxes

We recorded net income tax expense of $0.3 million for three months ended September 30, 2021 and tax expense of $0.1 million for the three months ended September 30, 2020. For interim periods during fiscal year ending December 31, 2021, the expense is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. For the three months ended September 30, 2021 the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.3 million. The net expense during the three months ended September 30, 2020 consisted of income tax primarily from our U.K. subsidiary and Indian based operations as well as foreign taxes withheld. Our effective tax rate was 80% and 52% for the three months ended September 30, 2021 and 2020, respectively.

We recorded net income tax expense of $0.5 million and net income tax expense $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. For interim periods during fiscal year ending December 31, 2021, the expense is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to the effects of foreign currency exchange realized transaction gains or losses and foreign taxes withheld. For the nine months ended September 30, 2021 the Company recorded an annual effective tax rate accrual inclusive of the impact of discrete items that resulted in a net tax expense effect of approximately $0.5 million. The net expense during the nine months ended September 30, 2020 consisted of income tax primarily from our U.K. subsidiary, Nigerian and Indian based operations as well as foreign taxes withheld. Our effective tax rate was 82% and 92% for the nine months ended September 30, 2021 and 2020, respectively.

FINANCIAL CONDITION

Our working capital position increased by $0.4 million to $5.9 million as of September 30, 2021 from $5.5 million as of December 31, 2020.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our 2020 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. At September 30, 2021, our principal source of liquidity was $3.6 million in cash and cash equivalents and $5.1 million in contract receivables, net of allowances. Our anticipated uses of cash in the future will be to fund the growth of our business both organically and by expanding our customer base internationally. Other uses of cash will include product development, technology expansion, and capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2021, and 2020 was $1.3 million and $1.8 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to the net income of $0.1 million (plus noncash charges of $1.4 million), increase in unearned revenue of $1.0 million and a decrease in contract receivable of $0.5 million, partially offset by the increase in unbilled work in progress of $0.5 million and income taxes receivable of $0.4 million and an increase in other assets long term of $0.3 million related to the foreign tax credit to be collected in a future period as well as a decrease in accounts payable and accrued liabilities of $0.2 million and a reduction in our lease obligations of $0.3 million.

Cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to the net income inclusive of noncash charges of $1.2 million and a decrease in contract receivable of $3.2 million, partially offset by the increase in unbilled work-in-progress of $2.2 million and decrease in unearned revenue of $0.6 million.

Net cash used in investing activities during the nine months ended September 30, 2021 of $0.3 million was due to the purchase of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2020 of $0.2 million was due to the purchase of property and equipment.

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2021 was related to the final principal payments on our term loan. Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2020 was related to principal payments on our term loan offset by the proceeds received with the Payroll Protection Program.

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

In January 2021, we made our last principal and interest payment on the term loan payable to East West Bank (“EWB”) that required us to maintain specified financial requirements that are defined in the loan agreements. We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

•Our cash and cash equivalents balance at September 30, 2021 of $3.6 million;

•Our working capital balance at September 30, 2021 of $5.9 million; and

•Our ability to generate positive cash flows from operations of $1.3 million for the nine months ended September 30, 2021, and $1.4 million and $1.1 million for the full years ended December 31, 2020 and 2019, respectively.

We are exposed to foreign currency rate risks which impact the carrying amount of our foreign subsidiaries and our consolidated equity, as well as our consolidated cash position due to translation adjustments. For the nine months ended September 30, 2021 and 2020, the effect of exchange rate changes resulted in an decrease of $0.1 million and a decrease of $0.3 million, respectively. We do not currently hedge our foreign currency exposure, but we monitor rate changes and may hedge our exposures if we see significant negative trends in exchange rates.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021.

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

2.4

Evolving Systems, Inc., and Evolving Systems Holdings Ltd., ETI-NET Inc., Investissements Riv Europe Ltee, a Quebec corporation and Said Hini, as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed October 18, 2021 and incorporated herein by reference.

2.5

Software Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc., Evolving Systems NC, Inc., and ETI-NET Inc., as filed as Exhibit 2.2 to the Registrant’s Form 8-K filed October 18, 2021 and incorporated herein by reference.

2.6

Software Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc., Evolving Systems Limited, and ETI-NET Inc. as filed as Exhibit 2.3 to the Registrant’s Form 8-K filed October 18, 2021 and incorporated herein by reference.

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

Date: November 10, 2021	/s/ Mark P. Szynkowski
Mark P. Szynkowski
Senior Vice President of Finance and Secretary (Principal Financial and Accounting Officer)