Form 10-K
period 2021-12-31
EVOLVING SYSTEMS INC
filed 2022-04-11
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number 001-34261

EVOLVING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9800 Pyramid Court, Suite 400 Englewood, CO	80112
(Address of principal executive offices)	(Zip code)

(303) 802-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVOL	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $2.44 per share, which was the last sale price of the common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,570,711.

The number of shares of Common Stock outstanding was 12,333,184 as of April 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2021 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K

For the year ended December 31, 2021

PART I

ITEM 1.    BUSINESS

OVERVIEW

On December 31, 2021, the Company closed on the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) and two Software Purchase Agreements (the “Software Purchase Agreements” and, together with the Equity Purchase Agreement and the other transaction documents described therein, the “Purchase Agreements”) dated as of October 15, 2021, with subsidiaries and affiliates of PartnerOne Capital, Inc. (the “Purchasers”). The Purchase Agreements provided for the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets that provided real-time digital engagement solutions and services in the areas of real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements included customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters. The Company received cash proceeds of $36.0 million and may receive up to an additional $2.5 million in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement.

Simultaneously with the approval by the board of directors of the Company to execute the Purchase Agreements, the board formed a subcommittee of the board (the “Investment Committee”) to evaluate options to maximize the value of the Company’s assets, which, following the closing of the transactions contemplated under the Purchase Agreements, will consist primarily of cash and cash equivalents. The board of directors has authorized the Investment Committee to retain such counsel, experts, consultants or other professionals as the Investment Committee shall deem appropriate from time to time to aid the Investment Committee in the performance of its duties.

Following the sale of its assets in real-time digital engagement solutions and services in December 2021, the Company has decided to evaluate new areas of business and is currently a research and development organization with two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects.

The Company is developing a set of proprietary algorithms that model and predict behavior of dynamic systems. The algorithms it is developing are novel but based on the team’s collective experience having built big data and machine learning systems that drove marketing programs for almost a billion consumers in its previous operating businesses at the Company. There exists a set of code that is currently in an engineering-complete first stage of development and ready for testing and quality control changes. These algorithms can be used for a number of purposes including consumer behavior detection and prediction as well as for the modeling of the behavior of physical and financial objects. In particular, the company is focusing its application on the modeling of the behavior of chaotic crypto-based financial instruments. In 2022, the Company expects that it will implement back-testing of algorithms against historical data sets; migrating to real-time testing against live transaction data and implementing small-scale testing of automated algorithms.

The Company has also begun developing a set of tools and technologies for applying (‘sticking’) symbolic content to physical objects to catalog and, in doing so, gaining the ability to track real-world objects in a novel way. This technique and the databases created as a result can be used in a range of applications including travel, crowd-sourced organic information (crime, parking, etc.), as well as for historical and demographic research.

In this development area of the symbol tagging application, the team is building a set of databases and prototypes which are currently working in a test environment. The development includes a prototype front end which is running on Apple’s iOS as well as a back-end which is based on Java, Linux, and MySQL. This initiative remains in an early, research-oriented stage.

Finally, the Company’s directors and executives maintains an extensive background in mergers and acquisitions (“M&A”) activity. The Company plans to use its cash assets, and network of relationships to seek to acquire businesses and/or assets as well as consider strategic partners.

BOARD OF DIRECTORS

On January 10, 2022, David S. Oros resigned from the Company’s board of directors (“Board”). Mr. Oros had served on the Company’s Board since March 2008 and was a member of the Compensation and Audit Committees and chair of the Corporate

Governance and Nominating Committee. Mr. Oros’ resignation was not the result of any disagreement between Mr. Oros and the Company or the management, Board or any committee of the Board.

On January 10, 2022, Julian D. Singer resigned from the Board. Julian D. Singer had served on the Board since January 2015 and was a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Julian D. Singer’s resignation was not the result of any disagreement between him and the Company or the management, Board or any committee of the Board.

On January 10, 2022, pursuant to Article IV, Sections 18 and 25 of the Bylaws of the Company, the Board adopted a resolution appointing Steven G. Singer and Igor Volshteyn to the Company’s Board effective immediately, to serve until the next annual meeting of stockholders or their earlier death or resignation. Steven Singer will fill the vacancy resulting from the resignation of David S. Oros. Mr. Singer is an “independent” director under the NASDAQ rules and will serve on the Board’s Audit Committee, the Compensation Committee, the Investment Committee and the Corporate Governance and Nominating Committee, which he will chair.

Mr. Volshteyn will fill the vacancy resulting from the resignation of Julian D. Singer. Mr. Volshteyn is an “independent” director under the NASDAQ rules and will serve on the Board’s Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the Investment Committee, which he will chair.

Mr. Singer is a principal of and consultant to Remus Holdings, Inc., a closely held investment business, a position he has held since 2016. Since July 2017, Mr. Singer has served as the chairman of the board of CCUR Holdings, Inc. Since August 2021, he has served as a director of SeaChange International, Inc. Since 2019, he has served as a senior executive consultant to Green Precious Metal Recovery, LLC., an environmentally-friendly precious metals recovery firm. From 2000 to 2016, Mr. Singer served as the Chairman and Chief Executive Officer of American Banknote Corporation, a provider of secure financial products and solutions and a public company through 2007. Prior to that, Mr. Singer had been Executive Vice President and Chief Operating Officer of Remus Holdings, Inc. from 1994 to 2000. Mr. Singer has served on numerous public and private company boards on five continents, that cover a broad range of markets, including: financial and identity transactions and documents; data storage and retrieval; complex web hosting and managed services; cable TV; beverages; energy; textiles; plastics; telecom; and pharmaceuticals and other medical devices and products. Mr. Singer holds a Bachelor of Arts degree from the University of Pennsylvania and a Juris Doctor from Harvard Law School.

Mr. Volshteyn currently serves as President and CEO of CCUR Holdings, Inc., having previously served as interim Chief Operating Officer and President, and Senior Vice President of Business Development since 2019. From August 2020 through November 2021, Mr. Volshteyn served as Chief Financial Officer and a director of Spartacus Acquisition Corporation, a Nasdaq listed special purpose acquisition corporation focused on the TMT industry. Mr. Volshteyn began his career as a research analyst and investment banker at Tejas Securities Group, Inc. focusing primarily on technology and telecommunications and has over 20 years of experience in the investment management industry. Mr. Volshteyn served as the Managing Partner and Chief Investment Officer at Echelon Investment Partners LP from May 2016 to December 2018 and as an analyst and portfolio manager at Millennium Management from July 2007 to March 2016. From August 2019 to February 2020, Mr. Volshteyn served on the board of directors for Goodman Networks, Inc. Mr. Volshteyn holds a Bachelor of Business Administration in Finance, with highest honors, from the University of Texas at Austin.

Messrs. Singer and Volshteyn and the Company have entered into the standard Indemnification Agreement for the Company’s officers and directors.

COMPETITION

We have noted that we are currently engaged in research and development with two initial areas of product focus, each of which is in a research-oriented pre-release mode. The market for these products is highly competitive and subject to rapid technological change, changing industry standards, regulatory developments and consolidation. As the products enter their target markets, we will identify further our principal competitors in each market.

We are also focused on identifying, acquiring and operating fairly valued to undervalued businesses that have growth potential. Due to current market conditions, we face significant competition from strategic and, in particular, financial buyers which, in any instance, may raise seller valuation expectations above what we would consider to be attractive levels for our management and our shareholders. We continue to believe that additional fairly and undervalued opportunities exist and are attainable. We do not intend to pursue what we consider to be over-valued businesses and assets that we believe may not deliver the levels of returns we target.

EMPLOYEES

As of December 31, 2021, we employed 8 people all located in the United States. Our employees are not unionized.

CORPORATE INFORMATION

Evolving Systems was founded in 1985 and is incorporated in Delaware.

Our principal executive offices are located at 9800 Pyramid Court Suite 400, Englewood, Colorado 80112 and our telephone number is 303 802-1000. We maintain a website on the internet at www.symbl.com. Our internet website, and the information contained on it, are not to be considered part of this prospectus supplement.

As part of the sale of the Company’s assets pursuant to the Equity Purchase Agreement, the Company will be in the near future no longer using the name “Evolving Systems”. The Company anticipates changing both its name and stock symbol. The Company currently plans to transition to the name “Symbolic Logic, Inc.”, and the stock symbol SYMB.

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

Risks Related to Our Business and Industry

We are in the development stage of our new business and are not generating any revenue.

The Company is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. We are currently a research and development organization focusing on symbolic tagging of physical objects and self-learning algorithms. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to manage operations and predict future operating results.

We expect operating losses and cannot be certain of our future profitability.

We have accumulated a net deficit through December 31, 2021, of approximately $61.1 million. We expect to incur losses in the foreseeable future as we increase expenditures for the development and marketing of the symbolic tagging of physical objects and self-learning algorithms. The time required for us to become profitable is uncertain, and there can be no assurance that we will achieve profitability on a sustained basis, if at all. As a result of our limited operating history, we have neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including creation of symbolic tagging product that is competitive in the market, our ability to launch symbolic tagging into multiple marketplaces, the success of our self-learning algorithms in the crypto marketplace, our ability to attract, retain and motivate qualified personnel and general economic conditions, and other factors.

The two areas of research the Company is engaged in are both pre-revenue

The Company’s proposed business is in two areas of research activity which are both in their very early stages, with a very limited team. While the Company hopes to be able to invest in and scale this research with the goal of producing products that generate revenue, the Company’ currently has no products and while research activities will continue, there is no guarantee that these particular areas of existing research will lead directly to products that will generate revenue.

We have no approved products on the market and have generated no product revenues to date.

After the sale of our assets, we have entered into a new business and to date, we have no approved products on the market and have generated no product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of the offering, cash on hand, and additional financings, to the extent such financings can be obtained.

If we fail to succeed in the AI market or other new application markets we seek to penetrate into, our revenues, growth prospects and financial condition could be materially and adversely affected.

Until December 2021, we provided real-time digital engagement solutions and services. As of January 2022, we are developing a set of proprietary algorithms that model and predict behavior of dynamic systems and also developing a set of tools and technologies for applying (sticking) symbolic content to physical objects to catalog and in doing so gaining the ability to track real-world objects in a novel way. Our future revenue growth will depend largely on our ability to successfully expand our business in the artificial intelligence market and penetrate into new application markets. We cannot predict how or to what extent the demand for our products in the artificial intelligence market will develop going forward. If the artificial intelligence market does not develop as we currently anticipate and we are unable to penetrate into new application markets, our future revenue and profits could be materially and adversely affected.

The industries in which we intend to operate are characterized by constant changes. If we fail to continuously innovate our business and results of operations may be adversely affected.

The industries in which we intend to operate are characterized by constant changes, including rapid technological evolution, continual shifts in customer demands, frequent introductions of new products and solutions and constant emergence of new industry standards and practices. Thus, our success will depend, in part, on our ability to respond to these changes in a cost-effective and timely manner. We need to anticipate the emergence of new technologies and assess their market acceptance. We also need to invest significant resources in research and development in order to become competitive in the market.

Our business is difficult to evaluate because we have no operating history.

As we recently began pursuing new business lines, this business has no operating history or revenue and there cannot be any assurance that our new business will generate revenue. The Company has had no recent operating history nor any revenues or earnings from operations since inception. Other than cash on hand of approximately $39.4 million, we have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, until our new business can generate revenue.

Risks Related to Acquisitions

We may engage in acquisitions or strategic alliances that could disrupt our business, result in increased expenses, reduce our financial resources and cause dilution to our shareholders. We cannot assure you that such acquisitions or strategic alliances may be successfully implemented.

We may look for potential acquisitions or strategic alliances to expand our business. However, we may not be able to find suitable acquisition candidates, complete acquisitions on favorable terms, if at all, or integrate any acquired business, products or technologies into our operations. If we do complete acquisitions, they may be viewed negatively by customers or investors and they may not enable us to strengthen our competitive position or achieve our goals. In addition, any acquisitions that we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Moreover, acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses and could result in increases in amortization expenses related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results.

We may consider potential business or asset acquisitions in different industries, and stockholders may have no basis at this time to ascertain the merits or risks of any business or asset that we may ultimately operate or acquire.

Our business strategy contemplates the potential acquisition of one or more additional operating businesses or other assets that we believe will provide returns on equity at least equal to or better than our previous businesses and/or enhance the returns achieved from our former operating segments. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of a target business or asset with which we may ultimately effect a business combination, acquisition, or other investment. Although we will seek to evaluate the risks inherent in any particular business or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to assess. We may pursue business combinations, asset acquisitions, or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of any such transaction before we become committed to the transaction(s).

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and assets and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments has required and will continue to require substantial management time and attention, in addition to costs for accountants, attorneys, and others engaged from time to time to assist management. If a decision is made not to complete a specific business combination, asset acquisition, or other investment, the costs incurred up to that point relating to the proposed transaction likely would not be recoverable and would be borne by us. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition or business combination, we may be required to take write-downs or write-offs, incur restructuring costs, and incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and share price, which could cause stockholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine or an asset which we acquire, we cannot assure stockholders that this diligence will identify all material issues that may be present with respect to a particular target business or asset, that it would be possible to uncover all material issues through a customary and reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items, and therefore will not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or associated with a target asset, or by virtue of our obtaining debt financing in connection with our future operations. Accordingly, stockholders could suffer a significant reduction in the value of their shares.

We may issue additional shares of common stock or other securities to complete business combinations or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes our Board of Directors to issue shares of our common stock or preferred stock, from time to time, in their business judgment, up to the amount of our then-authorized capitalization. We may issue a substantial number of additional shares of our common stock, and may issue shares of our preferred stock, in order to complete business combinations, raise additional capital, or under employee incentive plans. These issuances:

●	may significantly dilute stockholders’ equity interests;
●	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued; and
●	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination or acquire assets, which may adversely affect our leverage and financial condition, and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination or asset acquisition are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of the covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay any declared dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions, and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate or intend to operate;
●	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy, and other purposes, and other disadvantages compared to our competitors who have less debt.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications, or abilities to manage the target business.

When evaluating a prospective target business, even with diligent efforts, we may not be able to assess the performance of the target business’s management fully, due to necessary restraints on time, resources, and information. Moreover, when assessing private companies, it may be difficult to assess how well a target company’s management will be able to adjust to operating within the confines of a public company structure. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect, and such management may lack the skills, qualifications, or abilities we expected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage such business or operate within the confines of a public company, the operations and profitability of the post-combination business may be negatively impacted.

We may attempt to complete business combinations with private companies about which limited information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our business acquisition strategy, we may seek to effect business combinations with privately held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination based on limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

We may be required to expend substantial sums in order to bring the companies we acquire into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire and evaluate the company’s internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies.

Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Risks Related to Information Technology and our Computer Systems

Cyberattacks and security vulnerabilities could lead to reduced future revenues, increased costs, liability claims, or harm to our competitive position.

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

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.

Techniques used to obtain unauthorized access or use or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

Risks Related to Employees

Future success is highly dependent on the ability of management.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified new business opportunities.

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

Attracting and retaining talented employees is key to our success. The market for skilled workers in our industry is very competitive. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our software solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. We have at times experienced high employee turnover and difficulty in recruiting and retaining technical personnel. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to develop new products.

Risks Related to Accounting Policy

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

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock has been and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid.

In addition, in the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies. Such litigation and any litigation that may be instituted against us, our officers and/or our directors in the future, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to satisfy applicable listing standards, including compliance with the minimum market value of listed securities requirement, our common stock may be delisted from the NASDAQ Capital Market.

On December 9, 2021, we received a letter from the NASDAQ regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

There can be no assurances, that we will be successful in maintaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Capital Market. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Markets, another over-the-counter quotation system where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.

We have established and continue to maintain, assess, and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition, and operating results could be materially adversely affected. As reported elsewhere in this Annual Report on Form 10-K, we experienced a material weakness in our internal control related to our presentation and classification for the disposition of assets. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately or timely report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or Nasdaq. Any such action or restatement of prior period financial results as a result could harm our business or investors’ confidence in the Company and could cause our stock price to fall.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions, which make it more difficult for stockholders to replace members of our board of directors, may frustrate or prevent attempts by our stockholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team. These provisions include the following:

●	our stockholders cannot take action by written consent;

●	we have advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings;
●	our stockholders can only remove directors without cause by super majority vote; and
●	our stockholders can only amend our bylaws or certain Board of Directors-related provisions of our amended and restated certificate of incorporation by a super majority vote.

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

In June 2016, our Board of Directors suspended our quarterly dividends. Any decision to pay dividends in the future and the amount of any dividend we may declare will depend on general business conditions, the impact of such payment on our financial statements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially own 41% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

General Risk Factors

A pandemic, epidemic, or outbreak of infectious disease such as the current coronavirus (COVID-19) pandemic could have an adverse effect on our business, operating results or financial condition.

Our business could be adversely impacted by the effects of a pandemic, epidemic, or outbreak of an infectious disease, such as the recent and ongoing COVID-19 outbreak in various parts of the world in which we operate, which has been declared a global pandemic by the World Health Organization. This outbreak could adversely impact our operations, the operations of our potential customers and the global economy. Disruptions to our business include restrictions on our ability to travel and distribute our products, suspension or government-mandated shutdown of operations by us or our customers. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2021, we leased office facilities totaling approximately 800 square feet, including approximately 400 square feet for our corporate headquarters in Englewood, Colorado. We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

We lease office space at various locations which are shown below.

Location	Square Footage	Lease Expiration
Englewood, Colorado	400	month-to-month
New York, New York	391	1/31/2022

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021 and is included in other income, net from continuing operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOL.”

Holders of Record

As of April 7, 2022, there were approximately 69 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Evolving Systems’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services and revenue. In some cases, words such as “anticipates”, “expects”, “intends”, “plans”, “believes” or “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in “Item 1A - Risk Factors.”

OVERVIEW

On December 31, 2021, the Company closed on the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) and two Software Purchase Agreements (the “Software Purchase Agreements” and, together with the Equity Purchase Agreement and the other transaction documents described therein, the “Purchase Agreements”) dated as of October 15, 2021, with subsidiaries and affiliates of PartnerOne Capital, Inc. (the “Purchasers”). The Purchase Agreements provided for the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets that provided real-time digital engagement solutions and services in the areas of real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements included customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters. The Company received cash proceeds of $36.0 million and may receive up to an additional $2.5 million in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement.

Simultaneously with the approval by the board of directors of the Company to execute the Purchase Agreements, the board formed a subcommittee of the board (the “Investment Committee”) to evaluate options to maximize the value of the Company’s assets, which, following the closing of the transactions contemplated under the Purchase Agreements, will consist primarily of cash and cash equivalents. The board of directors has authorized the Investment Committee to retain such counsel, experts, consultants or other professionals as the Investment Committee shall deem appropriate from time to time to aid the Investment Committee in the performance of its duties.

Following the sale of its assets in real-time digital engagement solutions and services in December 2021, the Company has decided to evaluate new areas of business and is currently a research and development organization with two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. Additionally, the Company maintains an extensive background in mergers and acquisitions (“M&A”) activity. The Company plans to use cash assets, and network of relationships to seek opportunities to acquire partners either for more generic partnership or for M&A activities.

RECENT DEVELOPMENTS

We reported a net loss from continuing operations of $3.4 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

COVID-19

Evolving Systems provided software solutions and services throughout the world. The COVID-19 global outbreak caused instability and volatility in multiple markets where our clients conduct business. We leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel had delayed interactions with our clients on projects and in the traditional modes of sales development as well as limited our interactions with prospective M&A targets.

NASDAQ

On December 9, 2021, we received a letter from the NASDAQ regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

GOING CONCERN

We believe our current liquidity and funds from the Purchase Agreements will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. In making this assessment, we considered our $39.4 million in cash and cash equivalents and our $37.7 million in working capital at December 31, 2021.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format:

	For the Years Ended December 31,
	2021	2020	Change	%

	(in thousands, except percentages)
Revenue	$—	$—	$—	n/a

OPERATING EXPENSES
General and administrative	3,427	2,851	576	20%
Depreciation	3	3	—	n/a
Total operating expenses	3,430	2,854	576	20%

Loss from operations	(3,430)	(2,854)	(576)	20%

Other (expense) income
Interest expense	(2)	(79)	77	(97)%
Other income, net	—	11	(11)	(100)%
Other (expense) income, net	(2)	(68)	66	(97)%

Loss from continuing operations before income taxes	(3,432)	(2,922)	(510)	17%
Income tax expense	—	—	—	n/a
Net loss from continuing operations	(3,432)	(2,922)	(510)	17%
Income from discontinued operations before income taxes	3,537	4,393	(856)	(19)%
Gain on sale of discontinued operations	20,840	—	20,840	100%
Income tax expense from discontinued operations	3,500	828	2,672	323%
Net income from discontinued operations	20,877	3,565	17,312	486%
Net income	$17,445	$643	$16,802	2,613%

Expenses from Continuing Operations

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.5 million, or 20% to $3.4 million for the year ended December 31, 2021 from $2.9 million for the year ended December 31, 2020. The increase of $0.5 million is due to $0.4 million increase of incentive compensation related to the completion of the Purchase Agreements and $0.2 million increase in employee costs related to additional staff.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained constant at less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Non Operating Income and Expenses

Interest Expense

Interest expense related to financing and remained constant at less than $0.1 million in interest expense for the years ended December 31, 2021 and 2020.

Other Income,net

There was other expense of less than $0.1 million for the year ended December 31, 2021. Other income was less than $0.1 million for the year ended December 31, 2020. The decrease was the result of litigation settlement costs recorded as a liability in relation to the lawsuit filed by a former CEO of the Company (see Note 10 to the financial statements for additional information) offset by income recorded for the forgiveness of the Paycheck Protection Program Loan.

Income Taxes

We recorded no net income tax expense from continuing operations for the years ended December 31, 2021 and 2020 respectively.

Tax expense from discontinued operations of $3.5 million for the year ended December 31, 2021 consisting of $3.4 million income tax expense from gain from sale of discontinued operations in the US and one UK subsidiary related to sale of software rights and profits, $0.3 million income tax expense incurred by our Indian based operations, and $0.3 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit offset by Research and Development credits from our U.K. based operations of $0.5 million. Tax expense from discontinued operations of $0.8 million for the year ended December 31, 2020 consisting of $0.2 million in the U.S, $0.3 million current income tax expense incurred by our Indian based operations, $0.2 million income tax expense from one UK subsidiary, and $0.8 million of foreign taxes paid for with holdings of local taxes that could not be used as a tax credit offset by Research and Development credits from our U.K. based operations of $0.3 million, a deferred tax benefit of $0.2 million related to the US Company's utilization of foreign tax credits, and $0.3 million deferred tax benefit from losses incurred by our other UK and European subsidiaries.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2021, and 2020, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

Discontinued Operations

On December 31, 2021, the Company closed on the terms for the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets. The financial results of discontinued operations primarily reflect the results of our foreign operating subsidiaries conducting business as provider of real-time digital engagement solutions and services of software solutions and services to the wireless carriers throughout the world. This included the Company’s portfolio of solutions and services for real-time analytics, customer acquisition and activation, customer value management and loyalty for the telecom industry promoting partnerships into retail and financial services.

FINANCIAL CONDITION

Our working capital position increased by $32.2 million to $37.7 million as of December 31, 2021 from $5.5 million as of December 31, 2020. The increase in working capital is related to the increase in cash and cash equivalents related to the proceeds from the sale of assets, partially offset by the disposal of assets sold.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. On December 31, 2021, the Company closed on the terms of the Purchase Agreements. Following the sale of its assets in December 2021, the Company is currently conducting research and development in two initial areas of product focus, each of which are in research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. At December 31, 2021, our principal source of liquidity was $39.4 million in cash and cash equivalents. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities. Other uses of cash may include capital expenditures and technology expansion.

On April 15, 2020, the Company received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of eight to twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We have met the conditions of the PPP Loan forgiveness program. As authorized by section 1106 of the CARES Act, United States Small Business Administration (“SBA”) has forgiven the full amount of PPP loan on May 20, 2021. We recorded the forgiveness amount as other income. We had used the loan proceeds for purposes consistent with the PPP, including paying for Company wages.

On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation and of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. We had recorded a liability in the amount of $0.3 million as of June 30, 2021 such amount is included in other income, net, in our statement of operations. The settlement liability was paid in full in July 2021.

Net cash provided by operating activities for the year ended December 31, 2021 was $1.8 million due to net income of $17.4 million plus a decrease in unbilled work-in progress of $0.4 million, a decrease in prepaid and other assets of $0.2 million, a decrease in income tax receivable of $0.3 million, an increase in income taxes payable of $2.1 million, and an increase in unearned revenue of $1.0 million, partially offset by noncash charges of $18.8 million, an increase in contract receivable of less than $0.2 million, a decrease in accounts payable and accrued liabilities of $0.2 million, and a decrease of $0.4 million in lease obligations - operating leases. Net cash provided by operating activities for the year ended December 31, 2020 was $1.4 million primarily due to the net income of $0.6 million plus noncash charges of $1.4 million, a decrease in contract receivable of $1.3 million, and a decrease of $0.7 million in income tax receivable as refunds were collected. These were partially offset by the increase in unbilled work-in-progress of $2.1 million, a $0.2 million increase in prepaid and other assets, and decrease in unearned revenue of $0.4 million.

Net cash provided by investing activities for the year ended December 31, 2021 of $34.8 million was primarily due to proceeds from the sale of business. Net cash used in investing activities for the year ended December 31, 2020 of $0.3 million was due to the purchase of computer equipment and software.

Net cash used in financing activities was $0.1 million for the year ended December 31, 2021 was related to the final principal payments on our term loan. Net cash used in financing activities was $1.1 million for the year ended December 31, 2020 was related to principal payments on our term loan offset by the proceeds received with the Payroll Protection Program.

We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Annual Report on Form 10-K. In making this assessment we considered the following:

●	Our cash and cash equivalents balance at December 31, 2021 of $39.4 million; and
●	Our working capital balance at December 31, 2021 of $37.7 million

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Discontinued Operations

A business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and represents a strategic shift that had a major impact on the Company. The results of discontinued operations are aggregated and presented separately in the consolidated balance sheets and consolidated statements of operations. Additionally, the carrying amounts of the assets and liabilities for the entities sold have been reclassified in the consolidated balance sheets.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evolving Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evolving Systems, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes:

The Company’s provision for income taxes was significantly affected by the sale and transfer of substantially all operating subsidiaries, including foreign entities, and assets which occurred on December 31, 2021. The Company had implemented transfer pricing plans that significantly impact the amount of taxes incurred in certain jurisdictions. The Company’s deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, foreign tax credits, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable.

We identified the accounting for income taxes as a critical audit matter due to the audit effort relating to the following:

●	The subjectivity involved in evaluating the recoverability of the deferred tax assets.
●	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of the transfer pricing plans.

●	Complexity in the application of relevant US and foreign tax regulations, particularly as it related to the sale and transfer of substantially all operating subsidiaries and assets.

Our principal audit procedures related to the Company’s accounting for income taxes included the following:

●	We evaluated management’s significant accounting policies related to accounting for income taxes for reasonableness.
●	We evaluated management’s conclusions regarding the recoverability of its deferred tax assets.
●	We involved our firm’s U.S. tax professionals, with specialized skills and knowledge, and engaged a component auditor firm in the United Kingdom, with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations.
●	We involved subject-matter-experts within the firm, who assisted in assessing the conclusions reached in the Company’s transfer pricing studies and plans, and the tax treatment relating to the sale and transfer of substantially all operating subsidiaries, including foreign entities, and assets of the Company.

Gain on Sale of Discontinued Operations:

As discussed in Note 1 to the consolidated financial statements, on December 31, 2021, the Company closed on the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets, and accordingly, the Company recognized on a gain on the disposition. The operating results of the related business operations are reported in the consolidated financial statements as discontinued operations. The calculation of the gain on sale is significantly impacted by the amount of revenue recognized in discontinued operations. There is significant judgment exercised by the Company in determining revenue recognition in discontinued operations which includes:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services that are sold with cloud-based or managed services.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, contract modifications, combining contracts).
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services.
●	Estimating the extent of progress towards project completion of the performance obligation (e.g. estimate of hours to complete)

Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognized in discontinued operations for customer agreements was extensive and required a high degree of auditor judgment.

Our principal audit procedures related to the Company’s revenue recognition included in discontinued operations for customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer agreements and performed the following procedures:
o	Obtained and read contract source documents.
o	Tested management’s identification and treatment of contract terms.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o	We evaluated the reasonableness of management’s determination of the performance obligations included in the contract, and the selected method of measuring of progress for over time recognition.
o	We evaluated the reasonableness of management’s conclusions of stand-alone selling prices for products and services.
o	For those performance obligations that use an input method measure of progress based upon labor hours, we tested a selection of actual labor hours incurred and evaluated management’s estimates of remaining hours to complete the performance obligation. Further, we compared management’s previous estimates to actual results. For those performance obligations that were completed in the period, we validated the completion through applicable supporting documentation.
o	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized as part of discontinued operations in the financial statements.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Philadelphia, PA

April 8, 2022

EVOLVING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$39,445	$241
Prepaid and other current assets	106	219
Current assets of discontinued operations	—	13,447
Total current assets	39,551	13,907
Property and equipment, net	4	5
Deferred income taxes, net	—	500
Non-current assets of discontinued operations	—	4,664
Total assets	$39,555	$19,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,252	$579
Income taxes payable	575	459
Current liabilities of discontinued operations	—	7,416
Total current liabilities	1,827	8,454
Long-term liabilities:
Term loans, net of current portion	—	319
Non-current liabilities of discontinued operations	—	613
Total liabilities	1,827	9,386

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,437,073 shares issued and 12,258,184 shares outstanding as of December 31, 2021 and 12,374,798 shares issued and 12,195,909 shares outstanding as of December 31, 2020	12	12
Additional paid-in capital	100,024	99,776
Treasury stock, 178,889 shares as of December 31, 2021 and December 31, 2020, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	—	(10,345)
Accumulated deficit	(61,055)	(78,500)
Total stockholders' equity	37,728	9,690
Total liabilities and stockholders' equity	$39,555	$19,076

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020

Revenue	$—	$—

OPERATING EXPENSES
General and administrative	3,427	2,851
Depreciation	3	3
Total operating expenses	3,430	2,854
Loss from operations	(3,430)	(2,854)
Other (expense) income
Interest expense	(2)	(79)
Other income, net	—	11
Other (expense) income, net	(2)	(68)
Loss from continuing operations before income taxes	(3,432)	(2,922)
Income tax expense	—	—
Net loss from continuing operations	(3,432)	(2,922)
Discontinued operations (Note 2)
Income from discontinued operations before income taxes	3,537	4,393
Gain on sale of discontinued operations	20,840	—
Income tax expense from discontinued operations	3,500	828
Net income from discontinued operations	20,877	3,565
Net income	$17,445	$643
Basic loss per common share from continuing operations	$(0.28)	$(0.24)
Basic earnings per common share from discontinued operations	$1.70	$0.29
Diluted loss per common share from continuing operations	$(0.28)	$(0.24)
Diluted earnings per common share from discontinued operations	$1.70	$0.29
Weighted average basic shares outstanding	12,245	12,187
Weighted average diluted shares outstanding	12,258	12,271

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2021	2020
Net income	$17,445	$643

Other comprehensive income/(loss)
Foreign currency translation loss	(23)	(292)
Reclassification of foreign currency translation adjustment into earnings as a result of discontinued operations	10,368	—
Comprehensive income	$27,790	$351

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2020	12,163,834	$12	$99,555	$(1,253)	$(10,053)	$(79,143)	$9,118
Restricted stock vested	32,075	—	—	—	—	—	—
Stock-based compensation expense	—	—	221	—	—	—	221
Net income	—	—	—	—	—	643	643
Foreign currency translation loss	—	—	—	—	(292)	—	(292)
Balance at December 31, 2020	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	62,275	—	—	—	—	—	—
Stock-based compensation expense	—	—	248	—	—	—	248
Net income	—	—	—	—	—	17,445	17,445
Foreign currency translation loss	—	—	—	—	(23)	—	(23)
Net reclassification of foreign currency translation adjustment from sale of foreign subsidiaries pursuant to the Purchase Agreements	—	—	—	—	10,368	—	10,368
Balance at December 31, 2021	12,258,184	$12	$100,024	$(1,253)	$—	$(61,055)	$37,728

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,445	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	398	216
Amortization of intangible assets	941	940
Amortization of debt issuance costs	—	6
Amortization of operating leases — right of use assets	365	272
Stock-based compensation expense	248	221
Foreign currency transaction income, net	(197)	(77)
Bad debt expense, net of recoveries	88	(92)
Provision (benefit) for deferred income taxes	542	(56)
Gain from sale of business	(20,840)	—
Gain on PPP Loan forgiveness	(319)	—
Change in operating assets and liabilities:
Contract receivables	(165)	1,286
Unbilled work-in-progress	371	(2,095)
Prepaid and other assets	206	(195)
Accounts payable and accrued liabilities	(191)	337
Income tax receivable	270	683
Income tax payable	2,094	—
Unearned revenue	956	(391)
Lease obligations — operating leases	(366)	(270)
Net cash provided by operating activities	1,846	1,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(387)	(268)
Proceeds on sale of property and equipment	—	2
Proceeds from sale of business, net of cash transferred	35,191	—
Net cash provided by (used in) investing activities	34,804	(266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(142)	(1,370)
Proceeds from loan	—	319
Net cash used in financing activities	(142)	(1,051)
Effect of exchange rate changes on cash and cash equivalents	174	(424)
Net increase (decrease) in cash and cash equivalents	36,682	(313)
Cash and cash equivalents at beginning of year	2,763	3,076
Cash and cash equivalents at end of year	$39,445	$2,763
Supplemental disclosure of cash and non-cash transactions:
Interest paid	$10	$66
Income taxes paid, net of refunds	$468	$(269)
Supplemental non-cash amounts of transaction costs from sale of business	$646	$—
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$370	$41

The accompanying notes are an integral part of these consolidated financial statements

EVOLVING SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — On December 31, 2021, the Company closed on the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) and two Software Purchase Agreements (the “Software Purchase Agreements” and, together with the Equity Purchase Agreement and the other transaction documents described therein, the “Purchase Agreements”) dated as of October 15, 2021, with subsidiaries and affiliates of PartnerOne Capital, Inc. (the “Purchasers”). The Purchase Agreements provided for the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements included customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters. The Company received cash proceeds of $36,032,899 and may receive up to an additional $2,500,000 in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement.

Following the sale of its assets in December 2021, the Company is currently a research and development organization with two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects.

On December 9, 2021, we received a letter from the NASDAQ regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

Evolving Systems provided software solutions and services throughout the world. The COVID-19 global outbreak caused instability and volatility in multiple markets where our clients conduct business. We leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel had delayed interactions with our clients on projects and in the traditional modes of sales development as well as limited our interactions with prospective M&A targets.

We believe our current liquidity and funds from our ongoing operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. In making this assessment, we considered our $39.4 million in cash and cash equivalents and our $37.7 million in working capital at December 31, 2021.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We made estimates with respect to income tax valuation and fair value of stock-based compensation amounts. Actual results could differ from these estimates.

Principles of Consolidation — The audited consolidated financial statements include the accounts of Evolving Systems, Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations — A business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and represents a strategic shift that had a major impact on the Company. The results of discontinued operations are aggregated and presented separately in the consolidated balance sheets and consolidated statements of operations. Additionally, the carrying amounts of the assets and liabilities for the entities sold for all years presented have been reclassified in the consolidated balance sheets and consolidated statements of operations.

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

Concentration of Credit Risk — We are subject to concentration of credit risk with respect to our cash and cash equivalents, which we attempt to minimize by maintaining our cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”).

Cash and cash equivalents were covered under a FDIC program as of December 31, 2021 up to a maximum coverage amount of $0.5 million. Our cash and cash equivalents in excess of FDIC program limits was $38.9 million for the year ended December 31, 2021. All of our cash was covered for the year ended December 31, 2020.

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

Leases — A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Leases (Topic 842). For the Company, Leases (Topic 842) primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Currently we have no long-term leases.

Recently Adopted Accounting Pronouncements — In December 2019, the FASB issued Accounting Standards Update (“ASU”) ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 modifies ASC 740 to simplify the accounting for income taxes and eliminates certain exceptions to the general principles in ASC 740. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing the incremental approach for intra-period allocation where there is a loss from continuing operations, and income or a gain from other items, and the general methodology for calculating income taxes in interim periods when a year-to-date loss exceeds the anticipated loss for the year. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill, reporting the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the first interim period that includes the enactment date, and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The amendments in this ASU resulted in our reporting of no tax expense from continuing operations on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (ASC 260), Debt—Modifications and Extinguishments (ASC 470-50), Compensation—Stock Compensation (ASC 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815-40). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in ASC 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on our consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 — DISCONTINUED OPERATIONS

On December 31, 2021, Evolving Systems, Inc. and certain of its subsidiaries completed the Equity Purchase Agreement and two Software Purchase Agreements with subsidiaries and affiliates of Partner One Capital, Inc. The Purchase Agreements contemplate the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements include customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand and other adjustments as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters.

Proceeds from the sale will be payable to the Company as follows: (1) a $37.5 million payment to the Company in cash on the closing date (adjusted as set forth in the Equity Purchase Agreement), and (2) $2.5 million placed in escrow on the closing date as security for the Company’s indemnification obligations to the Purchasers under the Purchase Agreements, which amount will be released to the Company on or before the date that is twelve months from the closing date (less any portion of the escrow used to make indemnification payments to the Purchasers). The Company received cash proceeds of $36.0 million and may receive up to an additional $2.5 million in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement and included in the cash and cash equivalents in our consolidated balance sheets.

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

Accordingly, the operating results of its operations in the entities and related business operations sold for all years presented have been reclassified in the consolidated statements of operations as “income from discontinued operations”. Interest expense that is specifically identifiable to debt related to the entities sold qualifies as discontinued operations and is allocated to interest expense from discontinued operations in the Company’s consolidated financial statements. Additionally, the carrying amounts of the assets and liabilities for the entities sold for all years presented have been reclassified in the consolidated balance sheets.

The following table presents the financial results of the discontinued operations:

	For the Years Ended December 31,
	2021	2020
Revenue	$26,898	$26,352
Costs of revenue	(8,759)	(8,837)
Sales and marketing	(5,509)	(6,000)
General and administrative	(2,361)	(2,201)
Product development	(5,291)	(4,327)
Depreciation	(395)	(213)
Amortization	(941)	(940)
Restructuring	(61)	—
Interest expense	(5)	—
Interest income	10	14
Other income	301	175
Foreign currency exchange (loss) income	(350)	370
Income tax expense	(3,500)	(828)
Net income from discontinued operations	$37	$3,565
Gain on sale of discontinued operations	$20,840	$—

Proceeds from the sale of the business have been presented in the Consolidated Statement of Cash Flows under investing activities for the year ended December 31, 2021. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow is required for discontinued operations. Cash flow information relating to the discontinued operations for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2021	2020
Operating cash flow data:
Depreciation	$395	$213
Amortization of operating leases — right of use assets	365	272
Amortization of intangible assets	941	940
Provision for deferred income taxes	42	(56)
Bad debt expense, net of recoveries	88	(92)
Investing cash flow data:
Purchases of property and equipment	(385)	(265)

December 31, 2020
Cash and cash equivalents per balance sheet	$241
Cash and cash equivalents classified within current assets of discontinued operations	2,522
Ending cash and cash equivalents balance per statement of cash flows	$2,763

The carrying amounts of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheets as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Assets of discontinued operations:
Current assets of discontinued operations:
Cash and cash equivalents	$—	$2,522
Contract receivables, net	—	5,681
Unbilled work in progress	—	3,365
Prepaid and other current assets	—	1,609
Income tax receivable	—	270
Total current assets of discontinued operations:	—	13,447
Non-current assets of discontinued operations:
Property and equipment, net	—	527
Operating leases - right of use asset, net		915
Amortizable intangible assets, net	—	2,769
Deferred income taxes	—	453
Total non-current assets of discontinued operations:	—	4,664
Total assets of discontinued operations	$—	$18,111

Liabilities of discontinued operations:
Current liabilities of discontinued operations:
Accounts payable and accrued liabilities and income taxes payable	$—	$3,267
Term loan	—	142
Lease obligations, current	—	294
Unearned revenue	—	3,713
Total current liabilities of discontinued operations:	—	7,416
Non-current liabilities of discontinued operations:
Lease obligations, net of current	—	613
Total non-current liabilities of discontinued operations:	—	613
Total liabilities of discontinued operations	$—	$8,029

The gain on sale of discontinued operations was determined as follows:

Year Ended December 31, 2021
Purchase price	$40,000
Closing adjustments	(1,467)
Net book value of assets sold	(6,461)
Transaction costs	(864)
Currency translation adjustment reclassified from accumulated other comprehensive loss	(10,368)
Gain on sale of discontinued operations	$20,840

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31,
	2021	2020
Accounts payable and accrued liabilities:
Accounts payable	$83	$250
Accrued compensation and related expenses	538	264
Accrued liabilities	631	65
	$1,252	$579

NOTE 4 — LONG-TERM DEBT

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

We have met the conditions of the PPP Loan forgiveness program. As authorized by section 1106 of the CARES Act, United States Small Business Administration (“SBA”) has forgiven the PPP loan on May 20, 2021. The forgiveness amount was $318,900 in principal and $3,543 in interest. We have recorded the forgiveness amount within other (expense) income, net offset against interest expense in our audited statement of operations. We had used the loan proceeds for purposes consistent with the PPP, including paying for Company wages.

NOTE 5 — INCOME TAXES

We recorded no net income tax expense from continuing operations for the years ended December 31, 2021 and 2020 respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. The CARES Act did not have a material impact on the results reported for the years ended December 31, 2021 and 2020.

Global Intangible Low-taxed Income

We recognize the tax on global intangible low-taxed income (“GILTI”) as a period cost in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

Transfer Pricing Adjustments, net

The Company’s tax positions include the Company’s intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal year 2018 and updated each year subsequently, the Company finalized a transfer pricing plan with Evolving Systems and its subsidiaries. This transfer pricing plan determined the amount of income which is taxable in each respective jurisdiction. The Company applied this methodology in accordance with the transfer pricing plan and the adjustments necessary to reflect the reduction in U.S. pre-tax income resulted in an increase in domestic income before income tax expense of $4.6 million and a corresponding decrease in foreign income before income tax expense for the years ended December 31, 2021 and 2020, respectively, and is included in income tax expense from discontinuing operations on the Consolidated Statements of Operations.

The components of loss from continuing operations before income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Domestic	$(3,432)	$(2,922)
Total	$(3,432)	$(2,922)

The income tax expense from continuing operations consists of the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$(825)	$(581)
State	—	—
Total Current	(825)	(581)
Deferred:
Federal	825	581
Total Deferred	825	581
Total	$—	$—

As of December 31, 2021, and 2020 we had no Federal NOL carryforwards remaining. As of December 31, 2021, we had state NOL’s of approximately $16.2 million. The state NOL carryforwards expire at various times beginning in 2022 and ending in 2037.

In our U.S. Federal income tax returns we historically deducted income taxes paid to various countries. Our income tax calculations have historically been under the regular and AMT regulations found in U.S. tax laws. The U.S. tax system contains rules to alleviate the burden of double taxation on income generated in foreign countries and subject to tax in such countries. The U.S. allows for either a deduction or credit of such foreign taxes against U.S. taxable income (“Foreign Tax Credit” or “FTC”). An election to either claim a deduction or FTC on such foreign income taxes can be made each tax year, independent from elections made in other years. An FTC reduces a company’s actual U.S. income tax on a dollar-for-dollar basis, while a deduction reduces only the company’s income subject to tax. As the election to claim the FTC or deduction is made on an annual basis, we intend to compare benefits to either claim a deduction or FTC on an annual basis. We had approximately $4.0 million of FTC deferred tax assets to carryforward into 2022 and subsequent years. As of December 31, 2021, we did not have FTC deferred tax asset balance, net of its valuation allowance.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Foreign tax credits carryforwards	$3,984	$4,493
Net operating loss carryforwards - State	588	942
Stock compensation	—	157
Depreciable assets	—	1
Accrued liabilities and reserves	—	47
Total deferred tax assets	4,572	5,640

Deferred tax liabilities:
Intangibles	—	(61)
Accrued liabilities and reserves	—	—
Total deferred tax liability	—	(61)

Net deferred tax assets, before valuation allowance	4,572	5,579
Valuation allowance	(4,572)	(5,079)
Net deferred tax asset	$—	$500

As of December 31, 2021, we maintain a full valuation allowance on our net deferred tax assets. We have determined it is more likely than not that we will not realize our domestic net deferred tax assets. Such assets primarily consist of certain net state operating loss carryforwards and Foreign Tax Credits. We assessed the realizability of our domestic deferred tax assets using all available evidence. In particular, we considered both historical results and projections of profitability for the reasonably foreseeable future periods. We are required to reassess our conclusions regarding the realization of our deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact on our results of operations and financial position.

The expense for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2021 and 2020, respectively, to loss before income tax expense as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
U.S. federal income tax expense at statutory rates	$(721)	$(614)
State income tax expense, net of federal impact	(28)	7
Change in valuation allowance	825	581
Permanent differences and other, net	(76)	26
Total tax expense	$—	$—

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more likely than not that the position would be sustained upon examination by taxing authorities.

As of December 31, 2021, and 2020, we had no liability for unrecognized tax benefits this evaluation includes our tax positions including current and previous transfer pricing plans. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months. Interest and penalties related to income tax liabilities are included as a component of income tax expense in the accompanying statements of operations.

We had no material net excess tax benefits from employee stock plan awards for the years ended December 31, 2021 and 2020, which would be reflected as income tax expense or benefit in the statement of operations.

Evolving Systems Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the US and Germany. Although carryovers can always be subject to review by taxing authorities, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2015.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock Dividends

There were no accrued dividends as of December 31, 2021 and 2020.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time, including applicable limits under our term loan facility or any other credit facility then in effect.

Treasury Stock

As of December 31, 2021, and 2020, we held 178,889 shares of our common stock that we purchased prior to the expiration of our stock purchase program on December 31, 2014.

Certain Anti-Takeover Provisions/Agreements with Stockholders

Our restated certificate of incorporation allows the board of directors to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As of December 31, 2021, and 2020, no shares of preferred stock were outstanding.

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

NOTE 7 — STOCK-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for stock-based payment transactions with employees and directors, and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date, using the modified prospective method. We record compensation costs associated with the vesting of unvested options on a straight-line basis over the vesting period. We recognized $0.2 million of compensation expense in the consolidated statements of operations, with respect to our stock-based compensation plans for the years ended December 31, 2021 and 2020.

The following table summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020
General and administrative	$248	$221
Total stock-based compensation	$248	$221

Stock Incentive Plans

In June 2007, our stockholders approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) with a maximum of 1.0 million shares reserved for issuance. In June 2010, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.25 million. In June 2013, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 1.5 million. In June 2015, our stockholders approved an amendment to the 2007 Stock Plan which increased the maximum shares that may be awarded under the plan to 2.0 million. Awards permitted under the 2007 Stock Plan included: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2007 Stock Plan are at the discretion of the Board of Directors. As applicable, awards were granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vested over four years for employees and one year for directors and, with respect to stock option grants, expired no more than ten years from the date of grant. At December 31, 2021 and 2020, no shares were available for grant under the 2007 Stock Plan, as amended. At December 31, 2021 and 2020, 0.1 million options and restricted shares and 0.2 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

In June 2016, our stockholders approved the 2016 Stock Incentive Plan (the “2016 Stock Plan”) with a maximum of 0.25 million shares reserved for issuance. In June 2018, our stockholders approved an amendment to the 2016 Stock Plan which increased the maximum shares that may be awarded under the plan to 0.85 million Awards permitted under the 2016 Stock Plan include: Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Other Stock-Based Awards. Awards issued under the 2016 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant, generally vest over four years for employees and three years for an initial grant and one year for subsequent grants for directors and expire no more than ten years from the date of grant. At December 31, 2021 and 2020, there were approximately 0.6 million and 0.5 million shares available for grant under the 2016 Stock Plan, respectively. At December 31, 2021 and 2020, 0.1 million options and no restricted shares and 0.2 million options and restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The following is a summary of restricted stock activity under the plans for the years ended December 31, 2021 and 2020:

Restricted Stock
Number of Shares
(In thousands)
Unvested restricted stock at January 1, 2020	159
Less restricted stock vested	(32)
Less restricted stock forfeited/expired	(64)
Unvested restricted stock at December 31, 2020	63
Less restricted stock vested	(63)
Unvested restricted stock at December 31, 2021	—

No grants were made during the year ending December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, approximately 0.06 million and 0.03 million shares of restricted stock vested, respectively. There were no forfeitures of restricted stock during the year ended December 31, 2021 and approximately forfeitures of 0.06 million shares of restricted stock during the years ended December 31, 2020.

The fair market value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restrictions on the stock award are released generally over four years for senior management and over one year for board members. Stock-based compensation expense includes $0.2 million for the years ended December 31, 2021 and 2020, respectively for restricted stock.

Of the restrictions on the stock awards granted during the periods ended March 31, 2017 and June 30, 2017, 20% was released in January 2018, and 10% annually beginning on the one-year anniversary of their offering thereafter for four years. The remaining 40% will be released evenly over four years beginning in 2018 contingent upon the attainment of annual performance goals established by our Board of Directors. Of the restrictions on the stock awards granted during the third quarter, the fourth quarter and the period ended December 31, 2017, respectively, one-fourth will be released on the one-year anniversary of the date of the grant and the balance will be released quarterly over a three-year period. For the year ended December 31, 2020, we attained our annual performance goals; however for the year ended December 31, 2021, there are no stock awards contingent on the annual performance goals.

The following is a summary of stock option activity under the plans for the years ended December 31, 2021 and 2020:

			Weighted
			Average
	Number of	Weighted -	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (Years)	(in thousands)
Options outstanding at January 1, 2020	438	$5.69	6.51	$—
Less options forfeited/cancelled	(92)	5.29
Less options expired	(3)	2.86
Options outstanding at December 31, 2020	343	$5.82	5.62	$—
Less options forfeited/cancelled	(56)	4.31
Options outstanding at December 31, 2021	287	$6.11	4.37	$—
Options exercisable at December 31, 2021	287	$6.11	4.37	$—

The following is a summary of stock options outstanding under the plans as of December 31, 2021:

Stock Options Outstanding					Stock Options Exercisable
			Weighted Avg.
			Remaining
		Number of	Contractual	Weighted Avg.	Number of	Weighted Avg.
Range of Exercise Prices		Shares	Life (years)	Exercise Price	Shares	Exercise Price
$4.11	$4.31	7,857	0.01	$4.11	7,857	$4.11
$4.32	$4.55	100,000	5.83	$4.50	100,000	$4.50
$4.56	$4.94	50,000	5.92	$4.60	50,000	$4.60
$4.95	$8.41	59,551	3.07	$6.09	59,551	$6.09
$8.42	$10.90	69,600	2.75	$9.75	69,600	$9.75

There are no unrecognized compensation costs as of December 31, 2021, as all stock options and restricted stock were fully vested as of December 31, 2021.

There were no exercises for the years ended December 31, 2021, and 2020. The total fair value of stock awards vested was $0.4 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

There was no cash received from stock option exercises for the years ended December 31, 2021 and 2020. There were no net settlement exercises during the years ended December 31, 2021 and 2020.

We have issued 0.2 million shares of stock related to restricted stock awards since the balance sheet date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), we are authorized to issue up to 0.55 million shares of our common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may elect to have up to 15% of their gross compensation withheld through payroll deduction to purchase our common stock, capped at $25,000 annually and no more than 0.01 million shares per offering period. The purchase price of the stock is 85% of the lower of the market price at the beginning or end of each three-month participation period. As of December 31, 2021, there were less than 0.1 million shares available for purchase. For the years ended December 31, 2021 and 2020, there was no compensation expense recorded associated with grants under the ESPP which includes the fair value of the look-back feature of each grant as well as the 15% discount on the purchase price. This expense fluctuates each period primarily based on the level of employee participation.

We did not receive any cash from our employee stock purchase plan for the years ended December 31, 2021 and 2020. We did not issue any shares related to the ESPP for the years ended December 31, 2021 and 2020.

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

NOTE 9 — EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including common stock issuable under participating securities. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding, plus all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of stock options and restricted stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

	For the Years Ended December 31,
	2021	2020
Basic earnings (loss) per common share:
Net loss from continuing operations	$(3,432)	$(2,922)
Net income from discontinued operations	20,877	3,565
Basic weighted average shares outstanding	12,245	12,187
Basic loss per common share from continuing operations	$(0.28)	$(0.24)
Basic earnings per common share from discontinued operations	$1.70	$0.29

Diluted earnings (loss) per common share:
Net loss from continuing operations	$(3,432)	$(2,922)
Net income from discontinued operations	$20,877	$3,565
Weighted average shares outstanding	12,245	12,187
Effect of dilutive securities - options and restricted stock	13	84
Diluted weighted average shares outstanding	12,258	12,271
Diluted loss per common share from continuing operations	$(0.28)	$(0.24)
Diluted earnings per common share from discontinued operations	$1.70	$0.29

Weighted average options to purchase approximately 0.3 million and 0.4 million shares of common stock equivalents for the years ended December 31, 2021 and 2020, respectively, were excluded from the computation of diluted weighted average shares outstanding because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under ASC 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of less than one year. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado and New York, New York. Total rent expense consisted of short-term lease expense of $0.1 million for the years ended December 31, 2021 and 2020. There was no sublease rental income for the years ended December 31, 2021 and 2020.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. We did not have leases that had terms of greater than 12 months for the years ended December 31, 2021 and 2020.

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2021 or 2020.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021 and is included in other income, net from continuing operations.

NOTE 11 — SUBSEQUENT EVENTS

Entry into Management Agreement with CIDM II LLC

On January 21, 2022, the Company entered into a Management Agreement (the “Management Agreement”) with CIDM II LLC (the “Manager”). Pursuant to the Management Agreement, the Manager will, subject to the Company’s Board of Directors (“Board”) and the Investment Committee of the Board, (i) provide the Company with advisory services with respect to the management and allocation of investments in equity and debt securities (“Assets”) of the Company and its subsidiaries and (ii) exercise discretionary management authority over the Company’s trading portfolio of publicly traded securities.

The Management Agreement may be terminated by either party upon thirty days; written notice. The Manager will receive compensation for performance under the Management Agreement consisting of a management fee of 2% of the fair market value of the Assets and a performance fee in respect of each Performance Period shall be equal to 20% of the appreciation of end-of-year net asset value. The Manager is also entitled to payment or reimbursement of certain administrative costs and expenses incurred in connection with the management of the Assets, such as custodial fees, brokerage commissions and similar fees and expenses. The Manager shall be responsible for all of its operating expenses.

The Manager is obligated to indemnify the Company and its affiliates from any and all losses, claims, demands, actions or liabilities, including attorney’s fees, related to acts or omissions of the Manager that constitute bad faith, fraud, willful misconduct, negligence, breach of the Management Agreement or fiduciary duty, or violation of applicable law. The Company is obligated to indemnify the Manager from liabilities, obligations, losses, damages, suits and expenses related to the Company’s material breach of the Management Agreement. The Management Agreement is subject to various covenants and representations of the Manager and the Company.

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that a material weakness in internal controls over the over the presentation and classification of the disposition of assets in our consolidated financial statements, management has concluded the Company’s internal control over financial reporting was not effective as of December 31, 2021, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

We have determined that we did not design and maintain adequately effective controls over the presentation and classification of the disposition of assets in our consolidated financial statements subsequent to the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets on December 31, 2021. Accordingly, management has concluded that this control weakness constituted a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such as there is a reasonable possibility that a material misstatement of the Company’s annual financial statements will not be prevented or detected on a timely basis. As a result of the material weakness in internal controls over the financial reporting described above, management has concluded the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Following the identification prior to filing this Annual Report Form 10-K and based on our evaluation under the framework in Internal Control — Integrated Framework, our management believes that our consolidated financial statement included in this Form 10-

K have been prepared in accordance with US GAAP. The material weakness is not expected to be relevant to subsequent reporting periods. Management has certified that, based on their knowledge, the financial statements and other financial information included in this form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10K.

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

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2021 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2021 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2021 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2021 and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section of the Evolving Systems, Inc. 2021 Proxy Statement, anticipated to be filed within 120 days of December 31, 2021, entitled “Proposal No. 3-Ratification of Selection of Independent Registered Public Accounting Firm.”

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

2.4

Equity Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc., and Evolving Systems Holdings Ltd., ETI-NET Inc., Investissements Riv Europe Equity Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc. and Evolving Systems Holding Ltd., Investissements Riv Europe Ltee, a Qubec corporation, and Said Hini as filed as Exhibit 2.1 to the Registrant’s Form 8-K filed October 18, 2021 and incorporated herein by reference.

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

3.7		Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on July 31, 2014 and incorporated herein by reference.
4.1		Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.2

Management Agreement by and between the Company and CIDM II LLC, dated as of January 21, 2022 filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2022 and incorporated by reference.

23.1	*	Consent of Marcum LLP
31.1*		Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*		Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2**		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith).
101.INS*		101 XBRL Instance Document.
101.SCH*		101 XBRL Taxonomy Extension Schema Document.
101.CAL*		101 XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		101 XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		101 XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		101 XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:		Chief Executive Officer and Executive Chairman	April 8, 2022
	Matthew Stecker	(Principal Executive Officer)

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

Signature		Title	Date

By:		Chief Executive Officer and Executive Chairman	April 8, 2022
	Matthew Stecker	(Principal Executive Officer)

By:		Senior Vice President of Finance	April 8, 2022
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:		Director	April 8, 2022
David J. Nicol

By:		Director	April 8, 2022
David S. Oros

By:		Director	April 8, 2022
Julian D. Singer