Form 10-K/A
period 2021-12-31
EVOLVING SYSTEMS INC
filed 2022-04-13
CIK 1052054

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

The number of shares of Common Stock outstanding was 12,333,184 as of April 13, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2021 year. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K/A.

EVOLVING SYSTEMS, INC.

Annual Report on Form 10-K/A

For the year ended December 31, 2021

PART I

ITEM 1.    EXPLANATORY NOTE

Evolving Systems, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 11, 2022 (the “Original Form 10-K”), in order to correct the inadvertent omission of certain signatures pursuant to the requirements of the Securities Exchange Act of 1934. This Amendment No.1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than the filing of the corrected signatures mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K in anyway. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

/s/ Matthew Stecker
Matthew Stecker
Chief Executive Officer and Executive Chairman
Date: April 13, 2022

Marcum LLP	688	Philadelphia, PA

ITEM 2.    EXHIBIT INDEX

Exhibit No.	Description of Document
31.1*	Certification of Chief Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLVING SYSTEMS, INC.

By:	/s/ Matthew Stecker	Chief Executive Officer and Executive Chairman	April 13, 2022
	Matthew Stecker	(Principal Executive Officer)

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

Signature		Title	Date

By:	/s/ Matthew Stecker	Chief Executive Officer and Executive Chairman	April 13, 2022
	Matthew Stecker	(Principal Executive Officer)

By:	/s/ Mark P. Szynkowski	Senior Vice President of Finance	April 13, 2022
	Mark P. Szynkowski	(Principal Financial and Accounting Officer)

By:	/s/ David J. Nicol	Director	April 13, 2022
David J. Nicol

By:	/s/ Steven Singer	Director	April 13, 2022
Steven Singer

By:	/s/ Igor Volshteyn	Director	April 13, 2022
Igor Volshteyn

5