Form 10-Q
period 2022-03-31
Symbolic Logic, Inc.
filed 2022-05-12
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number 001-34261

SYMBOLIC LOGIC, INC.

f/k/a Evolving Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1010843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9800 Pyramid Court, Suite 400 Englewood, CO	80112
(Address of principal executive offices)	(Zip code)

(303) 802-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVOL	NONE

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

As of May 10, 2022., there were 12,333,184 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,111	$39,445
Prepaid and other current assets	502	106
Equity securities, fair value	3,606	—
Total current assets	32,219	39,551
Property and equipment, net	6	4
Fixed maturity securities, available-for-sale, fair value	5,974	—
Total assets	$38,199	$39,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$866	$1,252
Income taxes payable	468	575
Total current liabilities	1,334	1,827
Total liabilities	1,334	1,827

Commitments and contingencies (Note 8)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 12,512,073 shares issued and 12,333,184 shares outstanding as of March 31, 2022 and 12,437,073 shares issued and 12,258,184 shares outstanding as of December 31, 2021	12	12
Additional paid-in capital	100,192	100,024
Treasury stock, 178,889 shares as of March 31, 2022 and December 31, 2021, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(540)	—
Accumulated deficit	(61,546)	(61,055)
Total stockholders' equity	36,865	37,728
Total liabilities and stockholders' equity	$38,199	$39,555

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue	$—	$—

OPERATING EXPENSES
General and administrative	1,152	932
Depreciation	—	1
Total operating expenses	1,152	933

Loss from operations	(1,152)	(933)

Other income (expense)
Interest income	336	—
Interest expense	(2)	—
Other income (expense), net	14	(319)
Realized gain on investments, net	103	—
Unrealized gain on equity securities, net	102	—
Other income (expense), net	553	(319)

Loss from continuing operations before income taxes	(599)	(1,252)
Income tax benefit	(59)	(16)
Net loss from continuing operations	(540)	(1,236)

Income from discontinued operations before income taxes	—	411
Income tax (benefit) expense from discontinued operations	(49)	91
Net income from discontinued operations	49	320

Net loss	$(491)	$(916)

Basic loss per common share from continuing operations	$(0.04)	$(0.10)
Basic earnings per common share from discontinued operations	$—	$0.03

Diluted loss per common share from continuing operations	$(0.04)	$(0.10)
Diluted earnings per common share from discontinued operations	$—	$0.03

Weighted average basic shares outstanding	12,316	12,206
Weighted average diluted shares outstanding	12,316	12,206

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(491)	$(916)

Other comprehensive (loss) income
Foreign currency translation income	—	169
Unrealized loss on available-for-sale investments	(540)	—

Comprehensive loss	$(1,031)	$(747)

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2022

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2022	12,258,184	$12	$100,024	$(1,253)	$—	$(61,055)	$37,728
Restricted stock vested	75,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	—	168
Net loss	—	—	—	—	—	(491)	(491)
Unrealized loss on available-for-sale investments	—	—	—	—	(540)	—	(540)
Balance at March 31, 2022	12,333,184	$12	$100,192	$(1,253)	$(540)	$(61,546)	$36,865

Three Months Ended March 31, 2021

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2021	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	30,668	—	—	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	—	197
Net loss	—	—	—	—	—	(916)	(916)
Foreign currency translation gain	—	—	—	—	169	—	169
Balance at March 31, 2021	12,226,577	$12	$99,973	$(1,253)	$(10,176)	$(79,416)	$9,140

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491)	$(916)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	—	62
Amortization of intangible assets	—	238
Amortization of operating leases — right of use assets	—	85
Stock-based compensation expense	168	197
Foreign currency transaction loss, net	—	147
Provision (benefit) for deferred income taxes	—	(3)
Unrealized gains and losses on investments	(102)	—
Change in operating assets and liabilities:
Contract receivables	—	933
Unbilled work-in-progress	—	(214)
Prepaid and other assets	(396)	213
Accounts payable and accrued liabilities	(296)	202
Income taxes receivable	—	(459)
Income taxes payable	(107)	—
Unearned revenue	—	1,279
Lease obligations — operating leases	—	(83)
Net cash (used in) provided by operating activities	(1,224)	1,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(41)
Purchases of investments	(10,551)	—
Proceeds on sale of investments	533	—
Transaction fees related to prior period disposition	(90)	—
Net cash used in investing activities	(10,110)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(142)
Net cash used in financing activities	—	(142)

Effect of exchange rate changes on cash and cash equivalents	—	31

Net (decrease) increase in cash and cash equivalents	(11,334)	1,529
Cash and cash equivalents at beginning of period	39,445	2,763
Cash and cash equivalents at end of period	$28,111	$4,292

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$2	$4
Income taxes paid, net of refunds	$—	$271
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$370

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — On December 31, 2021, Symbolic Logic, Inc. (the “Company” or “Symbolic Logic”) f/k/a Evolving Systems, Inc. (“Evolving Systems”) closed on the terms of the Equity Purchase Agreement (the “Equity Purchase Agreement”) and two Software Purchase Agreements (the “Software Purchase Agreements” and, together with the Equity Purchase Agreement and the other transaction documents described therein, the “Purchase Agreements”) dated as of October 15, 2021, with subsidiaries and affiliates of PartnerOne Capital, Inc. (the “Purchasers”). The Purchase Agreements provided for the sale and transfer of substantially all of Evolving Systems’ operating subsidiaries and all of its assets to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements included customary terms and conditions, including an adjustment to the purchase price based on Evolving Systems’ cash and cash equivalents on hand as of the closing date and provisions that require Evolving Systems to indemnify the Purchasers for certain losses that it incurs as a result of a breach by Evolving Systems of its representations and warranties in the Purchase Agreements and certain other matters. Evolving Systems received cash proceeds of $36,032,899 and may receive up to an additional $2,500,000 in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement.

Results of the sold subsidiaries are retrospectively reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the condensed consolidated financial statements refers to continuing operations. See Note 2 “Discontinued Operations” for more information regarding results from discontinued operations.

Simultaneously with the approval by the board of directors of the Company to execute the Purchase Agreements, the board formed a subcommittee of the board (the “Investment Committee”) to evaluate options to maximize the value of the Company’s assets, which, following the closing of the transactions contemplated under the Purchase Agreements, consists primarily of cash and cash equivalents. The board of directors has authorized the Investment Committee to retain such counsel, experts, consultants or other professionals as the Investment Committee shall deem appropriate from time to time to aid the Investment Committee in the performance of its duties. The Company’s directors and executives have an extensive background in mergers and acquisitions (“M&A”) activity. The Company plans to use its cash assets and network of relationships to seek to acquire businesses and/or assets as well as consider strategic partners.

Following the sale of its assets in December 2021, the Company is currently a research and development organization with two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects.

Evolving Systems previously provided software solutions and services throughout the world. The COVID-19 global outbreak caused instability and volatility in multiple markets where our clients conduct business. We leveraged our ability to provide support remotely resulting in limited effect on our day to day operations. The inability to travel had delayed interactions with our clients on projects and in the traditional modes of sales development as well as limited our interactions with prospective M&A targets.

On December 9, 2021, the Company received a letter from the NASDAQ regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The NASDAQ staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

On April 12, 2022, Evolving Systems, Inc. filed with the Secretary of State of Delaware Certificate of Amendment to amend its Certificate of Incorporation to change the Company’s name from “Evolving Systems, Inc.” to “Symbolic Logic, Inc.” effective as of April 12, 2022. The Company also amended and restated its Bylaws to change all Company references from “Evolving Systems, Inc.” to “Symbolic Logic, Inc.” No other amendments were made to the Certificate of Incorporation or Bylaws.

On April 13, 2022, Symbolic Logic, Inc. f/k/a Evolving Systems, Inc. notified The Nasdaq Capital Market (“Nasdaq”) of its intention to voluntarily withdraw its common stock, par value $0.001 per share (the “Common Stock”), from listing on Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) on Monday, April 25, 2022, relating to delisting the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be effective ten days thereafter. After delisting, the Common Stock may be quoted on the OTC Pink Open Market.

We believe our current liquidity from our investments and future operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $28.1 million in cash and cash equivalents and our $30.9 million in working capital at March 31, 2022.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the SEC on April 11, 2022.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. We made estimates with respect to income tax valuation and fair value of investments and stock-based compensation amounts. Actual results could differ from these estimates.

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Symbolic Logic and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value Measurements — Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820, Fair Value Measurements and Disclosures, requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
●	Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, equity securities, and corporate debt. All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months when purchased are classified as available-for-sale, trading, or held-to-maturity investments. Our marketable securities, other than equity securities, are classified as available-for-sale, and are reported at fair value, with unrealized gains and losses, net of tax, reported in the accompanying condensed consolidated balance sheets in stockholders’ equity as a component of accumulated other comprehensive income or loss. Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of unrealized gain on equity securities, net in the condensed consolidated statements of operations. Investments in equity investments that do not have readily determinable fair values (non-marketable) are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in unrealized gain on equity securities, net in the condensed consolidated statements of operations. Interest on securities is reported in the accompanying condensed consolidated statements of operations in interest income. Dividends paid by securities are reported in the accompanying condensed consolidated statements of operations in other income. Realized gains or losses are reported in the accompanying condensed consolidated statements of operations in net realized gain on investments. Realized gains or losses on available-for-sale investments are reclassified from other comprehensive income (loss) to net income (loss) in the condensed consolidated statements of operations.

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	Fair value at March 31, 2022
	Total	Level 1	Level 2	Level 3

Money market funds	$22,002	$22,002	$—	$—
Cash and cash equivalents	$22,002	$22,002	$—	$—

Common stock and common stock options	$3,606	$3,606	$—	$—
Equity investments	$3,606	3,606	$—	$—

Corporate bonds	$5,974	$—	$5,974	$—
Available-for-sale investments	$5,974	$—	$5,974	$—

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

Recently Adopted Accounting Pronouncements — In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (ASC 260), Debt—Modifications and Extinguishments (ASC 470-50), Compensation—Stock Compensation (ASC 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815-40). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in ASC 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

NOTE 2 — DISCONTINUED OPERATIONS

On December 31, 2021, Evolving Systems, Inc. and certain of its subsidiaries completed the Equity Purchase Agreement and two Software Purchase Agreements with subsidiaries and affiliates of PartnerOne Capital, Inc. The Purchase Agreements contemplate the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets to the Purchasers for an aggregate purchase price of $40 million (subject to adjustment as set forth in the Equity Purchase Agreement). The Purchase Agreements include customary terms and conditions, including an adjustment to the purchase price based on the Company’s cash and cash equivalents on hand and other adjustments as of the closing date and provisions that require the Company to indemnify the Purchasers for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreements and certain other matters.

Proceeds from the sale will be payable to the Company as follows: (1) a $37.5 million payment to the Company in cash on the closing date of December 31, 2021 (adjusted as set forth in the Equity Purchase Agreement), and (2) $2.5 million placed in escrow on the closing date as security for the Company’s indemnification obligations to the Purchasers under the Purchase Agreements, which amount will be released to the Company on or before the date that is twelve months from the closing date (less any portion of the escrow used to make indemnification payments to the Purchasers). The Company received cash proceeds of $36.0 million and may receive up to an additional $2.5 million in consideration pursuant to the terms of an escrow agreement entered into in connection with the Equity Purchase Agreement and included in the cash and cash equivalents in our condensed consolidated balance sheets.

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

Accordingly, the operating results of its operations in the entities and related business operations sold for March 31, 2021 presented have been reclassified in the condensed consolidated statements of operations as “income from discontinued operations”. Interest expense that is specifically identifiable to debt related to the entities sold qualifies as discontinued operations and is allocated to interest expense from discontinued operations in the Company’s condensed consolidated financial statements. Additionally, the carrying amounts of the assets and liabilities for the entities sold as of December 31, 2021 presented have been reclassified in the condensed consolidated balance sheets.

The following table presents the financial results of the discontinued operations:

For the Three
Months Ended
March 31,
2021
Revenue	$6,460
Costs of revenue	(2,240)
Sales and marketing	(1,341)
General and administrative	(513)
Product development	(1,304)
Depreciation	(61)
Amortization	(238)
Interest expense	(1)
Interest income	1
Other income	28
Foreign currency exchange loss	(380)
Income tax expense	(91)
Net income from discontinued operations	$320

Cash flow information relating to the discontinued operations for the for the three months ended March 31, 2021 is as follows:

For the Three
Months Ended
March 31,
2021
Operating cash flow data:
Depreciation	$61
Amortization of intangible assets	$238
Amortization of operating leases — right of use assets	$85
Provision for deferred income taxes	$(3)
Investing cash flow data:
Purchases of property and equipment	$(41)

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable and accrued liabilities:
Accounts payable	$6	$83
Accrued compensation and related expenses	1	538
Accrued liabilities	859	631
	$866	$1,252

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

	For the Three Months Ended March 31,
	2022	2021
Basic earnings (loss) per common share:
Net loss from continuing operations	$(540)	$(1,236)
Net income from discontinued operations	49	320
Basic weighted average shares outstanding	12,316	12,206
Basic loss per common share from continuing operations	$(0.04)	$(0.10)
Basic earnings per common share from discontinued operations	$—	$0.03

Diluted earnings (loss) per common share:
Net loss from continuing operations	$(540)	$(1,236)
Net income from discontinued operations	49	320
Weighted average shares outstanding	12,316	12,206
Effect of dilutive securities - options and restricted stock	—	—
Diluted weighted average shares outstanding	12,316	12,206
Diluted loss per common share from continuing operations	$(0.04)	$(0.10)
Diluted earnings per common share from discontinued operations	$—	$0.03

Weighted average options to purchase approximately 0.3 million shares and 0.3 million shares of common stock equivalents for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted weighted average shares outstanding because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period. Earnings per share calculations use basic weighted average shares outstanding, when in a net loss position.

NOTE 5 — INVESTMENTS

Fixed-Maturity and Equity Securities Investments

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following as of March 31, 2022. There were no investments as of December 31, 2021.

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities
Common stock and common stock options	$3,504	$221	$(119)	$3,606
Total equity securities	$3,504	$221	$(119)	$3,606

		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed-maturity securities
Corporate bonds	$6,514	$—	$(540)	$5,974
Total fixed-maturity securities	$6,514	$—	$(540)	$5,974

The Company sold investments for proceeds of $0.5 million for the three months ended March 31, 2022, resulting in realized gains on investments, net of $0.1 million. The Company also had unrealized gains on equity securities, net of $0.1 million for the three months ended March 31, 2022.

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of March 31, 2022 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due after one year through three years	$—	$—
Due after three years through five years	6,514	5,974
Due after five years through ten years	—	—
Total fixed-maturity securities	$6,514	$5,974

NOTE 6 — STOCK-BASED COMPENSATION

We recognized $0.2 million and $0.2 million of compensation expense within general and administrative expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended March 31, 2022 and 2021, respectively.

Stock Incentive Plans

At March 31, 2022 and December 31, 2021, no shares were available for grant under the 2007 Stock Plan, as amended. At March 31, 2022 and December 31, 2021, 0.1 million options and no restricted shares, and 0.1 million options and restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At March 31, 2022 and December 31, 2021, there were approximately 0.3 million and 0.6 million shares available for grant under the 2016 Stock Plan, respectively. At March 31, 2022 and December 31, 2021, 0.2 million options and 0.2 million restricted shares and 0.1 million options and no restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restricted shares for stock awards vest in three tranches: the first tranche vests immediately; and the second and third tranches vest over the following two years for senior management and the board of directors.

The following is a summary of restricted stock activity under the plans for the three months ended March 31, 2022:

Restricted Stock
Number of Shares
(in thousands)
Unvested restricted stock at January 1, 2022	—
Add restricted stock granted	225
Less restricted stock vested	(75)
Less restricted stock forfeited/expired	—
Unvested restricted stock at March 31, 2022	150

The following is a summary of stock option activity under the plans for the three months ended March 31, 2022:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (Years)	(in thousands)
Options outstanding at January 1, 2022	287	$6.11	4.37	$—
Less options forfeited/cancelled	(8)	4.11	—	—
Less options expired	—	—	—	—
Options outstanding at March 31, 2022	279	$6.16	4.24	$—

Options exercisable at March 31, 2022	279	$6.16	4.24	$—

There were 225,000 restricted shares and no stock options granted during the three months ended March 31, 2022 and 2021, respectively. The total fair value of restricted shares granted during the three months ended March 31, 2022 and 2021 was $0.4 million and $—, respectively.

NOTE 7 — INCOME TAXES

The income tax provision for the fiscal year ending December 31, 2022 interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to unrealized gains. At March 31, 2022 the Company is currently estimating an annual effective tax rate of approximately 9.7%, resulting in a net tax benefit from continuing operations of less than $0.1 million for the three months ended March 31, 2022. The Company recorded a tax benefit of $0.1 million from continuing operations for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company recorded an income tax benefit of less than $0.1 million from discontinued operations related to an adjustment to the tax liability recorded for the year ended December 31, 2021, and less than $0.1 million tax expense from discontinued operations for the three months ended March 31, 2021. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state jurisdictions. As of March 31, 2022, the Company is subject to U.S. Federal income tax examinations for the years 2018 through 2020 and income tax examinations from various other jurisdictions for the years 2016 through 2020.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under ASC 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of less than one year. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado and New York, New York. Total rent expense consisted of short-term lease expense of less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. There was no sublease rental income for the three months ended March 31, 2022 and 2021.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. We did not have leases that had terms of greater than 12 months as of March 31, 2022 and December 31, 2021.

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2022 or December 31, 2021.

We enter into standard indemnification terms with outside consultants, in the course of business, for third party claims arising under our contracts. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of March 31, 2022 or December 31, 2021.

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

The Manager will receive compensation for performance under the Management Agreement consisting of a management fee of 2% of the fair market value of the Assets and a performance fee in respect of each performance period shall be equal to 20% of the appreciation of end-of-year net asset value. The management fee and performance fee may be paid through the issuance of stock appreciation rights of the Company’s common stock or in cash payment to the Manager. The Manager is also entitled to payment or reimbursement of certain administrative costs and expenses incurred in connection with the management of the Assets, such as custodial fees, brokerage commissions and similar fees and expenses. The Manager shall be responsible for all of its operating expenses. The Management Agreement may be terminated by either party upon thirty days written notice. No stock appreciation rights have been awarded in the three months ended March 31, 2022.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021 and is included in Other (expense) income, net, on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Symbolic Logic’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 11, 2022, under “Item 1A. Risk Factors” as well as additional risks in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Following the sale of its assets in real-time digital engagement solutions and services in December 2021, the Company has decided to evaluate new areas of business and is currently a research and development organization with two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. Additionally, the Company maintains an extensive background in mergers and acquisitions ("M&A") activity. The Company plans to use cash assets, and network of relationships to acquire businesses and/or assets, as well as consider strategic partnerships.

RECENT DEVELOPMENTS

We reported a net loss from continuing operations of $0.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

COVID-19

Symbolic Logic f/k/a Evolving Systems provided software solutions and services throughout the world in the prior year. The COVID-19 global outbreak caused instability and volatility in multiple markets where our clients conduct business. We leveraged our ability to provide support remotely, resulting in limited effect on our day to day operations. Any future restrictions caused by the pandemic on travel or ability to meet in person might delay our interactions with prospective partners or M&A targets.

NAME CHANGE

On April 12, 2022, Evolving Systems, Inc. filed with the Secretary of State of Delaware Certificate of Amendment to amend its Certificate of Incorporation to change the Company’s name from “Evolving Systems, Inc.” to “Symbolic Logic, Inc.” effective as of April 12, 2022. The Company also amended and restated its Bylaws to change all Company references from “Evolving Systems, Inc.” to “Symbolic Logic, Inc.” No other amendments were made to the Certificate of Incorporation or Bylaws.

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

On April 13, 2022, Symbolic Logic Inc. f/k/a Evolving Systems, Inc. notified The Nasdaq Capital Market (“Nasdaq”) of its intention to voluntarily withdraw its common stock, par value $0.001 per share (the “Common Stock”), from listing on Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission on Monday, April 25, 2022, relating to delisting the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, to be effective ten days thereafter. After delisting, the Common Stock may be quoted on the OTC Pink Open Market.

GOING CONCERN

We believe our current liquidity from the Purchase Agreements will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $28.1 million in cash and cash equivalents and our $30.9 million in working capital at March 31, 2022.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated statements of operations in comparative format:

	For the Three Months Ended March 31,
	2022	2021	Change	%

	(in thousands, except percentages)
Revenue	$—	$—	$—	0.00%

OPERATING EXPENSES
General and administrative	1,152	932	220	23.61%
Depreciation	—	1	(1)	(100.00)%
Total operating expenses	1,152	933	219	23.47%

Loss from operations	(1,152)	(933)	(219)	23.47%

Other income (expense)
Interest income	336	—	336	100.00%
Interest expense	(2)	—	(2)	(100.00)%
Other income (expense), net	14	(319)	333	(104.39)%
Realized gain on investments, net	103	—	103	100.00%
Unrealized gain on equity securities, net	102	—	102	100.00%
Other income (expense), net	553	(319)	872	(273.35)%

Loss from continuing operations before income taxes	(599)	(1,252)	653	(52.16)%
Income tax benefit	(59)	(16)	(43)	268.75%
Net loss from continuing operations	(540)	(1,236)	696	(56.31)%
Income from discontinued operations before income taxes	—	411	(411)	(100.00)%
Income tax (benefit) expense from discontinued operations	(49)	91	(140)	(153.85)%
Net income from discontinued operations	49	320	(271)	(84.69)%
Net loss	$(491)	$(916)	$425	(46.40)%

Expenses from Continuing Operations

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.3 million, or 33% to $1.2 million for the three months ended March 31, 2022 from $0.9 million for the three months ended March 31, 2021. The increase of $0.3 million is due to professional fees related to use of third party services in bookkeeping and preparation of SEC reports and fee to our third party asset manager.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained constant at less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Non-Operating Income and Expenses

Interest Expense

Interest expense remained constant at less than $0.1 million in interest expense for the three months ended March 31, 2022 and 2021.

Interest Income and Total Other Income (Expense), net

There was interest income and other income of $0.3 million for the three months ended March 31, 2022. Other expense was $0.3 million for the three months ended March 31, 2021. The increase was the result of interest income related to purchase of bonds and dividend income from securities purchased in the three months ended March 31, 2022. For the three months ended March 31, 2021, the other expense of $0.3 million was related to litigation settlement costs recorded as a liability in relation to the lawsuit filed by a former CEO of the Company (see Note 8 to the financial statements for additional information).

Realized Gain on Investments, net

Realized gain on investments, net consists of available for sale and equity securities. Realized gain on investments, net increased $0.1 million, or 100% for the three months ended March 31, 2022. The increase was a result of investments purchased by the Company for the three months ended March 31, 2022.

Unrealized Gain on Equity Securities, net

Unrealized gain on equity securities, net increased $0.1 million, or 100% for the three months ended March 31, 2022. Our unrealized gains and losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized gains during the current period were attributable to increases in the fair value of our equity securities holdings during the period.

Income Taxes

We recorded net income tax benefit from continuing operations of $0.1 million and less than $0.1 million for the three months ended March 31, 2022 and 2021 respectively.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of March 31, 2022, and 2021, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

FINANCIAL CONDITION

Our working capital position decreased by $6.8 million to $30.9 million as of March 31, 2022 from $37.7 million as of December 31, 2021. The decrease in working capital is related to the purchase of investments.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. On December 31, 2021, the Company closed on the terms of the Purchase Agreements. Following the sale of its assets in December 2021, the Company is currently conducting research and development in two initial areas of product focus, each of which are in research-oriented pre-release mode. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. At March 31, 2022, our principal source of liquidity was $28.1 million in cash and cash equivalents. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities. Other uses of cash may include investments, capital expenditures and technology expansion.

Net cash used in operating activities for the three months ended March 31, 2022 was $1.2 million due to net loss of $0.5 million plus an increase in prepaid and other assets of $0.4 million, a decrease in accounts payable and accrued liabilities of 0.3 million and a decrease in income taxes payable of $0.1 million, partially offset by noncash charges of $0.1 million. Net cash provided by operating activities for the three months ended March 31, 2021 was $1.7 million due to the increase in unearned revenue of $1.3 million and an increase in accounts payable and accrued liabilities of $0.2 million as well as a decrease in contract receivable of $0.9 million, partially offset by the increase in unbilled work in progress of $0.2 million and income taxes receivable of $0.5 million.

Net cash used in investing activities during the three months ended March 31, 2022 of $10.1 million was primarily due to the purchase of investments. Net cash used in investing activities during the three months ended March 31, 2021 was less than $0.1 million and was due to the purchase of property and equipment.

There was no net cash used in financing activities for the three months ended March 31, 2022. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2021 and was primarily related to the final principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

●	Our cash and cash equivalents balance at March 31, 2022 of $28.1 million; and
●	Our working capital balance at March 31, 2022 of $30.9 million

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

During the three months ended March 31, 2022, changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) related to staffing changes and the disposition of the Company’s operating subsidiaries have not materially affected, nor are reasonably likely to materially affect, our internal control over financial reporting. The material weakness reported in the prior year that controls over the presentation and classification of the disposition of assets in our consolidated financial statements related to the sale and transfer of substantially all of the Company’s operating subsidiaries and all of its assets on December 31, 2021, were not designed and maintained adequately, is not relevant to this reporting period. Management has certified that, based on their knowledge, the financial statements and other financial information included in this form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the unaudited periods presented in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein. From time to time, we are involved in various legal matters arising in the normal course of business.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

2.7

Equity Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc. and Evolving Systems Holdings Ltd., ETI-NET Inc., Investissements Riv Europe Ltee, a Quebec corporation, and Said Hini.

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

SYMBOLIC LOGIC, INC.

By:	/s/ Matthew Stecker	Chief Executive Officer and Executive Chairman	May 12, 2022
	Matthew Stecker	(Principal Executive Officer)