Form 10-Q
period 2022-06-30
Symbolic Logic, Inc.
filed 2022-08-12
CIK 1052054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

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

As of August 9, 2022, there were 10,831,992 shares outstanding of Registrant’s Common Stock (par value $0.001 per share).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,821	$39,445
Prepaid and other current assets	881	106
Fixed maturity securities, available for sale, fair value	3,828	—
Equity securities, fair value	5,363	—
Debt securities, available for sale, fair value	2,575	—
Total current assets	30,468	39,551
Property and equipment, net	5	4
Investments, at cost	1,000	—
Total assets	$31,473	$39,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$634	$1,252
Escrow liability	172	—
Income taxes payable	386	575
Other liabilities	45	—
Total current liabilities	1,237	1,827
Total liabilities	1,237	1,827

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 11,010,881 shares issued and 10,831,992 shares outstanding as of June 30, 2022 and 12,437,073 shares issued and 12,258,184 shares outstanding as of December 31, 2021	11	12
Additional paid-in capital	97,760	100,024
Treasury stock, 178,889 shares as of June 30, 2022 and December 31, 2021, at cost	(1,253)	(1,253)
Accumulated other comprehensive loss	(2,574)	—
Accumulated deficit	(63,708)	(61,055)
Total stockholders’ equity	30,236	37,728
Total liabilities and stockholders’ equity	$31,473	$39,555

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	936	726	2,088	1,658
Depreciation	1	—	1	1
Total operating expenses	937	726	2,089	1,659

Loss from operations	(937)	(726)	(2,089)	(1,659)

Other income (expense)
Interest income	243	2	579	2
Interest expense	—	—	(2)	—
Other income (expense), net	(105)	318	(91)	(1)
Realized gain on investments, net	291	—	394	—
Unrealized loss on investments, net	(1,660)	—	(1,558)	—
Other income (expense), net	(1,231)	320	(678)	1

Loss from continuing operations before income taxes	(2,168)	(406)	(2,767)	(1,658)
Income tax expense (benefit)	(6)	24	(65)	8
Net loss from continuing operations	(2,162)	(430)	(2,702)	(1,666)

Income from discontinued operations before income taxes	—	1,505	—	1,916
Income tax expense (benefit) from discontinued operations	—	122	(49)	213
Net income from discontinued operations	—	1,383	49	1,703

Net (loss) income	$(2,162)	$953	$(2,653)	$37

Basic loss per common share from continuing operations	$(0.18)	$(0.04)	$(0.22)	$(0.14)
Basic earnings per common share from discontinued operations	$—	$0.11	$—	$0.14

Diluted loss per common share from continuing operations	$(0.18)	$(0.04)	$(0.22)	$(0.14)
Diluted earnings per common share from discontinued operations	$—	$0.11	$—	$0.14

Weighted average basic shares outstanding	12,300	12,257	12,308	12,232
Weighted average diluted shares outstanding	12,300	12,257	12,308	12,232

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,162)	$953	$(2,653)	$37

Other comprehensive (loss) income
Foreign currency translation (loss) income	—	(147)	—	22
Unrealized loss on available-for-sale investments	(2,034)	—	(2,574)	—
Comprehensive (loss) income	$(4,196)	$806	$(5,227)	$59

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2022

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2022	12,258,184	$12	$100,024	$(1,253)	$—	$(61,055)	$37,728
Restricted stock vested	75,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	205	—	—	—	205
Retirement of common stock	(1,501,192)	(1)	(2,469)	—	—	—	(2,470)
Net loss	—	—	—	—	—	(2,653)	(2,653)
Unrealized loss on available-for-sale investments	—	—	—	—	(2,574)	—	(2,574)
Balance at June 30, 2022	10,831,992	$11	$97,760	$(1,253)	$(2,574)	$(63,708)	$30,236

Six Months Ended June 30, 2021

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at January 1, 2021	12,195,909	$12	$99,776	$(1,253)	$(10,345)	$(78,500)	$9,690
Restricted stock vested	61,337	—	—	—	—	—	—
Stock-based compensation expense	—	—	214	—	—	—	214
Net income	—	—	—	—	—	37	37
Foreign currency translation gain	—	—	—	—	22	—	22
Balance at June 30, 2021	12,257,246	$12	$99,990	$(1,253)	$(10,323)	$(78,463)	$9,963

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2022

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2022	12,333,184	$12	$100,192	$(1,253)	$(540)	$(61,546)	$36,865
Stock-based compensation expense	—	—	37	—	—	—	37
Retirement of common stock	(1,501,192)	(1)	(2,469)	—	—	—	(2,470)
Net loss	—	—	—	—	—	(2,162)	(2,162)
Unrealized loss on available-for-sale investments	—	—	—	—	(2,034)	—	(2,034)
Balance at June 30, 2022	10,831,992	$11	$97,760	$(1,253)	$(2,574)	$(63,708)	$30,236

Three Months Ended June 30, 2021

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	loss	deficit	equity
Balance at March 31, 2021	12,226,577	$12	$99,973	$(1,253)	$(10,176)	$(79,416)	$9,140
Restricted stock vested	30,669	—	—	—	—	—	—
Stock-based compensation expense	—	—	17	—	—	—	17
Net income	—	—	—	—	—	953	953
Foreign currency translation loss	—	—	—	—	(147)	—	(147)
Balance at June 30, 2021	12,257,246	$12	$99,990	$(1,253)	$(10,323)	$(78,463)	$9,963

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMBOLIC LOGIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,653)	$37
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1	126
Amortization of intangible assets	—	478
Amortization of operating leases — right of use assets	—	211
Stock-based compensation expense	205	214
Foreign currency transaction loss, net	—	88
Provision for deferred income taxes	—	7
Loan origination income	(2)	—
Gain on PPP Loan forgiveness	—	(319)
Realized gains on investments	(394)	—
Unrealized losses on investments	1,558	—
Change in operating assets and liabilities:
Contract receivables	—	970
Unbilled work-in-progress	—	(789)
Prepaid and other assets	(743)	266
Accounts payable and accrued liabilities	28	343
Escrow liability	172	—
Income taxes receivable	—	(460)
Income taxes payable	(189)	—
Unearned revenue	—	1,776
Long-term assets - other	—	(256)
Lease obligations — operating leases	—	(213)
Net cash (used in) provided by operating activities	(2,017)	2,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(108)
Purchases of investments	(18,445)	—
Proceeds on sale of investments	1,956	—
Transaction fees related to prior period disposition	(646)	—
Net cash used in investing activities	(17,137)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(143)
Retirement of common stock	(2,470)	—
Net cash used in financing activities	(2,470)	(143)

Effect of exchange rate changes on cash and cash equivalents	—	(95)

Net (decrease) increase in cash and cash equivalents	(21,624)	2,133
Cash and cash equivalents at beginning of period	39,445	2,763
Cash and cash equivalents at end of period	$17,821	$4,896

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$2	$4
Income taxes paid, net of refunds	$82	$456
Deferred loan origination income	$45	$—
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$370

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

Following the sale of its assets in December 2021, the Company began to evaluate two initial areas of product focus, each of which are in a research-oriented pre-release mode. The two areas of focus relate to the application of self-learning algorithms and the symbolic tagging and organizing of physical objects. The Company continues to selectively seek new opportunities whether through potential mergers, acquisitions, joint ventures, strategic partnerships, and future product development.

The COVID-19 global outbreak caused instability and volatility in multiple markets throughout the world. We have leveraged our ability to work remotely resulting in limited effect on our day to day operations.

On December 9, 2021, the Company received a letter from the Nasdaq Capital Market (“NASDAQ”) regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The NASDAQ staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

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

On April 13, 2022, Symbolic Logic, Inc. f/k/a Evolving Systems, Inc. notified the NASDAQ of its intention to voluntarily withdraw its common stock, par value $0.001 per share (the “Common Stock”), from listing on Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) on Monday, April 25, 2022, relating to delisting the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be effective ten days thereafter. After delisting, the Common Stock may be quoted on the OTC Pink Open Market.

On May 23, 2022, the Company announced a modified Dutch auction tender offer to purchase with cash up to $9.6 million of shares of its common stock which expired on June 23, 2022. Based on the final count by the depository for the tender offer, a total of 1,501,192 shares of common stock were validly tendered and not validly withdrawn at or below the price of $1.55 per share. The Company accepted all of these shares of common stock for purchase at the purchase price of $1.55 per share, for a total cost of $2.5 million, including $0.2 million in fees and expenses. The total of 1,501,192 shares of common stock accepted for purchase represents approximately 12.2 % of the Company’s total shares of common stock outstanding.

CCUR Holdings Inc. filed a schedule 13D on August 1st, 2022, announcing that as of July 28, 2022, they have acquired in total 6,396,174 common shares of the Company. This represents 59% beneficial ownership of the outstanding shares of the Company.

We believe our current liquidity from our investments and future operations will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $17.8 million in cash and cash equivalents and our $29.2 million in working capital at June 30, 2022.

Interim Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the SEC on April 11, 2022.

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

Investments — Investments in entities where the Company owns less than twenty percent of the voting stock of the individual entity, does not exercise significant influence over operating and financial policies of the entity, and the investment does not have a readily determinable fair value, are accounted for using the cost method. Under the cost method of accounting, the investment is carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. As of June 30, 2022, the Company held one cost method investment for $1,000,000 (see Note 5, "Investments").

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

Our fixed maturity securities and debt securities are classified as available-for-sale, and are reported at fair value, with unrealized gains and losses, net of tax, reported in the accompanying condensed consolidated balance sheets in stockholders’ equity as a component of accumulated other comprehensive income or loss. Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of unrealized gain on investments, net in the condensed consolidated statements of operations. Realized gains or losses on available-for-sale investments are reclassified from other comprehensive income (loss) to net income (loss) in the condensed consolidated statements of operations.

Investments in equity investments that do not have readily determinable fair values (non-marketable) are accounted for at cost minus impairment, if any, and any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in unrealized gain on investments, net in the condensed consolidated statements of operations.

Interest on securities is reported in the accompanying condensed consolidated statements of operations in interest income. Dividends paid by securities are reported in the accompanying condensed consolidated statements of operations in other income. Realized gains or losses are reported in the accompanying condensed consolidated statements of operations in net realized gain on investments.

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	Fair value at June 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$68	$68	$—	$—
Cash and cash equivalents	$68	$68	$—	$—

Common stock and common stock options	$5,363	$5,363	$—	$—
Equity securities	$5,363	$5,363	$—	$—

Debt securities	$2,575	$—	$2,575	$—
Debt securities	$2,575	$—	$2,575	$—

Corporate bonds	$3,828	$—	$3,828	$—
Fixed maturity securities	$3,828	$—	$3,828	$—

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

Recently Issued Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently in the process of assessing the impact of this new standard on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (ASC 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively. The Company is currently in the process of assessing the impact of this new standard on its consolidated financial statements.

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

Accordingly, the operating results of its operations in the entities and related business operations sold for June 30, 2021 presented have been reclassified in the condensed consolidated statements of operations as “income from discontinued operations”. Interest expense that is specifically identifiable to debt related to the entities sold qualifies as discontinued operations and is allocated to interest expense from discontinued operations in the Company’s condensed consolidated financial statements. Additionally, the carrying amounts of the assets and liabilities for the entities sold as of December 31, 2021 presented have been reclassified in the condensed consolidated balance sheets.

The following table presents the financial results of the discontinued operations:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Revenue	$6,994	$13,454
Costs of revenue	(2,185)	(4,425)
Sales and marketing	(1,415)	(2,756)
General and administrative	(669)	(1,182)
Product development	(1,284)	(2,588)
Depreciation	(64)	(125)
Amortization	(240)	(478)
Restructuring	(61)	(61)
Interest expense	(2)	(3)
Interest income	3	4
Other income	260	288
Foreign currency exchange gain	168	(212)
Income tax expense	(122)	(213)
Net income from discontinued operations	$1,383	$1,703

Cash flow information relating to the discontinued operations for the six months ended June 30, 2021 is as follows:

For the Six
Months Ended
June 30,
2021
Operating cash flow data:
Depreciation	$125
Amortization of intangible assets	$478
Amortization of operating leases — right of use assets	$211
Provision for deferred income taxes	$7
Investing cash flow data:
Purchases of property and equipment	$(108)

NOTE 3 — BALANCE SHEET COMPONENTS

The components of accounts payable and accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable and accrued liabilities:
Accounts payable	$157	$83
Accrued compensation and related expenses	12	538
Accrued liabilities	465	631
	$634	$1,252

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per common share:
Net loss from continuing operations	$(2,162)	$(430)	$(2,702)	$(1,666)
Net income from discontinued operations	—	1,383	49	1,703
Basic weighted average shares outstanding	12,300	12,257	12,308	12,232
Basic loss per common share from continuing operations	$(0.18)	$(0.04)	$(0.22)	$(0.14)
Basic earnings per common share from discontinued operations	$—	$0.11	$—	$0.14

Diluted earnings (loss) per common share:
Net loss from continuing operations	$(2,162)	$(430)	$(2,702)	$(1,666)
Net income from discontinued operations	—	1,383	49	1,703
Weighted average shares outstanding	12,300	12,257	12,308	12,232
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	12,300	12,257	12,308	12,232
Diluted loss per common share from continuing operations	$(0.18)	$(0.04)	$(0.22)	$(0.14)
Diluted earnings per common share from discontinued operations	$—	$0.11	$—	$0.14

Weighted average options to purchase approximately 0.1 million shares and 0.3 million shares of common stock equivalents for the three and six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted weighted average shares outstanding because the effect would have been anti-dilutive since their exercise prices were greater than the average market value of our common stock for the period. Earnings per share calculations use basic weighted average shares outstanding, when in a net loss position.

NOTE 5 — INVESTMENTS

Fixed-Maturity, Debt and Equity Securities Investments

On June 13, 2022, the Company entered into a line of credit to loan a counterparty 1,000,000 United States Dollar Coin (“USDC”) for a 30 day period. USDC is fully backed by the United States Dollar (“USD”) and is not subject to market fluctuations, and the Company plans to convert the USDC to USD immediately upon maturity. The loan bears interest at a rate of 4.0% per annum and had a term of one month. The entire principal balance of the loan was outstanding as of June 30, 2022.

On June 14, 2022, the Company purchased a promissory note with a second counterparty for $1,575,000 in conjunction with CCUR Holdings, Inc. The note bears interest at a rate of 15.0% per annum and has a term of one year and payment in full of the outstanding principal balance becomes due. The loan is collateralized by the counterparty’s and its subsidiaries’ assets including cash and intellectual property. If the counterparty incurs no event of default and has made all accrued interest payments, the counter party may extend the term by two additional six-month extension periods. The entire principal balance of the loan was outstanding as of June 30, 2022.

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following as of June 30, 2022. There were no investments as of December 31, 2021.

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities
Common stock and common stock options	$6,921	$46	$(1,604)	$5,363
Total equity securities	$6,921	$46	$(1,604)	$5,363

		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Debt securities
Available for sale	$2,575	$—	$—	$2,575
Total debt securities	$2,575	$—	$—	$2,575

		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Fixed-maturity securities
Corporate bonds	$6,402	$—	$(2,574)	$3,828
Total fixed-maturity securities	$6,402	$—	$(2,574)	$3,828

The Company sold equity securities investments for proceeds of $1.5 million, and $2.0 million for the three and six months ended June 30, 2022, respectively, resulting in realized gains on investments, net of $0.3 million and $0.4 million, respectively. The Company also had unrealized losses on equity securities, net of $1.7 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, the Company did not consider any of the fixed-maturity securities to be other-than-temporarily impaired. The Company does not intend to sell, nor believe it is more likely than not that the Company will be required to sell, any of the securities in an unrealized loss position. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the ability and intent to hold the security to maturity and whether it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.

Maturities of Debt Securities and Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of debt securities and fixed-maturity securities available for sale as of June 30, 2022 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due within one year through three years	$2,575	$2,575
Due after three years through five years	6,402	3,828
Due after five years through ten years	—	—
Total debt securities and fixed-maturity securities	$8,977	$6,403

Cost Method Investment

In May 2022, the Company purchased a minority equity interest through a private placement in the amount of $1.0 million in BH3 Slate, LLC (“BH3”). As of June 30, 2022, the Company holds a 3.75% ownership interest. Distributions of available cash made by BH3 will first be made to us equal to our interest until the Internal Rate of Return is 8%, second to the manager until Internal Rate of Return of 5%, thereafter with 75% going to member and 25% to the manager. There were no indicators of impairment during the three and six months ended June 30, 2022.

NOTE 6 — STOCK-BASED COMPENSATION

We recognized less than $0.1 million of compensation expense within general and administrative expense in the condensed consolidated statements of operations, with respect to our stock-based compensation plans for the three months ended June 30, 2022 and 2021, and $0.2 million for the six months ended June 30, 2022 and 2021.

Stock Incentive Plans

At June 30, 2022 and December 31, 2021, no shares were available for grant under the 2007 Stock Plan, as amended. At June 30, 2022 and December 31, 2021, 0.03 million options and no restricted shares, and 0.1 million options and no restricted shares were issued and outstanding under the 2007 Stock Plan as amended, respectively.

At June 30, 2022 and December 31, 2021, there were approximately 0.4 million and 0.6 million shares available for grant under the 2016 Stock Plan, respectively. At June 30, 2022 and December 31, 2021, 0.1 million options and 0.2 million restricted shares and 0.1 million options and no restricted shares were issued and outstanding under the 2016 Stock Plan, respectively.

The fair value of restricted shares for stock-based compensation expense is equal to the closing price of our common stock on the date of grant. The restricted shares for stock awards vest in three tranches: the first tranche vests immediately; and the second and third tranches vest over the following two years for senior management and the board of directors.

The following is a summary of restricted stock activity under the plans for the six months ended June 30, 2022:

Restricted Stock
Number of Shares
(in thousands)
Unvested restricted stock at January 1, 2022	—
Add restricted stock granted	225
Less restricted stock vested	(75)
Less restricted stock forfeited/expired	—
Unvested restricted stock at June 30, 2022	150

The following is a summary of stock option activity under the plans for the six months ended June 30, 2022:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (Years)	(in thousands)
Options outstanding at January 1, 2022	287	$6.11	4.37	$—
Less options forfeited/cancelled	(205)	4.11	—	—
Less options expired	—	—	—	—
Options outstanding at June 30, 2022	82	$5.71	4.35	$—

Options exercisable at June 30, 2022	82	$5.71	4.35	—

There were 225,000 restricted shares granted and no stock options granted during the six months ended June 30, 2022, and no restricted stock awards or options granted during the six months ended June 30, 2021. The total fair value of restricted shares granted during the six months ended June 30, 2022 was $0.4 million. No restricted shares were granted during the six months ended June 30, 2021.

NOTE 7 — INCOME TAXES

The income tax provision for the fiscal year ending December 31, 2022 interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to unrealized gains. At June 30, 2022 the Company is currently estimating an annual effective tax rate of approximately 9.7%, resulting in a net tax benefit from continuing operations of $0.1 million for the six months ended June 30, 2022. The Company recorded a tax expense of less than $0.1 million from continuing operations for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company recorded a less than $0.1 million income tax benefit from discontinued operations and recorded $0.2 million in tax expense from discontinued operations for the six months ended June 30, 2021.

For the three months ended June 30, 2022, we recorded less than $0.1 million in net tax benefit from continuing operations. For the three months ended June 30, 2021, we recorded less than $0.1 million in net tax expense from continuing operations. The Company recorded $0.1 million in net tax expense from discontinued operations for the three months ended June 30, 2021.

Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state jurisdictions. As of June 30, 2022, the Company is subject to U.S. Federal income tax examinations for the years 2018 through 2020 and income tax examinations from various other jurisdictions for the years 2016 through 2020.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

(a)Lease Commitments

Under ASC 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of less than one year. We lease office and operating facilities under non-cancelable operating leases. Current facility leases include our offices in Englewood, Colorado and New York, New York. Total rent expense consisted of short-term lease expense of less than $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively. There was no sublease rental income for the three and six months ended June 30, 2022 and 2021.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. We did not have leases that had terms of greater than 12 months as of June 30, 2022 and December 31, 2021.

(b)Other Commitments

As permitted under Delaware law, we have agreements with officers and directors under which we agree to indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments we could be required to make under these indemnification agreements; however, we maintain Director and Officer insurance policies, as well as an Employment Practices Liability Insurance Policy, that may enable us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2022 or December 31, 2021.

We enter into standard indemnification terms with outside consultants, in the course of business, for third party claims arising under our contracts. Depending upon the nature of the indemnification, the potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We have never incurred costs to defend lawsuits or settle claims relating to an indemnification. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there were no liabilities recorded for these agreements as of June 30, 2022 or December 31, 2021.

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

The Manager will receive compensation for performance under the Management Agreement consisting of a management fee of 2% of the fair market value of the Assets and a performance fee in respect of each performance period shall be equal to 20% of the appreciation of end-of-year net asset value. The management fee and performance fee may be paid through the issuance of stock appreciation rights of the Company’s common stock or in cash payment to the Manager. The Manager is also entitled to payment or reimbursement of certain administrative costs and expenses incurred in connection with the management of the Assets, such as custodial fees, brokerage commissions and similar fees and expenses. The Manager shall be responsible for all of its operating expenses. The Management Agreement may be terminated by either party upon thirty days written notice. No stock appreciation rights have been awarded in the six months ended June 30, 2022.

(c)Litigation

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

On October 15, 2019, the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court of New Jersey against us. That suit sought $3.5 million for claims of libel, harm of lost employment opportunities, severance payments and benefits that he would have been entitled to receive had he been terminated without cause. The Company engaged legal counsel through its insurance carrier. The Company decided that it was prudent to avoid further legal fees and disruption to the business caused by an on-going litigation claim. Therefore, to resolve amicably and discontinue disputes regarding all claims arising from the lawsuit and with the denial of every allegation of wrongdoing, in June 2021, a settlement and mutual general release was agreed to that included payment of $0.6 million by the Company. Our insurance carrier has agreed to contribute $0.3 million toward the settlement. Settlement was paid in full in July 2021 and is included in Other (expense) income, net, on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2021.

(d)Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after a period of eight to twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We have met the conditions of the PPP Loan forgiveness program. As authorized by section 1106 of the CARES Act, United States Small Business Administration (“SBA”) forgave the full amount of PPP loan on May 20, 2021. We recorded the forgiveness amount as other income. We had used the loan proceeds for purposes consistent with the PPP, including paying for Company wages.

(e)Potential Claim on Escrow Account

The Company has been served notice by the Purchasers making a claim for indemnification under the Equity Purchase Agreement related to a failure to file returns, make require remittances, and pay taxes to the Irish Revenue Service with respect to an employee for pre-closing periods. The Company has recorded a liability in the amount of $0.2 million related to the employer burden which had not been remitted. The Company has objected to the release of any funds related to the claim until the final amount can be agreed upon by the parties. The Company intends to defend this matter rigorously and the additional amounts in the claim is not estimable or determinable at this time.

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

Following the sale of its assets in real-time digital engagement solutions and services in December 2021, the Company has decided to evaluate new areas of business which included two initial areas of product focus. The two areas of focus are in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. Additionally, the Company maintains an extensive background in mergers and acquisitions (“M&A”) activity. The Company plans to use cash assets, and network of relationships to acquire businesses and/or assets, as well as consider strategic partnerships.

RECENT DEVELOPMENTS

We reported a net loss from continuing operations of $2.2 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively and $2.7 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

COVID-19

The COVID-19 global outbreak caused instability and volatility in multiple markets throughout the world. We have leveraged our ability to work remotely resulting in limited effect on our day to day operations.

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

NASDAQ

On December 9, 2021, we received a letter from the Nasdaq Capital Market (“NASDAQ”) regarding the Equity Purchase Agreement and the two Software Purchase Agreements entered into by the Company pursuant to which we sold all of our assets. The staff requested certain information from the Company regarding its on-going business. We provided a response to the staff on January 7, 2022. We received a follow up request from the NASDAQ for additional information and we provided a response to the staff on February 15, 2022.

On April 13, 2022, Symbolic Logic Inc. f/k/a Evolving Systems, Inc. notified the NASDAQ of its intention to voluntarily withdraw its common stock, par value $0.001 per share (the “Common Stock”), from listing on Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission on Monday, April 25, 2022, relating to delisting the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, to be effective ten days thereafter. After delisting, the Common Stock may be quoted on the OTC Pink Open Market.

TENDER OFFERING

On May 23, 2022, the Company announced a modified Dutch auction tender offer to purchase with cash up to $9.6 million of shares of its common stock which expired on June 23, 2022. Based on the final count by the depository for the tender offer, a total of 1,501,192 shares of common stock were validly tendered and not validly withdrawn at or below the price of $1.55 per share. The Company accepted all of these shares of common stock for purchase at the purchase price of $1.55 per share, for a total cost of $2.3 million, excluding fees and expenses. The total of 1,501,192 shares of common stock accepted for purchase represents approximately 12.2 % of the Company’s total shares of common stock outstanding.

GOING CONCERN

We believe our current liquidity from the Purchase Agreements will be sufficient to fund operations and meet the Company’s cash needs for future working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In making this assessment, we considered our $17.8 million in cash and cash equivalents and our $29.2 million in working capital at June 30, 2022.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated statements of operations in comparative format:

	For the Three Months Ended June 30,
	2022	2021	Change	%

	(in thousands, except percentages)
Revenue	$—	$—	$—	0.00%

OPERATING EXPENSES
General and administrative	936	726	210	28.93%
Depreciation	1	—	1	0.00%
Total operating expenses	937	726	211	29.06%

Loss from operations	(937)	(726)	(211)	29.06%

Other income (expense)
Interest income	243	2	241	12050.00%
Interest expense	—	—	—	(100.00)%
Other income (expense), net	(105)	318	(423)	(133.02)%
Realized gain on investments, net	291	—	291	100.00%
Unrealized loss on investments, net	(1,660)	—	(1,660)	100.00%
Other income (expense), net	(1,231)	320	(1,551)	(484.69)%

Loss from continuing operations before income taxes	(2,168)	(406)	(1,762)	433.99%
Income tax expense (benefit)	(6)	24	(30)	(125.00)%
Net loss from continuing operations	(2,162)	(430)	(1,732)	402.79%
Income from discontinued operations before income taxes	—	1,505	(1,505)	(100.00)%
Income tax expense (benefit) from discontinued operations	—	122	(122)	(100.00)%
Net income from discontinued operations	—	1,383	(1,383)	(100.00)%
Net (loss) income	$(2,162)	$953	$(3,115)	(326.86)%

	For the Six Months Ended June 30,
	2022	2021	Change	%

	(in thousands, except percentages)
Revenue	$—	$—	$—	100.00%

OPERATING EXPENSES
General and administrative	2,088	1,658	430	25.93%
Depreciation	1	1	—	0.00%
Total operating expenses	2,089	1,659	430	25.92%

Loss from operations	(2,089)	(1,659)	(430)	25.92%

Other income (expense)
Interest income	579	2	577	28850.00%
Interest expense	(2)	—	(2)	(100.00)%
Other income (expense), net	(91)	(1)	(90)	9000.00%
Realized gain on investments, net	394	—	394	100.00%
Unrealized loss on investments, net	(1,558)	—	(1,558)	100.00%
Other income (expense), net	(678)	1	(679)	(67900.00)%

Loss from continuing operations before income taxes	(2,767)	(1,658)	(1,109)	66.89%
Income tax expense (benefit)	(65)	8	(73)	(912.50)%
Net loss from continuing operations	(2,702)	(1,666)	(1,036)	62.18%
Income from discontinued operations before income taxes	—	1,916	(1,916)	(100.00)%
Income tax expense (benefit) from discontinued operations	(49)	213	(262)	(123.00)%
Net income from discontinued operations	49	1,703	(1,654)	(97.12)%
Net (loss) income	$(2,653)	$37	$(2,690)	7270.27%

Expenses from Continuing Operations

General and Administrative

General and administrative expenses consist principally of employee-related costs for the following departments: finance, human resources, and certain executive management; facilities costs; and professional and legal fees. General and administrative expenses increased $0.2 million, or 29% to $0.9 million for the three months ended June 30, 2022 from $0.7 million for the three months ended June 30, 2021. There was an increase of $0.4 million of professional fees in bookkeeping and preparation of SEC reports, and fees to our third party asset manager. These costs were partially offset by a $0.2 million decrease of salaries and benefits related to employee departures.

General and administrative expenses increased $0.4 million, or 24% to $2.1 million for the six months ended June 30, 2022 from $1.7 million for the six months ended June 30, 2021. There was an increase of $0.7 million of professional fees and $0.1 million in contractor fees related to use of third party services in bookkeeping and preparation of SEC reports, and fees to our third party asset manager. These costs were partially offset by a $0.3 million decrease of salaries and benefits related to employee departures.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained constant at less than $0.1 million for the three and six months ended June 30, 2022 and 2021.

Non-Operating Income and Expenses

Interest Expense

Interest expense remained constant at less than $0.1 million in interest expense for the three and six months ended June 30, 2022 and 2021.

Interest Income and Total Other Income (Expense), net

There was interest income and other income of $0.1 million for the three months ended June 30, 2022. Interest and other income was $0.3 million for the three months ended June 30, 2021. The decrease was the result of $0.2 million in expense related to potential claim by the Purchaser on the escrow account. For the three months ended June 30, 2021, the other income of $0.3 million was related to forgiveness of the Paycheck Protection Program Loan.

For the six months ended June 30, 2022, there was interest income and other income of $0.5 million. There was less than $0.1 million in interest income or other income for the six months ended June 30, 2021. The increase was a result of interest earned on investments entered into during 2022, partially offset by $0.2 million in expense related to potential claim by the Purchaser on the escrow account.

Realized Gain on Investments, net

Realized gain on investments, net consists of available for sale and equity securities. Realized gain on investments, net increased $0.3 million, or 100% for the three months ended June 30, 2022, and $0.4 million for the six months ended June 30, 2022. The increase was a result of investments sold by the Company during the six months ended June 30, 2022.

Unrealized Loss on Investments, net

Unrealized loss on investments, net increased $1.7 million, or 100% for the three months ended June 30, 2022 and $1.6 million for the six months ended June 30, 2022. Our unrealized gains and losses on investments each period are a function of changes in the fair value of the investments that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized losses during the current period were attributable to decreases in the fair value of our investment holdings during the period.

Income Taxes

We recorded net income tax benefit from continuing operations of less than $0.1 million and net income tax expense from continuing operations less than $0.1 million for the three months ended June 30, 2022 and 2021 respectively. We also recorded net income tax benefit from continuing operations of $0.1 million and net income tax expense from continuing operations less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of June 30, 2022, and 2021, we had no liability for unrecognized tax benefits. We do not believe there will be any material changes to our unrecognized tax positions over the next twelve months.

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

FINANCIAL CONDITION

Our working capital position decreased by $8.5 million to $29.2 million as of June 30, 2022 from $37.7 million as of December 31, 2021. The decrease in working capital is related to the purchase of investments.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations and bank borrowings. On December 31, 2021, the Company closed on the terms of the Purchase Agreements. Following the sale of its assets in December 2021, the Company researched two initial areas of product focus, each were in research-oriented pre-release mode. The two areas of focus were in the application of self-learning algorithms as well as the symbolic tagging and organizing of physical objects. At June 30, 2022, our principal source of liquidity was $17.8 million in cash and cash equivalents. Our anticipated uses of cash in the future will be to fund the expansion of our business through both organic product development, as well as, possible acquisition activities. Other uses of cash may include investments, capital expenditures, and technology expansion.

Net cash used in operating activities for the six months ended June 30, 2022 was $2.0 million due to net loss of $2.7 million plus an increase in prepaid and other assets of $0.7 million related primarily to accrued interest, and a decrease in income taxes payable of $0.2 million, partially offset by noncash charges of $1.4 million, an increase in accounts payable and accrued liabilities of less than $0.1 million, and increase of escrow liability of $0.2 million. Net cash provided by operating activities for the six months ended June 30, 2021 was $2.5 million due to the net income of less than $0.1 million (offset noncash charges of $0.8 million) increase in unearned revenue of $1.8 million and an increase in accounts payable and accrued liabilities of $0.3 million as well as a decrease in contract receivable of $1.0 million, partially offset by the increase in unbilled work in progress of $0.8 million and income taxes receivable of $0.5 million and an increase in other assets long term of $0.3 million related to the foreign tax credit.

Net cash used in investing activities for the six months ended June 30, 2022 of $17.1 million was primarily due to the purchase of investments of $18.4 million, transaction fees related to prior period disposition of $0.6 million, offset by proceeds on sale of investments of $2.0 million. Net cash used in investing activities for the six months ended June 30, 2021 was $0.1 million and was due to the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 of $2.5 million was due to the retirement of common stock. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2021 and was primarily related to the final principal payments on our term loan.

We believe that our current cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. In making this assessment we considered the following:

●	Our cash and cash equivalents balance at June 30, 2022 of $17.8 million; and
●	Our working capital balance at June 30, 2022 of $29.2 million

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

Our management, including our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock made by the Company during the second quarter 2022:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number of		part of publicly	may yet be purchased
	shares purchased	Average price	announced plans (in	under the plan (in
	(in thousands)	paid per share	thousands)	thousands)
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022*	1,501	1.55	1,501	—
Total	1,501	$1.55	1,501	$—

*On May 23, 2022, the Company announced a modified Dutch auction tender offer to purchase with cash up to $9.6 million of shares of common stock, at a price per share of not less than $1.30 and not more of $1.55 per share. The tender offer expired one minute after 4:59 P.M. Eastern Daylight Time on June 23, 2022.

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

2.7

Equity Purchase Agreement, dated as of October 15, 2021, by and among Evolving Systems, Inc. and Evolving Systems Holdings Ltd., ETI-NET Inc., Investissements Riv Europe Ltee, a Quebec corporation, and Said Hini and incorporated herein by reference.

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

3.7	Amended and Restated Bylaws of Evolving Systems, Inc., as filed as Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2022 and incorporated herein by reference.
3.8	Certificate of Amendment to the Company’s Certificate of Incorporation as filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2022 and incorporated herein by reference.
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

SYMBOLIC LOGIC, INC.

By:	/s/ Matthew Stecker	Chief Executive Officer and Executive Chairman	August 11, 2022
	Matthew Stecker	(Principal Executive Officer)